Form 10QSB
period 1996-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1996-07-26
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
- ---     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended June 30, 1996.

                         Commission File Number 0-24248

                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                          87-0361799
 (State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
  incorporation or organization)

                   12725 Stowe Drive, Poway, California, 92064
                    (Address of principal executive offices)

                                 (619) 679-2114
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.00001 par value                            7,541,228
- -------------------------------                            ---------
         (Class)                                 (Outstanding at July 15, 1996)

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                                Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

              Balance Sheets as of June 30, 1996 and
                September 30, 1995 (unaudited)                                  3

              Statements of Operations for the three and nine months ended
                June 30, 1996 and 1995                                          4

              Statements of Cash Flows for the nine months ended
                June 30, 1996 and 1995                                          5

              Notes to Interim Financial Statements                             6

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       7

PART II. OTHER INFORMATION                                                      9

     Item 1. Legal Proceedings                                                  *
     Item 2. Changes in Securities                                              *
     Item 3. Defaults upon Senior Securities                                    *
     Item 4. Submission of Matters to a Vote of Security Holders                *
     Item 5. Other Information                                                  *
     Item 6. Exhibits and Reports on Form 8-K                                   9



SIGNATURES                                                                      10

         *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                     June 30,         September 30,
                                                                       1996               1995
CURRENT ASSETS:
     Cash                                                         $    65,904        $    58,903
     Investment securities                                            254,589            491,250
     Trade accounts receivable - net                                   55,459            113,292
     Inventories                                                      265,842            285,375
     Prepaid expenses                                                   2,852              9,362
                                                                  -----------        -----------
Total current assets                                                  644,646            958,182

EQUIPMENT -NET                                                         66,357            103,633

PURCHASED TECHNOLOGY - NET                                             45,000             60,000

OTHER ASSETS - PATENTS                                                 22,925               --
                                                                  -----------        -----------
                                                                  $   778,928        $ 1,121,815
                                                                  ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Bank line of credit                                          $    25,000        $    25,000
     Accounts payable and accrued liabilities                         180,839            358,826
     Deferred income taxes                                               --               10,000
                                                                  -----------        -----------
Total current liabilities                                             205,839            393,826

LONG-TERM DEBT (NOTE 6)                                               320,000            144,584
                                                                  -----------        -----------
Total liabilities                                                     525,839            538,410

STOCKHOLDERS' EQUITY:

     Common stock $.00001 par value; authorized
       20,000,000 shares; 7,541,228 and 7,291,228 shares
       issued and outstanding, respectively                                75                 73
     Additional paid-in capital                                     1,692,803          1,567,805
     Accumulated deficit                                           (1,694,175)        (1,465,489)
     Net unrealized gain on securities available for sale             254,386            481,016
                                                                  -----------        -----------
Total stockholders' equity                                            253,089            583,405
                                                                  -----------        -----------
                                                                  $   778,928        $ 1,121,815
                                                                  ===========        ===========



                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                   Nine Months Ended
                                                           June 30,                             June 30,
                                                      1996             1995              1996             1995
Net sales                                        $   67,738        $  431,611        $  732,625        $1,471,828

Cost of goods sold                                   62,327           310,666           602,290         1,111,416
                                                 ----------        ----------        ----------        ----------

GROSS PROFIT                                          5,411           120,945           130,335           360,412

OPERATING EXPENSES:
     Selling, general and administrative            116,152           125,679           328,970           479,786
     Research and development                        28,259            41,746            79,212           251,471
                                                 ----------        ----------        ----------        ----------

Total operating expenses                            144,411           167,425           408,182           731,257
                                                 ----------        ----------        ----------        ----------

Loss from operations                               (139,000)          (46,480)         (277,847)         (370,845)

OTHER INCOME (EXPENSES):
     Gain on sale of investment securities             --              71,078            55,019            71,078
     Interest expense                                (5,477)           (2,719)          (10,672)           (7,372)
     Other                                             --                 100             4,814             5,141
                                                 ----------        ----------        ----------        ----------

Total other income                                   (5,477)           68,459            49,161            68,847
                                                 ----------        ----------        ----------        ----------

Income (loss) before taxes on income               (144,477)           21,979          (228,686)         (301,998)

Taxes on income                                        --                --                --                --
                                                 ----------        ----------        ----------        ----------

NET INCOME (LOSS)                                $ (144,477)       $   21,979        $ (228,686)       $ (301,998)
                                                 ==========        ==========        ==========        ==========
NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                                $    (0.02)       $     Nil         $   (0.03)        $    (0.04)
                                                 ==========        ==========        ==========        ==========
AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                       7,541,228         7,291,228         7,402,542         7,291,228
                                                 ==========        ==========        ==========        ==========




                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

INCREASE (DECREASE) IN CASH

                                                                Nine Months Ended
                                                                     June 30,
                                                               1996             1995
OPERATING ACTIVITIES:
     Net income (loss)                                      $(228,686)       $(301,998)
     Adjustments to reconcile net income (loss)
     to cash used in operating activities:
         Gain on sale of investment securities                (55,019)         (71,078)
         Amortization and depreciation                         56,675           57,199
         Gain on sale of equipment                             (4,758)            --
         Changes in operating assets and liabilities:
             Prepaid expenses                                   6,510           24,078
             Trade accounts receivable                         57,833           49,230
             Inventories                                       19,533           24,538
             Accounts payable and accrued expenses           (177,987)         106,688
             Accrued interest on long-term debt                 6,204            6,980
                                                            ---------        ---------

Net cash used in operating activities                        (319,695)        (104,363)

INVESTING ACTIVITIES:
     Proceeds received from sale of
       investment securities                                   55,050           71,078
     Proceeds from sale of equipment                            4,605             --
     Purchase of other assets                                 (22,925)            --
     Purchase of equipment                                     (4,246)        (117,091)
                                                            ---------        ---------

Net cash provided by (used in) investing activities            32,484          (46,013)
                                                            ---------        ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                   125,000             --
     Proceeds from convertible debentures                     220,000
     Reduction of note payable - shareholder (Note 6)         (50,788)
     Proceeds from bank line of credit                         25,000           25,000
     Payment on bank line of credit                           (25,000)            --
                                                            ---------        ---------

Net cash provided by financing activities                     294,212           25,000
                                                            ---------        ---------

Increase (decrease) in cash                                     7,001         (125,376)
CASH, BEGINNING OF PERIOD                                      58,903          223,441
                                                            ---------        ---------

CASH, END OF PERIOD                                         $  65,904        $  98,065
                                                            =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
     Interest                                               $   8,539        $     392
     Income taxes                                                --          $   9,322
Issuance of convertible note in exchange
     for shareholder debt                                   $ 100,000        $    --




                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPERATIONS

American Technology Corporation is engaged in the development, manufacture and marketing of electronic products and technologies.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1995.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the year.

3. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 1996:

                  Finished goods           $ 21,249
                  Work in process           152,025
                  Raw materials              92,568
                                           --------
                                           $265,842
                                           ========

4. INVESTMENT SECURITIES

The Company's investment securities consists of 225,300 shares of Norris Communications Corp. ("Norris") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At June 30, 1996 the Company's market value of available for sale securities consisted of:

                                           Gross          Estimated
                                        Unrealized           Fair
                              Cost         Gains            Value
                              ----      ----------        ---------
         Common stock         $203       $254,386         $254,589

5. LINE OF CREDIT

The Company has a $40,000 bank line of credit secured by receivables, inventory and other assets. At June 30, 1996 the Company had $25,000 outstanding on the line of credit.

6. LONG-TERM DEBT

Long-term debt consists of $320,000 of unsecured 8% convertible subordinated notes due May 31, 1999. Interest is payable quarterly. The notes are convertible into common stock at $1.00 per share.

A total of $220,000 represented cash proceeds obtained by the Company during the third fiscal quarter. A total of $100,000 of the notes is due to a stockholder/director representing the balance of an 8% note that was due October 1, 1996 and was refinanced (after a $50,788 cash principal and accrued interest reduction) on the same terms as new note holders.

7. STOCKHOLDERS' EQUITY

In February 1996 the Company completed a private placement of 250,000 common shares for proceeds of $125,000. In connection with the placement the Company granted the purchasers warrants to purchase 250,000 common shares at $0.50 per share until February 23, 1999.

In connection with the issuance of convertible debt (Note 6) the Company granted warrants to purchase 320,000 common shares at $1.00 per share until May 31, 1998.

At June 30, 1996 the Company had 844,167 options outstanding pursuant to its 1992 ISO Stock Option Plan execrable at prices ranging from $0.50 to $1.59 per share expiring beginning 1996 through 2001. The Company also had 939,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.50 to $1.59 per share expiring beginning 1996 through 2001.

8. INCOME TAXES

At June 30, 1996 a valuation allowance has been provided to offset the net deferred tax asset as the Company was unable to determine that it is more likely than not that the deferred tax asset will be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $1,370,000 which expire through 2009 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended. As a result of the net loss and loss carryforward, no provision for income taxes has been provided for the period ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities. Although the Company owns several technologies, initial efforts concentrated on developing and producing patented electronic ear-radios of which the FM version was introduced in September 1993 and the AM version in July 1995.

The Company is planning the introduction of additional products and accessories. The Company also is conducting research and development on various technologies in development including its GPS (Global Positioning System) and sound reproduction technologies. The introduction of new products and accessories and the continuation of research will require additional funds to be generated from operations, additional sales of the Norris stock, the sale of additional Company debt or equity or from other sources. There can be no assurance additional funding will be available in the future.

Demand for the Company's ear-radios is subject to significant month to month variability resulting from the limited marketing penetration achieved to date by the Company. Initial sales have been concentrated on a limited number of customers and there can be no assurance of future orders from these or new customers. The markets for the Company's product and proposed products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time to change or introduce products, production limitations and because of limited financial resources.

RESULTS OF OPERATIONS

Net sales for the nine months ended June 30, 1996 were $732,625, substantially all from ear-radio sales. Net sales for the comparable nine months ended June 30, 1995 were $1,471,828. The stronger results in the prior year included initial seasonal and opening stocking orders for the FM radio and large orders from a few customers. The Company has encountered foreign competition for its primary FM radio product, which due to the Company's U.S. patent, has primarily impacted foreign sales which decreased from 50% of sales in the prior period to 30% in the current nine month period. The Company has responded by (1) contracting off-shore assembly to reduce production costs and (2) reducing prices to remain competitive for foreign accounts. These factors have also required reduced prices for U.S. customers. Net sales for the three months ended June 30, 1996 were $67,738 compared to $431,611 for the comparable period of the prior year. In addition to the above factors, the sales in the third fiscal quarter of 1995 included large stocking orders from new customers.

Management believes it has successfully completed the transition to off-shore assembly of the current version of its FM radio which has reduced per unit costs and reduced working capital requirements for parts and labor due to terms obtained from the manufacturer. However, reliance on off-shore production imposes certain risks including delays, shortages and quality issues. The Company is focusing its strategy on increasing its marketing and sales efforts in North America and overseas and believes it can be competitive on the factors of price, terms and quality. The Company's manufacturing strategy is to prototype and produce initial quantities of product in the U.S. (e.g. AM radio) and thereafter arrange for off-shore contract assembly to reduce costs (e.g. FM radio).

Product orders in the first nine months of fiscal 1996 were spread across a larger number of customers. The Company's sales have been concentrated on one product, the FM ear-radio and in addition to the above are affected by a variety of factors including seasonal requirements of customers. The Company has been expanding its radio distribution to limit the exposure to particular customers and to seasonality. The Company anticipates increased sales in the fourth fiscal quarter as compared to the third fiscal quarter of the current year but sales are expected to be less than comparable periods of the prior year until the Company can obtain broader distribution of the FM and AM ear-radios.

Cost of sales for the nine months ended June 30, 1996 were $602,290 resulting in a gross margin of $130,335 or 18%. This compares to a gross margin of 24% for the comparable period of the prior year. Gross margins were impacted by the factors described above. Gross margin percentage is highly dependent on sales prices, production costs and manufacturing overhead allocations. During the current period, the Company experienced price pressure from customers from increased competition, especially on foreign orders. The Company established contract manufacturing for FM ear-radios effective in January 1996 which is expected to reduce costs and reduce the variability of margins to sales levels. However there can be no assurance improved margins can be achieved as production volumes, production costs and sales prices can change significantly.

Research and development costs for the nine months ended June 30, 1996 were $79,212 compared to $251,471 for the comparable nine months of fiscal 1995. During the first nine months of the prior year the Company incurred significant costs related to development efforts on the Company's various technologies, primarily its portable GPS tracking technology to prove technical feasibility. These prior year costs included significant outside design and consultancy costs. The Company did not allocate the same level of resources to research and development in the current period with more resources devoted to establishing outside manufacturing and preparing for the 1996 selling season. However, the Company continued technology development during the quarter including improving its AM ear-radio, furthering its GPS tracker and sound reproduction technologies.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1996 research and development costs to be at lower levels than the prior year due to less use of outside design and consultants.

Selling, general and administrative expenses decreased from $479,786 for the nine months ended June 30, 1995 to $328,970 for the nine months ended March 31, 1996. The major decreases in the current period were commissions which decreased by $26,000 due to the lower sales and less use of representatives. Advertising and promotion costs decreased by $80,000 primarily due to reduced advertising, trade show, corporate promotion and brochure costs. The Company also reduced its occupancy costs by approximately $30,000 with the move to off-shore production and relocation to smaller facilities. The Company anticipates that selling, general and administrative cost levels will not vary dramatically with sales levels and will continue at lower levels than the prior year.

The Company experienced a loss from operations of $277,847 during the nine months ended June 30, 1996 compared to a loss from operations of $370,845 for the comparable nine months ended June 30, 1995. The reduction in the operating losses resulted primarily from reductions in research and development costs and management's control of selling, general and administrative costs. The operating loss for the three months ended June 30, 1996 was $139,000 compared to $46,840 for the prior period. The increased operating loss resulted primarily from the sharply reduced sales and gross margin in the latest quarter compared to the prior year.

During the nine months ended June 30, 1996 the Company paid 36,700 shares of Norris common stock to a creditor for $55,050. In the nine months ended June 30, 1995 the Company sold 25,000 shares for proceeds of $71,078. The timing and amount of Norris stock sales by the Company can have a significant impact on net operations. The decision on timing of sales is dependent on Norris stock prices, management's expectations as to Norris' future operations and Company financial requirements.

As a result of the above factors, the Company reported a net loss of $144,477 and $228,686 for the three and nine month periods ended June 30, 1996, compared to net income of $21,979 and a net loss of $301,998 for the three month and nine month periods ended June 30, 1995. The Company has federal net loss carryforwards of approximately $1,370,000 for federal tax purposes expiring through 2009. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, decisions regarding future research and development, variability in other expenditures, and gains from Norris stock sales when and if made.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The cash used in operating activities was $319,695 for the nine months ended June 30, 1996 compared to cash used in operating activities of $104,363 for the comparable period of the prior year. In addition to the approximate $278,000 net loss from operations reduced by depreciation and amortization of $57,000, the Company reduced accounts payable by $178,000 while reducing inventories by $20,000 and accounts receivable by $58,000 all changes due in part to the transition to off-shore manufacturing. At June 30, 1996 the Company had approximately 20 days sales in accounts receivable which is considered by management to be reasonable based on terms offered customers. However, the Company's sales are affected by a variety of factors including seasonal requirements of customers and therefore the Company's levels of inventory, accounts receivable and accounts payable can vary significantly from quarter to quarter.

At June 30, 1996 the Company had working capital of $438,807 compared to working capital of $564,356 at September 30, 1995. Included in the calculations of working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted Norris. At June 30, 1996 the Company owned 225,300 shares of Norris with a market value of $254,589 compared to 262,000 shares with a market value of $491,250 at September 30, 1995. The reduction in value more than accounted for the reduction in working capital during the quarter which otherwise increased approximately $111,000 excluding the value of the Norris shares. Although the shares of Norris have experienced significant price and volume variability, these shares have provided and are an unused source of liquidity for the Company.

The Company has no material commitments for capital expenditures.

Since January 1992 the Company has financed its operations primarily through the sale of common equity and the proceeds from the sale of shares of Norris. The Company obtained $125,000 during the current period from the sale of its common stock and $220,000 from the sale of convertible debentures and paid $55,050 of Norris shares to a creditor, actions which improved the Company's liquidity. In March 1996, the Company renewed a one year bank line of credit for $40,000 secured by substantially all assets. At June 30, 1996 the Company had drawn $25,000 against this line.

The Company has no other material unused sources of liquidity at this time and the Company expects to incur additional operating losses as a result of continued operations and as a result of expenditures for research and development, patent applications and marketing costs for present and future products and technologies. Based on the current rate of expenditures and operations, the Company does not have sufficient funds for the next twelve months and thereafter. The timing and amounts of expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.. The Company could be required to further curtail research and development expenditures or other operations if there is a cash shortage. Potential sources of any such funds may include the sale of additional Norris shares, bank financing, other debt financing, and additional offerings of the Company's equity securities. There can be no assurance that any funds will be available from these or other potential sources and the lack of such capital could have a material adverse affect on the Company's business.

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - NONE

(b) Reports on Form 8-K - By Form 8-K report dated June 12, 1996, the Company reported an Item 5 event related to a $220,000 private placement of convertible notes and warrants and the refinancing of $100,000 of shareholder debt.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN TECHNOLOGY CORPORATION

Date: July 26, 1996                  By:    /s/ ROBERT PUTNAM
                                            -----------------
                                            Robert Putnam, President,
                                            CEO and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer and duly
                                            authorized to sign on behalf
                                            of the Registrant)