Form 10KSB
period 1996-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1996-12-13
CIK 924383

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996

                          Commission File No. 0-24248

                         AMERICAN TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                              87-0361799
   (State or other jurisdiction of           (I.R.S. Empl. Ident. No.)
    incorporation or organization)

   12725 Stowe Drive, Poway, California                  92064
 (Address of principal executive offices)              (Zip Code)

                                 (619) 679-2114
                           (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.00001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   _____   _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [____]

State issuer's revenues for its most recent fiscal year.   $933,643

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 1, 1996 was approximately $30,310,000 based on an average of the closing bid and ask price $5.06 as reported on the NASD's OTC Electronic Bulletin Board system.

At December 1, 1996, 8,676,759 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock) were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                             Page
                                     PART I

ITEM 1.  Description of Business                                               2
ITEM 2.  Description of Property                                              11
ITEM 3.  Legal Proceedings                                                    12
ITEM 4.  Submission of Matters to a Vote of Security Holders                  12

                                     PART II

ITEM 5.  Market for Common Equity and Related
         Stockholder Matters                                                  12
ITEM 6.  Management's Discussion and Analysis or Plan of Operation            12
ITEM 7.  Financial Statements                                                 17
ITEM 8.  Changes in and Disagreement with Accountants on                      17
         Accounting and Financial Disclosure

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    17
ITEM 10. Executive Compensation                                               18
ITEM 11. Security Ownership of Certain Beneficial Owners and Management       19
ITEM 12. Certain Relationships and Related Transactions                       20
ITEM 13. Exhibits and Reports on Form 8-K                                     21


                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY DEVELOPMENT

American Technology Corporation ("Issuer" or "Company") was incorporated in the State of Utah on February 11, 1980 as Chasko, Inc. and on April 7, 1982 its name was changed to American Technology Corporation. On June 19, 1992 the Company redomiciled from the State of Utah to the State of Delaware. On July 14, 1992, the Company completed a 1-for-5 reverse stock split resulting in 7,291,228 common shares, par value $.00001, being issued and outstanding after the reverse split. The Company's shares trade in the over-the-counter market on the National Association of Securities Dealers OTC Bulletin Board system under the symbol "ATCO."

From its inception in 1980 to 1984 the Company was primarily engaged in the development of a patented 2-speed long play cassette recorder ("X-TEN(R)"). On September 30, 1984, the Company acquired 100% of the outstanding shares of Norcom Electronics Corporation which was engaged in development of patented ear-radio and ear-microphone technology. Both technologies feature small electronics for placement in or around the entrance to the ear canal to perform desired functions. From 1984 through 1987, the Company was engaged in various licensing and development activities with respect to the X-TEN, ear-radio and ear-microphone technology.

In March, 1988 the Company assigned certain ear-microphone technology to Norris Communications, Inc. ("NCI") in return for 700,000 shares of NCI common stock and a 1% royalty on gross sales resulting from the exploitation of certain products using the ear-microphone technology ("EarPHONE"). The Company retained its ear-radio technology. The ear-microphone technology was subsequently sold by NCI to Jabra Corporation which is commercializing the EarPHONE for cellular phone, computer, multi-media and other customers. (See "Certain Relationships and Related Transactions").

From 1988 to early 1992 the Company was inactive due to inadequate financial resources. In early 1992 the Company was brought into good standing and restructured to take advantage of new financing opportunities designed to allow the Company to pursue development of its products and technologies. There were no changes to management resulting from this reactivation.

Since the 1992 restructuring, Company operations have focused on developing its various technology assets. The Company's address is 12725 Stowe Drive, Poway, California, and its telephone number is 619-679-2114. Its Internet site is located at WWW.ATCSD.COM.

BUSINESS

OVERVIEW

The Company is engaged in the development, manufacturing and marketing of consumer electronic products and electronic technologies. The Company's ear-radio technology was commercialized through the 1993 introduction of the FM ear-radio and the 1995 introduction of the AM ear-radio. During fiscal 1996 substantially all of the Company's revenues resulted from the manufacturing and marketing of its "FM Sounds" FM digital scanning ear-radio and its "AM Sounds" AM ear-radio. The Company seeks to expand its ear-radio distribution while developing additional technology assets.

Management anticipates that its HyperSonic Sound (HSS) reproduction technology will become its primary business focus, although there can be no assurance the Company can successfully exploit this new technology. HyperSonic Sound is a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patent-pending process creates an ultrasonic wave that interacts in mid-air to produce wide spectrum audio. Since traditional loudspeaker system elements such as voice coils, magnets, cones/diaphragms, crossover networks, baffles and speaker enclosures are eliminated, management believes HSS technology offers higher quality sound with less distortion while using less power, space, and weight and at a lower cost.

INDUSTRY BACKGROUND

The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to recreate the top end of the audio spectrum, to mid-range speakers, and woofers to address the lower frequencies. All conventional loudspeakers are direct radiating -- they are fundamentally a piston-like device designed to directly pump air molecules into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been few fundamental changes in speaker design or in the way electrical impulses are converted to sound. During this period, electronics (receivers, amplifiers, tuners and recording and playback equipment) has evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However compared to the improvements in electronics, the Company believes loudspeakers are still relatively inefficient in converting electrical energy into acoustic or mechanical sound energy and their design contributes to various forms of sound distortion.

The loudspeaker market is an important segment of the electronics industry. Loudspeakers are used in televisions, radios, telephones, computers, automobiles, and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert speakers, loudspeakers encompass a wide range in size, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers. The Company believes the lack of fundamental innovation and the diversity and size of the loudspeaker market presents an opportunity to introduce new sound technology that will appeal to consumers and be cost-effective for manufacturers.

HYPERSONIC SOUND STRATEGY

The Company's objective is to become a leader in developing, marketing and licensing proprietary sound reproduction technologies and systems that address large and expanding domestic and international consumer electronics markets. The Company seeks to have its HSS technology become a significant alternative to conventional loudspeakers in target market segments. The Company also intends to implement a branding strategy to make HSS synonymous with innovative high-quality sound reproduction. The Company believes that positioning itself as a licensor of the HSS technology and establishing technology collaboration arrangements with manufacturers will facilitate the rapid adoption of HSS technology. Key elements of the Company's strategy include:

1. Build on technical achievements to allow licensees to produce commercially viable products for consumers - The Company's new technology is in an early stage of development. The Company intends to rapidly convert its proof-of-concept demonstration into designs and materials that licensees can use to produce commercially viable sound reproduction systems to meet consumer demand across a variety of market segments.

2. Expand patent coverage - The Company has filed multiple initial patent applications worldwide and expects to continue to file amendments, continuations and additional patents as development progresses.

3. Implement a segmented licensing approach - The Company has developed a segmented licensing approach to target individual market segments. Manufacturers of electronic components will be offered licenses to produce HSS enabled electronic products and HSS emitters (specialized ultrasonic devices essentially taking the place of loudspeakers). The Company may sell circuit board level electronic components or an ASIC (Application Specific Integrated Circuit) containing necessary electronics to make electronic implementation simpler. The Company may also arrange for the production of and market customized ultrasonic materials to its specifications to be used in HSS emitters.

4. Identify and determine market segment needs - The Company has identified and is focusing its licensing efforts on three initial market segments, home audio and video, mobile electronics and computers. The Company is in the early stages of working with manufacturers in each of these segments to identify market requirements and customize the HSS technology. The Company believes that its HSS technology can become an important competitive feature for manufacturers and can also enable such manufacturers to achieve a premium price or premium margins for their products.

5. Establish cross segment relationships to facilitate standards - The Company believes that mass and successful implementation of HSS technology requires the cooperation of manufacturers of electronic components. The Company believes that developing standards for HSS enabling electronics and ultrasonic HSS emitters will accelerate adoption of the technology across market segments. Therefore the Company is targeting long-term relationships with multiple entities to provide a competitive advantage in protecting the Company's market position.

6. Support licensees and develop a market position - The Company intends to support its licensees with technical support and an ongoing research and development effort. The Company intends to require branding of HSS devices to create consumer awareness.

Although the Company intends that a significant portion of its margins will come from licensing, the Company may also sell HSS materials or components. The Company may also produce and sell HSS equipment to either accelerate market entry or meet specialized market needs.

There can be no assurance that the Company can commercialize its HSS technology nor be successful in implementing the above strategies. (See "Management's Discussion and Analysis or Plan of Operation").

HYPERSONIC SOUND TECHNOLOGY

Background and Stage of Development

The Company's HSS technology was invented by Elwood G. Norris, a director of the Company, who manages the Company's research and development and technical activities. Mr. Norris also invented the Company's ear-radio and GPS technology (see below). The Company acquired the basic concepts for the HSS technology (previously called the Sonic Generator technology) from Mr. Norris in 1992. During fiscal 1996, the Company devoted a significant portion of its research and development activities on HSS technology. In July 1996 the Company produced a laboratory proof-of-concept demonstration capable of producing sound in the air using ultrasonics. In October 1996 the Company produced a second generation portable demonstration system with improved electronics. The portable system consists of a standard CD player, an off-the-shelf amplifier modified by the Company, custom electronics and modified commercial ultrasonic emitters. The Company believes that custom ultrasonic emitters will be required to produce a commercially viable system.

The Company is continuing to improve its proprietary electronics and is working with multiple producers of ultrasonic devices to develop custom emitters to the Company's specifications. The Company believes, but there can be no assurance, that it can have commercially acceptable designs and sources of materials for use by licensees during fiscal 1997.

Technology Description

HSS technology is partially based on a phenomenon in music known as Tartini tones first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. H. von Helmholtz, a German physiologist and physicist, in 1856 published the results of his combination tone experiments proving the effect resulted from the non-linearity of air and developed descriptive mathematics which remain valid today. Although others have experimented with these principles in the past, the Company believes it has created novel and proprietary methods to use this concept to produce sufficient sound volume and quality capable of being commercially exploited. The Company's breakthroughs and its process are the subject of multiple pending patents (see below).

Mr. Norris, who has previous patents in the fields of ultrasonics and audio, applied aspects of the electrical concept of mixing of multiple electrical signals to produce new audio by-products. HSS technology employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry intelligence (e.g. music, voice) and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but actually is created within the beam of ultrasonic energy being emitted. Accordingly if the beam is directed towards a wall, the sound emanates from the surface and if the beam is directed to a person the sound emanates at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects.

The Company's use of ultrasonic frequencies to carry intelligence is compatible with existing recording and transmission technology. The generation of the ultrasonic frequencies employed by HSS technology requires modification to existing electronic amplifiers (radios, televisions, telephones, etc.). But since HSS technology requires less wattage (similar to a tweeter requiring less wattage than a sub-woofer) to reproduce sound, the Company believes electronic products that are HSS enabled can be produced at the same or less cost than current systems and in a smaller size. The Company has designed and is continuing to improve electronic specifications to be used to enable electronic devices to produce the ultrasonic output (as compared to audio output in a traditional system) necessary to drive HSS ultrasonic emitters.

HSS technology uses ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy). Certain crystals and ceramics and other materials produce high frequency movement when voltage is supplied, these are piezoelectric elements. These piezoelectric elements are used to emit ultrasonic energy in applications such as sonar, ultrasonic cleaning, industrial inspection and medical ultrasound. Such ultrasonic devices are incapable of producing frequencies in the audible range. The Company has developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound in the air. In commercial application, the Company believes its ultrasonic emitters will be about the size of a hockey puck but may be designed and configured in a variety of designs and shapes to produce desired effects.

Ultrasonics are employed in a wide variety of medical applications where it is directly coupled to the body rather than air. The Company's technology uses relatively small amounts of ultrasonic sound energy which dissipates or is absorbed rapidly in the air. The Company employs frequencies above those that may be harmful to pets but within those used by medical devices directly coupling to the body to image fetuses and the brain. The Company believes that the frequencies and amount of energy employed in the HSS technology is harmless. The Company also believes the emission of such frequencies is not subject of governmental regulation.

The Company believes that its HSS technology, the combination of proprietary electronics and custom ultrasonic emitters, will offer the following advantages:

         - Coverage of the entire audible range (20 Hz to 20,000 Hz) with one small device - no woofer, mid-range and tweeter combination and no crossover network to divide the signal amongst such devices

         -        Sound quality is not dependent on size

         -        Elimination of speaker enclosures, their cost and bulk

         -        Reduction of the effect of room acoustics on sound enjoyment

         -        Small size and low weight as compared to conventional speakers

         -        Improved phase coherency (frequency time alignment)

         -        Reduced distortion

         -        Lower power requirement and greater efficiency

         - Ability to manipulate or selectively position or diffuse the source of sound

Target License Market Segments

The Company has targeted home audio and video, mobile electronics and computers as primary license segments. As of the date of this report the Company has not finalized the details of its proposed licensing terms and conditions and has not entered into any license agreements on HSS technology. However, the Company has commenced discussions with manufacturers in each of primary segments as part of its strategy to determine market requirements. Management is encouraged by the technical and marketing interest in its new sound technology and is pursuing its strategy as outlined above.

Home audio and video includes component, rack and compact audio systems for the home as well as televisions and home theater systems. The Company intends to focus initially on manufacturers in the mid to high-end range of this segment. This segment is experiencing growth from home theater and large screen televisions and is expected to experience growth from the introduction of the high-capacity DVD (digital versatile disc). According to the Electronic Industries Association (EIA) households with the equipment to enjoy home theater doubled in 1995 to about 10 million U.S. homes. The EIA also estimates over 24 million color televisions were sold in the U.S. in 1995 including over 10.5 million stereo equipped televisions. Based on EIA sales data, the Company estimates that there were approximately 8 million audio systems (component, rack and compact) sold in the U.S. in 1995. EIA also estimates that U.S. factory sales of home theater and aftermarket loudspeakers exceeded $600 million in 1995. Manufacturers in this segment include major international consumer companies (e.g. Sony, Phillips, Sanyo, Sharp, JVC and others) and specialty audio component manufacturers (e.g. Carver Corporation, Marantz, NAD and others).

The Company believes its HSS technology will offer the home audio and video market an improved full-spectrum sound source with less distortion and less room interference. The ability to place and manipulate sound in a room without large multiple speakers is expected to be attractive to consumers.

Mobile electronics include autosound sales to OEM (original equipment manufacturers) and auto aftermarkets. According to Wards Automotive forecasts over 40 million cars and light trucks will be sold worldwide in 1996 including over 15 million in the U.S. According to EIA estimates, factory installed U.S. autosound revenues exceeded $3.5 billion in 1995 and over 20 million aftermarket units were sold in 1995 in a market exceeding $1.9 billion. Major suppliers of autosound equipment include Sony, Kenwood, Panasonic, Pioneer, Jensen, Foster, Onkyo, Oxford and others.

The Company believes sound quality, size, weight and cost are critical factors in the autosound market. The Company's HSS technology is expected to offer improved sound (especially bass) from a small, light-weight system that can be competitively priced by manufacturers. The technology also offers many options for the placement of sound within the automobile interior which is expected to be an attractive feature to consumers.

The market for computer sound, primarily multimedia applications is growing rapidly. According to market researcher Dataquest, in 1995 multimedia equipped desktop personal computer shipments were 20.9 million units, more than double the 1994 shipments. In addition to OEM computer sound markets there is a growing aftermarket for computer speakers. Major suppliers of computer sound equipment include OEM's such as Apple, IBM, Packard Bell, Compaq and others and manufacturers such as JBL, Sony, Yamaha, Bose, Panasonic, Foster and others.

The Company believes limitations on size, sound quality and cost are critical factors in the computer sound market. The Company expects HSS technology to offer size, cost and quality advantages to manufacturers and consumers in this rapidly growing market.

The Company recently hired a Vice President of Market Development to direct the Company's HSS technology marketing and licensing activities.

Other HSS Market Opportunities

While the Company's strategy is to focus on licensing to the above market segments, HSS technology is expected to have utility in diverse applications including telephones and answering machines, portable consumer electronics, hearing aids, headphones, cinema/theater, public address and outdoor sound systems, use with noise cancellation systems, military uses and many other applications. The Company also believes there is a significant opportunity for HSS enabled devices designed to retrofit existing stereo equipment to provide theater-like sound. The Company may license, design, develop, manufacture and/or distribute products for these or other specialized applications.

Collaboration with Carver Corporation

In October 1996 the Company announced that it was collaborating with Carver Corporation on the development of a high-quality home audio sound system using Carver audio components and the Company's HSS technology. Carver Corporation is a recognized brand in high-fidelity home audio components. The Company anticipates, but there can be no assurance, that the collaboration will lead to a future licensing agreement when the Company determines license details and is able to provide or arrange for commercially viable HSS emitters.

The Company plans to establish other collaborative arrangements or strategic relationships in other market segments to aid in the early adoption of HSS technology.

Although the Company's strategy is to license broadly, it may provide limited exclusivity in certain market segments or sub-segments or may enter into exclusive arrangements with others to enter particular market segments.

EAR RADIO TECHNOLOGY

Product Description

The Company's patented ear-radio technology allows the placement of a fully operational radio device adapted in size and configuration for placement and retention at the entrance of the ear canal.

FM and AM versions of the ear-radio utilizing this technology have been developed and are being manufactured for and marketed by the Company. The FM ear-radio measures 1/2" by 1-1/2" by 1/4", utilizes approximately 40 transistors, features digital scanning touch-tuning and weighs less than 1/4th ounce. The AM ear-radio measures 1-1/4" by 5/8" by 3/8" and weighs less than 1/4th ounce and features sound quality comparable to much larger radios. The Company produces standard and Japanese frequency FM radios and standard AM radios. The radios come in a variety of colors and are packaged for either retail or bulk shipment. The radios generally retail for $12.95 to $29.95 depending on the outlet and the accessories included.

FM and AM ear-radios accounted for substantially all of the Company's revenues during fiscal 1996 during which it sold approximately 90,000 ear-radios to customers.

Further applications of this technology have been identified, but not yet produced, including fixed-frequency AM, FM or TV band units for use in special station or program promotions, and fixed-frequency AM or FM units for use in specialized local broadcast environments for various events.

The Company is the holder of patent number 4,539,708 granted September 3, 1985 and patent number 5,313,663 granted May 17, 1994 including claims relating to AM, FM, VHF and UHF frequency bands, as well as IR (Infrared). (See "Intellectual Property Rights and Proprietary Information").

The Company anticipates that it will be required to update its ear-radio designs and packaging from time to time to meet market expectations for performance and packaging. The Company is currently developing an improved FM ear-radio anticipated for introduction during the second half of fiscal 1997.

Marketing Strategy

The Company's existing FM and AM ear-radios and products and accessories under development are targeted for the portable audio products segment of the consumer electronics market. The Company's marketing strategy is to wholesale its ear-radios to a variety of organizations and companies already established to market and distribute the products to retailers and consumers. This strategy is designed to allow the Company to focus its efforts on manufacturing and new product development while limiting marketing and distributing personnel and associated costs. However, this strategy also limits the Company's ability to control and direct the marketing, distribution and end-pricing of its product.

To date, the Company has focused on four primary market segments for ear-radio marketing and distribution:

         - Retail outlets - The Company directly and also through established manufacturer representatives, promotes its products to local, regional and national retail distributors such as electronic stores, drug stores, computer stores and other retailers.

         - Catalog distribution - The Company's personnel contact catalog companies directly and through third-party agents. To date the Company's radios have been illustrated and offered in a diverse range of catalogs.

         - Television - The radios have been displayed and sold by various television marketers. The Company's marketing plan includes pursuing additional television outlets for its products.

         - Premium/Incentive/Specialty - The Company targets corporate and other organizations to use the radios as premiums, incentives, prizes and for promotions. The radios are designed for logo placement and use in such promotions. The Company has attended premium/incentive trade shows as well as initiated direct contact with large users of prizes and premiums. Specialty applications would also include fixed frequency radios for use by a specific radio station or sports team or other program interested in featuring their activity or organization.

Additionally, the Company has focused efforts on export sales to take advantage of a demand for innovative electronic products and accessories worldwide. In fiscal 1996 approximately 27% of the Company's sales were export sales shipped to customers outside the United States.

The Company seeks to develop, acquire or distribute for others additional products and accessories through the Company's distribution network.

The Company has two full-time marketing personnel assigned to ear-radio marketing and sales activities. The Company had thirteen independent sale representatives in the U.S. and Canada at September 30, 1996.

Assembly and Production

The Company uses a combination of its own assembly and subcontract assembly companies to produce ear-radios from components and subassemblies purchased from others, some of which are manufactured to the Company's specifications. The Company tests, packages and ships the ear-radios from its Poway, California location but may subcontract some of these steps in the future. The Company performs its own engineering and quality control.

The Company believes there are secondary suppliers of components and subassemblies such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse impact on the Company's results of operations.

In July 1995 the Company, through the services of its agent Mitsui U.S.A., Inc., entered into a subcontract manufacturing agreement with Zhuhai Huasheng Enterprise Group Co., Ltd. of mainland China to produce FM ear-radios. This relationship has resulted in added capacity and reduced costs. The Company believes this supplier is also capable of producing AM ear-radios, currently assembled by the Company, as well as the improved model FM ear-radio and other products when and as desired by the Company. The Company believes that there are a number of electronic product subcontract assembly companies located in North America and overseas that are qualified to produce the Company's electronic products should the existing supplier be unable or unwilling to do so, however any disruption of supply could cause additional costs and delays and could have a material adverse impact on the Company's results of operations.

The Company produces both to order and for inventory for future orders. Most orders have generally been filled within forty-five days, however any future large orders could exceed the Company's production and financial capacity and adversely affect the Company's operations. Because the policy is to fill orders promptly, the Company does not maintain and does not expect in the future to maintain a significant backlog of sales on its products.

PORTABLE GPS TECHNOLOGY, OTHER TECHNOLOGIES AND INVESTMENTS

Portable GPS Technology

In late 1994 the Company innovated a proprietary method of tracking persons and objects utilizing Global Positioning System ("GPS") technology. A substantial portion of the Company's 1995 research and development budget was expended in furthering this technology. The Company has designed a portable device as a simple solution to (1) finding another person or object or (2) finding a known location. It employs GPS technology but doesn't require complicated longitude/latitude readouts, mapping software or recording and storing of previous locations and movements as used in most portable GPS devices. The Company has produced a proof-of-concept demonstration system.

The field of GPS technology involves a large number of companies with substantial resources devoting significant funds to research and development and launching many new products. It is very competitive with frequent introduction of new features and rapidly declining prices. With the nature of this intense competition in mind, the Company has taken extended steps in its attempts to protect this product concept. This has included filing two U.S. patent applications and reviewing the applications with a U.S. patent examiner specializing in GPS technology. Since these applications are pending, there can be no assurance any patent will issue nor if issued that they will provide meaningful protection from competition.

With the current emphasis on HSS technology, the Company has postponed further development on its GPS technology pending an evaluation of patent protection that may be available and further market evaluation due to significant competition and the rapidly changing nature of the GPS equipment market. The Company anticipates the issuance of its patent during fiscal 1997 with the ultimate claim set allowed to be a determining factor on future activity with respect to this technology. The Company believes that certain features of its patent, if allowed, may be licensable to the GPS industry.

Other Technologies

The Company has other technology and product concepts in early stages of development. There can be no assurance that these concepts will develop into viable research projects nor that the Company will have the personnel and financial resources to develop additional technologies.

Investment in Norris

The Company at September 30, 1996 held 225,300 common shares (less than 1%) of Norris Communications Inc. (NCI), a San Diego-based NASDAQ quoted company engaged in the development, manufacture and marketing of electronic products. These shares remain from the 700,000 shares received by the Company in 1988 from the sale to NCI of a newly formed subsidiary (now Jabra Corporation) that owned the Company's ear-microphone technology (see "Item 12. Certain Relationships and Related Transactions"). These shares had a market value of approximately $190,000 at September 30, 1996.

The Company also retains a 1% royalty on gross sales of Jabra Corporation products incorporating a wireless receiver sold until the expiration of the last patent relating to the EarPHONE technology. Jabra has not yet introduced a wireless receiver product and therefore the Company has not received any royalties and there can be no assurance it will receive any royalties in the future.

CUSTOMERS

For the fiscal year ended September 30, 1996 two customers accounted for 25% of sales. Target Stores, Inc. accounted for approximately 11% of sales and RTA International, Inc. accounted for approximately 14% of sales, with no other single customer accounting for more than 10% of sales.

The Company expects that the addition of retail outlets, expansion of radio distribution and the introduction of additional products and accessories will reduce the reliance on individual customers.

COMPETITION

The Company faces competition from a large number of international manufacturers of consumer electronic and audio equipment products. Consumer tastes and demand can change quickly.

Ear-Radios

The Company's ear-radio products compete directly with a number of manufacturers of miniature radios such as pocket and credit card size radios. Most of the Company's competitors have greater financial, manufacturing and marketing resources and can command more retail and consumer exposure than that of the Company. Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations.

The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases rapidly obsoleting existing products and technologies.

The Company believes that its ear-radio is a one of a kind product featuring a radio entirely placed at the entrance to the ear canal. This feature along with the quality of each radios sound and the FM's digital touch tuning are believed to be the most important competitive features important to customers. The Company believes that its patents provide it some protection and a barrier to entry into the U.S. from competitors offering a similar radio device, however patents are subject to loss, circumvention and other risks (see "Intellectual Property Rights and Proprietary Information").

HyperSonic Sound Technology

The Company has made substantial inquiry and search but is not aware of any previous or other sound reproduction system that has successfully employed the concepts similar to those developed by the Company. Although others have attempted to use the combination tone concept to produce sound, to the knowledge of the Company none have been able to produce sufficient sound volume and quality to make a commercially viable system.

Although most loudspeakers are of the direct radiating type, their have been a many attempts to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. For example direct radiating flat-panel loudspeakers overcome some of the size limitations, but they are generally limited by sound quality and frequency range. There can be no assurance that alternate technologies and systems have not been developed, or that such systems may currently be in development or will be developed by others in the future that would be directly competitive with the Company's HyperSonic Sound technology.

The Company's method of sound reproduction will also compete with existing loudspeakers. In addition to the companies described above in "Target License Market Segments" many who currently provide loudspeakers with their consumer electronic products, the Company will also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources than the Company and have existing proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that the Company's HSS technology, if implemented commercially, will be competitive in the entrenched loudspeaker market.

The Company believes that its success will be dependent upon creating relationships with electronic equipment manufacturers by providing them the ability to offer improved sound in a small light-weight unit at competitive prices with additional advantages such as the ability to spatially orient sound in novel ways. The Company believes it will compete on the uniqueness of its proprietary technology and designs, system features and price, ease of use, quality of marketing and ability to identify and meet consumer needs. There can be no assurance that based on these factors the Company can be competitive with existing or future products, technologies or services of its competitors.

GOVERNMENT REGULATION

The Company is subject to regulation by federal, state and local governmental authorities in connection with its assembly and production operations. The Company's electronic products are also subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (FCC). The Company believes it is in substantial compliance with all applicable regulations, and that it has all material governmental permits, licenses, qualifications and approvals required for its operation.

The Company does not believe its ultrasonic emitters, which emit ultrasonic waves into the air and not electromagnetic waves, are the subject of existing governmental regulation. However there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on the Company's proposed commercialization of HSS systems.

The Company does not believe it is materially affected nor does it expect to be materially affected by the costs and effects of compliance with environmental laws.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION

The Company operates in an industry where innovations, investment in new ideas and protection of its resulting intellectual property rights are important to success. The Company relies on a variety of intellectual property protections for its products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of vigorously enforcing such rights.

The Company currently holds U.S. patent #4,215,377 granted July 29, 1980 on certain long-play cassette technology and two issued U.S. patents #4,539,708 granted September 3, 1985 and #5,313,663 granted May 17, 1994 on the ear-radio technology. The Company has two patents pending on its GPS technology and three patents pending on its HSS technology and is currently preparing and intends to file additional HSS technology patent applications.

The Company has an ongoing policy of filing patent applications to seek protection for novel features of its products and technologies. Prior to the filing and granting of patents, the Company's policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. There can be no assurance that any additional patents on the Company's products or technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position will be important to compete effectively through licensing in the sound reproduction industry. The Company is investing significant management, legal and financial resources towards HSS technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in electronics and sound reproduction are held by others, including academic institutions and competitors. Although the Company is not aware of any existing patents that would inhibit its ability to license the HSS technology, there can be no assurance that others will not assert claims in the future. While sometimes licences to third-party technology are available, there can be no assurance thereof or that such claims, with or without merit, would not have a material adverse effect on the Company.

The validity of the Company's existing patents have not been adjudicated by any court. Competitors may bring legal action to challenge the validity of the Company's patents or may attempt to circumvent the protection provided by those patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain or the loss of patent protection on the Company's technology or the circumvention of its patents, when and if granted, by its competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

The Company also files for tradename and trademark protection when appropriate. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include HyperSonic, HSS and Supernatural Sound. There can be no assurance any degree of protection will be granted or that if granted that tradenames or trademarks can be successfully defended or protected.

The Company's policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of the Company's proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to anyone outside the Company, both during and subsequent to employment or the duration of the working relationship. There can be no assurance, however, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

RESEARCH AND DEVELOPMENT COSTS

For the fiscal years ended September 30, 1996 and 1995, the Company spent $160,934 and $278,997, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on the Company's currently owned technologies or in other areas.

EMPLOYEES

At December 1, 1996 the Company in addition to its two executive officers, employed nine persons, including three part-time employees. One person was engaged in purchasing, two in engineering/quality control, one in production management, two in general/administrative and three in marketing and sales. The Company also employs or leases assembly personnel from time to time on an as needed basis and uses outside consultants for various services.

The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently subleases space and certain services from NCI (of which Elwood Norris is an officer, director and approximately 2% shareholder). The Company currently pays approximately $2,000 per month for approximately 2,400 square feet at 12725 Stowe Drive, Poway, California pursuant to an agreement expiring January 31, 1997. The

Company also pays for certain other shared services. The Company believes that the terms of this arrangement are no less favorable than could be obtained from an independent and unaffiliated party.

The Company believes there is other space available in the general vicinity such that a termination of the arrangement would not have a materially adverse impact on the Company. The Company also believes it will require additional space with the next twelve months consistent with its planned growth and that such space is available in the general vicinity.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any threatened or pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "ATCO") maintained by the National Association of Securities Dealers. The market for the Company's Shares has often been sporadic and limited.

The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended September 30, 1995 and 1996.


                                                            Bid Quotations

                                                     High                    Low
                                                     ----                    ---
Fiscal Year Ended September 30, 1995
  First Quarter                                   $  0.9375               $    0.25
  Second Quarter                                  $    0.75               $  0.3125
  Third Quarter                                   $    0.50               $    0.25
  Fourth Quarter                                  $ 0.46875               $  0.3125
Fiscal Year Ending September 30, 1996
  First Quarter                                   $ 0.46875               $    0.25
  Second Quarter                                  $  1.3125               $ 0.21875
  Third Quarter                                   $    2.25               $   0.875
  Fourth Quarter                                  $   7.375               $  5.6875

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The Company had 1,280 holders of record of its Common Stock at December 1, 1996 with 8,676,759 shares issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities. Although the Company owns several technologies, initial efforts concentrated on developing and producing the ear-radios of which the FM version was introduced in September 1993 and the AM version in July 1995.

The Company is focusing its primary efforts on expanding ear-radio distribution and completing the development and licensing its HSS technology. The introduction of new technologies and products and the continuation of research will require additional funds to be generated from operations, additional sales of the NCI stock, the sale of additional Company equity or from other sources. There can be no assurance additional funding will be available in the future.

Demand for the Company's ear-radios is subject to significant month to month variability resulting from the limited marketing penetration achieved to date by the Company. Initial sales have been concentrated on a few customers and there can be no assurance of future orders from these or new customers. The markets for the Company's product and proposed products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time to change or introduce products, production limitations and because of limited financial resources. See also "Business Risks" below.

RESULTS OF OPERATIONS

Net sales for the fiscal year ended September 30, 1996 were $933,643, substantially all from ear-radio sales, representing a 48% decrease from net sales for fiscal 1995 of $1,801,562, also substantially all from ear-radio sales. The stronger results in the prior year included initial opening stocking orders and significant foreign orders which accounted for 31% of sales in fiscal 1995 versus 27% in fiscal 1996, a decrease of approximately $315,000. During fiscal 1996 the Company encountered foreign competition for its FM ear-radio which due to the Company's U.S. patent had a greater impact on foreign sales. The Company has responded to increased competition by (1) contracting for off-shore assembly to reduce production costs and (2) reducing prices to make the ear-radios attractive to large chain retailers.

Management believes it has successfully completed the transition from in-house FM ear-radio assembly to off-shore contract assembly for the current version of the FM ear-radio. This transition resulted in short periods without supply which also impacted fiscal 1996 sales. Management believes the change has resulted in reduced per unit costs, working capital requirements and increased capacity. However, reliance on off-shore assembly imposes certain risks including delays, shortages and quality issues. Since the May 1996 employment of a full-time marketing executive focusing on ear-radio sales which coincided with the transition described above, the Company has been successful in adding new sales representatives and obtaining new ear-radio accounts. Management, based on existing orders, anticipates that ear-radio sales will exceed $600,000 for the first fiscal quarter of fiscal 1997 (ends December 31, 1996), a traditionally strong seasonal quarter.

Cost of sales for the fiscal 1996 were $797,154 resulting in a gross margin of $136,489 or 15% of net sales. This compares to a gross margin of 24% for the fiscal year ended September 30, 1995. Gross margins were impacted by the factors described above including reduced selling prices being introduced prior to the completion of the transition to off-shore production. The Company anticipates improved margins and is targeting an average of 20% in future quarters, however there can be no assurance thereof as gross margins are highly dependent on sales volumes and prices, production costs and overhead allocations.

Research and development costs for fiscal 1996 were $160,934 compared to $278,997 for fiscal 1995, an decrease of $118,063. In fiscal 1995 the Company made a significant investment in developing the GPS technology and in contracting for new radio designs. Outside contract costs decreased by $120,000 in fiscal 1996 accounting for the the difference from fiscal 1995. Fiscal 1996 research and development was primarily focused on developing the HSS technology which was performed primarily by Company personnel.

Research and development costs vary quarter to quarter and year to year due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1997 research and development costs to increase as a result of expanding development of the HSS technology.

Selling, general and administrative expenses for fiscal 1996 of $555,950 remained relatively constant compared to fiscal 1995. The Company reduced occupancy costs by approximately $53,000 with the transition to off-shore assembly which was offset in part by the addition of marketing and sales personnel. Management anticipates that selling, general and administrative costs will increase in fiscal 1997 due to the recent addition of a full-time licensing executive for HSS technology and a requirement for increased space to accommodate HSS technology related operations.

The Company experienced a loss from operations of $580,395 during the fiscal year ended September 30, 1996 compared to a loss from operations of $434,145 for fiscal 1995. This increase in the operating loss of $146,250 from 1995 to 1996 resulted primarily from the decreased sales and related gross margins net of reduced research and development expenses.

During the 1996 fiscal year the Company sold 36,700 shares of NCI common stock to a creditor for $55,050 in debt reduction. In fiscal 1995 the Company sold 25,000 shares of NCI for a gain of $71,078. The timing and amount of Norris stock sales by the Company can have an impact on net operations. The decision on timing of sales is dependent on NCI stock prices, management's expectations as to NCI future operations and Company financial requirements.

Interest expense increased in fiscal 1996 to $42,046 resulting primarily from interest paid primarily in common stock on convertible notes subsequently converted to common stock. At September 30, 1996 the Company had no long-term debt.

The Company reported a net loss of $560,448 for fiscal 1996 and a net loss of $368,201 for fiscal 1995. At September 30, 1996, the Company had net loss carryforwards of approximately $1,959,000 for federal tax purposes expiring from 1999 to 2010. A valuation allowance has been recorded to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be utilized. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under the Internal Revenue Code (see notes to financial statements).

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development, variability in other expenditures, and gains from NCI stock sales when and if made.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $611,350 for the fiscal year ended September 30, 1996 and $174,971 for the fiscal year ended September 30, 1995. During fiscal 1996 in addition to the net loss of $560,448 as adjusted for non-cash gains and expenses to $515,300 the major increase was in inventories of $82,000 in anticipation of first quarter 1997 increased shipments. At September 30, 1996 the Company had approximately 75 days sales in accounts receivable which is in part due to the decreased fiscal 1996 sales. However retail chains often require 60-90 day terms on sales and therefore receivables can vary dramatically due to quarterly and seasonal variations in sales.

At September 30, 1996 the Company had working capital of $1,047,787 and at September 30, 1995 had working capital of $564,356. Included in working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted NCI. At September 30, 1996 the Company owned 225,300 shares of NCI with a market value of $190,153 compared to 262,000 shares at a value of $491,250 at September 30, 1995. This investment is carried on the balance sheet as a current asset of the Company at market value pursuant to Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company effective September 30, 1994. Although the shares of NCI have experienced significant price and volume variability, these shares have provided and are an unused source of liquidity for the Company.

Since the Company's reorganization in January 1992 and through September 30, 1996, the Company has financed its operations primarily through the sale of common equity and convertible notes and proceeds from the sale of shares of NCI. During fiscal 1996 the Company obtained $1.3 million from the sale of equity and convertible notes. During fiscal 1996 the Company acquired approximately $42,000 of new equipment primarily associated with HSS technology research.

In September 1996, the Company renewed a one year bank line of credit for $40,000 secured by substantially all assets including inventories, accounts receivable, and equipment. At September 30, 1996 the Company had no balance on this bank line of credit.

Other than the unused bank line and the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products and technologies. The Company could be required to curtail research and development expenditures if there is a cash shortage. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. At the current rate of expenditures, the Company will require significantly improved gross margins from sales or additional funds for the next twelve months. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. Potential sources of any such required funds may include the bank line of credit, sale of additional NCI shares, additional bank financing, other debt financing, and additional offerings of the Company's equity securities. There can be no assurance that any funds will be available from these or other potential sources and the lack of such capital could have a material adverse affect on the Company's business.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based

Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement in the first quarter of fiscal 1997 by the Company is not expected to have an impact on the financial statements.

SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. While the Company is evaluating the impact of the pronouncement, it expects to continue to account for stock options utilizing the "intrinsic value based method" as is allowed by the statement and therefore does not expect SFAS No. 123 to have a material impact on its financial position, results of operations and cash flows.

BUSINESS RISKS

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

History of Losses; Absence of Profitability; Variability of Results; and Reliance on Customers - The Company has an accumulated deficit of $2,025,937 with net losses of $560,448 for fiscal 1996 and $368,201 for fiscal 1995. The Company expects to incur additional operating losses in future quarters until and if it is able to generate operating revenues and margins sufficient to support expenditures. There is no assurance that the Company will be able to achieve or sustain significant periods of profitability in the future. The sales of the Company's products are also subject to significant quarterly and seasonal variability. The Company has been in the past and may in the future be reliant on a limited number of customers, the loss of which could have an adverse effect on operating results.

Need for Additional Financing; Insufficient Funds for the Next Twelve Months - Based on the current rate of expenditures and anticipated additional expenditures, the Company does not have sufficient funds for the next twelve months and will require funds from the sale of products or licensing or sale of technology or from other sources or will be required to scale back or curtail certain activities. Potential sources of future funds may include the exercise of outstanding options and warrants, sale of additional Company equity securities, some form of debt financing or the sale or licensing of certain of the Company's technologies.

HSS Technology in Development; No Assurance of Completion; May Be Subject to Delays - The Company's HSS technology is in development and has not been developed to the point of commercialization. There can be no assurance that a commercially viable system can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company has not generated any revenues from its HSS technology to date, and has no agreements or arrangements providing any assurance of revenues in the future. The Company's various development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable HSS technology or that if available that it will perform on a cost-effective basis, or that if introduced, that it will achieve market acceptance.

Future Dependent on Market Acceptance of the Company's HSS Technology - The future of the Company is largely dependent upon the success of the Company's HSS technology or the development of new technologies. There can be no assurance the Company can introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

Significant Competition and Possible Obsolescence - Technological competition from other and longer established electronic and loudspeaker manufacturers is significant and expected to increase. Most of the companies with which the Company expects to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of the Company's competitors may succeed in developing technologies and products that are more effective than any of those being developed by the Company, rendering the Company's technology and products obsolete or noncompetitive.

Patents and Proprietary Rights Subject to Uncertainty - The Company has two U.S. patents on ear-radios which it relies on to protect its market position in the U.S. The Company has three patents pending on its HSS technology and the Company is considering additional patent applications. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or licensed to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company may also be able to design around the Company's patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against the Company. There is no assurance however, that the Company's technologies or products do not and will not infringe the patents or proprietary rights of third parties. Problems with patents or other rights could potentially increase the cost of the Company's products, or delay or preclude new product development and commercialization by the Company. If infringement claims against the Company are deemed valid, the Company may seek licenses which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect the Company's future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to the Company's HSS technology could have a materially adverse effect on the Company and its business prospects. There can be no assurance that any application of the Company's technologies will not infringe upon the proprietary rights of others or that licenses required by the Company from others will be available on commercially reasonable terms, if at all.

Ear Radio Assembly Dependent on Subcontractor: Possible Disruptions in Components - With respect to the assembly of the Company's FM ear-radio which accounts for substantially all of the Company's revenues, the Company is dependent on a foreign subcontractor. The Company believes that there are a number of electronic product subcontract assembly companies located in North America and overseas that are qualified to produce the Company's ear-radio should the existing supplier be unable or unwilling to do so, however any disruption of supply could cause additional costs and delays and could have a material adverse impact on the Company's results of operations. The assembly of ear-radios is dependent upon the availability of electronic components. The Company believes there are secondary suppliers of components and subassemblies such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse impact on the Company's results of operations.

Performance Dependent on Key Personnel; Limited Key Person Life Insurance; Success Dependent on Additional Personnel - The Company's performance is substantially dependent on the performance of its executive officers and key technical employees. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled technical personnel. Other than a $2 million policy on Elwood G. Norris, inventor of the Company's technologies, the Company does not have "key person" life insurance policies on any other person. The loss of the services of Mr. Norris could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future success and growth also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

General Conflicts of Interest Due to Part-Time Management and Relationships - As more fully disclosed in "Management" below, the Company's chief executive officers and Mr. Norris the inventor of the Company's technologies, devote only part-time services to the Company and have other employment and business interests to which they devote attention and will continue to do so resulting in certain conflicts of interest. Officer and director Robert Putnam also acts as secretary of NCI and Secretary and Treasurer of Patriot Scientific Corporation where he reports to Mr. Norris and therefore the possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company.

Market Volatility - The Company's shares are traded on the OTC Electronic Bulletin Board, a screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the Bulletin Board are, for the most part thinly traded. The Company's shares have experienced in the past and are expected to experience in the future significant price and volume volatility, increasing the risk of ownership to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 (immediately following page 22 of this report) with the index to financial statements followed by the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The present directors and executive officers of the Issuer, their ages, positions held in the Company and duration as director, are as follows:

              NAME                 AGE       POSITION AND OFFICES                 DIRECTOR SINCE
         Robert Putnam             38        Director and President and CEO            1984
         Elwood G. Norris          58        Director                                  1980
         Richard M. Wagner         51        Director and Secretary                    1986

The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee therefor. There are no other persons whose activities are material or are expected to be material to the Company's affairs. The Company maintains a key person insurance policy on Mr. Norris in the amount of $2 million.

BIOGRAPHICAL INFORMATION

ROBERT PUTNAM. Mr. Putnam has been a director of the Company since 1984 and also served as Secretary/Treasurer until February 1994 when he was appointed President and CEO. Since 1988 he has also served as Secretary of Norris Communications Inc. (NCI), a public company engaged in electronic product development, distribution and sales. Since 1989 he has also served as Secretary/Treasurer and Director of Patriot Scientific Corporation ("Patriot"). Patriot is a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam devotes approximately 70% of his time to the Company.

ELWOOD G. NORRIS. Mr. Norris has been a director of the Company since August 1980. He served as President from August 1980 to February 1994. He currently manages the Company's research and development activities. He has been a director of NCI since 1988 and has served as its Chief Technology Officer since October 1995. From 1988 to October 1995 he served as NCI President. Since August 1989, he has served as director of Patriot and served as Chairman and Chief Executive Officer until June 1994. From June 1995 until June 1996 when he was reappointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot, upon the illness and subsequent death of its Chairman, President and Chief Executive Officer. He is an electronics engineer and an inventor with over 20 U.S. patents primarily in the fields of electrical and acoustical engineering. He is the inventor of the Company's ear-radio, HyperSonic Sound and other technologies. Mr. Norris devotes only part-time services to the Company approximating 20-30 hours per week.

RICHARD M. WAGNER has served as a director since 1986 and was appointed Secretary in February 1994. Since 1980 he has been a self-employed real estate broker and agent. In 1986 he founded and has since operated The Mortgage Company and Scripps Escrow Co. to provide full-service real estate services. He received a Masters of Science degree from San Diego State University in 1974.

CONFLICTS OF INTEREST

Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

It is conceivable that the respective areas of interest of the Company, Patriot and NCI could overlap or conflict. The Company believes that although each of the three corporations are involved in the electronics industry, the respective areas of focus, products and technology directions of the three companies are sufficiently distinct such that no conflict in business lines or executive loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

Officer and director Robert Putnam also acts as secretary of NCI and Secretary and Treasurer of Patriot where he reports to the Board of Directors of each, of which Mr. Norris is Chairman. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company. The Company has not provided a method of resolving this conflict and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, their is no assurance that Mr. Norris or Mr. Putnam would be excluded from liability or indemnified if they breached their loyalty to the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1996, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

         - Mr. David G. Norris, a former director who resigned on September 9, 1996, filed his final Form 4 after the due date for such form.

ITEM 10. EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of the Company's chief executive officer (a Named Officer) for the fiscal year ended September 30, 1996. Compensation for the other four most highly compensated executive officers (also Named Officers) is not required nor presented as no such other executive officer's salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation               Long-Term Compensation
                                          -------------------               ----------------------
               Name and                         Fiscal
         Principal Position                      Year           Salary
         ------------------                      ----           ------

         Robert Putnam, President and CEO        1996           $73,109               None
                                                 1995           $45,462               None
                                                 1994           $26,000               None

Except for stock options, discussed below, no named person received any form of non-cash compensation from the Company in the fiscal year ended September 30, 1996, 1995 nor 1994 or currently receives any such compensation. The Company does not provide health, medical, life or disability insurance benefits for any person.

OPTION GRANTS

Shown below is further information on grants of stock options pursuant to the Company's 1992 Stock Option Plans to the Named Officer reflected in the Summary Compensation Table shown above.

          OPTION GRANTS TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                Percent of Total

                              Number of           Options Granted                   Exercise     Expiration
         Name              Options Granted       to Employees in Fiscal Year         Price           Date
         ----              ---------------       ---------------------------         -----           ----
         Robert Putnam        200,000                      30.6%                     $0.50        2/21/2001

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

There were no options exercised by Named Officers during the fiscal year ended September 30, 1996. The following table provides information on unexercised options at September 30, 1996:

                          FISCAL YEAR-END OPTION VALUES

                                     Number of Unexercised        Value of Unexercised
                                        Options Held At          In-The-Money Options At
                                       September 30, 1996         September 30, 1996 (1)
                                       ------------------         ----------------------
         Name                              Exercisable                 Exercisable
         Robert Putnam                       350,000                    $2,187,500

         (1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $6.75 per share.

The Company does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations. During the fiscal year ended September 30, 1996, the Company did not adjust or amend the exercise price of stock options awarded to the Named Officer nor other persons, and the Company has no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS

No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors. It is anticipated that during the next twelve months that the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However directors have received in the past and may receive in the future stock options pursuant to the Company's stock option plans.

EMPLOYMENT CONTRACTS

The Company has no employment contracts with any executive officer or other key person.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 1, 1996, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.

                           Name and Address                  Amount & Nature
                           of Beneficial                      of Beneficial
Title of Class             Owner                                Ownership          Percent of Class
--------------             ----------------                     ---------          ----------------
Common Stock               EIwood G. Norris                    3,281,475 (1)            34.3%
par value                  12725 Stowe Dr.
$.00001                    Poway, California 92064

SAME                       Robert Putnam                         620,000 (2)             6.9%
                           12725 Stowe Dr.
                           Poway, California 92064

SAME                       Richard M. Wagner                      40,000 (3)             0.5%
                           12725 Stowe Dr.
                           Poway, California 92064

ALL DIRECTORS & OFFICERS
AS A GROUP (3 PERSONS)                                         3,941,475 (4)            39.7%

         (1) Includes 780,000 Common Shares issuable upon the exercise of outstanding stock options and 100,000 Common Shares issuable upon the exercise of outstanding stock purchase warrants.

         (2) Includes 350,000 Common Shares issuable upon the exercise of outstanding stock options.

         (3) Includes 25,000 Common Shares issuable upon the exercise of outstanding stock options.

         (4) Includes 1,155,000 Common Shares issuable upon the exercise of outstanding stock options and 100,000 Common Shares issuable upon the exercise of outstanding stock purchase warrants. For purposes of this computation the number of outstanding shares is increased to include the 1,255,000 shares issuable upon the exercise of the options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is obligated to pay to Elwood G. Norris, a director, a 1% royalty on all sales of radio equipment based on the gross amount received by the Company less returns and allowances pursuant to a September 3, 1985 royalty agreement. Pursuant to an Addendum Agreement dated December 2, 1996 the Company is also obligated to pay Mr. Norris a 2% royalty on gross revenues received by the Company from the GPS and HSS technologies.

Elwood Norris, a director of the Company, is also Chairman and Chief Technology Officer of NCI. He is the beneficial owner of 484,538 shares of NCI (representing approximately 2% of its issued and outstanding shares at November 30, 1996) and Robert Putnam (the President of the Company) is Secretary of and the beneficial owner of 40,000 shares of NCI (representing less than 1% of its issued and outstanding shares).

Pursuant to an agreement dated as at March 23, 1988 between the Company and NCI, the Company sold NCI all of the issued and outstanding shares in its wholly-owned subsidiary Norcom Communications Corporation (now Jabra Corporation) in consideration of receiving 700,000 common shares of NCI, subject to escrow and earn-out provisions which were subsequently fulfilled. At the time of the sale of Jabra to NCI, Jabra had a book value of $400. The Company still owns 225,300 of these common shares of NCI as of the date of this annual report.

In 1993 NCI entered into agreements selling a portion of its ownership in Jabra to an investment group which has resulted in Norris no longer owning a majority interest in Jabra nor controlling its affairs. Although the Company was a signatory to certain sections of these agreements relating to the EarPHONE technology and royalties, the Company was not a beneficiary or material party to these transactions by NCI.

The Company and Mr. Norris are each entitled to 1% royalties on certain gross invoice amounts received by Jabra on devices using the EarPHONE technology. The Company received its royalty right under agreements dated January 25, 1988 and March 22, 1988 by which the Company transferred all right, title and interest in and to the EarPHONE to Jabra. The March 1988 and January 1988 agreements fail to address specifically the payment of royalties pertaining to licensing the EarPHONE technology, however the Company believes that the royalties will be due on all amounts received by Jabra on applicable technology whether from gross invoice amounts or royalties or other payments. By letter agreement dated January 14, 1993 it was clarified that the Company's 1% royalty would be due only on gross sales of Jabra products incorporating a wireless receiver sold until the expiration of the last patent relating to the EarPHONE technology. Jabra has not yet introduced a wireless product and therefore the Company has not received any royalties and there can be no assurance it will receive any royalties in the future.

On June 4, 1996, the Company paid $50,788 to Elwood G. Norris reducing the principal balance of a 1991 note due and payable on October 1, 1996 to $100,000. In connection with the placement of $220,000 of convertible notes to other unrelated investors, the balance of the note to Mr. Norris was converted into a new note on terms comparable to the unrelated investors. Accordingly the Company executed a new unsecured 8% Convertible Subordinated Promissory Note due May 31, 1999 payable to Mr. Norris for $100,000. Pursuant to the conversion terms of the note, Mr. Norris converted the principal amount of the note into 100,000 shares of the Company's common stock at the conversion price of $1.00 per share on September 27, 1996. On the same terms as the other investors, Mr. Norris was also granted warrants to purchase up to 100,000 of the Company's common shares until May 31, 1998 at an exercise price of $1.00 per share.

During the fiscal year ended September 30, 1996, the Company paid $39,086 to NCI for rent of its operating facility under the present and a prior arrangement (See "Item 2. Description of Property"). The Company also paid NCI for contract manufacturing services on ear-radio production totaling $37,300 and $11,885 for other services during fiscal 1996. The Company believes these services were performed on terms comparable to those from independent parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list and index of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit (of the number indicated) previously filed by the Company as indicated.

                                  EXHIBIT INDEX

         2.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and Norris Communications Corp., dated for reference March 23, 1988 filed as Exhibit 8.1 to the Company's Form 10-SB effective August 1, 1994

         2.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and Norris Communications Corp., dated for reference March 23, 1988 filed as Exhibit 8.1.1 to the Company's Form 10-SB effective August 1, 1994

         2.2 Articles and Certificate of Merger of American Technology Corporation (Utah) into American Technology Corporation (Delaware) dated June 19, 1992 filed as Exhibit 8.2 to the Company's Form 10-SB effective August 1, 1994

         2.2.1 Agreement and Plan of Merger of American Technology Corporation (Utah) and American Technology Corporation (Delaware) dated June 19, 1992 filed as Exhibit 8.2.1 to the Company's Form 10-SB effective August 1, 1994

         3.1 Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992, filed as Exhibit
                  2.1 to the Company's Form 10-SB effective August 1, 1994

         3.2      Bylaws of American Technology Corporation (Delaware) filed as
                  Exhibit 2.3 to the Company's Form 10-SB effective August 1,
                  1994

         4.1 Form of Stock Purchase Warrant dated February 29, 1996, exercisable to purchase 250,000 common shares at $0.50 per share until February 23, 1999, granted to investors filed as
                  Exhibit 4.1 to the Company's Form 8-K dated March 12, 1996

         4.2 Form of 8% Convertible Subordinated Promissory Note due May 31, 1999 aggregating $220,000 granted to investors filed as
                  Exhibit 4.2 to the Company's Form 8-K dated June 12, 1996

         4.3 Form of Stock Purchase Warrant dated as of May 31, 1996, exercisable to purchase 220,000 common shares at $1.00 per share until May 31, 1998, granted to investors filed as
                  Exhibit 4.3 to the Company's Form 8-K dated June 12, 1996

         4.4 8% Convertible Subordinated Promissory Note due May 31, 1999 payable to Elwood G. Norris for $100,000 filed as Exhibit 4.4 to the Company's Form 8-K dated June 12, 1996

         4.5 Stock Purchase Warrant exercisable to purchase 100,000 common shares at $1.00 per share until May 31, 1998 granted to Elwood
                  G. Norris filed as Exhibit 4.5 to the Company's Form 8-K dated June 12, 1996

         4.6 Form of 6% Convertible Subordinated Promissory Note due July 31, 1998 aggregating $700,000 granted to six investors filed as Exhibit 4.6 to Form 8-K dated August 19, 1996

         10.1 Technology Transfer Agreement among the Company, Norris Communications Corp., Elwood G. Norris and Norcom Electronics Corporation dated January 25, 1988 filed as Exhibit 6.1 to the Company's Form 10-SB effective August 1, 1994

         10.1.1 Assignment Agreement among the Company, Norcom Electronics Corporation, Norcom Communications Corporation and Elwood G. Norris dated March 22, 1988 filed as Exhibit 6.1.1 to the Company's Form 10-SB effective August 1, 1994

         10.2 Royalty Agreement between the Company and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 to the Company's Form 10-SB effective August 1, 1994

         10.3 Assignment of Technology Agreement between the Company and Elwood G. Norris dated March 2, 1992 filed as Exhibit 6.3 to the Company's Form 10-SB effective August 1, 1994

        *10.3.1 Addendum Agreement to Assignment of Technology Agreement between the Company and Elwood G. Norris dated December 2, 1996

         10.4 Property Reimbursement Agreement between the Company and Elwood G. Norris dated March 2, 1992 filed as Exhibit 6.4 to the Company's Form 10-SB effective August 1, 1994

         10.5 Promissory Note between the Company and Elwood G. Norris dated September 30, 1991 filed as Exhibit 6.5 to the Company's Form 10-SB effective August 1, 1994

         10.6 Bonus and Stock Agreement between the Company and Robert Putnam dated March 2, 1992 filed as Exhibit 6.6 to the Company's Form 10-SB effective August 1, 1994

         10.7 Agreement and Plan of Reorganization by and among Norris Communications Corp., Norcom Communications Corporation and Jabra Corporation also executed in part by American Technology Corporation dated January 15, 1993 filed as Exhibit 6.7 to the Company's Form 10-SB effective August 1, 1994

         10.7.1 Amendment No. 1 dated May 28, 1993 to Agreement and Plan of Reorganization by and among Norris Communications Corp., Norcom Communications Corporation and Jabra Corporation also executed in part by American Technology Corporation filed as
                  Exhibit 6.7.1 to the Company's Form 10-SB effective August 1, 1994

         10.7.2 Letter Agreement between the Company, Elwood Norris and Norcom Communications Corporation dated January 14, 1993 filed as
                  Exhibit 6.7.2 to the Company's Form 10-SB effective August 1, 1994

         10.8 1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.8 to the Company's Form 10-SB effective August 1, 1994

         10.8.1 Standard form of Incentive Stock Option Plan Agreement filed as Exhibit 6.8.1 to the Company's Form 10-SB effective August 1, 1994

         10.9 1992 Non-Statutory Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.9 to the Company's Form 10-SB effective August 1, 1994

         10.9.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.9.1 to the Company's Form 10-SB effective August 1, 1994

         10.10 Manufacturing Contract between the Company and Zhuhai Huasheng Enterprise Group Co., Ltd. dated July 20, 1995 filed as
                  Exhibit 10.10 to the Company's Form 10-KSB for September 30, 1995

        *23.1     Consent of BDO Seidman, LLP

        *27.1     Financial Data Schedule

------------------------
(b) The Company filed one report on Form 8-K during the last fiscal quarter of the year ended September 30, 1996. The report dated August 19, 1996 reported an
Item 5 event related to the placement of $700,000 of convertible notes.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants                     F-2

Balance Sheet as of September 30, 1996                                 F-3

Statements of Operations for the Years Ended
      September 30, 1996 and 1995                                      F-4

Statements of Stockholders' Equity for the
      Years Ended September 30, 1996 and 1995                          F-5

Statements of Cash Flows for the Years Ended
      September 30, 1996 and 1995                                      F-6

Summary of Accounting Policies                                   F-7 - F-8

Notes to Financial Statements                                   F-9 - F-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
American Technology Corporation
Poway, California

We have audited the accompanying balance sheet of American Technology Corporation as of September 30, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




                                        /s/ BDO SEIDMAN, LLP
                                        BDO Seidman, LLP


Denver, Colorado
November 19, 1996

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                                   BALANCE SHEET


September 30,                                                          1996
--------------------------------------------------------------------------------
ASSETS (Note 5)

CURRENT ASSETS:
  Cash                                                              $   657,331
  Investment securities (Note 1)                                        190,153
  Trade accounts receivable, less allowance
    of $10,000 for doubtful accounts                                    195,457
  Inventories (Note 2)                                                  313,930
  Prepaid expenses                                                       58,906
--------------------------------------------------------------------------------
Total current assets                                                  1,415,777

Equipment, net (Note 3)                                                  93,409

Other assets:
  Purchased technology, net of accumulated
    amortization of $60,000                                              40,000
  Patents                                                                36,205
  Other                                                                  10,071
--------------------------------------------------------------------------------
Total other assets                                                       86,276

                                                                    $ 1,595,462
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES (Note 5):
  Accounts payable (Note 4)                                         $   348,187
  Accrued liabilities                                                    19,803
--------------------------------------------------------------------------------
Total current liabilities                                               367,990

Commitments and contingency (Notes 4 and 9)

STOCKHOLDERS' EQUITY (Note 7):
  Common stock $.00001 par value; 20,000,000 shares
    authorized: issued and outstanding, 8,611,759                            86
  Additional paid-in capital                                          3,063,373
  Accumulated deficit                                                (2,025,937)
  Net unrealized gain on securities available for sale                  189,950
--------------------------------------------------------------------------------
Total stockholders' equity                                            1,227,472
--------------------------------------------------------------------------------
                                                                    $ 1,595,462
================================================================================



     See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                         STATEMENT OF OPERATIONS

Years Ended September 30,                              1996             1995
--------------------------------------------------------------------------------


NET SALES (Note 8)                                 $   933,643      $ 1,801,562

Cost of goods sold                                     797,154        1,370,375
--------------------------------------------------------------------------------

Gross profit                                           136,489          431,187
--------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                  555,950          586,335
  Research and development                             160,934          278,997
--------------------------------------------------------------------------------

Total operating expenses                               716,884          865,332
--------------------------------------------------------------------------------

Loss from operations                                  (580,395)        (434,145)

OTHER INCOME (EXPENSES):
  Gain on sale of investment securities (Note 1)        55,019           71,078
  Interest expense                                     (42,046)         (10,375)
  Other                                                  6,974            5,241
--------------------------------------------------------------------------------

Total other income                                      19,947           65,944
--------------------------------------------------------------------------------

NET LOSS                                           $   (560,448)     $  (368,201)
================================================================================

NET LOSS PER SHARE OF COMMON STOCK                 $      (.08)     $      (.05)
================================================================================


AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                          7,464,588        7,291,228
================================================================================




     See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                STATEMENT OF STOCKHOLDERS EQUITY


Years Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------



                                                                 Common Stock               Additional
                                                            -----------------------           Paid-in
                                                             Shares          Amount           Capital
------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994                                    7,291,228          $73          $1,567,805
  Net loss for the year                                            --           --                  --
  Net unrealized loss on securities available
    for sale                                                       --           --                  --
------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                                 7,291,228           73           1,567,805
  Issuances of common stock:
    Private placement at $.50 per unit, consisting
      of one share and one warrant                            250,000            2             124,998
    Upon exercise of stock options                            171,667            2              87,082
    Upon conversion of 8% Convertible Notes at
      $1.00 per share                                         320,000            3             319,997
    Upon conversion of 6% Convertible Notes at
      $2.00 per share                                         350,000            4             699,996
    Upon exercise of warrants at $1.00 per share              220,000            2             219,998
    For interest on Convertible Notes                           8,864           --              11,797
  Value assigned to private placement warrants                     --           --              12,500
  Value assigned to warrants granted with 8%
    Convertible Notes                                              --           --              19,200
  Net loss for the year                                            --           --                  --
  Net unrealized loss on securities available
    for sale (Note 1)                                              --           --                  --
------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                 8,611,759          $86          $3,063,373
======================================================================================================


                                                                                Net Unrealized
                                                                                    Gain on
                                                                                   Securities               Total
                                                            Accumulated            Available            Stockholders'
                                                              Deficit               For Sale               Equity
---------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 1, 1994                                    $(1,097,288)            1,044,891           $ 1,515,481
  Net loss for the year                                        (368,201)                   --              (368,201)
  Net unrealized loss on securities available
    for sale                                                         --              (563,875)             (563,875)
---------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                                  (1,465,489)              481,016               583,405
  Issuances of common stock:
    Private placement at $.50 per unit, consisting
      of one share and one warrant                                   --                    --               125,000
    Upon exercise of stock options                                   --                    --                87,084
    Upon conversion of 8% Convertible Notes at
      $1.00 per share                                                --                    --               320,000
    Upon conversion of 6% Convertible Notes at
      $2.00 per share                                                --                    --               700,000
    Upon exercise of warrants at $1.00 per share                     --                    --               220,000
    For interest on Convertible Notes                                --                    --                11,797
  Value assigned to private placement warrants                       --                    --                12,500
  Value assigned to warrants granted with 8%
    Convertible Notes                                                --                    --                19,200
  Net loss for the year                                        (560,448)                   --              (560,448)
  Net unrealized loss on securities available
    for sale (Note 1)                                                --              (291,066)             (291,066)
---------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996                                 $(2,025,937)          $   189,950           $ 1,227,472
=====================================================================================================================

     See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                         STATEMENT OF CASH FLOWS


INCREASE (DECREASE) IN CASH

Years Ended September 30,                                     1996           1995
-----------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                $  (560,448)    $(368,201)
  Adjustments to reconcile net
    loss to cash used in operating activities:
      Gain on sale of investment securities                   (55,019)      (71,078)
      Gain on sale of equipment                                (5,323)           --
      Allowance for doubtful accounts                              --       (10,000)
      Depreciation and amortization                            74,493        76,486
      Common stock issued for interest                         11,797            --
      Warrants granted with 8% convertible notes               19,200            --
      Changes in operating assets and liabilities:
        Prepaid expenses                                      (49,544)       14,716
        Trade accounts receivable                             (82,165)       99,080
        Inventories                                           (28,555)      (30,241)
        Accounts payable                                       78,466       115,654
        Accrued liabilities                                   (14,252)      (10,694)
        Accrued interest on note payable - stockholder             --         9,307
-----------------------------------------------------------------------------------

Net cash used in operating activities                        (611,350)     (174,971)
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds received from sale of investment securities             --        71,092
  Purchase of equipment                                       (42,715)      (85,659)
  Proceeds from sale of equipment                               6,198            --
  Patent costs paid                                           (36,205)           --
-----------------------------------------------------------------------------------

Net cash used in investing activities                         (72,722)      (14,567)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds received from line of credit                            --        25,000
  Payment on line of credit                                   (25,000)           --
  Principal payment on note payable stockholder               (44,584)           --
  Proceeds from issuance of common stock                      125,000            --
  Proceeds from exercise of common stock warrants             220,000            --
  Proceeds from exercise of stock options                      87,084            --
  Proceeds from issuance of convertible notes                 920,000            --
-----------------------------------------------------------------------------------

Net cash provided by financing activities                   1,282,500        25,000
-----------------------------------------------------------------------------------

Increase (decrease) in cash                                   598,428      (164,538)

CASH, BEGINNING OF YEAR                                        58,903       223,441
-----------------------------------------------------------------------------------

CASH, END OF YEAR                                         $   657,331     $  58,903
===================================================================================


     See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION                   American Technology Corporation (the "Company"),
AND                            a Delaware corporation, is engaged in the
BUSINESS                       development, manufacture and marketing of
                               electronic products and technologies.

                               The Company's plan of operation for the next twelve months is to expand distribution of its ear-radio products, seek additional products for distribution, introduce to market the Company's sound reproduction technology and to continue research and development on existing and new technologies. Management estimates a base level of operating expenditures aggregating approximately $1,000,000 during the next twelve months. Based on that level of expenditures, management anticipates that minimum additional funding of approximately $350,000 is required. Additionally, expanded radio distribution and the introduction of the Company's sound reproduction technology may require additional personnel and resources, which currently, are not estimable by management. Therefore, the Company believes it may require funds from sale or licensing of products or technologies, the sale of equity securities, the placement of debt securities, the exercise of outstanding warrants or other sources.

                               There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail or scale back operations and would therefore have an averse effect on the Company's business.

USE OF                         The preparation of financial statements in
ESTIMATES                      conformity with generally accepted accounting
                               principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


INVESTMENT                     Investment securities classified as available for
SECURITIES                     sale are those securities that the Company does
                               not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.


INVENTORIES                    Inventories are valued at the lower of cost or
                               market. Cost is determined using the first-in, first-out (FIFO) method.


EQUIPMENT AND                  Equipment is stated at cost. Depreciation is
DEPRECIATION                   computed over the estimated useful lives of
                               approximately three to seven years using the straight line method.

PURCHASED                      Purchased technology is capitalized at cost and
TECHNOLOGY                     is amortized using the straight-line method over
                               its estimated useful life of five years.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


PATENTS Patents are carried at cost and, when granted, will be amortized over their estimated useful lives.

REVENUE                        Sales are recorded in the periods that products
RECOGNITION                    are shipped.



INCOME TAXES                   The Company accounts for income taxes under
                               Statement of Financial Accounting Standards No.
                               109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


NET LOSS                       Net loss per common share is based on the
PER SHARE                      weighted average number of shares outstanding
                               during each period presented. Options and warrants to purchase stock are included as common stock equivalents, when dilutive.


STATEMENTS OF                  For purposes of the statement of cash flows, the
CASH FLOWS                     Company considers all highly liquid investments
                               purchased with an original maturity of three months or less to be cash equivalents.


RECENT ACCOUNTING              The Financial Standards Board has recently issued
PRONOUNCEMENTS                 Statement of Financial Accounting Standards
                               ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123,
                               "Accounting for Stock Based Compensation". SFAS
                               No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement in the first quarter of fiscal
                               1997 by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. While the Company is evaluating the impact of the pronouncement, it expects to continue to account for stock options utilizing the "intrinsic value based method" as is allowed by the statement and therefore does not expect
                               SFAS No. 123 to have a material impact on its financial position, results of operations and cash flows. Both statements are effective for fiscal years beginning after December 15, 1995.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


1.    INVESTMENT               The Company's investment in securities consists
      SECURITIES               of 225,300 shares of Norris Communications Inc.
                               common stock, an affiliated corporation. At
                               September 30, 1996 the Company's market value of available for sale securities consisted of:

                                                         Gross     Estimated
                                                      Unrealized      Fair
                                               Cost      Gains        Value
                                               ----      -----        -----

                               Common Stock    $203     $189,950    $190,153

                               The Company realized gains of $55,019 and $71,078 on the sale of investment securities for the years ended September 30, 1996 and 1995 (see Note
                               9).


2.  INVENTORIES                At September 30, 1996 inventories consisted of
                               the following:

                               Finished goods                         $    3,681
                               Work-in-process                           202,944
                               Raw materials                             107,305
                                                                      ----------
                                                                      $  313,930
                                                                      ==========



3.  EQUIPMENT                  Equipment consisted of the following at September
                               30, 1996:

                               Machinery and equipment                $  231,962
                               Office furniture and equipment             45,682
                               Leasehold improvements                      6,726
                                                                      ----------
                                                                         284,370
                               Less accumulated depreciation             190,961
                                                                      ----------
                               Net equipment                          $   93,409
                                                                      ==========

                               Depreciation expense was approximately $52,000 and $56,000 for the years ended September 30, 1996 and 1995.



4.  RELATED PARTY              Facility Lease
    TRANSACTIONS
                               The Company's research, assembly and shipping and office facilities are subleased under a sub-lease agreement expiring in January 1997 with an affiliated corporation, requiring monthly rental payments of approximately $2,000. Total rent expense under operating lease agreements was approximately $39,000 and $67,000 for the years ended September 30, 1996 and 1995.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS


                               Outside Manufacturing Services

                               An affiliated company provides certain outside manufacturing services to the Company. For the years ended September 30, 1996 and 1995 total services provided amounted to approximately $49,000 and $107,000. At September 30, 1996 approximately $31,600 is due to this affiliated corporation for such services and is included in accounts payable in the accompanying balance sheet.

                               Royalties

                               In connection with a 1992 agreement to purchase technology, the Company is required to pay a stockholder/director of the Company a 1% royalty on all net sales of radio equipment (as defined). For the years ended September 30, 1996 and 1995, total royalties paid by the Company on radio sales were approximately $9,000 and $17,500.


5.  LINE OF CREDIT             The Company has a $40,000 line of credit
                               agreement with a bank. The line bears interest at 2.25% over the bank's prime lending rate (total
                               10.5% at September 30, 1996). The line expires on
                               March 13, 1997 and is secured by substantially all of the Company's assets. At September 30, 1996, the Company had no borrowings under the line of credit. The Company has not used this credit line since the September 3, 1996 renewal of the line.


6.  INCOME TAXES               Income taxes consisted of the following:

                               Year Ended September 30,              1996            1995
                               -----------------------------------------------------------
                               Current -
                                State                             $        -     $       -
                               Deferred (benefit):
                                 Federal                            (287,000)     (128,000)
                                 State                               (51,000)      (22,000)
                                                                  ----------     ---------
                                                                    (338,000)     (150,000)
                               Change in valuation allowance         338,000       150,000
                                                                  ----------     ---------
                                                                  $        -     $       -
                                                                  ==========     =========

                               A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

                                                                       1996            1995
                                                                       ----            ----
                               Income taxes (benefit) computed
                                 at the federal statutory rate      $(191,000)       $ (125,000)
                               Tax effect of change in valuation
                                 allowance                            240,000           146,000
                               State income taxes, net of
                                 federal tax benefit                  (33,000)          (22,000)
                               Other                                  (16,000)            1,000
                                                                    ---------        ----------
                                                                    $       -        $        -
                                                                    =========        ==-=======

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                               The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax (asset) liability at September 30, 1996 are as follows:


                               DEFERRED TAX ASSETS:
                                Tax loss carryforwards                       $724,000
                                Tax credit carryforward                        18,000
                                Accruals and other                              6,000
                                Allowances                                      4,000
                                                                             --------
                                 Gross deferred tax asset                     752,000
                                 Less valuation allowance                     670,000
                                                                             --------
                                                                               82,000
                                                                             --------
                               DEFERRED TAX LIABILITIES:
                                Unrealized gain on investment securities      (76,000)
                                Equipment                                      (6,000)
                                                                             --------
                                                                              (82,000)
                                                                             --------
                               Net deferred tax (asset) liability            $      -
                                                                             ========

                               A valuation allowance has been recorded to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized.

                               At September 30, 1996, the Company for federal income tax purposes has net operating loss carryforwards of approximately $1,959,000 which expire through 2010 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

7.  STOCKHOLDERS'              PRIVATE OFFERINGS AND WARRANTS
    EQUITY
                               During fiscal 1996 the Company completed a private offering of 250,000 units, consisting of one share of the Company's common stock and one warrant to purchase one share of common stock at $0.50 per share through February 23, 1999.

                               During fiscal 1996 the Company completed two subordinated convertible note offerings. Eight percent convertible notes due May 31, 1999 were sold for cash of $220,000 and an additional $100,000 was issued to a director and stockholder to refinance the $100,000 balance remaining on such stockholder note with a due date of October 1, 1996. An aggregate of 320,000 warrants expiring May 31, 1998 were granted to the note holders each exercisable into one common share at an exercise price of $1.00 per share. All $320,000 of the 8% convertible notes plus accrued interest were converted to common stock prior to the end of the fiscal year and 220,000 of the warrants were exercised.

                               The second note offering consisted of 6%
                               subordinated convertible notes due July 31, 1998 sold for cash of $700,000. The 6% convertible notes were convertible into common stock at a price ranging from $0.80 per share to $2.00 per share. Prior to the end of fiscal year all of these notes and accrued interest were converted to common stock at $2.00 per share.

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                               At September 30, 1996 the Company had the following warrants outstanding arising from the above offerings, each exercisable into one common share:

                                                       Exercise         Expiration
                                   Number              Price            Date
                                   ------              --------         ----------
                                   250,000             $0.50            February 23, 1999
                                   100,000             $1.00            May 31, 1998
                                   -------
                                   350,000
                                   =======

                               1992 INCENTIVE STOCK OPTION PLAN ("ISO")

                               The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's common stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1996, there were options outstanding and exercisable covering 790,000 shares of common stock at prices ranging from $0.50 to $2.15 per share expiring beginning 1997 through 2001.


                               Year Ended September 30,                       1996       1995
                               ---------------------------------------------------------------
                               Options outstanding, beginning of year       450,000    450,000
                               Options granted                              417,500     50,000
                               Options exercised                            (56,667)         -
                               Options expired or canceled                  (20,833)   (50,000)
                                                                            -------    -------
                               Options outstanding, end of year             790,000    450,000
                                                                            =======    =======

                               1992 NON-STATUTORY STOCK OPTION PLAN ("NSO")

                               The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's common stock. The NSO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. As of September 30, 1996, there were options outstanding and exercisable covering 796,000 shares of common stock at prices ranging from $0.50 to $2.25 per share expiring beginning 1996 through 2001.


                               Year Ended September 30,                       1996      1995
                               --------------------------------------------------------------
                               Options outstanding, beginning of year        799,000   627,000
                               Options granted                               236,000   185,000
                               Options exercised                            (115,000)        -
                               Options expired or canceled                  (124,000)  (13,000)
                                                                            --------   -------
                               Options outstanding, end of year              796,000   799,000
                                                                            ========   =======

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



 8. CUSTOMERS,                 The Company's financial instruments that are
    FINANCIAL                  exposed to concentrations of credit risk consist
    INSTRUMENTS,               primarily of cash and trade accounts receivable.
    CONCENTRATIONS
    OF CREDIT RISK             The Company's cash equivalents are in demand
    AND EXPORT                 deposit accounts placed with major financial
    SALES                      institutions. The investment policy limits the
                               Company's exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                               The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments.

                               During the year ended September 30, 1996, sales to six individual customers accounted for 54% of total net sales. During the year ended September 30, 1995, sales to one individual customer accounted for 15% of total net sales.

                               The Company markets its ear-radio to four major segments of customers, including retail outlets, catalog distribution, television and premium/specialty markets. At September 30, 1996 total trade accounts receivable included approximately $106,000 due from a retail outlet for which extended credit terms were granted.

                               Export sales were approximately 27% and 31% of sales for the years ended September 30, 1996 and 1995. A summary of the Company's sales by geographical areas is as follows:


                                                         1996           1995
                               Foreign sales:
                                   Europe            $147,300     $  282,900
                                   Asia                34,300        159,900
                                   Australia           31,300         65,500
                                   South America       24,700         24,300
                                   Other               11,500         31,500
                                                     --------     ----------
                               Total foreign sales    249,100        564,100
                               Domestic sales         684,543      1,237,462
                                                     --------     ----------
                                                     $933,643     $1,801,562
                                                     ========     ==========

                               The Company has no foreign assets.


9. SUBCONTRACTOR               The Company is dependent on a foreign
   AND SUPPLIER                subcontractor for the assembly of its are a
   AGREEMENTS                  number of electronic product subcontract FM
                               ear-radio which accounted for substantially assembly companies located all of the Company's revenues in North America and overseas that are during the year ended September 30, 1996.
                               qualified to produce the Company's The Company believes that there FM ear-radio should the existing supplier be unable or unwilling to do so, however any disruption of supply could cause additional costs and delays and could have an adverse impact on the Company's operations. The assembly of ear-radios is dependent upon the availability of electronic components. The
                               Company believes there are secondary suppliers of components and subassemblies such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant

                                                 AMERICAN TECHNOLOGY CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS



                               delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have an adverse impact on the Company's operations.

10. SUPPLEMENTAL                                                              1996             1995
    DISCLOSURE OF                                                             ----             ----
    CASH FLOW                  Non-cash financing activities:
    INFORMATION                    Convertible notes exchanged
                                     for common stock                     $1,020,000           $    -
                                   Convertible note issued to
                                     refinance stockholder note              100,000                -
                                   Investment securities exchanged
                                     for reduction in accounts payable        55,050                -
                                   Interest paid by issuance of common
                                     stock                                    30,997                -
                                   Value of warrants assigned to
                                     financing costs (other assets)           12,500                -

                               Cash paid for interest                         11,049            1,000


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN TECHNOLOGY CORPORATION

                             December 13, 1996


                             By: /s/  Robert Putnam
                                      _____________
                                      Robert Putnam
                                      President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: December 13, 1996      By /s/   Robert Putnam
                                      _____________
                                      Robert Putnam, President
                                      CEO and Director
                                      (Principal Executive, Financial and
                                      Accounting Officer)


Date: December 13, 1996      By /s/   Richard M. Wagner
                                      _________________
                                      Richard M. Wagner
                                      Secretary and Director


Date: December 13, 1996      By /s/   Elwood G. Norris
                                      ________________
                                      Elwood G. Norris
                                      Director