Form 10QSB
period 1996-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1997-02-06
CIK 924383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
  _X_       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996.


                         Commission File Number 0-24248


                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        87-0361799
            --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Empl.Ident. No.)
 incorporation or organization)

                   12725 Stowe Drive, Poway, California 92064
                   ------------------------------------------
                    (Address of principal executive offices)

                                   (619) 679-2114
                                   --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             9,016,259
-------------------------------                             ---------
            (Class)                            (Outstanding at February 3, 1996)

Transitional Small Business Disclosure Format (check one):  YES   __   NO X



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited):

            Balance Sheets as of December 31, 1996 and
              September 30, 1996                                              3

            Statements of Operations for the three months ended
              December 31, 1996 and 1995                                      4

            Statements of Cash Flows for the three months ended
              December 31, 1996 and 1995                                      5

            Notes to Interim Financial Statements                             6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7


PART II. OTHER INFORMATION                                                    9

      Item 1. Legal Proceedings                                               *
      Item 2. Changes in Securities                                           *
      Item 3. Defaults upon Senior Securities                                 *
      Item 4. Submission of Matters to a Vote of Security Holders             *
      Item 5. Other Information                                               *
      Item 6. Exhibits and Reports on Form 8-K                                *



SIGNATURES                                                                    9


      *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                          December 31, September 30,
                                                              1996        1996
CURRENT ASSETS:
   Cash                                                    $346,883     $657,331
   Investment securities                                     88,092      190,153
   Trade accounts receivable - net                          508,105      195,457
   Inventories                                              326,920      313,930
   Prepaid expenses                                          49,789       58,906
                                                          ---------    ---------
Total current assets                                      1,319,789    1,415,777

EQUIPMENT -NET                                               97,432       93,409

PURCHASED TECHNOLOGY - NET                                   35,000       40,000

OTHER ASSETS - NET                                           60,534       46,276
                                                          ---------    ---------
                                                         $1,512,755   $1,595,462
                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                $544,396     $367,990


STOCKHOLDERS' EQUITY:
   Common stock $.00001 par value; authorized
     20,000,000 shares; 8,713,759 and 8,611,759 shares
     issued and outstanding, respectively                        87           86
   Additional paid-in capital                             3,118,972    3,063,373
   Accumulated deficit                                   (2,238,589)  (2,025,937)
   Net unrealized gain on securities available for
     sale                                                    87,889      189,950
                                                          ---------    ---------
Total stockholders' equity                                  968,359    1,227,472
                                                          ---------    ---------
                                                         $1,512,755   $1,595,462
                                                          =========    =========





                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended
                                                         December 31,
                                                       1996        1995

NET SALES                                         $  601,671  $  528,344

Cost of goods sold                                   476,341     421,774
                                                     -------     -------

GROSS PROFIT                                         125,330     106,570

OPERATING EXPENSES:
   Selling, general and administrative               242,496     111,820
   Research and development                           97,946      11,896
                                                     -------     -------

Total operating expenses                             340,442     123,716
                                                     -------     -------

Loss from operations                                (215,112)    (17,146)

OTHER INCOME (EXPENSES):
   Gain on sale of investment securities                   -      27,510
   Interest expense                                      (68)     (3,254)
   Other                                               2,528         856
                                                     -------     -------

Total other income                                     2,460      25,112
                                                     -------     -------

Income (loss) before taxes on income                (212,652)      7,966

Taxes on income                                        -          -
                                                     -------     -------

NET INCOME (LOSS)                                 $ (212,652) $    7,966
                                                  ==========  ==========

NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK                                     $(0.02)     $ Nil
                                                   =========   =========

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                        8,665,440   7,291,228
                                                   =========   =========





                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH

                                                        Three Months Ended
                                                           December 31,
                                                         1996         1995
OPERATING ACTIVITIES:
   Net income (loss)                                  $(212,652)   $  7,966
   Adjustments to reconcile net income (loss)
   to cash used in operating activities:
       Gain on sale of investment securities                  -     (27,510)
       Amortization and depreciation                     21,440      19,637
       Changes in operating assets and liabilities:
           Prepaid expenses                               9,117      (4,452)
           Trade accounts receivable                   (312,648)    (92,181)
           Inventories                                  (12,990)    122,730
           Accounts payable and accrued expenses        176,406     (31,118)
           Accrued interest on long-term debt                 -       2,327
                                                       --------    --------
Net cash used in operating activities                  (331,327)     (2,601)

INVESTING ACTIVITIES:
   Proceeds received from sale of
     investment securities                                    -      27,525
   Purchase of other assets                             (14,258)     (3,220)
   Purchase of equipment                                (20,463)          -
                                                       --------    --------
Net cash provided by (used in) investing activities     (34,721)     24,305
                                                       --------    --------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options               55,600           -
                                                       --------    --------

Net cash provided by financing activities                55,600           -
                                                       --------    --------

Increase (decrease) in cash                            (310,448)     21,704

CASH, BEGINNING OF PERIOD                               657,331      58,903
                                                       --------    --------
CASH, END OF PERIOD                                    $346,883    $ 80,607
                                                       ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
   Interest                                                 $68        $927







                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
1. OPERATIONS
American Technology Corporation is engaged in the development, manufacture and marketing of electronic products and technologies.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1996.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

3. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at December 31, 1996:

                  Finished goods              $ 16,724
                  Work in process               92,448
                  Raw materials                217,748
                                               -------
                                              $326,920
                                              ========

4. INVESTMENT SECURITIES
The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At December 31, 1996 the Company's market value of available for sale securities consisted of:

                                                 Gross          Estimated
                                               Unrealized          Fair
                                    Cost         Gains             Value
                                    ----         -----             -----
      Common stock                  $203        $87,889           $88,092

5. LINE OF CREDIT
The Company has a $40,000 bank line of credit secured by receivables, inventory and other assets. At December 31, 1996 the Company had no borrowings under the line of credit.

6. STOCKHOLDERS' EQUITY
During the three months ended December 31, 1996, the Company issued 102,000 common shares pursuant to the exercise of stock options for proceeds of $55,600. At December 31, 1996 the Company had 748,500 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $6.90 per share expiring beginning 1997 through 2001. The Company also had 789,000 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.50 to $5.06 per share expiring beginning 1997 through 2001.

At December 31, 1996 the Company had the following warrants outstanding each exercisable into one common share:

      Number           Exercise Price           Expiration Date
      ------           --------------           ---------------
     250,000                $0.50               February 23, 1999
     100,000                $1.00               May 31, 1998
     -------
     350,000
     =======

Subsequent to December 31, 1996 an additional 302,500 stock options were exercised for proceeds of $174,500.

7. INCOME TAXES
At December 31, 1996 a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $1,959,000 which expire through 2010 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1996.

OVERVIEW
From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities. Although the Company owns several technologies, initial efforts concentrated on developing and producing the ear-radios of which the FM version was introduced in September 1993 and the AM version in July 1995.

The Company is focusing its primary efforts on expanding ear-radio distribution and completing the development and licensing of its HyperSonic Sound (HSS) technology. The introduction of new technologies and products and the continuation of research will require additional funds to be generated from operations, additional sales of the NCI stock, the sale of additional Company equity or from other sources. There can be no assurance additional funding will be available in the future.

Demand for the Company's ear-radios is subject to significant month to month variability resulting from the limited marketing penetration achieved to date by the Company. Initial sales have been concentrated on a few customers and there can be no assurance of future orders from these or new customers. The markets for the Company's product and proposed products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time to change or introduce products, production limitations and because of limited financial resources. See also "Business Risks" below.

RESULTS OF OPERATIONS
Net sales for the three months ended December 31, 1996 were $601,671, a 14% increase from the first fiscal quarter of the prior year. Substantially all revenues in both periods were from ear-radio sales. During fiscal 1996 the Company encountered competition for its FM ear-radio which due to the Company's U.S. patent had a greater impact on foreign sales. The Company has taken and expects to continue to take actions to preclude sale of infringing radios in the U.S. The Company has also responded to increased competition by (1) contracting for off-shore assembly to reduce production costs and (2) reducing prices to make the ear-radios attractive to large chain retailers. The improved sales results in the first fiscal quarter of 1997 include sales to several new large chain retailers.

Management believes it has successfully completed the transition from in-house FM ear-radio assembly to off-shore contract assembly for the current version of the FM ear-radio. This transition resulted in short periods without supply during fiscal 1996. Management believes the change has resulted in reduced per unit costs, working capital requirements and increased capacity for future periods. However, reliance on off-shore assembly imposes certain risks including delays, shortages and quality issues.

Since the May 1996 employment of a full-time marketing executive focusing on ear-radio sales, which coincided with the transition described above, the Company has been successful in adding new sales representatives and obtaining new ear-radio accounts. The Company's sales are affected by a variety of factors including seasonal requirements of customers. The Company has been expanding its radio distribution to limit the exposure to particular customers and to seasonality. The Company's first fiscal quarter has traditionally been its strongest sales quarter and management expects this trend to continue. Also, the reduction in unit prices requires higher volumes to achieve or exceed historical period sales.

Cost of sales for the three months ended December 31, 1996 were $476,341 resulting in a gross margin of $125,330 or 21%. This compares to a gross margin of 20% for the comparable period of the prior year. Fiscal 1997 margins reflect the impact of reduced selling prices offset by reduced manufacturing costs. Gross margin percentage is highly dependent on sales prices, production costs and manufacturing overhead allocations.

Research and development costs for the three months ended December 31, 1996 were $97,946 compared to $11,896 for the comparable three months of the prior year. The increase resulted from an increase in HSS technology development activities and related costs. In the current quarter personnel costs increased by approximately $18,000, equipment costs by $15,000 and outside design and consulting increased by approximately $50,000 as compared to the prior year.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1997 research and development costs to be at higher levels than the prior year due to increased staffing and use of outside design and consultants primarily associated with HSS technology development.

Selling, general and administrative expenses increased from $111,820 for the three months ended December 31, 1995 to $242,496 for the three months ended December 31, 1996. The $130,676 increase included a $36,000 increase in personnel costs primarily associated with HSS technology marketing, a $26,000 increase in marketing travel, a $26,000 increase in office related costs associated with new personnel, and an $18,000 increase in professional fees primarily associated with preparing HSS technology licensing information. Management anticipates that selling, general and administrative costs will increase in fiscal 1997 due to recent additions of HSS technology marketing personnel and related operations.

The Company experienced a loss from operations of $215,112 during the three months ended December 31, 1996 compared to a loss from operations of $17,146 for the comparable three months ended December 31, 1995. The increase in the operating losses resulted primarily from increases in research and development costs and selling, general and administrative costs.

During the three months ended December 31, 1995 the Company recognized a gain of $27,510 from the sale of NCI shares. No sales were made in the first quarter of fiscal 1997. The timing and amount of NCI stock sales by the Company can have an impact on net operations. The decision on timing of sales is dependent on NCI stock prices, management's expectations as to NCI future operations and Company financial requirements.

As a result of the above factors, the Company reported a net loss of $212,652 for the three months ended December 31, 1996, compared to net income of $7,966 for the three month period ended December 31, 1995. The Company has federal net loss carryforwards of approximately $1,959,000 for federal tax purposes expiring through 2010. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development, variability in other expenditures, and gains from NCI stock sales when and if made.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $611,350 for the fiscal year ended September 30, 1996 and $331,327 for the three months ended December 31, 1996. During the first fiscal quarter of 1997, in addition to the net loss of $212,652 as adjusted for non-cash gains and expenses to $191,212, the major use of cash in operating activities was an increase in accounts receivable of $312,000 from first quarter 1997 shipments offset in part by a $176,000 increase in accounts payable primarily associated with product costs. At December 31, 1996 the Company had approximately 77 days sales in accounts receivable as compared to 75 days at September 30, 1996. This is consistent with terms of retail chains which often require 60-90 day terms on sales. However, receivables can vary dramatically due to quarterly and seasonal variations in sales.

At December 31, 1996, the Company had working capital of $775,393 and at September 30, 1996 had working capital of $1,047,787. The decrease is primarily the result of operating losses and a decrease in the value of investment securities. Included in working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted NCI. At December 31, 1996 and September 30, 1996, the Company owned 225,300 shares of NCI with a market value of $88,092 and $190,153, respectively. This investment is carried on the balance sheet as a current asset of the Company at market value pursuant to Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company effective September 30, 1994. Although the shares of NCI have experienced significant price and volume variability, these shares have provided and are an unused source of liquidity for the Company.

The Company has no material commitments for capital expenditures.

Since the Company's reorganization in January 1992 and through December 31, 1996, the Company has financed its operations primarily through the sale of common equity and convertible notes and proceeds from the sale of shares of NCI. During the first quarter of fiscal 1997 the Company obtained $55,600 from the exercise of stock options and the Company acquired $20,463 of new equipment primarily associated with HSS technology research and invested $14,258 in capitalized patent costs.

The Company has a bank line of credit for $40,000 secured by substantially all assets including inventories, accounts receivable, and equipment expiring in March 1997. At December 31, 1996 the Company had no balance on this bank line of credit.

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

BUSINESS RISKS
This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.


PART II.       OTHER INFORMATION

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN TECHNOLOGY CORPORATION



Date: February 6, 1997              By:    /s/ ROBERT PUTNAM
                                           -----------------
                                          Robert Putnam, President,
                                          CEO and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer and duly
                                          authorized to sign on behalf
                                          of the Registrant)