Form 10QSB
period 1997-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1997-05-13
CIK 924383

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 1997.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $.00001 par value                        9,513,467
            (Class)                            (Outstanding at April 30, 1997)

Transitional Small Business Disclosure Format (check one): YES __ NO X

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                                          Page
PART I. FINANCIAL INFORMATION

                  Item 1. Financial Statements (unaudited):

                          Balance Sheets as of March 31, 1997 and
                           September 30, 1996                                             3

                          Statements of Operations for the three and six months ended
                           March 31, 1997 and 1996                                        4

                          Statements of Cash Flows for the six months ended
                           March 31, 1997 and 1996                                        5

                          Notes to Interim Financial Statements                           6

                  Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                      8


PART II. OTHER INFORMATION                                                                11

                  Item 1. Legal Proceedings                                               *
                  Item 2. Changes in Securities                                           *
                  Item 3. Defaults upon Senior Securities                                 *
                  Item 4. Submission of Matters to a Vote of Security Holders             11
                  Item 5. Other Information                                               *
                  Item 6. Exhibits and Reports on Form 8-K                                11



SIGNATURES                                                                                11


         *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                    March 31,      September 30,
                                                                      1997             1996
CURRENT ASSETS:
         Cash                                                     $ 1,215,129      $   657,331
         Investment securities                                         91,471          190,153
         Trade accounts receivable - net                              268,388          195,457
         Inventories                                                  351,499          313,930
         Notes receivable-officers (Note 7)                           175,271             --
         Prepaid expenses                                               2,015           58,906
                                                                  -----------      -----------
Total current assets                                                2,103,773        1,415,777

EQUIPMENT -NET                                                         90,630           93,409

PURCHASED TECHNOLOGY - NET                                             30,000           40,000

OTHER ASSETS - NET                                                     80,631           46,276
                                                                  -----------      -----------
                                                                  $ 2,305,034      $ 1,595,462
                                                                  ===========      ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued liabilities                 $   514,587      $   367,990

LONG-TERM DEBT (NOTE 6)                                             1,000,986             --
                                                                  -----------      -----------
Total Liabilities                                                   1,515,573          367,990


STOCKHOLDERS' EQUITY:
         Preferred stock $.00001 par value: authorized
           5,000,000 shares; issued and outstanding - none               --               --
         Common stock $.00001 par value; authorized
           20,000,000 shares; 9,499,222 and 8,611,759 shares
           issued and outstanding, respectively                            95               86
         Additional paid-in capital                                 3,525,664        3,063,373
         Accumulated deficit                                       (2,827,566)      (2,025,937)
         Net unrealized gain on securities available for sale          91,268          189,950
                                                                  -----------      -----------
Total stockholders' equity                                            789,461        1,227,472
                                                                  -----------      -----------
                                                                  $ 2,305,034      $ 1,595,462
                                                                  ===========      ===========


                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                             March 31,                         March 31,
                                                       1997             1996             1997             1996
NET SALES                                          $    81,433      $   136,543      $   683,104      $   664,887

Cost of goods sold                                      68,147          118,189          544,488          539,963
                                                   -----------      -----------      -----------      -----------

GROSS PROFIT                                            13,286           18,354          138,616          124,924

OPERATING EXPENSES:
         Selling, general and administrative           372,208          100,998          614,704          212,818
         Research and development                      107,662           39,057          205,608           50,953
                                                   -----------      -----------      -----------      -----------

Total operating expenses                               479,870          140,055          820,312          263,771
                                                   -----------      -----------      -----------      -----------

Loss from operations                                  (466,584)        (121,701)        (681,696)        (138,847)

OTHER INCOME (EXPENSES):
         Gain on sale of investment securities            --             27,509             --             55,019
         Interest expense                               (1,073)          (1,941)          (1,141)          (5,195)
         Non-cash interest expense                    (125,200)            --           (125,200)            --
         Other                                           3,880            3,958            6,408            4,814
                                                   -----------      -----------      -----------      -----------

Total other income (expense)                          (122,393)          29,526         (119,933)          54,638
                                                   -----------      -----------      -----------      -----------

Loss before taxes on income                           (588,977)         (92,175)        (801,629)         (84,209)

Taxes on income                                           --               --               --               --
                                                   -----------      -----------      -----------      -----------

NET LOSS                                           $  (588,977)     $   (92,175)     $  (801,629)     $   (84,209)
                                                   ===========      ===========      ===========      ===========

NET LOSS PER SHARE
  OF COMMON STOCK                                  $     (0.06)     $     (0.01)     $     (0.09)     $     (0.01)
                                                   ===========      ===========      ===========      ===========

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                          9,144,518        7,376,393        8,901,276        7,333,578
                                                   ===========      ===========      ===========      ===========


                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

INCREASE (DECREASE) IN CASH                                         Six Months Ended
                                                                        March 31,
                                                                  1997             1996
OPERATING ACTIVITIES:
         Net loss                                             $  (801,629)     $   (84,209)
         Adjustments to reconcile net loss
         to cash used in operating activities:
             Gain on sale of investment securities                   --            (55,019)
             Amortization and depreciation                         41,332           40,383
             Warrants issued for services                           4,500             --
             Non-cash interest on long-term debt                  125,200             --
             Gain on sale of equipment                               --             (4,758)
             Changes in operating assets and liabilities:
                 Prepaid expenses                                  56,891           (4,595)
                 Trade accounts receivable                        (72,931)          40,620
                 Inventories                                      (37,569)         111,681
                 Accounts payable and accrued expenses            146,597         (168,625)
                 Accrued interest on long-term debt                   986            3,878
                                                              -----------      -----------
Net cash used in operating activities                            (536,623)        (120,644)

INVESTING ACTIVITIES:
         Proceeds received from sale of
           investment securities                                     --             55,050
         Proceeds from sale of equipment                             --              4,605
         Notes receivable - officers                             (175,271)            --
         Purchase of other assets                                 (36,438)          (3,220)
         Purchase of equipment                                    (26,470)          (2,896)
                                                              -----------      -----------
Net cash provided by (used in) investing activities              (238,179)          53,539
                                                              -----------      -----------

FINANCING ACTIVITIES:
         Proceeds from convertible notes                        1,000,000             --
         Payment on bank line of credit                              --            (25,000)
         Proceeds from sale of common stock                          --            125,000
         Proceeds from exercise of stock warrants                  20,000
         Proceeds from exercise of stock options                  312,600             --
                                                              -----------      -----------
Net cash provided by financing activities                       1,332,600          100,000
                                                              -----------      -----------

Increase in cash                                                  557,798           32,895

CASH, BEGINNING OF PERIOD                                         657,331           58,903
                                                              -----------      -----------

CASH, END OF PERIOD                                           $ 1,215,129      $    91,798
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
         Interest                                             $        87      $     1,317
Non-cash financing activities:
         Exchange of 350,000 options for 292,963 shares       $   192,500      $      --


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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.

The Company's plan of operation for the next twelve months is to expand distribution of its ear-radio products, seek additional products for distribution, introduce to market the Company's sound reproduction technology and to continue research and development on existing and new technologies. Management estimates a base level of operating expenditures aggregating approximately $1.6 million during the next twelve months. Based on that level of expenditures, management anticipates that minimum additional funding of approximately $400,000 is required. Additionally, expanded radio distribution and the introduction of the Company's sound reproduction technology may require additional personnel and resources, which currently, are not estimable by management. Therefore, the Company believes it may require funds from sale or licensing of products or technologies, the sale of equity securities, the placement of debt securities, the exercise of outstanding warrants or other sources.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

3. NEW ACCOUNTING PRONOUNCEMENT
On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than previously provided under Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

4. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 1997:

                       Finished goods           $ 13,434
                       Work in process           304,832
                       Raw materials              33,233
                                                --------
                                                $351,499
                                                ========

5. INVESTMENT SECURITIES
The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At March 31, 1997 the Company's market value of available for sale securities consisted of:

                                               Gross        Estimated
                                             Unrealized       Fair
                                 Cost          Gains          Value
                              ----------     ----------    ----------
           Common stock        $   203        $91,268        $91,471

The Company from time to time uses the shares as collateral for loans or through brokerage arrangements loans shares for additional income.

6. LONG-TERM DEBT
Long-term debt consists of $1,000,000 of unsecured 6% convertible subordinated promissory notes due March 1, 1999. Annual simple interest is payable upon maturity or in common stock when and as converted. The principal and interest amount of the notes may at the election of each Noteholder be converted one or more times into common stock at a price which is the lower of (i) $3.50 per share or (ii) 85% of the ten days average closing bid price prior to conversion but not less than $2.50 per share or (iii) for any conversions on or after March 1, 1998 the average of the closing bid prices for the prior thirty days but in no event less than $1.00 per share. The notes may be called by the Company for conversion if the market price exceeds $9.00 per share for ten days and certain conditions are met. At March 31, 1997 the notes and accrued interest would have been convertible into approximately 300,300 common shares.

In connection with the notes the Company granted the holders warrants to purchase an aggregate of 50,000 common shares at an exercise price of $5.00 per share until March 1, 2000. (See Note 7).

The Company expensed $122,700 in the second quarter as embedded interest on the notes based on the difference between the conversion price and the market price at the issue date. A like amount has been recorded as paid in capital. An additional $2,500 was expensed as non-cash interest to record the value of the related warrants issued.

7. STOCKHOLDERS' EQUITY
The following summarizes equity transactions for the six months ended March 31, 1997:

                                                   Shares            Dollars
   Balance October 1, 1996                        8,611,759        $3,063,459
   Exercise of stock options for cash               554,500           312,600
   Cash-less exchange of options for
     common shares                                  292,963              --
   Exercise of warrants                              40,000            20,000
   Value assigned to 50,000 warrants with
     subordinated notes                                --               2,500
   Value assigned to 90,000 warrants
     as consulting services                            --               4,500
   Non-cash interest on notes                          --             122,700
                                                 ----------        ----------
   Balance March 31, 1997                         9,499,222        $3,525,759
                                                 ==========        ==========

During the six months ended March 31, 1997, the Company issued 554,500 common shares pursuant to the exercise of stock options for cash proceeds of $312,600. An additional 292,963 shares were issued in connection with the cashless exercise of stock options for 350,000 shares. At March 31, 1997 the Company had 446,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $4.19 per share expiring beginning 1998 through 2001. The Company also had 301,500 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.50 to $5.06 per share expiring beginning 1997 through 2001.

In January 1997 the Company made cash demand loans to two officers aggregating $173,250 in connection with the exercise of stock options. Notes receivable-officers, represents principal and accrued interest at 7% per annum on these demand notes.

At March 31, 1997 the Company had the following warrants outstanding each exercisable into one common share:

       Number        Exercise Price     Expiration Date
       ------        --------------     ---------------
       210,000           $0.50          February 23, 1999
       100,000           $1.00          May 31, 1998
        50,000           $5.00          March 1, 2000
        90,000           $5.00          February 5, 2000 (subject to vesting)
       -------
       450,000
       =======

Subsequent to March 31, 1997 an additional 2,000 stock options were exercised for proceeds of $1,100 and the Company issued 12,245 common shares valued at $48,980 pursuant to the 1997 Employee Stock Compensation Plan leaving a balance of 87,755 shares issuable under this plan.

8. INCOME TAXES
At March 31, 1997 a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $1,959,000 which expire through 2011 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                      - - - - - - - - - - - - - - - - - -

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

The Company is focusing its primary efforts on expanding ear-radio distribution and completing the development and commercialization of its HyperSonic Sound
(HSS) technology. The introduction of new technologies and products and the continuation of research will require additional funds to be generated from operations, additional sales of the NCI stock, the sale of additional Company equity or from other sources. There can be no assurance additional funding will be available in the future.

Demand for the Company's ear-radios is subject to significant month to month variability resulting from the limited marketing penetration achieved to date by the Company. Initial sales have been concentrated on a few customers and there can be no assurance of future orders from these or new customers. The markets for the Company's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time to change or introduce products, production limitations and because of limited financial resources. See also "Business Risks" below.

RESULTS OF OPERATIONS
Net sales for the six months ended March 31, 1997 were $683,104, a 3% increase from the first six months of the prior year. Net sales for the three months ended March 31, 1997 were $81,433 compared to $136,543 for the comparable prior period. Substantially all revenues in all periods were from ear-radio sales. During fiscal 1996 the Company encountered competition for its FM ear-radio which due to the Company's U.S. patent had a greater impact on foreign sales. The Company has taken and expects to continue to take actions to preclude sale of infringing radios in the U.S. The Company also responded to increased competition by (1) contracting for off-shore assembly to reduce production costs and (2) reducing prices to make the ear-radios attractive to large chain retailers. The improved sales results in the first fiscal quarter of 1997 include sales to several new large chain retailers and the reduction in the second quarter results partially from the impact of reliance on larger chain orders which may be more seasonal.

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

Since the May 1996 employment of a full-time marketing executive focusing on ear-radio sales, which coincided with the transition described above, the Company has been successful in adding new sales representatives and obtaining new ear-radio accounts. Sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are affected by a variety of factors including seasonal requirements of customers. The Company has been expanding its radio distribution to limit the exposure to particular customers and to seasonality. The Company's first fiscal quarter has traditionally been its strongest sales quarter and management expects this trend to continue. Also, the reduction in unit prices requires higher volumes in current periods to achieve or exceed historical period sales.

Cost of sales for the six months ended March 31, 1997 were $544,488 resulting in a gross margin of $138,616 or 20%. This compares to a gross margin of 19% for the comparable period of the prior year. Fiscal 1997 margins reflect the impact of reduced selling prices offset by reduced manufacturing costs. Gross margin percentage is highly dependent on sales prices, production volumes and costs and manufacturing overhead allocations.

Research and development costs for the six months ended March 31, 1997 were $205,608 compared to $50,953 for the comparable six months of the prior year. The increase resulted primarily from an increase in HSS technology development activities and related costs. In the current six month period personnel costs increased by approximately $45,000, equipment and component costs by $35,000 and outside design and consulting increased by approximately $77,000 as compared to the prior comparable period.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1997 research and development costs to be at higher levels than the prior year due to increased staffing and use of outside design and consultants primarily associated with HSS technology development. The Company is seeking additional engineering and support personnel to further expand research and development in future periods.

Selling, general and administrative expenses increased from $212,818 for the six months ended March 31, 1996 to $614,704 for the six months ended March 31, 1997. The $401,886 increase included a $50,000 increase in commissions primarily associated with large accounts, a $75,000 increase in personnel costs primarily associated with HSS technology marketing, a $60,000 increase in marketing travel and related costs, a $70,000 increase in costs associated with marketing and promoting the HSS technology, a $60,000 increase in office related costs primarily associated with new personnel, and an $85,000 increase in professional and financing fees primarily associated with preparing HSS technology licensing information and new financings. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1997 due to recent additions of HSS technology marketing personnel and related operations.

As a result of the above factors, the Company experienced a loss from operations of $681,696 during the six months ended March 31, 1997 compared to a loss from operations of $138,847 for the comparable six months ended March 31, 1997. The increase in the operating losses resulted primarily from increases in research and development costs and selling, general and administrative costs.

During the six months ended March 31, 1996 the Company recognized a gain of $55,019 from the sale of NCI shares. No sales were made in the first six months of fiscal 1997. The timing and amount of NCI stock sales by the Company can have an impact on net operations. The decision on timing of sales is dependent on NCI stock prices, management's expectations as to NCI future operations and Company financial requirements. During the fiscal quarter ended March 31, 1997 the Company incurred $125,200 of non-cash interest expense consisting of $2,500 of value assigned to stock purchase warrants and $122,700 as embedded interest on convertible notes based on the difference between the conversion price and the market price at the issue date. A like amount has been recorded as paid in capital.

As a result of the above factors, the Company reported a net loss of $801,629 for the six months ended March 31, 1997, compared to a net loss of $84,209 for the six month period ended March 31, 1996. The Company has federal net loss carryforwards of approximately $1,959,000 for federal tax purposes expiring through 2011. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development, variability in other expenditures, and gains from NCI stock sales when and if made.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $611,350 for the fiscal year ended September 30, 1996 and $536,623 for the six months ended March 31, 1997. During the first six months of fiscal 1997, in addition to the net loss of $801,629 as adjusted for non-cash gains and expenses to a cash loss of $630,597, cash was used in operating activities through an increase in accounts receivable of $73,000 from customers resulting from first quarter sales offset by a $147,000 increase in accounts payable primarily associated with product costs. At March 31, 1997 the Company had approximately 70 days sales in accounts receivable as compared to 75 days at September 30,

1996. This is consistent with terms of retail chains which often require 60-90 day terms on sales. However, receivables can vary dramatically due to quarterly and seasonal variations in sales.

For the six months ended March 31, 1997 the Company used approximately $63,000 for the purchase of equipment and investments in patents and $175,271 on cash loans to officers with the principal used to exercise stock options.

At March 31, 1997, the Company had working capital of $1,589,186 and at September 30, 1996 had working capital of $1,047,787. The net increase is due to the $1.3 million from financing activities offset in part by operating losses and a decrease in the value of investment securities. Included in working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted NCI. At March 31, 1997 and September 30, 1996, the Company owned 225,300 shares of NCI with a market value of $91,471 and $190,153, respectively. This investment is carried on the balance sheet as a current asset of the Company at market value pursuant to Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company effective September 30, 1994. Although the shares of NCI have experienced significant price and volume variability, these shares have provided and are an unused source of liquidity for the Company.

At March 31, 1997 the Company had placed orders or had planned orders of approximately $150,000 for capital expenditures primarily for research and development equipment.

Since the Company's reorganization in January 1992 and through March 31, 1997, the Company has financed its operations primarily through the sale of common equity and convertible notes and proceeds from the sale of shares of NCI. During the first six months of fiscal 1997 the Company obtained $332,600 from the exercise of stock options and warrants and $1,000,000 from convertible long-term notes. During the same period the Company acquired $26,470 of new equipment and invested $36,438 in capitalized patent costs.

Other than the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products and technologies. The Company could be required to curtail research and development expenditures if there is a cash shortage. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. At the current rate of expenditures, the Company will require significantly improved gross margins from product sales, margins from new technologies or additional funds for the next twelve months aggregating an estimated $400,000. This estimate is subject to significant variability due to management decisions and outside factors. Potential sources of any such required funds may include the sale of additional NCI shares, bank financing, other debt financing, and additional offerings of the Company's equity securities. There can be no assurance that any funds will be available from these or other potential sources and the lack of such capital could have a material adverse effect on the Company's business.

NEW ACCOUNTING PRONOUNCEMENT
On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than previously provided under Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

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

PART II.       OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's fiscal 1996 Annual Meeting of Shareholders held on March 25, 1997, the following members, constituting all the members, were elected to the Board of Directors: Elwood G. Norris, Robert Putnam, Richard M. Wagner and Joel
A. Barker.

The following proposals were approved at the Company's Annual Meeting of
Shareholders:

                                                                Affirmative      Negative       Votes
                                                                   Votes           Votes       Withheld
1. Proposal to appoint BDO Seidman, LLP as Independent
      auditors of the Company                                    7,506,519         5,400         9,845

2. Proposal to authorize 5,000,000 shares of preferred stock     5,101,564        83,068        15,800

3. Election of Directors
         Elwood G. Norris                                        7,514,594         7,170             0
         Robert Putnam                                           7,514,594         7,170             0
         Richard M. Wagner                                       7,514,594         7,170             0
         Joel A. Barker                                          7,514,594         7,170             0

4. Proposal to ratify the 1997 Employee Stock Compensation
     Plan                                                        7,521,764             0             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed with this Form 8-K.

          3.1.1 Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed on April 22, 1997

          4.9 Stock Purchase Warrant issued to Renwick Corporate Finance, Inc. dated as of February 5, 1997 exercisable to purchase 90,000 common shares at $5.00 per share until February 5, 2000

          10.11 Demand Promissory Note for $82,500 due from Robert Putnam dated January 17, 1997

          10.12 Demand Promissory Note for $90,750 due from Elwood G. Norris dated January 21, 1997

(b) Reports on Form 8-K - NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN TECHNOLOGY CORPORATION


Date: May 8, 1997                      By: /s/ ROBERT PUTNAM
                                          --------------------------------
                                          Robert Putnam, President,
                                          CEO and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer and duly
                                          authorized to sign on behalf
                                          of the Registrant)

                                                                    EXHIBIT 3.11

                            CERTIFICATE OF AMENDMENT
                                     TO THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                         AMERICAN TECHNOLOGY CORPORATION
                            (A Delaware Corporation)

     AMERICAN TECHNOLOGY CORPORATION, a corporation organized on March 5, 1992 and existing under and by virtue of the General Corporation Law of Delaware, DOES HEREBY CERTIFY THAT:

     A. The Board of Directors of the Corporation by the unanimous written consent of its members, filed with the minutes of the Board, duly adopted resolutions setting forth a proposed amendment to the Certificate of Incorporation of the corporation, declaring such amendment to be advisable and directing that the proposal be placed before the shareholders of the corporation for consideration thereof and that the approval of the shareholders be solicited at an annual meeting of shareholders. The resolution setting forth the proposed amendment is as follows:

     RESOLVED, that ARTICLE FIFTH of the Certificate of Incorporation of this corporation be amended to provide as set forth below, and such provisions shall supercede ARTICLE FIFTH of the existing Certificate of Incorporation in its entirety:

     "FIRST. The name of this corporation is AMERICAN TECHNOLOGY CORPORATION.

                                 {CAPITAL STOCK}

     FIFTH. The aggregate number of shares of capital stock of all classes which the Corporation shall have authority to issue is TWENTY-FIVE MILLION (25,000,000), of which TWENTY MILLION (20,000,000) shares having a par value of $.00001 per share shall be of a class designated "Common Stock" (or "Common Shares"), and FIVE MILLION (5,000,000) shares having a par value of $.00001 per share shall be of a class designated "Preferred Stock" (or "Preferred Shares"). All shares of the Corporation shall be issued for such consideration or considerations as the Board of Directors may from time to time determine. The designations, voting powers, preferences, optional or other special rights and qualifications, limitations, or restrictions of the above classes of stock shall be as follows:

                               I. PREFERRED STOCK

     (A) ISSUANCE IN CLASS AND SERIES. Shares of Preferred Stock may be issued in one or more classes or series at such time or times as the Board of Directors may determine. All shares of any one series shall be of equal rank and identical in all respects.

     (B) AUTHORITY OF BOARD FOR ISSUANCE. Authority is hereby expressly granted to the Board of Directors to fix from time to time, by resolution or resolutions providing for the issuance of any class or series of Preferred Stock, the designation of such classes and series and the powers, preferences and rights of the shares of such classes and series, and the qualifications, limitations or restrictions thereof, including the following:

          1. The distinctive designation and number of shares comprising such class or series, which number may (except where otherwise provided by the Board of Directors in creating such class or series) be increased or decreased (but not below the number of shares then outstanding) from time to time by action of the Board of Directors;

          2. The rate of dividend, if any, on the shares of that class or series, whether dividends shall be cumulative and, if so, from which date or dates, the relative rights of priority, if any, of payment of dividends on shares of that class or series over shares of any other class or series;

          3. Whether the shares of that class or series shall be redeemable at the option of the Corporation, at the option of the holder of shares of that class or series, at the option of another person, or upon the occurence of a designated event and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and different redemption dates;

          4. Whether that class or series shall have a sinking fund for the redemption or purchase of shares of that class or series and, if so, the terms and amounts payable into such sinking fund;

          5. The rights to which the holders of the shares of that class or series shall be entitled in the event of voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, relative rights of priority; if any, of payment of shares of that class or series;

          6. Whether the shares of that class or series shall be convertible into or exchangeable for shares of stock of any class or any other series of Preferred Stock at the option of the Corporation or of the holder, or upon the occurrence of a specified event and, if so, the terms and conditions of such conversion or exchange, including the method of adjusting the rates of conversion or exchange in the event of a stock split, stock dividend, combination of shares or similar event;

          7. Whether the issuance of any additional shares of such class or series, or of any shares of any other class or series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other class or series;

          8. Any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such class or series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of the Corporation's Charter, as from time to time amended, and to the full extent now or hereinafter permitted by the laws of Delaware.

     (C) DIVIDENDS. Payment of dividends shall be as follows:

          1. The holders of Preferred Stock of each class or series, in preference to the holders of Common Stock, shall be entitled to receive, as and when declared by the Board of Directors out of funds legally available therefor, all dividends, at the rate for such class or series fixed in accordance with the provisions of this Article FIFTH and no more;

          2. Dividends may be paid upon, or declared or set aside for, any class or series of Preferred Stock in preference to the holders of any other class or series of Preferred Stock in the manner determined by the resolutions of the Board of Directors authorizing and creating such class or series;

          3. So long as any shares of Preferred Stock shall be outstanding, in no event shall any dividend, whether in cash or in property, be paid or declared nor shall any distribution be made, on the Common Stock, nor shall any shares of Common Stock be purchased, redeemed or otherwise acquired for value by the Corporation, unless all dividends on all cumulative classes and series Preferred Stock with respect to all past dividend periods, and unless all dividends on all classes and series of Preferred Stock for the then current dividend period shall have been paid or declared, and provided for, and unless the Corporation shall not be in default with respect to any of its obligations with respect to any sinking fund for any class or series of Preferred Stock. The foregoing provisions of this subparagraph (3) shall not, however, apply to any dividend payable in Common Stock;

          4. No dividend shall be deemed to have accrued on any share of Preferred Stock of any class or series with respect to any period prior to the date of the original issue of such share or the dividend payment date immediately preceding or following such date of original issue, as may be provided in the resolutions of the Board of Directors creating such class or series. Preferred Stock shall not be entitled to participate in any dividends declared and paid on Common Stock, whether payable in cash, stock or otherwise. Accruals of dividends shall not pay interest.

     (D) DISSOLUTION OR LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution of assets or winding-up of the Corporation, the holders of the shares of each class and series of Preferred Stock then outstanding shall be entitled to receive out of the net assets of the Corporation, but only in accordance with the preferences, if any, provided for such class or series, before any distribution or payment shall be made to the holders of Common Stock, the amount per share fixed by the resolution or resolutions of the Board of Directors to be received by the holder of each such share on such voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, as the case may be. If such payment shall have been made in full to the holders of all outstanding Preferred Stock of all classes and series, or duly provided for, the remaining assets of the Corporation shall be available for distribution among the holders of Common Stock as provided in this Article FIFTH. If upon any such liquidation, dissolution, distribution of assets or winding-up, the net assets of the Corporation available for distribution among the holders of any one or more classes or series of Preferred Stock which (i) are entitled to a preference over the holders of Common Stock upon such liquidation, dissolution, distribution of assets or winding-up, and (ii) rank equally in connection therewith, shall be insufficient to make payment for the preferential amount to which the holders of such shares shall be entitled, then such assets shall be distributed among the holders of each such series of Preferred Stock ratably according to the respective amounts to which they would be entitled in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Neither the consolidation nor merger of the Corporation, nor the exchange, sale, lease or conveyance (whether for cash, securities or other property) of all, substantially all or any part of its assets, shall be deemed a liquidation, dissolution, distribution of assets or winding-up of the Corporation within the meaning of this provision.

     (E) VOTING RIGHTS. Except to the extent otherwise required by law or provided in the resolution of the Board of Directors adopted pursuant to authority granted in this Article FIFTH, the shares of Preferred Stock shall have no voting power with respect to any matter whatsoever. The Board of Directors may determine whether the shares of any class or series shall have limited, contingent, full or no voting rights, in addition to the voting rights provided by law and, if so, the terms of such voting rights. Whenever holders of Preferred Stock are entitled to vote on a matter, each holder of record of Preferred Stock shall be entitled to one vote for each share standing in his name on the books of the Corporation and entitled to vote.

                                II. COMMON STOCK

     (A) ISSUANCE. The Common Stock may be issued from time to time in one or more classes or series in any manner permitted by law, as determined by the Board of Directors and stated in the resolution or resolutions providing for issuance thereof. Each class or series shall be appropriately designated, prior to issuance of any shares thereof, by some distinguishing letter, number or title. All shares of each class or series of Common Stock shall be alike in every particular and shall be of equal rank and have the same power, preferences and rights, and shall be subject to the same qualifications, limitations and restrictions, if any.

     (B) VOTING POWERS. The Common Stock may have such voting powers (full, limited, contingent or no voting powers), such designations, preferences and relative, participating, optional or other special rights, and be subject to such qualifications, limitations and restrictions, as the Board of Directors shall determine by resolution or resolutions. Unless otherwise resolved by the Board of Directors at the time of issuing Common Shares, (i) each Common Stock share shall be of the same class, without any designation, preference or relative, participating, optional or other special rights, and subject to no qualification, limitation or restriction, and (ii) Common Shares shall have unlimited voting rights, including but not limited to the right to vote in elections for directors, and each holder of record of Common Shares entitled to vote shall have one vote for each share of stock standing in his name on the books of the Corporation and entitled to vote. Cumulative voting shall not be allowed in the election of directors or as to any other matter presented for shareholder approval.

     (C) DIVIDENDS. After the requirements with respect to preferential dividends, if any, on Preferred Stock, and after the Corporation shall have complied with all requirements, if any, with respect to the setting aside of sums in a sinking fund for the purchase or redemption of shares of any class or series of Preferred Stock, then and not otherwise, the holders of Common Stock shall receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors.

     (D) DISSOLUTION OR LIQUIDATION. After distribution in full of the preferential amount, if any, to be distributed to the holders of Preferred Stock, in the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, the holders of Common Stock shall be entitled to receive all the remaining assets of the Corporation of whatever kind available for distribution to shareholders ratably in proportion to the number of shares of Common Stock respectively held by them.

     (E) CONVERTIBILITY. Common Shares or other shares of any class or series may be made convertible into or exchangeable for, at the option of the Corporation or the holder or upon the occurrence of a specified event, shares of any other class or classes or any other series of the same or any other class or classes of shares of the Corporation, at such price or prices or at such rate or rates of exchange and with such adjustments as shall be set forth in the resolution or resolutions providing for the issuance of such convertible or exchangeable shares adopted by the Board of Directors.

     (F) REDEEMABILITY. Common Shares may be made redeemable at the option of the Corporation, of the holder thereof, of another person, or upon the occurrence of a designated event, if and to the extent now or subsequently allowed by the General Corporation Law of Delaware, as such law may subsequently be amended, and the terms and conditions of redemption, including the date or dates upon or after which they shall be redeemable, the amount per share payable in case of redemption and any variance in the amount or amounts payable, among other terms, conditions and limitations which may be imposed, may be fixed and established by the Board of Directors in the resolution or resolutions authorizing the issuance of redeemable Common Shares.

                              III. GENERAL MATTERS

     (A) CAPITAL. The portion of the consideration received by the Corporation upon issuance of any of its shares that shall constitute "capital" within the meaning of the General Corporation Law of Delaware shall be (1) in the case of par-value shares, the par value thereof, and (2) in the case of shares without par value, the stated value of such shares as determined by the Board of Directors at the time of issuance; provided, that if no stated value is determined at the time that shares without par value are issued, the entire consideration to be received for the shares shall constitute capital.

     (B) FULLY PAID AND NONASSESSABLE. Any and all shares of Common or Preferred Stock or other shares issued by the Corporation for which not less than the portion of the consideration to be received determined to be "capital" has been paid to the Corporation, provided the Corporation has received a promissory note or other binding legal obligation of the purchaser to pay the balance thereof, shall be deemed fully paid and nonassessable shares.

     (C) STATUS OF CERTAIN SHARES. Shares of Preferred or Common Stock or other shares which have redeemed, converted, exchanged, purchased, retired or surrendered to the Corporation, or which have been reacquired in any other manner, shall have the status of authorized and unissued shares and may be reissued by the Board of Directors as shares of the same or any other series, unless otherwise provided herein or in the resolution authorizing and establishing the shares.

     (D) DENIAL OF PREEMPTIVE RIGHTS. No holder of any shares of the Corporation shall be entitled as a matter of right to subscribe for or purchase any part of any new or additional issue of stock of any class or of securities convertible into or exchangeable for stock of any class, whether now or hereafter authorized or whether issued for money, for a consideration other than money, or by way of dividend."

                            END OF TEXT OF AMENDMENT

     B. Pursuant to resolution of the Corporation's Board of Directors, the Secretary of the corporation obtained the shareholders' approval of the proposed amendment and restatement at an annual meeting of the shareholders by the holders of 5,101,564 of the Corporation's 9,016,259 outstanding shares of common stock, constituting at least a majority of all shares entitled to vote thereon and therefore sufficient for approval, all in accordance with the General Corporation Law of Delaware and the existing Certificate of Incorporation and bylaws of the Corporation, as amended and corrected to date.

     C. This amendment and restatement was duly adopted and has been duly executed and acknowledged in accordance with the provisions of Section 245 of the General Corporation Law of Delaware.

     IN WITNESS WHEREOF, AMERICAN TECHNOLOGY CORPORATION has caused this Certificate of Amendment to be signed by the duly authorized officers below on March 24, 1997.

                                       AMERICAN TECHNOLOGY CORPORATION

                                       By /s/ ROBERT PUTNAM
                                       ROBERT PUTNAM, PRESIDENT
              ATTEST:




       By /s/ RICHARD D. WAGNER
       RICHARD D. WAGNER, SECRETARY