Form 10QSB
period 1997-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1997-08-12
CIK 924383

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
    X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   ---       EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1997.

                         Commission File Number 0-24248


                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       87-0361799
(State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
incorporation or organization)

13114 Evening Creek Drive South, San Diego, California        92128
     (Address of principal executive offices)               (Zip Code)

                                 (619) 679-2114
                                 --------------
                           (Issuer's telephone number)

                   12725 Stowe Drive, Poway, California 92064
                   ------------------------------------------
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X   NO
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                          9,736,279
-------------------------------                          ---------
         (Class)                                 (Outstanding at July 31, 1997)

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                 Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Balance Sheets as of June 30, 1997 and
                    September 30, 1996                                            3

                  Statements of Operations for the three and nine months ended
                    June 30, 1997 and 1996                                        4

                  Statements of Cash Flows for the nine months ended
                    June 30, 1997 and 1996                                        5

                  Notes to Interim Financial Statements                           6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     8


PART II. OTHER INFORMATION                                                        11

         Item 1. Legal Proceedings                                                *
         Item 2. Changes in Securities                                            *
         Item 3. Defaults upon Senior Securities                                  *
         Item 4. Submission of Matters to a Vote of Security Holders              *
         Item 5. Other Information                                                *
         Item 6. Exhibits and Reports on Form 8-K                                 11



SIGNATURES                                                                        11


  *  No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                               June 30,   September 30,
                                                                 1997          1996
                                                            -----------   ------------
CURRENT ASSETS:
     Cash                                                   $   446,285    $   657,331
     Investment securities                                       35,146        190,153
     Trade accounts receivable - net                            172,896        195,457
     Inventories                                                318,177        313,930
     Notes receivable-officers (Note 7)                         154,646            -
     Prepaid expenses                                            14,510         58,906
                                                            -----------    -----------
Total current assets                                          1,141,660      1,415,777

EQUIPMENT -NET                                                  236,819         93,409

PURCHASED TECHNOLOGY - NET                                       25,000         40,000

OTHER ASSETS - NET                                              105,529         46,276

                                                            -----------    -----------
                                                            $ 1,509,008    $ 1,595,462
                                                            ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities               $   154,972    $   367,990

LONG-TERM DEBT (NOTE 6)                                         685,763            -
                                                            -----------    -----------

Total Liabilities                                               840,735        367,990

STOCKHOLDERS' EQUITY:
     Preferred stock $.00001 par value: authorized
       5,000,000 shares; issued and outstanding - none              -              -
     Common stock $.00001 par value; authorized
       20,000,000 shares; 9,645,317 and 8,611,759 shares
       issued and outstanding, respectively                          96             86
     Additional paid-in capital                               4,004,734      3,063,373
     Accumulated deficit                                     (3,371,500)    (2,025,937)
     Net unrealized gain on securities available for sale        34,943        189,950
                                                            -----------    -----------
Total stockholders' equity                                      668,273      1,227,472
                                                            -----------    -----------
                                                            $ 1,509,008    $ 1,595,462
                                                            ===========    ===========

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended            Nine Months Ended
                                                       June 30,                      June 30,
                                                  ------------------            -----------------
                                                  1997          1996           1997           1996
                                                  ----          ----           ----           ----
NET SALES                                    $    88,013    $    67,738    $   771,117    $   732,625

Cost of goods sold                                79,610         62,327        624,098        602,290
                                             -----------    -----------    -----------    -----------

GROSS PROFIT                                       8,403          5,411        147,019        130,335

OPERATING EXPENSES:
     Selling, general and administrative         356,529        116,152        971,233        328,970
     Research and development                    190,163         28,259        395,771         79,212
                                             -----------    -----------    -----------    -----------

Total operating expenses                         546,692        144,411      1,367,004        408,182
                                             -----------    -----------    -----------    -----------

Loss from operations                            (538,289)      (139,000)    (1,219,985)      (277,847)

OTHER INCOME (EXPENSES):
     Gain on sale of investment securities           -              -              -           55,019
     Interest expense                                -           (5,477)          (158)       (10,672)
     Non-cash interest expense                   (14,477)           -         (139,677)           -
     Other                                         8,832            -           14,257          4,814
                                             -----------    -----------    -----------    -----------

Total other income (expense)                      (5,645)        (5,477)      (125,578)        49,161
                                             -----------    -----------    -----------    -----------

Loss before taxes on income                     (543,934)      (144,477)    (1,345,563)      (228,686)

Taxes on income                                      -              -              -              -
                                             -----------    -----------    -----------    -----------

NET LOSS                                     $  (543,934)   $  (144,477)   $(1,345,563)   $  (228,686)
                                             ===========    ===========    ===========    ===========

NET LOSS PER SHARE
  OF COMMON STOCK                            $     (0.06)   $     (0.02)   $     (0.15)   $     (0.03)
                                             ===========    ===========    ===========    ===========

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                    9,550,807      7,541,228      9,118,393      7,402,542
                                             ===========    ===========    ===========    ===========


                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH                                     Nine Months Ended
                                                                    June 30,
                                                               -------------------
                                                               1997           1996
                                                               ----           ----
OPERATING ACTIVITIES:
     Net loss                                              $(1,345,563)   $  (228,686)
     Adjustments to reconcile net loss
     to cash used in operating activities:
         Gain on sale of investment securities                     -          (55,019)
         Amortization and depreciation                          69,754         56,675
         Warrants issued for services                            4,500            -
         Non-cash interest on long-term debt                   128,914            -
         Compensation and services paid in common stock        137,707            -
         Gain on sale of equipment                                 -           (4,758)
         Changes in operating assets and liabilities:
             Prepaid expenses                                   44,396          6,510
             Trade accounts receivable                          22,561         57,833
             Inventories                                        (4,247)        19,533
             Accounts payable and accrued expenses            (213,018)      (177,987)
             Accrued interest on officer receivables            (1,496)           -
             Accrued non-cash interest on long-term debt        10,763          6,204
                                                           -----------    -----------
Net cash used in operating activities                       (1,145,729)      (319,695)
INVESTING ACTIVITIES:
     Proceeds received from sale of
       investment securities                                       -           55,050
     Proceeds from sale of equipment                               -            4,605
     Notes receivable - officers                              (173,150)           -
     Payments on notes - officers                               20,000            -
     Purchase of other assets                                  (62,378)       (22,925)
     Purchase of equipment                                    (195,039)        (4,246)
                                                           -----------    -----------
Net cash provided by (used in) investing activities           (410,567)        32,484
                                                           -----------    -----------
FINANCING ACTIVITIES:
     Proceeds from convertible notes                         1,000,000        220,000
     Proceeds from bank line of credit                             -           25,000
     Payment on bank line of credit                                -          (25,000)
     Proceeds from sale of common stock                            -          125,000
     Reduction of note payable - shareholder                       -          (50,788)
     Proceeds from exercise of stock warrants                   20,000            -
     Proceeds from exercise of stock options                   325,250            -
                                                           -----------    -----------
Net cash provided by financing activities                    1,345,250        294,212
                                                           -----------    -----------
Increase (decrease) in cash                                   (211,046)         7,001
CASH, BEGINNING OF PERIOD                                      657,331         58,903
                                                           -----------    -----------
CASH, END OF PERIOD                                        $   446,285    $    65,904
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
     Interest                                              $       158    $     8,539
Non-cash financing activities:
     Exchange of 350,000 options for 292,963 shares        $   192,500            -
     Issuance of convertible note for shareholder debt             -      $   100,000
     Convertible notes exchanged for common stock          $   325,000            -


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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

The Company's plan of operation for the next twelve months is to introduce to market the Company's sound reproduction technology, continue research and development on existing and new technologies, expand distribution of its ear-radio products and seek additional products for distribution. Management estimates a base level of operating expenditures aggregating approximately $1.8 million during the next twelve months. Based on that level of expenditures, management anticipates that minimum additional funding of approximately $1.4 million is required. Additionally, expanded radio distribution and the introduction of the Company's sound reproduction technology may require additional personnel and resources, which currently, are not estimable by management. Therefore, the Company believes it will require funds from sale or licensing of products or technologies, the sale of equity securities, the placement of debt securities, the exercise of outstanding options and warrants or other sources.

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

4. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 1997:

                Finished goods                              $  13,302
                Work in process                               228,710
                Raw materials                                  76,165
                                                             --------
                                                             $318,177
                                                             ========

5. INVESTMENT SECURITIES
The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At June 30, 1997 the Company's market value of available for sale securities consisted of:

                                                         Gross        Estimated
                                                      Unrealized        Fair
                                      Cost               Gains          Value
                                      ----               -----          -----
         Common stock                 $203              $34,943        $35,146

6. LONG-TERM DEBT
Long-term debt consists of $675,000 of unsecured 6% convertible subordinated promissory notes due March 1, 1999. Annual simple interest is payable upon maturity or in common stock when and as converted. The principal and interest amount of the notes may at the election of each Noteholder be converted one or more times into common stock at a price which is the lower of (i) $3.50 per share or (ii) 85% of the ten days average closing bid price prior to conversion but not less than $2.50 per share or (iii) for any conversions on or after March 1, 1998 the average of the closing bid prices for the prior thirty days but in no event less than $1.00 per share. The notes may be called by the Company for conversion if the market price exceeds $9.00 per share for ten days and certain conditions are met. At June 30, 1997 the notes and accrued interest would have been convertible into approximately 195,932 common shares.

In connection with the notes the Company granted the holders warrants to purchase an aggregate of 50,000 common shares at an exercise price of $5.00 per share until March 1, 2000. (See Note 7).

Upon sale of the original principal amount of $1,000,000 of notes, the Company expensed $122,700 in the second quarter as embedded interest based on the difference between the conversion price and the market price at the issue date. A like amount was recorded as paid in capital. An additional $2,500 was expensed as non-cash interest to record the value of the related warrants issued.

Subsequent to June 30, 1997, an additional $300,000 principal and accrued interest of $5,596 was converted through the issuance of 87,312 common shares reducing the principal amount of the notes to $375,000.

7. STOCKHOLDERS' EQUITY
The following summarizes equity transactions for the nine months ended June 30, 1997:

                                                        Shares      Dollars
         Balance October 1, 1996                      8,611,759   $3,063,459
         Exercise of stock options for cash             577,500      325,250
         Stock issued for compensation and
           services                                      29,177      137,707
         Stock issued on conversion of convertible
           notes at $3.50 per share                      92,857      325,000
         Stock issued for interest on convertible
           notes                                          1,061        3,714
         Cash-less exchange of options for
           common shares                                292,963          -
         Exercise of warrants                            40,000       20,000
         Value assigned to 50,000 warrants with
           subordinated notes                               -          2,500
         Value assigned to 90,000 warrants
           as consulting services                           -          4,500
         Non-cash interest on notes                         -        122,700
                                                     ----------   ----------
         Balance June 30, 1997                        9,645,317   $4,004,830
                                                     ==========   ==========

During the nine months ended June 30, 1997, the Company issued 577,500 common shares pursuant to the exercise of stock options for cash proceeds of $325,250. An additional 292,963 shares were issued in connection with the cashless exercise of stock options for 350,000 shares. At June 30, 1997, the Company had 492,000 options outstanding pursuant to its 1992 ISO Stock Option Plan exercisable at prices ranging from $0.50 to $4.48 per share expiring beginning 1998 through 2001. The Company also had 278,500 options outstanding pursuant to its 1992 NSO Stock Option Plan exercisable at prices ranging from $0.50 to $5.06 per share expiring beginning 1997 through 2001.

In January 1997 the Company made cash demand loans to two officers aggregating $173,250 in connection with the exercise of stock options. Notes receivable-officers, represents the balance of principal and accrued interest at 7% per annum on these demand notes. Each officer made a $10,000 principal plus interest payment during the third quarter.

At June 30, 1997 the Company had the following warrants outstanding each exercisable into one common share:

            Number             Exercise Price           Expiration Date
            ------             --------------           ---------------
           210,000                  $0.50               February 23, 1999
           100,000                  $1.00               May 31, 1998
            50,000                  $5.00               March 1, 2000
            90,000                  $5.00               February 5, 2000
          --------                                      (subject to vesting)
           450,000
           =======

Subsequent to June 30, 1997, an additional 2,500 stock options were exercised for proceeds of $1,250 and the Company issued 1,150 common shares valued at approximately $7,000 pursuant to the 1997 Employee Stock Compensation Plan leaving a balance of 69,673 shares issuable under the plan.

8. INCOME TAXES
At June 30, 1997, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $1,959,000 which expire through 2011 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

9. SUBSEQUENT EVENT
On July 11, 1997, the Company entered into a three year lease for approximately 7,500 square feet of office space in San Diego, California providing for monthly payments of approximately $8,000. To meet the credit requirements of the landlord, both the Company and Norris Communications, Inc., an affiliated corporation, entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs.

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

The Company is focusing its primary efforts on completing the development and commercialization of its HyperSonic Sound (HSS) technology and expanding ear-radio distribution. The introduction of new technologies and products and the continuation of research will require additional funds to be generated from operations, additional sales of the NCI stock, the sale of additional Company equity or from other sources. There can be no assurance additional funding will be available in the future.

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

The future of the Company is largely dependent upon the success of the Company's HSS technology or the development of new technologies. There can be no assurance the Company can introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. See also "Business Risks" below.

RESULTS OF OPERATIONS
Net sales for the nine months ended June 30, 1997 were $771,117, a 5% increase from the first nine months of the prior year. Net sales for the three months ended June 30, 1997 were $88,013 a 30% increase compared to $67,738 for the comparable prior period. Substantially all revenues in all periods were from ear-radio sales. During fiscal 1996 the Company encountered competition for its FM ear-radio which due to the Company's U.S. patent had a greater impact on foreign sales. The Company has taken and expects to continue to take actions to preclude sale of infringing radios in the U.S. The Company also responded to increased competition by (1) contracting for off-shore assembly to reduce production costs and (2) reducing prices to make the ear-radios attractive to large chain retailers. The improved sales results in fiscal 1997 include sales to several new large chain retailers which sales are highly seasonal.

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

The Company has been successful in adding new sales representatives and obtaining new ear-radio accounts but has had to reduce unit prices for new and existing customers. Sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are affected by a variety of factors including seasonal requirements of customers. The Company has been expanding its radio distribution to limit the exposure to particular customers and to seasonality. The Company's first fiscal quarter has traditionally been its strongest sales quarter and management expects this trend to continue. Also, reductions in unit prices requires higher volumes in current periods to achieve or exceed historical period sales.

Cost of sales for the nine months ended June 30, 1997 were $624,098 resulting in a gross margin of $147,019 or 19%. This compares to a gross margin of 18% for the comparable period of the prior year. Fiscal 1997 margins reflect the impact of reduced selling prices offset by reduced manufacturing costs. Gross margin percentage is highly dependent on sales prices, production volumes and costs and manufacturing overhead allocations.

Research and development costs for the nine months ended June 30, 1997 were $395,771 compared to $79,212 for the comparable nine months of the prior year. The $316,559 increase resulted primarily from an increase in HSS technology development activities and related costs. In the current nine month period personnel costs increased by approximately $100,000, equipment and component costs by $80,000 and outside design and consulting increased by approximately $125,000 as compared to the prior comparable period.

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

Selling, general and administrative expenses increased from $328,970 for the nine months ended June 30, 1996 to $971,233 for the nine months ended June 30, 1997. The $642,263 increase included a $55,000 increase in commissions primarily associated with large accounts, a $190,000 increase in personnel costs primarily associated with HSS technology marketing, a $80,000 increase in marketing travel and related costs, a $70,000 increase in costs associated with marketing and promoting the HSS technology, a $40,000 increase in office related costs primarily associated with new personnel, and an $140,000 increase in professional and financing fees associated with preparing HSS technology licensing information and new financings. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1997 due to recent additions of HSS technology marketing personnel and related operations.

As a result of the above factors, the Company experienced a loss from operations of $1,219,985 during the nine months ended June 30, 1997, compared to a loss from operations of $277,847 for the comparable nine months ended June 30, 1996. The increase in the operating losses resulted primarily from increases in research and development costs and selling, general and administrative costs associated with HSS technology.

During the nine months ended June 30, 1996, the Company recognized a gain of $55,019 from the sale of NCI shares. No sales were made in the first nine months of fiscal 1997. The timing and amount of NCI stock sales by the Company can have an impact on net operations. The decision on timing of sales is dependent on NCI stock prices, management's expectations as to NCI future operations and Company financial requirements. During the second fiscal quarter ended March 31, 1997 the Company incurred $125,200 of non-cash interest expense consisting of $2,500 of value assigned to stock purchase warrants and $122,700 as embedded interest on convertible notes based on the difference between the conversion price and the market price at the issue date. A like amount was recorded as paid in capital. At June 30, 1997 an additional $10,763 of interest payable in common shares was accrued on the convertible notes.

As a result of the above factors, the Company reported a net loss of $1,345,563 for the nine months ended June 30, 1997, compared to a net loss of $228,686 for the nine month period ended June 30, 1996. The Company has federal net loss carryforwards of approximately $1,959,000 for federal tax purposes expiring through 2011. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development, variability in other expenditures, and gains from NCI stock sales when and if made.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $611,350 for the fiscal year ended September 30, 1996 and $1,145,729 for the nine months ended June 30, 1997. During the first nine months of fiscal 1997, in addition to the net loss of $1,345,563 as adjusted for non-cash gains and expenses to a cash loss of $1,004,688, cash was used in operating activities through an increase in inventories of $4,000 and a $213,000 decrease in accounts payable and cash was provided by a $44,000 reduction in prepaid expenses and a $22,000 reduction in accounts receivable. At June 30, 1997 the Company had approximately 60 days sales in accounts receivable as compared to 75 days at September 30, 1996. This is consistent with terms of retail chains which often require 60-90 day terms on sales. However, receivables can vary dramatically due to quarterly and seasonal variations in sales.

For the nine months ended June 30, 1997, the Company used approximately $195,000 for the purchase of laboratory equipment and made a $62,000 investment in patents and $173,150 in cash loans to officers with the principal used to exercise stock options and purchase common shares. Such officers made principal payments aggregating $20,000 in the third quarter of fiscal 1997.

At June 30, 1997, the Company had working capital of $986,688 and at September 30, 1996 had working capital of $1,047,787. Included in working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted NCI. At June 30, 1997 and September 30, 1996, the Company owned 225,300 shares of NCI with a market value of $35,146 and $190,153, respectively. This investment is carried on the balance sheet as a current asset of the Company at market value pursuant to Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company effective September 30, 1994. Although the shares of NCI have experienced significant price and volume variability, these shares have provided and are an unused source of liquidity for the Company.

Since the Company's reorganization in January 1992 and through June 30, 1997, the Company has financed its operations primarily through the sale of common equity and convertible notes and proceeds from the sale of shares of NCI. During the first nine months of fiscal 1997 the Company obtained $325,250 from the exercise of stock options and warrants and $1,000,000 from convertible long-term notes. During the same period the Company acquired $195,039 of new equipment and invested $62,378 in capitalized patent costs.

Other than the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products and technologies. The Company could be required to curtail research and development expenditures if there is a cash shortage. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. At the current rate of expenditures, the Company will require significantly improved gross margins from product sales, margins from new technologies or additional funds for the next twelve months aggregating an estimated $1.4 million. This estimate is subject to significant variability due to management decisions and outside factors. Potential sources of any such required funds may include the sale of additional NCI shares, bank financing, other debt financing, and additional offerings of the Company's equity securities. There can be no assurance that any funds will be available from these or other potential sources and the lack of such capital could have a material adverse effect on the Company's business.

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

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed with this Form 8-K:

        10.13 Sublease Agreement between Global Associates, Ltd. and Norris Communications, Inc. and the Company dated July 11, 1997.


(b) Reports on Form 8-K: The Company filed a report on Form 8-K dated April 1, 1997 reporting an Item 5 event related to the $1,000,000 of convertible notes.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN TECHNOLOGY CORPORATION


Date: August 12, 1997                  By: /s/ ROBERT PUTNAM
                                           -----------------
                                           Robert Putnam, President,
                                           CEO and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)