Form 10KSB
period 1997-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1997-12-01
CIK 924383

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

                           Commission File No. 0-24248

                         AMERICAN TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

             Delaware                                          87-0361799
--------------------------------                       -------------------------
 (State or other jurisdiction of                       (I.R.S. Empl. Ident. No.)
incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                  92128
      (Address of principal executive offices)                        (Zip Code)

                                 (619) 679-2114
                           (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for its most recent fiscal year were $967,408.

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 20, 1997 was approximately $35,180,000 based on an average of the closing bid and ask price of $5.22 as reported on the NASD's OTC Electronic Bulletin Board system.

At November 20, 1997, 10,065,002 shares of common stock, par value $.00001 per share (the registrant's only class of voting stock), were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                TABLE OF CONTENTS
                                                                                Page
                                                                                ----
                                     PART I
ITEM 1. Description of Business                                                   2
ITEM 2. Description of Property                                                  12
ITEM 3. Legal Proceedings                                                        12
ITEM 4. Submission of Matters to a Vote of Security Holders                      12

                                     PART II
ITEM 5. Market for Common Equity and Related                                     13
          Stockholder Matters
ITEM 6. Management's Discussion and Analysis or Plan of Operation                13
ITEM 7. Financial Statements                                                     19
ITEM 8. Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                                    19

                                    PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons;            19
          Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation                                                  21
ITEM 11. Security Ownership of Certain Beneficial Owners and Management          23
ITEM 12. Certain Relationships and Related Transactions                          23
ITEM 13. Exhibits, Lists and Reports on Form 8-K                                 24

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY DEVELOPMENT

American Technology Corporation ( the "Company") was incorporated in the State of Utah on February 11, 1980 as Chasko, Inc. and on April 7, 1982 its name was changed to American Technology Corporation. On June 19, 1992 the Company redomiciled from the State of Utah to the State of Delaware. On July 14, 1992, the Company completed a 1-for-5 reverse stock split resulting in 7,291,228 common shares, par value $.00001, being issued and outstanding after the reverse split. The Company's shares trade in the over-the-counter market on the National Association of Securities Dealers OTC Bulletin Board system under the symbol "ATCO."

From its inception in 1980 to 1984 the Company was primarily engaged in the development of a patented 2-speed long play cassette recorder ("X-TEN(R)"). On September 30, 1984, the Company acquired 100% of the outstanding shares of Norcom Electronics Corporation, which was engaged in development of patented ear radio and ear-microphone technology. Both technologies feature small electronics for placement in or around the entrance to the ear canal to perform desired functions. From 1984 through 1987, the Company was engaged in various licensing and development activities with respect to the X-TEN, ear radio and ear-microphone technology.

In March 1988 the Company assigned certain ear-microphone technology to Norris Communications, Inc. ("NCI") in return for 700,000 shares of NCI common stock and a 1% royalty on gross sales resulting from the exploitation of certain products using the ear-microphone technology ("EarPHONE"). The Company retained its ear radio technology. The ear-microphone technology was subsequently sold by NCI to JABRA Corporation ("JABRA") which is commercializing the EarPHONE for cellular phone, computer, multi-media and other customer uses. See "Certain Relationships and Related Transactions."

From 1988 to early 1992, the Company was inactive due to inadequate financial resources. In early 1992 the Company was brought into good standing and restructured to take advantage of new financing opportunities designed to allow the Company to pursue development of its products and technologies. There were no changes to management resulting from this reactivation.

Since the 1992 restructuring, Company operations have focused on developing its various technology assets. The Company's address is 13114 Evening Creek Drive South, San Diego, California, and its telephone number is 619-679-2114. Its Internet site is located at www.atcsd.com.

BUSINESS

OVERVIEW
The Company is engaged in the development, manufacturing and marketing of consumer electronic products and acoustic technologies. The Company's ear radio technology was commercialized through the 1993 introduction of the FM ear radio and the 1995 introduction of the AM ear radio. During fiscal 1997 substantially all of the Company's revenues resulted from the manufacturing and marketing of its "FM Sounds" FM digital scanning ear radio. The Company intends to introduce new radio and related products and expand its ear radio distribution while developing new technology assets.

The Company's HyperSonic(TM) Sound (HSS) reproduction technology has become its primary business focus, although there can be no assurance the Company can successfully exploit this new technology. HSS technology utilizes a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patents-pending process creates an ultrasonic wave that interacts in mid-air to produce wide spectrum audio. Since traditional loudspeaker system elements such as voice coils, magnets, cones/diaphragms, crossover networks, baffles and speaker enclosures are eliminated, management believes HSS technology offers higher quality sound with less distortion while using less power, space, and weight and at a lower cost. The sound produced by the HSS technology is also significantly more directional over greater distances with less volume loss than traditional sound reproduction methods thereby offering a number of application advantages to users.

INDUSTRY BACKGROUND
The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to re-create the top end of the audio spectrum, to mid-range speakers, and woofers to address the lower frequencies. Conventional loudspeakers are direct radiating -- they are fundamentally a piston-like device designed to directly pump air molecules into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been few fundamental changes in speaker design or in the way electrical impulses are converted to sound. During this period, electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, the Company believes loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion.

The loudspeaker market is an important segment of the electronics industry. Loudspeakers are used in televisions, radios, telephones, computers, automobiles, and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert sound systems, loudspeakers encompass a wide range in size, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers. The Company believes the lack of fundamental innovation and the diversity and size of the loudspeaker market presents an opportunity to introduce new sound technology that will appeal to consumers and be cost-effective for manufacturers.

HYPERSONIC SOUND STRATEGY
The Company's objective is to become a leader in developing, marketing and licensing proprietary sound reproduction technologies and systems that address large and expanding domestic and international consumer electronics markets. The Company seeks to have its HSS technology become a significant alternative to conventional loudspeakers in target market segments. The Company believes that it is becoming increasingly difficult for manufacturers to differentiate their sound reproduction products and a novel method of reproduction with new features will find a receptive audience.

The Company's marketing of the HSS technology continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from prospective users of the technology. Rather than broadly licensing large market segments or industries, the Company is focusing its efforts on original equipment manufacturers ("OEMs") desiring to implement the HSS technology in specific products. The Company's strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets. The Company believes this strategy will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in establishing and maintaining HSS technology in sound reproduction.

The Company also intends to implement a branding strategy to make HSS synonymous with innovative, high-quality sound reproduction. The Company believes that positioning itself as a licensor of the HSS technology and establishing technology collaboration arrangements with manufacturers will facilitate the rapid adoption of HSS technology. Key elements of the Company's strategy include:

        1. Build on technical achievements to allow licensees to produce commercially viable products for consumers. The Company's new technology is in an early stage of development. The Company intends to rapidly convert its proof-of-concept demonstration into designs and materials that licensees can use to produce commercially viable sound reproduction systems to meet consumer demand across a variety of targeted market segments.

        2. Expand patent coverage. The Company has filed multiple initial patent applications worldwide and expects to continue to file amendments, continuations and additional patents as development progresses. Management believes the scope and breadth of its patents will be an important factor in the exploitation of HSS technology.

        3. Implement a segmented licensing approach. The Company has developed a segmented licensing approach to target individual fields of use for the HSS technology. Manufacturers of electronic components will be offered licenses to produce HSS-enabled electronic products and HSS emitters (specialized ultrasonic devices essentially taking the place of loudspeakers). The Company may sell circuit board level electronic components or an ASIC (Application Specific Integrated Circuit) containing necessary electronics to make electronic implementation simpler. The Company may also arrange for the production of and market customized ultrasonic materials to its specifications to be used in HSS emitters.

        4. Identify and determine market segment needs. The Company has identified and is focusing its licensing efforts on four initial fields of use (a) computers, monitors (b) high end televisions, (c) home theater/professional audio, and (d) communications. The Company is working with manufacturers in each of these fields of use to identify market requirements and customize HSS technology. The Company believes that its HSS technology can become an important competitive feature for manufacturers and can also enable such manufacturers to achieve premium price or premium margins for their products.

        5. Establish cross segment relationships to facilitate standards. The Company believes that successful implementation of HSS technology requires the cooperation of manufacturers of electronic components. The Company believes that developing standards for HSS-enabled electronics and ultrasonic HSS emitters will accelerate adoption of the technology across targeted fields of use. Therefore the Company is targeting long-term relationships with multiple entities to provide a competitive advantage in protecting the Company's market position.

        6. Support licensees and develop a market position. The Company intends to support its licensees with technical support and an ongoing research and development effort. The Company intends to require branding of HSS devices to create and build consumer awareness.

The Company's strategy is to develop strategic arrangements with manufacturers in the targeted fields of use with limited exclusivity to accelerate implementation and market introduction and to allow the selected manufacturers to differentiate product offerings from competitors. The Company has not yet entered into any strategic arrangements and there can be no assurance the Company will be successful in implementing its strategy or exploiting its HSS technology.

Although the Company anticipates generating a significant portion of its revenues from licensing, the Company may also sell HSS materials or components. The production and sale of HSS equipment may also accelerate market entry or meet specialized market needs.

There can be no assurance that the Company can commercialize its HSS technology nor be successful in implementing the above strategies. See "Business Risks."

HYPERSONIC SOUND TECHNOLOGY

Background and Stage of Development
The Company's HSS technology was invented by Elwood G. Norris, a director and Chief Technology Officer of the Company, who manages the Company's research and development and technical activities. Mr. Norris also invented the Company's ear radio, Global Positioning System ("GPS") and Engine Plasma Displacement ("EPD") technology for jet engine noise reduction. The Company acquired the basic concepts of HSS technology (previously called the Sonic Generator technology) from Mr. Norris in 1992. During fiscal 1996 and 1997, the Company devoted a significant portion of its research and development activities on HSS technology. In July 1996 the Company produced a laboratory proof-of-concept demonstration capable of producing sound in the air using ultrasonics. In October 1996 the Company produced a second generation portable demonstration system with improved electronics. The portable system consists of a standard CD player, an off-the-shelf amplifier modified by the Company, custom electronics and modified commercial ultrasonic emitters. In September 1997 the Company produced a portable stereo demonstration system and in October 1997, developed test equipment for evaluation by selected companies interested in collaborating on further development. During fiscal 1997 the Company's development efforts also focused on significantly expanding the pending patents portfolio on HSS technology and designing, developing and testing improved electronics and ultrasonic emitters. The Company believes that custom ultrasonic emitters will be required to produce a commercially viable system.

The Company is continuing to improve its proprietary electronics and is working with multiple producers of ultrasonic devices to assist in developing custom emitters to the Company's specifications. The Company believes, but there can be no assurance, that it can have commercially acceptable designs and sources of materials for use by licensees during fiscal 1998. However, the development of the Company's HSS technology has taken longer than anticipated by the Company's management and could be subject to additional delays. There are inherent risks in new technology development, many beyond the control of management. See "Business Risks."

In May 1997 the inventor of the HSS technology, Mr. Norris, was awarded the 1997 Discover Magazine Award for Technical Innovation in the Sound category for the Company's HSS technology. Winners in a total of eight categories were selected from over 4,000 entries. The annual awards are designed to recognize and promote new technological innovations and the winners are selected by an expert panel of judges. Winners were also featured in the July issue of Discovery magazine. In November 1997 HSS technology won a Popular Science 1997 "Best of What's New Award" from among thousands of new products. These awards and recognition have provided broad marketing exposure for the HSS technology to prospective users. HSS technology has also been featured in over 30 journal articles providing additional marketing exposure.

The Company continues to devote significant resources in preparing and filing patent applications related to various aspects of the HSS technology. A total of eleven HSS technology patents have been filed and others are in various stages of preparation.

Technology Description
HSS technology is partially based on a phenomenon in music known as Tartini tones first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. He also developed descriptive mathematics which remain valid today. Although others have experimented with these principles in the past, the Company believes it has created novel and proprietary methods to efficiently use this concept to produce sufficient sound volume and quality capable of being commercially exploited. The Company's breakthroughs and its process are the subject of multiple pending patents.

Mr. Norris, who has previous patents in the fields of ultrasonics and audio, applied aspects of the electrical concept of mixing multiple electrical signals to produce new audio by-products. HSS technology employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry intelligence (e.g. music, voice) and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but is actually created within the beam of ultrasonic energy being emitted. Accordingly, if the beam is directed towards a wall, the sound emanates from the surface and if the beam is directed to a person the sound emanates from the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate over distance as it does with traditional speakers, providing greater volume at selected distant points with less energy.

The Company's use of ultrasonic frequencies to carry intelligence is compatible with existing recording and transmission technology. The generation of the ultrasonic frequencies employed by HSS technology requires modification to existing electronic amplifiers (radios, televisions, telephones, etc.). However, since HSS technology requires less wattage (similar to a tweeter requiring less wattage than a sub-woofer) to reproduce sound, the Company believes electronic products that are HSS-enabled can be produced at the same or lower cost than current systems and in a smaller size. The Company has designed and is continuing to improve electronic specifications to be used to enable electronic devices to produce the ultrasonic output (as compared to audio output in a traditional system) necessary to drive HSS ultrasonic emitters.

HSS technology uses ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy). Certain crystals, and ceramics and other materials, known as piezoelectric elements, produce high frequency movement when voltage is supplied. These piezoelectric elements are used to emit ultrasonic energy in applications such as sonar, ultrasonic cleaning, industrial inspection and medical ultrasound. Such ultrasonic devices are incapable of producing frequencies in the audible range. However, the Company has developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound in the air. The Company believes its ultrasonic emitters will be designed and configured in a variety of designs, shapes and sizes to produce desired effects in commercial applications.

Ultrasonics are employed in a wide variety of medical applications where it is directly coupled to the body rather than air. The Company's technology uses relatively small amounts of ultrasonic sound energy which dissipates or is absorbed rapidly in the air. The Company employs frequencies above those that may be harmful to pets but within those used by medical devices directly coupling to the body to image fetuses and the brain. The Company believes that the frequencies and amount of energy employed in the HSS technology is harmless. The Company also believes the emission of such frequencies is not subject to governmental regulation.

The Company believes its HSS technology, comprised of the combination of proprietary electronics and custom ultrasonic emitters, will offer the following advantages:

        - Coverage of the entire audible range (20 Hz to 20,000 Hz) with one small device no woofer, mid-range and tweeter combination and no crossover network to divide the signal amongst such devices
        - Sound quality that is not dependent on the size of the emitting face or speaker enclosure
        -  Elimination of speaker enclosures and their cost and bulk
        -  Reduction of the effect of room acoustics on sound quality
        -  Small size and low weight as compared to conventional speakers
        -  Improved phase coherency (frequency time alignment)
        -  Reduced distortion
        -  Lower power requirement and greater efficiency
        - Ability to manipulate or selectively position or diffuse the source of sound
        -  Ability to deliver a beam of sound over greater distances
        - Elimination of magnets, their weight and adverse effects on video monitors
        -  Elimination of feedback in professional applications

There can be no assurance these advantages can be successfully implemented commercially.

Target License Market Segments
The Company has targeted four initial fields of use which include computers and monitors, high end televisions, home theater/professional audio systems and communications. As of the date of this report the Company has not finalized the details of its proposed licensing terms and conditions and has not entered into any license agreements on HSS technology. However, the Company has commenced discussions with manufacturers in each of the primary segments. The Company recently demonstrated the application of HSS technology in a personal computer for a prospective customer to demonstrate the advantages of directed sound, small size and high sound quality. Management is encouraged by the technical and marketing interest in its new sound technology and is pursuing its targeted implementation strategy.

The market for computer sound, primarily multimedia applications, is growing rapidly. According to market researcher The Yankee Group, 1996 multimedia equipped desktop personal computer worldwide shipments were 38.8 million units, with a total market value of $90 billion. There is also a growing demand for improved sound in notebook and other small computers with worldwide annual sales exceeding 70.86 million units in 1996 according to Dataquest. An increasing number of computer video monitors are incorporating sound. In 1996 over 65 million monitors were sold, according to Dataquest. In addition to OEM computer sound markets, there is a growing aftermarket for computer speakers. Major suppliers of computer sound equipment include OEM's such as Apple, IBM, Packard Bell, Compaq and others and manufacturers such as JBL, Sony, NEC, Mitsubishi, Phillips, Yamaha, Bose, Panasonic, Foster and others.

The Company believes limitations in size, sound quality and cost are critical factors in the computer sound market. The Company expects HSS technology to offer size, cost and quality advantages to manufacturers and consumers in this large and growing market.

High end televisions and home theater systems are growing segments of the consumer electronics market. Home theater audio systems include component and rack audio systems for the home as well as specifically targeted home theater systems. Professional audio systems include systems used by studios and other professionals in the creation or production of audio and video material. The Company intends to focus initially on manufacturers in the mid to high-end range of these segments. Home theater and large screen televisions are expected to experience continued growth from the introduction of the high-capacity DVD (digital versatile disc). Over 14 million televisions 19" and larger were sold in the U.S. in 1996 according to the Consumer Electronics Manufacturers Association (CEMA). In addition, almost 1 million projection televisions were sold in the same period. According to the Electronic Industries Association
(EIA), households with the equipment to enjoy home theater in 1996 included approximately 15 million U.S. homes.

EIA also estimates that U.S. factory sales of home theater and aftermarket loudspeakers exceeded $944 million in 1996. Manufacturers in these segments include major international consumer companies, such as Sony, AIWA, Phillips, Samsung, Mitsubishi, Toshiba, Sanyo, Sharp, JVC and others, and specialty audio component manufacturers such as Carver Corporation, Marantz, NAD and others.

The market for professional audio systems is also growing. The domestic U.S. market for public address systems exceeded $447 million in 1995 according to EIA and the market for other professional equipment including sound modules, synthesizers, digital pianos, signal processing equipment and other products are experiencing growth.

The Company believes its HSS technology will offer the home audio/video and professional markets improved full-spectrum sound source with less distortion and less room-acoustic interference. The ability to place and manipulate sound in a room without large multiple speakers is expected to be attractive to consumers. The lack of feedback is an important feature for professionals.

The communications market for HSS technology includes all types of telephones, answering machines, speaker and conference phones and audio and video conferencing systems. The U.S. market for telephones and answering machines was worth $3.5 billion in 1996, according to the Polk Company. Leading manufacturers include AT&T (Lucent and the new Lucent/Phillips joint venture), Motorola, Ericsson, General Electric, Nokia, and Uniden. In addition, audio and video conferencing equipment sales exceeded $4.2 billion in the North America in 1996 according to the International Teleconferencing Association. Leading vendors in this industry include Picturetel, Sony, Intel and Polycom.

Other HSS Market Opportunities
While the Company's strategy is to focus on licensing to the above market segments, HSS technology is expected to have utility in diverse applications including military applications, portable consumer electronics, hearing aids, headphones, cinema/theater, public address and outdoor sound systems, use with noise cancellation systems, and many other applications. The Company also believes there is a significant opportunity for HSS-enabled devices designed to retrofit existing stereo equipment to provide theater-like sound. The Company may license, design, develop, manufacture and/or distribute products for these or other specialized applications.

EAR RADIO TECHNOLOGY

Product Description
The Company's patented ear radio technology allows the placement of a fully operational radio device adapted in size and configuration for placement and retention at the entrance of the ear canal.

FM and AM versions of the ear radio utilizing this technology have been developed and are manufactured for and marketed by the Company. The FM ear radio measures 1/2" by 1-1/2" by 1/4", utilizes approximately 40 transistors, features digital scanning touch-tuning and weighs less than 1/4th ounce. The AM ear radio measures 1-1/4" by 5/8" by

3/8" and weighs less than 1/4th ounce and features sound quality comparable to much larger radios. The Company produces standard and Japanese frequency FM radios and standard AM radios. The radios come in a variety of colors and are packaged for either retail or bulk shipment. The radios generally retail for $12.95 to $29.95 depending on the outlet and the accessories included.

FM and AM ear radios accounted for substantially all of the Company's revenues during fiscal 1997 during which it sold approximately 107,000 ear radios to customers.

Further applications of this technology have been identified, but not yet produced, including fixed-frequency AM, FM or TV band units for use in special station or program promotions, and fixed-frequency AM or FM units for use in specialized local broadcast environments for various events.

The Company anticipates that it will be required to update its ear radio designs and packaging from time to time to meet market expectations for performance and packaging. The Company has developed an improved FM ear radio but management has not established a date for introduction. The Company is currently selling to customers from inventory and has not yet determined product plans for fiscal 1998. The current assembly contract has expired and the Company has not decided where or if to continue ear radio production. See "Assembly and Production."

The Company has also designed and developed a mini-headphone radio (HeadGear) scheduled for introduction by mid-1998. Incorporating ear radio technology, the HeadGear is smaller than similar headphone radio products currently on the market. The intended retail price range is $29.95 and up. The Company has filed one patent application for this product. There can be no assurance this product can be introduced to market or that it will be successful.

Management is also seeking compatible products and accessories developed by others for distribution. There can be no assurance the Company can obtain rights to manufacture and/or distribute any other products or accessories.

The Company is the holder of patent number 4,539,708, granted September 3, 1985 and patent number 5,313,663, granted May 17, 1994 which relate to AM, FM, VHF and UHF frequency bands, as well as IR (Infrared) frequency bands. See "Intellectual Property Rights and Proprietary Information."

Marketing Strategy
The Company's existing FM and AM ear radios and products and accessories under development or acquired in the future are targeted for the portable audio products segment of the consumer electronics market. According to CEMA, the U.S. wholesale portable radio market in 1996 was approximately $42 million. The Company's marketing strategy is to wholesale its ear radios to a variety of organizations and companies already established to market and distribute the products to retailers and consumers. This strategy is designed to allow the Company to focus its efforts on manufacturing and new product development while limiting marketing and distributing personnel and associated costs. However, this strategy also limits the Company's ability to control and direct the marketing, distribution and end-pricing of its product.

To date, the Company has focused on four primary market segments for ear radio marketing and distribution:

        - Retail outlets - The Company directly, and also through established manufacturer representatives, promotes its products to local, regional and national retail distributors such as electronics stores, drug stores, computer stores and other retailers.

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

The Company has two full-time marketing personnel assigned to ear radio marketing and sales activities. The Company had seventeen independent sale representatives in the U.S. and Canada at September 30, 1997. The Company also employs international distributors from time to time. However due to foreign competition and a marketing focus on domestic sales, export sales in fiscal 1997 were only 2% of sales versus 27% in fiscal 1996.

Assembly and Production
The Company primarily uses subcontract assembly companies to produce ear radios from components and subassemblies purchased from others, some of which are manufactured to the Company's specifications. The Company tests, packages and ships the ear radios from its San Diego, California location but may subcontract some of these steps in the future. The Company performs limited assembly work from time to time. The Company performs its own engineering and quality control.

The Company believes there are secondary suppliers of components and subassemblies available such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse impact on the Company's results of operations.

In July 1995 the Company, through the services of its agent Mitsui U.S.A., Inc., entered into a subcontract manufacturing agreement with Zhuhai Huasheng Enterprise Group Co., Ltd. of mainland China to produce FM ear radios. This relationship resulted in added capacity and reduced costs. This agreement terminated in July 1997 and the Company is currently reviewing its future plans for ear radio product production at this or other assembly sites. The Company believes that there are a number of electronic product subcontract assembly companies located in North America and overseas that are qualified to produce the Company's electronic products should the Company change assembler or should a future assembler be unable or unwilling to produce, however any disruption of supply could cause additional costs and delays and could have a material adverse impact on the Company's results of operations.

The Company produces both to meet orders and for inventory for future orders. Most orders have generally been filled within forty-five days, however any future large orders could exceed the Company's production and financial capacity and adversely affect the Company's operations. Because the Company's policy is to fill orders promptly, the Company does not maintain and does not expect in the future to maintain a significant backlog of sales on its ear radio products.

PORTABLE GPS TECHNOLOGY, EPD TECHNOLOGY AND OTHER TECHNOLOGIES AND INVESTMENTS

Portable GPS Technology
In late 1994 the Company innovated a proprietary method of tracking persons and objects utilizing GPS technology. A substantial portion of the Company's 1995 research and development budget was expended in furthering this technology. The Company has designed a portable device as a simple solution to (1) finding another person or object or (2) finding a known location. It employs GPS technology but doesn't require complicated longitude/latitude readouts, mapping software or recording and storing of previous locations and movements as used in most portable GPS devices. The Company has produced a proof-of-concept demonstration system utilizing the GPS technology.

The field of GPS technology involves a large number of companies with substantial resources devoting significant funds to research and development and launching many new products. It is a very competitive field with frequent introductions of new features and rapidly declining prices. With the nature of this intense competition in mind, the Company has taken extended steps in its attempts to protect this product concept, including the filing of two U.S. patent applications and reviewing the applications with a U.S. patent examiner specializing in GPS technology. Patent number 5,689,269 was granted November 18, 1997 and one patent is pending. There can be no assurance the pending patent will issue or that, if issued, that it or the issued patent will provide meaningful protection from competition.

With the current emphasis on HSS technology, the Company has postponed further development on its GPS technology pending an evaluation of patent protection that may be available and further market evaluation due to significant competition and the rapidly changing nature of the GPS equipment market. The Company believes, but can make no assurance, the remaining pending patent will issue during the next fiscal year, however there can be no assurance thereof. The ultimate claim set allowed is expected to be a determining factor on future activity with respect to this technology. The Company believes that certain features of its pending patent, if allowed, may be licensable to the GPS industry.

EPD Technology
The Company has filed an initial U.S. patent application regarding a new method and system for reducing noise in jet engines, the EPD technology. This technology, invented by Mr. Norris, relates to canceling acoustic waves produced by a jet engine by stimulating a plasma within the engine to propagate an acoustic interference wave. Mr. Norris has previously performed rudimentary experiments on this technology, however the Company has not yet developed a proof-of-concept device or demonstration. There can be no assurance that the Company's concepts will function as theorized or that any practical product or technology can ever result from the concepts. In addition, the Company has performed only limited competitive research and there can be no assurance that the concepts innovated by the Company are new or unique or that they are functionally better than existing and proposed methods for jet engine noise reduction.

The Company's strategy is to develop a proof-of-concept demonstration of the EPD technology and seek a collaborative arrangement to further develop this technology. Management has not developed a timetable for this project nor identified personnel for further development. Although management believes there is a significant market for an improved system for jet engine noise reduction, there can be no assurance when or if the EPD technology can be exploited by the Company.

Other Technologies
The Company has other technology and product concepts in early stages of development. There can be no assurance that these concepts will develop into viable research projects nor that the Company will have the personnel and financial resources to develop additional technologies.

Investment in Norris
At September 30, 1997, the Company held 225,300 common shares (less than 1%) of Norris Communications Inc. (NCI), a San Diego-based OTC Bulletin Board-quoted company engaged in the development, manufacture and marketing of electronic products. These shares remain from the 700,000 shares received by the Company in 1988 from the sale to NCI of a newly formed subsidiary (now JABRA) that owned the Company's ear-microphone technology. See "Certain Relationships and Related Transactions." These shares had a market value of approximately $29,000 at September 30, 1997.

By agreement dated October 31, 1997, the Company sold and canceled its 1% royalty interest on gross sales of JABRA's EarPHONE technology products incorporating a wireless receiver to JABRA for $15,000. There was no assurance of any future royalties.

CUSTOMERS
For the fiscal year ended September 30, 1997, three customers accounted for 57% of the Company's sales. Target Stores, Inc., CR McMullen Co., and Eddie Bauer accounted for approximately 30%, 14% and 13% of sales, respectively, with no other single customer accounting for more than 10% of sales.

The Company expects that it will continue to rely on a number of large individual customers for future revenues and the loss of any customer could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION
The Company faces competition from a large number of international manufacturers of consumer electronic and audio equipment products. Consumer tastes and demand can change quickly.

HyperSonic Sound Technology
The Company has made substantial inquiry and search but is not aware of any previous or other sound reproduction system that has successfully employed the concepts similar to those developed by the Company. Although others have attempted to use the combination tone concept to produce sound, to the knowledge of the Company, none have been able to produce sufficient sound volume and quality to make a commercially viable system.

Although most loudspeakers are of the direct radiating type, there have been many attempts to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. For example direct radiating flat-panel loudspeakers overcome some of the size limitations, but they are generally limited by sound quality and frequency range. There can be no assurance that alternate technologies and systems have not been developed, or that such systems may currently be in development or will be developed by others in the future that would be directly competitive with the Company's HyperSonic Sound technology.

The Company's method of sound reproduction will also compete with existing loudspeakers. In addition to the companies described above in "Target License Market Segments," many who currently provide loudspeakers with their consumer electronic products, the Company will also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources than the Company and have existing proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that the Company's HSS technology, if implemented commercially, will be competitive in the entrenched loudspeaker market.

The Company believes that its success will be dependent upon creating relationships with electronic equipment manufacturers by providing them the ability to differentiate their products. Specifically, the manufacturers could offer improved sound in a small light-weight unit at competitive prices with additional advantages such as the ability to spatially orient sound in novel ways. The Company believes it will compete on the uniqueness of its proprietary technology and designs, system features and price, ease of use, quality of marketing and ability to identify and meet consumer needs. There can be no assurance that based on these factors the Company can be competitive with existing or future products, technologies or services of its competitors.

Ear Radio Products
The Company's ear radio products compete directly with a number of miniature radios such as pocket and credit card-size radios. Most of the Company's competitors have greater financial, manufacturing and marketing resources and can command more retail and consumer exposure than that of the Company. Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases rapidly obsoleting existing products and technologies.

The Company believes that its ear radio is a one-of-a-kind product featuring a radio entirely placed at the entrance to the ear canal. This feature, along with the quality of each radios' sound and the FM's digital touch tuning, are believed to be the most important competitive features important to customers. The Company believes that its patents provide it some protection and act as a barrier to entry into the U.S. from foreign competitors offering a similar radio device, however the Company recognizes patents are subject to loss, circumvention and other risks. See "Intellectual Property Rights and Proprietary Information."

GOVERNMENT REGULATION
The Company is subject to regulation by federal, state and local governmental authorities in connection with its assembly and production operations. The Company's electronic products are also subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the "FCC"). The Company believes it is in substantial compliance with all applicable regulations, and that it has all material governmental permits, licenses, qualifications and approvals required for its operation.

The Company does not believe its ultrasonic emitters, which emit ultrasonic waves into the air rather than electromagnetic waves, are the subject of existing governmental regulation. However there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on the Company's proposed commercialization of HSS technology.

The Company does not believe it is materially affected, nor does it expect to be materially affected, by the costs and effects of compliance with environmental laws.

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

The Company currently holds two issued U.S. patents, #4,539,708 granted September 3, 1985 and #5,313,663 granted May 17, 1994, on the ear radio technology. The Company holds U.S. patent #5,689,269 granted November 18, 1997 and has one patent pending on its GPS technology. The Company has one patent pending on its EPD technology, one patent pending on the HeadGear product, and eleven patents pending on its HSS technology. The Company is currently preparing and intends to file additional HSS technology patent applications.

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

In addition to such factors as innovation, technological expertise and experienced personnel, the Company believes that a strong patent position will be important to compete effectively through licensing in the sound reproduction industry. The Company is investing significant management, legal and financial resources toward HSS technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights.

Numerous patents in electronics and sound reproduction are held by others, including academic institutions and competitors. Although the Company is not aware of any existing patents that would inhibit its ability to license the HSS technology, there can be no assurance that others will not assert claims in the future. While sometimes licenses to third-party technology are available, there can be no assurance thereof or that such claims, with or without merit, would not have a material adverse effect on the Company.

The validity of the Company's existing patents have not been adjudicated by any court. Competitors may bring legal action to challenge the validity of the Company's patents or may attempt to circumvent the protection provided by those patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on the Company's technology, or the circumvention of the Company's patents, when and if granted, by the Company's competitors could have a material adverse effect on the Company's ability to compete successfully in its business.

The Company also files for tradename and trademark protection when appropriate. Marks for which the Company has registrations or applications to register in the U.S. or foreign countries include HyperSonic and HSS. There can be no assurance any degree of protection will be granted, or that if granted, that tradenames or trademarks can be successfully defended or protected.

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

RESEARCH AND DEVELOPMENT COSTS
For the fiscal years ended September 30, 1997 and 1996, the Company spent $566,288 and $160,934, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on the Company's currently owned technologies or in other areas.

EMPLOYEES
At November 1, 1997 the Company in addition to its four executive officer employees, employed sixteen persons, including four part-time employees. Of such employees, one person was engaged in purchasing, five in engineering/quality control, one in production management, two in general/administrative and three in marketing and sales. The Company also employs or leases assembly personnel from time to time on an as needed basis and uses outside consultants for various services.

The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.
During most of fiscal 1997, the Company's research, assembly and shipping and office facilities were subleased under a $2,000 monthly sub-lease agreement which expired in January 1997 with an affiliated corporation NCI, and thereafter was month to month until July 1997. On July 11, 1997, the Company entered into a three year lease located at 13114 Evening Creek Drive South, San Diego, California. To meet the credit requirements of the landlord, both the Company and NCI entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. The Company is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000.

The Company believes this facility is adequate to meet its needs for the next twelve months given management's current plans. However should the Company expand its operations, it may be required to obtain additional space or alternative space. The Company believes there is adequate availability of office space in the general vicinity to meet its future needs.

ITEM 3. LEGAL PROCEEDINGS.
The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
The Company's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "ATCO") maintained by the National Association of Securities Dealers. The market for the Company's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended September 30, 1996 and 1997.

                                                            Bid Quotations
                                                          High          Low
                                                          ----          ---
Fiscal Year Ending September 30, 1996
  First Quarter                                           $0.46875      $0.25
  Second Quarter                                          $1.3125       $0.21875
  Third Quarter                                           $2.25         $0.875
  Fourth Quarter                                          $7.375        $5.6875
Fiscal Year Ending September 30, 1997
  First Quarter                                           $7.375        $3.375
  Second Quarter                                          $5.438        $3.375
  Third Quarter                                           $6.625        $3.50
  Fourth Quarter                                          $6.531        $5.00

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The Company has made application to trade its shares of Common Stock on the National Association of Securities Dealers Automated Quotation System (NASDAQ). There is no assurance shares of the Company's Common Stock will commence trading on NASDAQ or that, if quoted thereon, the Company will continue to meet the minimum listing requirements.

The Company had 1,237 holders of record of its Common Stock at November 20, 1997 with 10,065,002 shares issued and outstanding. The Company has never paid a cash dividend on its Common Stock and does not expect to pay one in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
The following is a description of equity securities sold by the Company during the year ended September 30, 1997 that were not registered under the Securities
Act:

        1. The Company issued a Stock Purchase Warrant to Renwick Corporate Finance, Inc. ("Renwick") dated February 5, 1997 exercisable to purchase 90,000 shares of Common Stock at $5.00 per share until February 5, 2000. The Company expensed $33,300 as the value assigned to consulting services in connection with this Stock Purchase Warrant. The issuance was exempt by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act") in reliance on the private nature of the transaction, restrictions on transfer and based on representations of Renwick.

        2. On March 25, 1997 the Company completed the private offering and sale for cash of an aggregate of $1,000,000 of unsecured 6% Convertible Subordinated Promissory Notes due March 1, 1999 ("Notes") to sixteen private investors (eleven accredited U.S. investors and five foreign investors). The securities were sold by the Company without an underwriter. The principal and interest amount of each Note is convertible on one or more occasions into shares of Common Stock, at a price which is the lower of (i) $3.50 per share or (ii) 85% of five days market price prior to conversion but not less than $2.50 per share or (iii) for any conversions on or after March 1, 1998 the average of the closing bid prices for the prior thirty days but in no event less than $1.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $9.00 per share for ten consecutive days and certain conditions are met. Each purchaser was granted a warrant to purchase 50 common shares of the Company at $5.00 per share until March 1, 2000 ("Warrant") for each $1,000 of Notes purchased. The Warrants are exercisable, in the aggregate, into 50,000 shares. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes and Warrants. The Company filed a registration statement, which became effective on

           May 28, 1997, on shares of Common Stock issuable on conversion of the Notes and on exercise of the Warrants. Net proceeds from the sale of the Notes was approximately $950,000.

        3. On August 25, 1997 the Company completed the private offering and sale for cash at $10.00 per share a total of 350,000 shares of Series A Convertible Preferred Stock, par value $.00001 ("Preferred Stock") to eight institutional and three accredited individual investors ("Preferred Shareholders") for an aggregate of $3,500,000. The securities were sold by the Company without an underwriter. The dollar amount of Preferred Stock, increased by $.60 per share of Preferred Stock per annum and subject to other adjustments, is convertible on one or more occasions into shares of Common Stock at a conversion price which is 85% of the average of the closing bid prices of the Company's Common Stock each day for the five trading days immediately preceding the date of conversion provided that in no event shall such amount to be multiplied by 85% be less than $3.00 per share or greater than $5.75 per share. The shares of Preferred Stock may be called by the Company for conversion if the common stock market price exceeds $14.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to mandatory conversion after one year, subject to certain conditions. Each purchaser was granted a warrant to purchase 500 common shares of the Company at $7.50 per share until August 1, 2000 ("Warrant") for each 1,000 shares of Preferred Stock. The Warrants are exercisable, in the aggregate, into 175,000 shares. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Preferred Stock and Warrants. The Company filed a registration statement, which became effective on September 30, 1997, on shares of Common Stock issuable on conversion of the Preferred Stock and the Warrants. Net proceeds from the sale of the Preferred Stock was approximately $3,321,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities. Although the Company owns several technologies, initial efforts concentrated on developing and producing FM ear radios beginning in September 1993 and the AM ear radios beginning in July 1995.

The Company is focusing its primary efforts on completing development and commercializing its HSS technology and expanding ear radio and related product distribution.

Demand for the Company's ear radio products is subject to significant month to month variability resulting from the limited market penetration achieved to date by the Company. Initial sales have been concentrated with a few customers and there can be no assurance of future orders from these or new customers. The markets for the Company's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources. For fiscal 1998 the Company is also evaluating plans for ear radio and related products and the choices made may impact future results. The Company's current FM radio off-shore production agreement has expired and the Company has not yet determined where, when or if it will produce additional FM radios for sale.

The HSS technology has not been developed to the point of commercialization. There can be no assurance that a commercially viable system can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond the Company's control. The Company has not generated any revenues from the HSS technology to date, and has no agreements or arrangements providing any assurance of revenues in the future. The Company's various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable HSS technology or that if available that it will perform on a cost-effective basis, or that if introduced, it will achieve market acceptance.

The future of the Company is largely dependent upon the success of the HSS technology or the development of new technologies. There can be no assurance the Company can introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. See also "Business Risks."

RESULTS OF OPERATIONS
Net sales for the fiscal year ended September 30, 1997 (fiscal 1997) were $967,408, a 4% increase over sales of $933,643 for the prior fiscal year. Substantially all revenues for both years were from ear radio sales. Commencing in fiscal 1996, the Company encountered foreign-based competition for its FM ear radio which due to the Company's U.S. patent had a greater impact on foreign sales. The Company has taken and expects to continue to take actions to preclude the sale of infringing radios in the U.S. The Company also responded to increased competition by (1) contracting for off-shore assembly to reduce production costs and (2) reducing prices to make the ear radios attractive to large chain retailers. The improved sales results in fiscal 1997 include sales to several large chain retailers, which sales are highly seasonal. The foreign competition dramatically reduced foreign sales in fiscal 1997, which accounted for 27% of sales in fiscal 1996 and only 2% of sales in fiscal 1997.

During fiscal 1996 management changed to off-shore assembly of the FM ear radio, resulting in reduced per unit costs, working capital requirements and increased capacity. However, reliance on off-shore assembly imposes certain risks, including delays, shortages and quality issues. The Company's assembly agreement off-shore has expired and the Company has not elected to renew the agreement. The Company is evaluating its ear radio and related consumer product offerings for fiscal 1998 with the goal of expanding revenues from additional products developed internally (such as HeadGear) and obtaining distribution rights to compatible products. In the meantime the Company is continuing to sell FM ear radios from inventory and believes, should it elect to do so, that it could obtain a domestic or off-shore assembler for the FM ear radio.

The Company was successful in fiscal 1997 in adding new sales representatives and obtaining new ear radio accounts but at reduced unit prices. Although unit ear radio sales increased 19% to 107,000 units, dollar sales increased only 4% due to reduced average unit prices. The Company's sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are affected by a variety of factors including seasonal requirements of customers. The Company's is also exposed due to its reliance on a limited number of customers.

Cost of sales for the year ended September 30, 1997 were $809,437 resulting in a gross margin of $157,971 or 16%. This compares to a gross margin of 15% for the prior year. Fiscal 1997 margins reflect the impact of reduced manufacturing costs for the entire year from off-shore assembly. Gross margin percentage is highly dependent on sales prices, production volumes, costs and manufacturing overhead allocations. Past margins are not necessarily indicative of future margins given the uncertainty and timing of both existing product sales and new product offerings.

Research and development costs for the year ended September 30, 1997 were $566,288 compared to $160,934 for the prior year. The $405,354 increase resulted primarily from an increase in HSS technology development activities and related costs. In the current fiscal year personnel costs increased by approximately $175,000, equipment and component costs by $55,000 and outside design and consulting increased by approximately $167,000 as compared to the prior year.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1998 research and development costs to be at higher levels due to increased staffing and expanded use of outside design and consultants primarily associated with HSS technology development. The Company is seeking additional engineering and support personnel to further expand research and development on HSS and other technologies in future periods.

Selling, general and administrative expenses increased from $555,950 for the year ended September 30, 1996 to $1,616,568 for the year ended September 30, 1997. The $1,060,618 increase included a $273,000 non-employee non-cash compensation expense related to the granting of stock options and warrants during fiscal 1997, a $41,000 increase in commissions primarily associated with large accounts, a $303,000 increase in personnel costs primarily associated with HSS technology marketing, a $93,000 increase in marketing travel and related costs, a $135,000 increase in costs associated with marketing and promoting the HSS technology, a $25,000 increase in office related costs primarily associated with the new lease of larger space and more personnel, and an $140,000 increase in professional and financing fees associated with preparing HSS technology licensing information and new financings. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1998 due to the recent executive additions and expanded HSS technology marketing personnel, travel and related operations and costs.

As a result of the above factors, the Company experienced a loss from operations of $2,024,885 during the year ended September 30, 1997, compared to a loss from operations of $580,395 for the comparable year ended September 30, 1996. The increase in the operating losses resulted primarily from increases in research and development costs and selling, general and administrative costs associated with the HSS technology. The Company expects to incur continued operating losses until it is able to commercialize its HSS or other technologies and produce revenues sufficient to support operating costs. There can be no assurance the Company will be successful in such efforts.

During the year ended September 30, 1996, the Company recognized a gain of $55,019 from the sale of NCI shares. No sales were made in fiscal 1997. During the second fiscal 1997 quarter, the Company incurred $125,200 of non-cash interest expense consisting of $2,500 of value assigned to stock purchase warrants and $122,700 as embedded interest on convertible notes based on the difference between the conversion price and the market price at the issue date. A like amount was recorded as paid in capital. Through September 30, 1997 an additional $18,461 of non-cash interest was paid or payable in common shares related to the convertible notes.

The Company reported a net loss of $2,144,363 for the year ended September 30, 1997, compared to a net loss of $560,448 for the year ended September 30, 1996. The Company has federal net loss carryforwards of approximately $3,600,000 for federal tax purposes expiring through 2012. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized. See Note 6 to the accomanying financial statements.

The net loss available to common stockholders for the fiscal year ended September 30, 1997 was increased in computing loss per share of common stock by an imputed deemed dividend in the amount of $617,646 or $.07 per share. The imputed deemed dividend resulted from a discount provision included in the Series A Convertible Preferred Stock issued in August 1997. This imputed deemed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,572,425 for the fiscal year ended September 30, 1997 and $611,350 for the fiscal year ended September 30, 1996. During fiscal 1997, the net loss of $2,144,363 included non-cash expenses of $723,595 resulting in an adjusted net cash loss of $1,420,768. In addition to this amount of $1,420,768, cash was used in operating activities through an increase in customer accounts receivable of $111,717 and a $227,319 decrease in accounts payable. Operating cash was provided by a $31,630 reduction in prepaid expenses, a $124,116 reduction in inventories and a $31,633 increase in accrued liabilities.

At September 30, 1997 the Company had approximately 115 days sales in accounts receivable as compared to 75 days at September 30, 1996. The unusually high level of receivables at September 30, 1997 was due to sales to Target and CR McMullen on terms demanded by the large retail chains that often require 90-120 day terms on sales. However, receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 1997, the Company used approximately $177,000 for the purchase of laboratory equipment and made a $101,000 investment in patents. The Company estimates a significant level of investments in patents in fiscal 1998 and requirements for additional equipment for developing HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At September 30, 1997, the Company had working capital of $3,719,807 and at September 30, 1996 had working capital of $1,047,787. Included in working capital is the unrealized holding gain in the shares held by the Company in NASDAQ quoted NCI. At September 30, 1997 and 1996, the Company owned 225,300 shares of NCI with a market value of $29,289 and $190,153, respectively. This investment is carried on the balance sheet as a current asset of the Company at market value pursuant to Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company effective September 30, 1994. Although the shares of NCI have experienced significant price and volume variability, these shares have provided a source of liquidity for the Company.

Since the Company's reorganization in January 1992 and through June 30, 1997, the Company has financed its operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of NCI. Included in the exercise of stock options in fiscal 1997 was a net of $153,250 financed by officer loans. These sources plus the recent sale of $3.3 million (net proceeds) of convertible preferred stock provided $4,531,553 of net cash from financing activities during fiscal 1997, significantly improving the Company's financial position.

Other than cash of $3.3 million at September 30, 1997 and the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products and technologies. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. The Company believes it has sufficient financial resources for the next twelve months of operations. However this estimate is subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to the Company's financial statements (see page F-8). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

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

History of Losses; Absence of Profitability; Variability of Results; and Reliance on Customers - The Company has an accumulated deficit of $4,170,300 with net losses of $2,144,363 for fiscal 1997 and $560,448 for fiscal 1996. The Company expects to incur additional operating losses in future quarters until and if it is able to generate operating revenues and margins sufficient to support expenditures. There is no assurance that the Company will be able to achieve or sustain significant periods of profitability in the future. The sales of the Company's products are subject to significant quarterly and seasonal variability. The Company has been and is expected to continue to be reliant on a limited number of customers, the loss of which would have an adverse effect on the Company's financial condition and results of operations.

HSS Technology in Development; No Assurance of Completion; May Be Subject to Additional Delays -The HSS technology is in development and has not been developed to the point of commercialization. There can be no assurance that a commercially viable system can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. The Company has not generated any revenues from the HSS technology to date, and has no agreements or arrangements providing any assurance of revenues in the future. The development of HSS technology has taken longer than anticipated by management and could be subject to additional delays. There can be no assurance of timely completion of commercially viable HSS technology or that if available that it will perform on a cost-effective basis, or that if introduced, that it will achieve market acceptance. The Company's various development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible.

Future Dependent on Market Acceptance of the HSS Technology - The future of the Company is largely dependent upon the success of the HSS technology or the development of new technologies. There can be no assurance the Company can introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations.

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

New Technology Faces Many Barriers and Risks - The introduction of new technology, such as HSS, targeted for wide use often faces barriers to commercialization and many risks that cannot currently be identified. The HSS technology employs ultrasonics. Although ultrasonics are employed in a wide variety of medical and industrial applications, there can be no assurance that the Company will not face barriers to introduction due to the use of ultrasonics. The Company's technology uses relatively small amounts of ultrasonic energy which dissipates rapidly in air. The Company employs frequencies above those that may be harmful to pets but within those used by medical devices directly coupled to the body to image fetuses and the brain. Although the Company believes the frequencies and the amount of energy employed is harmless, and that the emission of such frequencies is not presently subject to government regulation, there can be no assurance that barriers to commercialization will not develop or that the use of such ultrasonics will not be subject to future regulation or interpretation of existing regulation.

Dependence On Third Party Strategic Alliances and Business Relationships - The Company's strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets. The Company believes this strategy will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in establishing and maintaining HSS technology in sound reproduction. Although the Company's strategy is to establish closer relationships with selected companies through specific product collaborations, there can be no assurance that HSS technology can be developed to commercialization for such uses or that the Company can successfully collaborate to develop commercial products to exploit the HSS technology.

The Company's success will depend on its ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. Any future relationships may require the Company to share control over its development, manufacturing and marketing programs or to relinquish rights to certain versions of its technology.

Patents and Proprietary Rights Subject to Uncertainty - The Company possesses two U.S. patents on ear radios which the Company relies on to protect its market position in the U.S. The Company has eleven patents pending on its HSS technology and the Company is considering additional patent applications. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength. There can be no assurance the patents will be issued in all countries where the Company's products can be sold or licensed to provide meaningful protection or any commercial advantage to the Company. Competitors of the Company may also be able to design around the Company's patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against the Company. There is no assurance, however, that the Company's technologies or products do not and will not infringe the patents or proprietary rights of third parties. Problems with patents or other rights could potentially increase the cost of the Company's products, or delay or preclude new product development and commercialization by the Company. If infringement claims against the Company are deemed valid, the Company may seek licenses which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect the Company's future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to the HSS technology could have a materially adverse effect on the Company and its business prospects. There can be no assurance that any application of the Company's technologies will not infringe upon the proprietary rights of others or that licenses required by the Company from others will be available on commercially reasonable terms, if at all.

Ear Radio Assembly Dependent on Subcontractors; Possible Disruptions in Components - With respect to the assembly of the Company's FM ear radio, which accounts for substantially all of the Company's revenues, the Company is dependent on subcontract assemblers. The Company believes that there are a number of electronic product subcontract assembly companies located in North America and overseas that are qualified to produce the Company's ear radio. However, any disruption of supply could cause additional costs and delays and could have a material adverse impact on the Company's results of operations. The assembly of ear radios is dependent upon the availability of electronic components. The Company believes there are secondary suppliers of components and subassemblies such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse impact on the Company's results of operations.

Performance Dependent on Key Personnel; Limited Key Person Life Insurance; Success Dependent on Additional Personnel - The Company's performance is substantially dependent on the performance of its executive officers and key technical employees. Given the Company's early stage of development, the Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled technical personnel. Other than a $2 million policy on Elwood G. Norris, inventor of the Company's technologies, the Company does not maintain any

"key person" life insurance policies. The loss of the services of Mr. Norris could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future success and growth also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

General Conflicts of Interest Due to Part-Time Management and Relationships - As more fully disclosed in "Item 9" below, certain of the Company's officers, including Mr. Norris, the inventor of the Company's technologies, devote only part-time services to the Company and have other employment and business interests to which they devote attention and will continue to do so, resulting in certain conflicts of interest.

No Active Trading Market; Market Volatility - The Company's shares are traded on the OTC Bulletin Board, a screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. The Company's shares, like that of the securities of other small, growth-oriented companies, have experienced in the past and are expected to experience in the future significant price and volume volatility thereby increasing the risk of ownership to investors. Historically, the Company's Common Stock has experienced low trading volume. There can be no assurance that the market price of the Common Stock will remain at its present level, and any future changes in market price cannot be predicted as to timing or extent. Past performance of the Common Stock does not guarantee and should not be construed to imply future performance. Factors such as announcements by the Company or its competitors concerning technological innovations, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may have a significant effect on the market price of the Common Stock. Changes in the market price of the Common Stock may have no connection with the Company's actual financial results.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item begin on page F-1 (immediately following page 27 of this report) with the index to financial statements followed by the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
The present directors, executive officers and significant employees of the Company, their ages, positions held in the Company and duration as director, are as follows:

           NAME              AGE         POSITION AND OFFICES
        Dale Williams        58     Chairman of the Board of Directors,
                                      President and Chief Executive Officer
        Elwood G. Norris     59     Director and Chief Technology Officer
        Richard M. Wagner    52     Director and Secretary
        Joel A. Barker       52     Director
        Cornelius J. Brosnan 50     Director
        Robert Putnam        39     Vice President, Treasurer and Assistant Secretary
        James Croft          44     Vice President Engineering (1)

        (1) A significant employee of the Company.

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

BIOGRAPHICAL INFORMATION

DALE WILLIAMS. Mr. Williams was appointed as Chairman, President and Chief Executive Officer effective September 1, 1997. In May 1997, Mr. Williams was engaged as a strategic planning and business development consultant for the HSS technology. Since March 1995, Mr. Williams, through his wholly-owned Spectrum Technology Inc., has been advising technology companies on business acquisition and market development strategies. From January 1990 to March 1995 he was founder and Chief Executive Officer of Beacon Light Products Inc., a private company manufacturing advanced electronic control products. He has held executive positions with technology companies including Intel, Monolithic Memories Inc. (Advanced Micro Devices) and Rockwell International. Mr. Williams has an B.S. in Electronics Engineering from California State University and an MBA from the University of Southern California.

ELWOOD G. NORRIS. Mr. Norris has been a director of the Company since August 1980. He served as President from August 1980 to February 1994. He currently manages the Company's research and development activities as Chief Technology Officer. He has been a director and Chairman of NCI, a public company engaged in electronic product development, distribution and sales, since 1988. He has served as Chief Technology Officer to NCI since October 1995. From 1988 to October 1995 he served as NCI President and Chief Executive Officer and in January 1997 he was reappointed as Chief Executive Officer. Since August 1989, he has served as director of Patriot Scientific Corporation ("Patriot"), a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He also served as Chairman and Chief Executive Officer of Patriot until June 1994. From June 1995 until June 1996 when he was reappointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot. He is an electronics engineer and an inventor with over 20 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of the Company's ear radio, HyperSonic Sound, EPD technology and other technologies. Mr. Norris devotes only part-time services to the Company, approximating 15-30 hours per week.

RICHARD M. WAGNER has served as a director since 1986 and was appointed Secretary in February 1994. Since 1980 he has been a self-employed real estate broker and agent. In 1986 he founded and has since operated The Mortgage Company and Scripps Escrow Co. which provide full-service real estate services. He received a Masters of Science degree from San Diego State University in 1974.

JOEL A. BARKER. Mr. Barker was elected as a Director in March 1997. Since 1978 Mr. Barker has been President of Infinity Limited, Inc. and he has engaged as a futurist in speaking, consulting, publishing and video production popularizing the concept of paradigm shifts, change and vision. He is the author of the two successful books, Future Edge and Paradigms: The Business of Discovering the Future. He is the author and host of five futurist videos and is a frequent speaker and consultant to major world corporations and government agencies in North America, Europe and Asia. From 1975 to 1978 he was Director of the Futures Studies Department of the Science Museum of Minnesota. Mr. Barker obtained a B.S. in English Education from the University of Minnesota in 1966.

CORNELIUS J. BROSNAN. Mr. Brosnan was appointed as a Director in October 1997. Since June 1997 he has been Vice President of Strategic Planning for Sprint PCS. From May 1995 to June 1997 he was Vice President, Product Planning Center for Samsung North America. From 1992 to May 1995 he held various executive positions at AT&T including serving as General Manager of Cordless Telephones, New Business Development Director for Consumer Products, Engineering Director for Interactive TV Services and the last position as Program Director for Broadband Networks. Mr. Brosnan received a B.A. in Political Science degree from Middlebury College in 1969.

ROBERT PUTNAM. Mr. Putnam served as a director of the Company from 1984 until September 1997. He also served as Secretary/Treasurer until February 1994, then President and CEO through August 1997, and currently serves as Vice President, Treasurer and Assistant Secretary. Since 1988 he has served as Secretary of NCI and from 1995 as a Director of NCI. Since 1989 he has also served as Secretary/Treasurer and Director of Patriot. He received a B.A. degree in Mass Communication/Advertising from Brigham Young University in 1983. Mr. Putnam devotes approximately 20-25 hours per week to the Company.

JAMES CROFT. Mr. Croft joined the Company in October 1997 as Vice President of Engineering for HSS technology. From October 1992 to October 1997 he was an executive with Carver Corp., a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corp. in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992, Mr. Croft was employed by Dahlquist, Inc., a loudspeaker manufacturer, the latest position being its Vice President of Research and Development.

Mr. Croft is a Vice President of Definitive Audio, Inc., a Seattle audio specialty retailer which he co-founded in 1975 and managed until 1985.

CONFLICTS OF INTEREST
Certain conflicts of interest now exist and will continue to exist between the Company and certain of its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

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

Mr. Norris and Mr. Putnam are officers and directors of multiple public companies as outlined above and Mr. Putnam is subordinate to Mr. Norris in these relationships. The Company has not provided a method of resolving any potential conflicts arising from these relationships and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, their is no assurance that Mr. Norris or Mr. Putnam would be excluded from liability or indemnified if they breached their loyalty to the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1997, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of the two individuals who acted as the Company's chief executive officer (each a "Named Executive Officer") for the fiscal year ended September 30, 1997. Compensation for the other four most highly compensated executive officers of the Company is not required nor presented as no such other executive officer's salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1997.

                                     SUMMARY COMPENSATION TABLE

                                               Annual Compensation            Long-Term Compensation
                                        ------------------------------------  -----------------------
      Name and                  Fiscal                         Other Annual   Securities Underlying
Principal Position               Year   Salary($)   Bonus($)  Compensation($)       Options(#)
------------------              ------  ---------  ---------  --------------  ---------------------
Dale Williams, Chairman,         1997   $13,846    $43,750(3)   $55,600(4)          862,000(6)
  President and CEO (1)
Robert Putnam, Vice President    1997   $77,192       -         $ 8,522(5)              -
  Treasurer and
  Asst. Secretary (2)            1996   $73,109       -              -              200,000
                                 1995   $45,462       -              -                  -

        (1) Appointed Chairman, President and CEO on September 1, 1997. Served as a consultant from June 1997 through August 1997.
        (2) Service as President and CEO until September 1, 1997.
        (3) Represents consulting bonus paid by the issuance of 7,500 shares of Common Stock.
        (4) Represents consulting fees paid from June 1997 through August 1997.
        (5) Represents automobile lease paid by the Company.
        (6) Options on a total of 612,000 common shares subject to vesting.

Except for stock options, discussed below, no named person received any form of non-cash compensation from the Company in the fiscal year ended September 30, 1997, 1996 nor 1995 or currently receives any such compensation.

OPTION GRANTS
Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.

             OPTION GRANTS FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                            Percent of Total
                         Number of           Options Granted           Exercise    Expiration
        Name          Options Granted   to Employees in Fiscal Year      Price         Date
        ----          ---------------   ---------------------------    --------    ----------
        Dale Williams     862,000(1)              82%                   $5.81      8/31/2002

        (1) Options on a total of 250,000 common shares were vested and exercisable at issuance, the balance vesting monthly over 36 months at the rate of 17,000 shares per month, subject to partial acceleration for certain events including a major license agreement.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES
The following table provides information on unexercised options at September 30, 1997:

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                         Number of Unexercised       Value of Unexercised
                                                            Options Held At         In-The-Money Options At
                        Shares Acquired     Value          September 30, 1997        September 30, 1997(1)
        Name            on Exercise(#)   Realized($)   Exercisable   Unexercisable Exercisable Unexercisable
        ----            ---------------  -----------   -----------   ------------- ----------- -------------
        Dale Williams          -              -          250,000        612,000          -           -
        Robert Putnam       150,000 (2)   $676,875       200,000           -         $988,000        -

        (1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $5.44 per share.

        (2) In connection with the exercise of these options, the Company made an interest bearing demand loan of $82,500 to Mr. Putnam. Mr. Putnam exercised the option by cash payment to the Company of $82,500.

The Company does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 1997, the Company did not adjust or amend the exercise price of stock options awarded to the Named Officers and the Company has no defined benefit or actuarial plans covering any person.

COMPENSATION OF DIRECTORS
No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors. It is anticipated that during the next twelve months that the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock options.

EMPLOYMENT CONTRACTS
Mr. Putnam had no employment contract while he was President and CEO of the Company. Effective September 1, 1997 the Company entered into three year employment contract with Mr. Williams, Chairman, President and CEO. The agreement provides for a base salary of $20,000 per month, subject to future reviews. The agreement provides for a minimum performance bonus of 50% of base compensation in the first year, payable early if a significant license agreement is attained. Future bonuses are at the discretion of the Board of Directors. The Company may terminate the employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to twelve months of the then monthly base salary and any bonus on an as if perfected basis payable in one lump sum. Likewise upon a change in control, as defined in the agreement, Mr. Williams may elect to terminate employment and obtain a payment equal to the remaining months of the agreement multiplied by the base salary and any bonus on an as if perfected basis payable in one lump sum. Mr. Williams has agreed not to disclose trade secrets during employment and for three years thereafter and has agreed to assign inventions to the Company (as defined) during employment to the Company. In connection with the employment agreement, the Company granted Mr. Williams options to purchase up to 862,000 common shares at $5.81 per share, with 250,000 shares vesting on the date of the grant and the balance over three years with certain amounts subject to acceleration for certain events.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of November 20, 1997, the stock ownership of each Named Executive Officer (see Item 10) and directors of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as otherwise noted.


                   Name and Address                 Amount & Nature
                    of Beneficial                   of Beneficial
Title of Class         Owner                           Ownership        Percent of Class
--------------     ----------------                 ---------------     ----------------
Common Stock       Elwood G. Norris                  3,224,438(1)              30.9%
par value          13114 Evening Creek Drive South
$.00001            San Diego, California 92128

SAME               Dale Williams                       325,500(2)               3.1%
                   13114 Evening Creek Drive South
                   San Diego, California 92128

SAME               Joel A. Barker                       19,000(3)                * %
                   13114 Evening Creek Drive South
                   San Diego, California 92128

SAME               Cornelius J. Brosnan                   -0-                    * %
                   13114 Evening Creek Drive South
                   San Diego, California 92128

SAME               Richard M. Wagner                    44,600                   * %
                   13114 Evening Creek Drive South
                   San Diego, California 92128

SAME               Robert Putnam                       620,000(4)               6.0%
                   13114 Evening Creek Drive South
                   San Diego, California 92128

ALL DIRECTORS & EXECUTIVE OFFICERS                   4,233,538(5)              38.6%
AS A GROUP (6 PERSONS)

        *   Less than 1%.
        (1) Includes 280,000 Common Shares issuable upon the exercise of outstanding stock options and 100,000 Common Shares issuable upon the exercise of outstanding stock purchase warrants within 60 days of November 20, 1997.
        (2) Includes 318,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of November 20, 1997.
        (3) Includes 10,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of November 20, 1997.
        (4) Includes 200,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of November 20, 1997.
        (5) Includes 808,000 Common Shares issuable upon the exercise of outstanding stock options and 100,000 Common Shares issuable upon the exercise of outstanding stock purchase warrants within 60 days of November 20, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is obligated to pay to Elwood G. Norris, a director, a 1% royalty on all sales of radio equipment based on the gross amount received by the Company less returns and allowances pursuant to a September 3, 1985 royalty agreement. Pursuant to an Addendum Agreement dated December 2, 1996, the Company is also obligated to pay Mr. Norris a 2% royalty on gross revenues received by the Company from the GPS and HSS technologies.

Elwood Norris, a director of the Company, is also Chairman, CEO and Chief Technology Officer of NCI. He is the beneficial owner of 709,838 shares of NCI (representing approximately 1% of its issued and outstanding shares at October 31, 1997) and Robert Putnam (the Vice President, Treasurer and Asst. Secretary of the Company) is Secretary of NCI and the beneficial owner of 40,000 shares of NCI (representing less than 1% of its issued and outstanding shares).

Pursuant to an agreement dated March 23, 1988 between the Company and NCI, the Company sold NCI all of the issued and outstanding shares in its wholly-owned subsidiary Norcom Communications Corporation (now JABRA) in consideration of the Company's receipt of 700,000 common shares of NCI, subject to escrow and earn-out provisions which were subsequently fulfilled. At the time of the sale of JABRA to NCI, JABRA had a book value of $400. The Company still owns 225,300 of these common shares of NCI as of the date of this annual report.

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

The Company and Mr. Norris are each entitled to 1% royalties on certain gross invoice amounts received by JABRA on devices using the EarPHONE technology. The Company received its royalty right under agreements dated January 25, 1988 and March 22, 1988 by which the Company transferred all right, title and interest in and to the EarPHONE to JABRA. By letter agreement dated January 14, 1993 it was clarified that the Company's 1% royalty would be due only on gross sales of JABRA products incorporating a wireless receiver sold until the expiration of the last patent relating to the EarPHONE technology. JABRA has not introduced a wireless product and therefore there can be no assurance of future royalties. On October 31, 1997, the Company agreed to sell and cancel its 1% royalty interest to JABRA for $15,000, subject to receipt of funds by November 15, 1997.

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

During the fiscal year ended September 30, 1997, the Company paid $15,000 to NCI for rent of its operating facility The Company also paid NCI for contract manufacturing services on ear radio production totaling $48,000 during fiscal 1997. The Company believes these services were performed on terms comparable to those from independent parties.

On July 11, 1997, the Company entered into a three year lease. To meet the credit requirements of the landlord, both the Company and NCI entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. The Company is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000. Accordingly the Company could become obligated for the entire lease should NCI default on its share of payments thereon.

In January 1997 the Company made unsecured cash demand loans with interest at 7% per annum to two officers aggregating $173,250 (Mr. Putnam as to $82,500 and Mr. Norris as to $90,750). The proceeds of the loans were used by the officers to exercise Company stock options. Each officer made a $10,000 principal payment plus interest during the year. Although the notes are payable on demand, the Board of Directors has advised the officers that they shall have until September 30, 1998 to repay the notes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following is a list and index of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit (of the number indicated) previously filed by the Company as indicated.

                                  EXHIBIT INDEX

2. PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
     2.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and Norris Communications Corp., dated for reference March 23, 1988 filed as Exhibit 8.1 to the Company's Form 10-SB effective August 1, 1994

   2.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and Norris Communications Corp., dated for reference March 23, 1988 filed as Exhibit 8.1.1 to the Company's Form 10-SB effective August 1, 1994

     2.2  Articles and Certificate of Merger of American Technology Corporation
          (Utah) into American Technology Corporation (Delaware) dated June 19, 1992 filed as Exhibit 8.2 to the Company's Form 10-SB effective August 1, 1994

   2.2.1 Agreement and Plan of Merger of American Technology Corporation (Utah) and American Technology Corporation (Delaware) dated June 19, 1992 filed as Exhibit 8.2.1 to the Company's Form 10-SB effective August 1, 1994

3. ARTICLES AND BYLAWS
     3.1 Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992, filed as Exhibit 2.1 to the Company's Form 10-SB effective August 1, 1994

    3.1.1 Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 to the Company's Form 10- QSB for March 31, 1997

    3.1.2 Certificate of Designations of Series A Convertible Preferred Stock filed with Delaware on August 15, 1997. Filed as Exhibit 3.1.2 to the Company's Form 8-K dated August 29, 1997.

    3.1.3 Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 to the Company's Form 8-K dated August 29, 1997.

     3.2 Bylaws of American Technology Corporation (Delaware) filed as Exhibit 23 to the Company's Form 10-SB effective August 1, 1994

4. INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS
     4.1 Form of Stock Purchase Warrant dated February 29, 1996, exercisable to purchase 250,000 common shares at $0.50 per share until February 23, 1999, granted to investors filed as Exhibit 4.1 to the Company's Form 8-K dated March 12, 1996

     4.2 Form of 8% Convertible Subordinated Promissory Note due May 31, 1999 aggregating $220,000 granted to investors filed as Exhibit 4.2 to the Company's Form 8-K dated June 12, 1996

     4.3 Form of Stock Purchase Warrant dated as of May 31, 1996, exercisable to purchase 220,000 common shares at $1.00 per share until May 31, 1998, granted to investors filed as Exhibit 4.3 to the Company's Form 8-K dated June 12, 1996

     4.4 8% Convertible Subordinated Promissory Note due May 31, 1999 payable to Elwood G. Norris for $100,000 filed as Exhibit 4.4 to the Company's Form 8-K dated June 12, 1996

     4.5 Stock Purchase Warrant exercisable to purchase 100,000 common shares at $1.00 per share until May 31, 1998 granted to Elwood G. Norris filed as Exhibit 4.5 to the Company's Form 8-K dated June 12, 1996

     4.6 Form of 6% Convertible Subordinated Promissory Note due July 31, 1998 aggregating $700,000 granted to six investors filed as Exhibit 4.6 to Form 8-K dated August 19, 1996

     4.7 Form of 6% Convertible Subordinated Promissory Note due March 1, 1999 aggregating $1,000,000 granted to sixteen investors filed as Exhibit
          4.7 to the Company's Form 8-K dated April 1, 1997

     4.8 Form of Stock Purchase Warrant exercisable at $5.00 per share until March 1, 2000 granted to sixteen investors for an aggregate of 50,000 common shares filed as Exhibit 4.8 to the Company's Form 8-K dated April 1, 1997

     4.9 Stock Purchase Warrant issued to Renwick Corporate Finance, Inc. dated as of February 5, 1997 exercisable to purchase 90,000 common shares at $5.00 per share until February 5, 2000 filed as Exhibit 4.9 to the Company's Form 10-QSB for March 31, 1997

     4.10 Form of Stock Purchase Warrant exercisable at $7.50 per share until August 1,2000 granted to eleven investors for an aggregate of 175,000 common shares and filed as Exhibit 4.10 to the Company's Form 8-K dated August 29, 1997

     4.11 Form of Registration Rights Agreement dated as of August 12, 1997 by and between the Company and Eleven Purchasers of Series A Convertible Preferred Stock filed as Exhibit 4.11 to the Company's Form S-3 dated May 20, 1997

     4.12 Reference is made to Exhibits 3.1 through 3.2.

10. MATERIAL CONTRACTS

     10.1 Technology Transfer Agreement among the Company, Norris Communications Corp., Elwood G. Norris and Norcom Electronics Corporation dated January 25, 1988 filed as Exhibit 6.1 to the Company's Form 10-SB effective August 1, 1994

   10.1.1 Assignment Agreement among the Company, Norcom Electronics Corporation, Norcom Communications Corporation and Elwood G. Norris dated March 22, 1988 filed as Exhibit 6.1.1 to the Company's Form 10-SB effective August 1, 1994

     10.2 Royalty Agreement between the Company and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 to the Company's Form 10-SB effective August 1, 1994

     10.3 Assignment of Technology Agreement between the Company and Elwood G. Norris dated March 2, 1992 filed as Exhibit 6.3 to the Company's Form 10-SB effective August 1, 1994

   10.3.1 Addendum Agreement to Assignment of Technology Agreement between the Company and Elwood G. Norris dated December 2, 1996

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

    10.10 Manufacturing Contract between the Company and Zhuhai Huasheng Enterprise Group Co., Ltd. dated July 20, 1995 filed as Exhibit 10.10 to the Company's Form 10-KSB for September 30, 1995

    10.11 Demand Promissory Note for $82,500 due from Robert Putnam dated January 17, 1997 filed as Exhibit 10.11 to the Company's Form 10-QSB for March 31, 1997

    10.12 Demand Promissory Note for $90,750 due from Elwood G. Norris dated January 21, 1997 filed as Exhibit 10.12 to the Company's Form 10-QSB for March 31, 1997

    10.13 Sublease Agreement between Global Associates, Ltd. and Norris Communications, Inc. and the Company dated July 11, 1997 filed as
          Exhibit 10.13 to the Company's Form 10-QSB for June 30, 1997

    10.14 1997 Employee Stock Compensation Plan of the Company dated March 10, 1997 filed as Exhibit 10.11 to the Company's Form S-8 dated March 24, 1997

   *10.15 Employment Agreement dated as of September 1, 1997 between the Company and Dale Williams

 *10.15.1 Stock Option Agreement dated September 1, 1997 between the Company and
          Dale Williams

   *10.16 Employment Agreement dated as of September 1, 1997 between the Company and Elwood G. Norris

   *10.17 Employment Agreement dated as of September 1, 1997 between the
          Company and Robert Putnam

23. CONSENTS OF EXPERTS AND COUNSEL
    *23.1 Consent of BDO Seidman, LLP

27.  FINANCIAL DATA SCHEDULE
    *27.1 Financial Data Schedule
----------
(b) Reports on Form 8-K -The Company filed one report on Form 8-K (amended by a Form 8-K/A) during the last fiscal quarter of the year ended September 30, 1997. The report dated August 29, 1997 reported an Item 5 event related to the placement of $3,500,000 of Convertible Preferred Stock. This filing was amended by a Form 8-K/A dated September 18, 1997.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   INDEX TO FINANCIAL STATEMENTS










          Report of Independent Certified Public Accountants                F-2

          Balance Sheet as of September 30, 1997                            F-3

          Statements of Operations for the Years Ended
              September 30, 1997 and 1996                                   F-4

          Statements of Stockholders' Equity for the
              Years Ended September 30, 1997 and 1996                       F-5

          Statements of Cash Flows for the Years Ended
              September 30, 1997 and 1996                                   F-6

          Summary of Accounting Policies                              F-7 - F-9

          Notes to Financial Statements                             F-10 - F-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheet of American Technology Corporation as of September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




                                                   /s/ BDO SEIDMAN, LLP
                                                   BDO Seidman, LLP


Denver, Colorado
November 5, 1997

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                                   BALANCE SHEET


September 30,                                                                            1997
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                             $ 3,338,458
  Investment securities available for sale (Note 1)                                     29,289
  Trade accounts receivable (Note 8), less allowance
   of $7,800 for doubtful accounts                                                     307,174
  Inventories (Note 2)                                                                 189,815
  Prepaid expenses and other                                                            27,376
----------------------------------------------------------------------------------------------
Total current assets                                                                 3,892,112

EQUIPMENT, NET (Note 3)                                                                196,422

OTHER ASSETS:
  Patents                                                                              137,440
  Other                                                                                 25,904
----------------------------------------------------------------------------------------------
Total other assets                                                                     163,344
----------------------------------------------------------------------------------------------
                                                                                   $ 4,251,878
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable (Note 4)                                                        $   120,869
  Accrued liabilities                                                                   51,436
----------------------------------------------------------------------------------------------
Total current liabilities                                                              172,305

LONG-TERM LIABILITIES
  6% Convertible notes and accrued interest (Note 5)                                   386,651
----------------------------------------------------------------------------------------------
Total liabilities                                                                      558,956

COMMITMENTS AND CONTINGENCY (Notes 4 and 9)

STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, $.00001 par value, authorized
   5,000,000 shares:
     Series A Convertible preferred stock, 350,000 shares designated, issued and
      outstanding (liquidation preference of $10 per share)                          3,321,153
  Common stock, $.00001 par value; 20,000,000 shares
   authorized: issued and outstanding, 9,758,779                                            98
  Additional paid-in capital                                                         4,666,035
  Notes receivable (Note 4)                                                           (153,150)
  Accumulated deficit                                                               (4,170,300)
  Net unrealized gain on securities available for sale                                  29,086
----------------------------------------------------------------------------------------------
Total stockholders' equity                                                           3,692,922
----------------------------------------------------------------------------------------------
                                                                                   $ 4,251,878
==============================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                        STATEMENTS OF OPERATIONS


Years Ended September 30,                                 1997          1996
--------------------------------------------------------------------------------
NET SALES (Note 8)                                    $   967,408    $   933,643

Cost of goods sold (Note 4)                               809,437        797,154
--------------------------------------------------------------------------------

Gross profit                                              157,971        136,489
--------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                   1,616,568        555,950
  Research and development                                566,288        160,934
--------------------------------------------------------------------------------

Total operating expenses                                2,182,856        716,884
--------------------------------------------------------------------------------

Loss from operations                                   (2,024,885)      (580,395)

OTHER INCOME (EXPENSE):
  Gain on sale of investment securities (Note 1)               --         55,019
  Interest expense                                       (146,331)       (42,046)
  Other                                                    26,853          6,974
--------------------------------------------------------------------------------

Total other income (expense)                             (119,478)        19,947
--------------------------------------------------------------------------------

NET LOSS                                              $(2,144,363)   $  (560,448)
================================================================================
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 11)   $(2,762,009)   $  (560,448)
================================================================================
NET LOSS PER SHARE OF COMMON STOCK                    $      (.30)   $      (.08)
================================================================================

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                             9,268,128      7,464,588
================================================================================


          See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                              STATEMENTS OF STOCKHOLDERS' EQUITY




Years Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------------------------------------------
                                                        Common Stock          Series A Convertible
                                                              Additional         Preferred Stock
                                                               Paid-in                                    Notes
                                            Shares   Amount    Capital         Shares       Amount      Receivable
--------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1995                  7,291,228  $   73  $ 1,567,805            --           --           --
  Issuances of common stock:
   Private placement at $.50
    per unit, consisting of
    one share and one warrant
    (Note 7)                                250,000       2      124,998            --           --           --
   Upon exercise of stock
    options                                 171,667       2       87,082            --           --           --
   Upon conversion of 8%
    convertible notes at
    $1.00 per share                         320,000       3      319,997            --           --           --
   Upon conversion of 6%
    convertible notes at
    $2.00 per share                         350,000       4      699,996            --           --           --
   Upon exercise of warrants
    at $1.00 per share                      220,000       2      219,998            --           --           --
   For interest on convertible notes          8,864      --       11,797            --           --           --
  Value assigned to private placement
   warrants                                      --      --       12,500            --           --           --
  Value assigned to warrants granted
   with 8% convertible notes                     --      --       19,200            --           --           --
  Net loss for the year                          --      --           --            --           --           --
  Net unrealized loss on securities
   available for sale                            --      --           --            --           --           --
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996               8,611,759      86    3,063,373            --           --           --
  Issuances of common stock:
   Upon exercise of stock options
    (Note 4)                                592,500       6      343,644            --           --     (173,150)
   For compensation and services             40,327       1      201,413            --           --           --
   Upon conversion of 6% convertible
     notes at $3.50 per share (Note 5)      178,571       2      624,998            --           --           --
   For accrued interest on 6%
    convertible notes (Note 5)                2,659      --        9,310            --           --           --
   Cash-less exercise of options            292,963       3           (3)           --           --           --
   Upon exercise of warrants at
    $0.50 per share (Note 7)                 40,000      --       20,000            --           --           --
  Value assigned to 50,000 warrants
   granted with 6% convertible notes
   (Note 5)                                      --      --        2,500            --           --           --
  Value assigned to 90,000 warrants
   granted as consulting services
   (Note 7)                                      --      --       33,300            --           --           --
  Value assigned to 97,500 options
   granted for services                          --      --      244,800            --           --           --
  Non-cash interest on convertible
   notes (Note 7)                                --      --      122,700            --           --           --
  Issuance of preferred stock, net of
   offering costs (Note 7)                                                     350,000    3,321,153           --
  Payment on notes receivable (Note 4)           --      --           --            --           --       20,000
  Net loss for the year                          --      --           --            --           --           --
  Net unrealized loss on securities
   available for sale                            --      --           --            --           --           --
--------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997               9,758,779  $   98  $ 4,666,035       350,000  $ 3,321,153  $  (153,150)
====================================================================================================================

---------------------------------------------------------------------------------
                                                     Net Unrealized
                                                       Gain on
                                                      Securities        Total
                                        Accumulated    Available     Stockholders'
                                          Deficit      For Sale         Equity
---------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1995                $(1,465,489)  $   481,016   $   583,405
  Issuances of common stock:
   Private placement at $.50
    per unit, consisting of
    one share and one warrant
    (Note 7)                                     --            --       125,000
   Upon exercise of stock
    options                                      --            --        87,084
   Upon conversion of 8%
    convertible notes at
    $1.00 per share                              --            --       320,000
   Upon conversion of 6%
    convertible notes at
    $2.00 per share                              --            --       700,000
   Upon exercise of warrants
    at $1.00 per share                           --            --       220,000
   For interest on convertible notes             --            --        11,797
  Value assigned to private placement
   warrants                                      --            --        12,500
  Value assigned to warrants granted
   with 8% convertible notes                     --            --        19,200
  Net loss for the year                    (560,448)           --      (560,448)
  Net unrealized loss on securities
   available for sale                            --      (291,066)     (291,066)
---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996              (2,025,937)      189,950     1,227,472
  Issuances of common stock:
   Upon exercise of stock options
    (Note 4)                                     --            --       170,500
   For compensation and services                 --            --       201,414
   Upon conversion of 6% convertible
     notes at $3.50 per share (Note 5)           --            --       625,000
   For accrued interest on 6%
    convertible notes (Note 5)                   --            --         9,310
   Cash-less exercise of options                 --            --            --
   Upon exercise of warrants at
    $0.50 per share (Note 7)                     --            --        20,000
  Value assigned to 50,000 warrants
   granted with 6% convertible notes
   (Note 5)                                      --            --         2,500
  Value assigned to 90,000 warrants
   granted as consulting services
   (Note 7)                                      --            --        33,300
  Value assigned to 97,500 options
   granted for services                          --            --       244,800
  Non-cash interest on convertible
   notes (Note 7)                                --            --       122,700
  Issuance of preferred stock, net of
   offering costs (Note 7)                       --           --      3,321,153
  Payment on notes receivable (Note 4)           --            --        20,000
  Net loss for the year                  (2,144,363)           --    (2,144,363)
  Net unrealized loss on securities
   available for sale                            --      (160,864)     (160,864)
---------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997             $(4,170,300)  $    29,086   $ 3,692,922
=================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                        STATEMENTS OF CASH FLOWS

Years Ended September 30,                                          1997           1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                     $(2,144,363)   $  (560,448)
  Adjustments to reconcile net
   loss to cash used in operating activities:
      Gain on sale of investment securities                             --        (55,019)
      Gain on sale of equipment                                         --         (5,323)
      Depreciation and amortization                                 97,920         74,493
      Common stock issued for interest                               9,310         11,797
      Common stock issued for services                             201,414             --
      Warrants granted for services                                 33,300             --
      Warrants granted with convertible notes                        2,500         19,200
      Options granted for services                                 244,800             --
      Non-cash interest expense on convertible notes               134,351             --
   Changes in operating assets and liabilities:
      Prepaid expenses and other                                    31,630        (49,544)
      Trade accounts receivable                                   (111,717)       (82,165)
      Inventories                                                  124,116        (28,555)
      Accounts payable                                            (227,319)        78,466
      Accrued liabilities                                           31,633        (14,252)
------------------------------------------------------------------------------------------

Net cash used in operating activities                           (1,572,425)      (611,350)
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of equipment                                           (176,766)       (42,715)
  Proceeds from sale of equipment                                       --          6,198
  Patent costs paid                                               (101,235)       (36,205)
------------------------------------------------------------------------------------------

Net cash used in investing activities                             (278,001)       (72,722)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

  Proceeds from issuance of preferred stock, net                 3,321,153             --
  Proceeds from exercise of common stock warrants                   20,000        220,000
  Proceeds from exercise of stock options                          343,650         87,084
  Proceeds loaned on notes receivable - officers for
    option exercise                                               (173,250)            --
  Principal payments received on notes receivable - officers        20,000             --
  Proceeds from issuance of convertible notes                    1,000,000        920,000
  Payment on line of credit                                             --        (25,000)
  Principal payment on note payable stockholder                         --        (44,584)
  Proceeds from issuance of common stock                                --        125,000
------------------------------------------------------------------------------------------

Net cash provided by financing activities                        4,531,553      1,282,500
------------------------------------------------------------------------------------------

Increase in cash                                                 2,681,127        598,428

CASH, BEGINNING OF YEAR                                            657,331         58,903
------------------------------------------------------------------------------------------

CASH, END OF YEAR                                              $ 3,338,458    $   657,331
==========================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                  SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION            American Technology Corporation (the "Company"), a
AND                     Delaware corporation, is engaged in the development,
BUSINESS                manufacture and marketing of consumer electronic
                        products and acoustic technologies.

USE OF                  The preparation of financial statements in conformity
ESTIMATES               with generally accepted accounting principles requires
                        management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS   The Company's financial instruments that are exposed to
AND CONCENTRATIONS OF   concentrations of credit risk consist primarily of cash
CREDIT RISK             and trade  accounts receivable.

                        The Company's cash is placed in quality money market accounts with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                        Concentrations of credit risk with respect to the trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

                        The carrying amounts of financial instruments including cash, trade accounts receivable, notes receivable-officers, accounts payable and accrued liabilities approximated fair market value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount of the Company's convertible notes and their fair market value is not considered significant.

INVESTMENT              Investment securities classified as available for sale
SECURITIES              are those securities that the Company does not have the
                        positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

INVENTORIES             Inventories are valued at the lower of cost or market.
                        Cost is determined using the first-in, first-out (FIFO) method.

EQUIPMENT AND           Equipment is stated at cost. Depreciation is computed
DEPRECIATION            over the estimated useful lives of three years using the
                        straight line method.

PATENTS Patents are carried at cost and, when granted, will be amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

REVENUE                 Sales are recorded in the periods that products are
RECOGNITION             shipped.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                  SUMMARY OF ACCOUNTING POLICIES

RESEARCH AND            Research and development costs are expensed as incurred.
DEVELOPMENT COSTS

INCOME TAXES            The Company accounts for income taxes under
                        Statement of Financial Accounting Standards ("SFAS") No.
                        109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS                Net loss per common share is based on the weighted
PER SHARE               average number of shares outstanding during each period
                        presented. Options and warrants to purchase stock and debt convertible into common shares are included as common stock equivalents, when dilutive.

                        Net loss available to common stockholders was reduced in computing net loss per share by an imputed deemed dividend from a discount provision included in the Series A Preferred Stock (see Note 7). The deemed dividend is amortized to the earliest period at which the preferred stock became convertible. Since the Series A Stock was convertible at issuance, the entire imputed conversion discount of $617,646 is recognized as a deemed dividend for the fiscal year ended September 30, 1997. This imputed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend. Loss per share available to common stockholders is calculated as follows:

                                                                 1997              1996
                                                                 ----              ----
                        Net loss                               $(2,144,363)     $  (560,448)

                        Series A preferred stock dividends
                          based on imputed discount at
                          issuance                                (617,646)              --
                                                               -----------      -----------
                        Net loss available to common
                          stockholders                         $(2,762,009)     $  (560,448)
                                                               ===========      ===========
                        Net loss per share of common
                          stock                                $      (.30)     $      (.08)
                                                               ===========      ===========
                        Average weighted number of
                          common shares outstanding              9,268,128        7,464,588
                                                               ===========      ===========


STOCK OPTIONS           The Company applies APB Opinion 25, "Accounting for
                        Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB
                        Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                        SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

STATEMENTS OF           For purposes of the statement of cash flows, the Company
CASH FLOWS              considers all highly liquid investments purchased with
                        an original maturity of three months or less to be cash equivalents.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                  SUMMARY OF ACCOUNTING POLICIES

RECENT ACCOUNTING       The Financial Accounting Standards Board has issued
PRONOUNCEMENTS          Statement of Financial Accounting Standards ("SFAS") No.
                        128, "Earnings Per Share" and Statement of Financial
                        Accounting Standards No. 129 "Disclosures of Information
                        About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings
                        Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

                        The Financial Accounting Standards Board has also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                        SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

1.   INVESTMENT         The Company's investment in securities consists of
     SECURITIES         225,300 shares of Norris Communications Inc. common
                        stock, an affiliated corporation. At September 30, 1997 the Company's market value of available for sale securities consisted of:

                                                        Gross        Estimated
                                                      Unrealized        Fair
                                              Cost      Gains           Value
                                             ------   ----------     ---------
                        Common Stock         $  203   $   29,086     $  29,289

                        The Company realized gains of $55,019 on the sale of investment securities for the year ended September 30, 1996.

2. INVENTORIES          At September 30, 1997 inventories consisted of the
                        following:


                        Finished goods                     $  9,912
                        Work-in-process                     125,980
                        Raw materials                        53,923
                                                           --------
                                                           $189,815
                                                           ========

3. EQUIPMENT            Equipment consisted of the following at September 30,
                        1997:

                        Machinery and equipment            $367,460
                        Office furniture and equipment       63,837
                        Leasehold improvements               29,838
                                                           --------
                                                            461,135

                        Less accumulated depreciation       264,713
                                                           --------
                        Net equipment                      $196,422
                                                           ========

                        Depreciation expense was approximately $74,000 and $52,000 for the years ended September 30, 1997 and 1996.

4. RELATED PARTY        Facility Lease
   TRANSACTIONS         Through July 1997, the Company's research, assembly and
                        shipping and office facilities were subleased under a $2,000 monthly sub-lease agreement with an affiliated corporation Norris Communications, Inc. ("NCI"). On July
                        11, 1997, the Company entered into a three year lease.
                        To meet the credit requirements of the landlord, both the Company and NCI entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. The Company is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000.
                        Accordingly the Company could become obligated for the entire lease should NCI default on its share of payments thereon.

                        Total rent expense under operating lease agreements was approximately $32,000 and $39,000 for the years ended September 30, 1997 and 1996.

                        Outside Manufacturing Services
                        NCI has provided certain outside manufacturing services to the Company. For the years ended September 30, 1997 and 1996 total services provided amounted to approximately $48,000 and $49,000. At September 30, 1997 approximately $1,600 is due to NCI for such services and is included in accounts payable in the accompanying balance sheet.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

                        Royalties

                        In connection with a 1992 agreement to purchase technology, the Company is required to pay a stockholder/director of the Company a 1% royalty on all net sales of radio equipment (as defined). For the years ended September 30, 1997 and 1996, total royalties paid by the Company on radio sales were approximately $7,900 and $9,000.

                        The Company is also obligated to pay the stockholder/director royalties of 2% on gross revenues of the Company's sound reproduction and global positioning satellite technologies. As of September 30, 1997 no amounts have been paid nor are due under this agreement.

                        Notes Receivable-Officers
                        In January 1997 the Company made unsecured cash demand loans to two officers aggregating $173,250 in connection with the exercise of stock options. Notes receivable-officers, represents the balance of principal and accrued interest at 7% per annum on these demand notes. Each officer made a $10,000 principal plus interest payment during the year. Such notes are presented as a reduction from stockholders' equity in the accompanying financial statements.

5. CONVERTIBLE NOTES    During fiscal 1997, the Company raised $1,000,000
                        through the issuance of 6% convertible subordinated promissory notes (the "Convertible Notes"). The
                        Convertible Notes are unsecured and are due on March 1, 1999. Interest on the Convertible Notes is payable in cash upon maturity or in common stock upon conversion.
                        Principal and interest due under the Convertible Notes may be converted, at the option of the holder, into shares of the Company's common stock at a price which is the lower of (i) $3.50 per share or (ii) 85% of the ten day average closing bid price prior to conversion but not less than $2.50 per share or (iii) for conversions on or after March 1, 1998, the average closing bid price for the prior thirty days but in no event less than $1.00 per share. The Convertible Notes may be called by the Company for conversion if the market price exceeds
                        $9.00 per share for ten days and other conditions have been met. As the market price of the Company's common stock exceeded the conversion price of the Convertible
                        Notes at the date of issuance, the Company recognized embedded interest expense of $122,700 upon issuance of the Convertible Notes.

                        The Convertible Notes were issued with detachable warrants which grant the holders the right to acquire up to 50,000 shares of the Company's common stock at a per share price of $5.00. The warrants expire on March 1, 2000. The warrants were determined to have a value of $2,500, which amount was recorded as additional paid-in capital.

                        During 1997, holders of $625,000 of the Convertible Notes converted their notes, and accrued interest thereon, into 181,230 shares of the Company's common stock. At September 30, 1997, the remaining $375,000 of Convertible Notes, and accrued interest thereon of $11,651 would have been convertible into approximately 110,500 shares of the Company's common stock.

                        Subsequent to September 30, 1997, an additional $25,872 of Convertible Notes, and accrued interest thereon, was converted into 7,392 shares of common stock reducing the principal amount to $350,000.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES         Income taxes consisted of the following:

                         Year Ended September 30,                1997         1996
                         ------------------------------------------------------------
                         Current -
                          State                               $       -     $       -
                         Deferred (benefit):
                           Federal                             (597,000)     (287,000)
                           State                               (105,000)      (51,000)
                                                              ---------     ---------
                                                               (702,000)     (338,000)
                         Change in valuation allowance          702,000       338,000
                                                              ---------     ---------
                                                              $       -     $       -
                                                              =========     =========

                        A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

                                                                 1997              1996
                                                                 ----              ----
                         Income taxes (benefit) computed
                           at the federal statutory rate     $ (729,000)      $  (191,000)
                         Tax effect of change in valuation
                           allowance                            638,000           240,000
                         Nondeductible compensation and
                           interest expense                     168,000                 -
                         State income taxes (benefit), net
                           of federal tax benefit              (127,000)          (33,000)
                         Other                                   50,000           (16,000)
                                                             ----------       -----------
                                                             $        -       $         -
                                                             ==========       ===========

                         The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 1997 are as follows:

                         DEFERRED TAX ASSETS:
                          Tax loss carryforwards                           $1,352,000
                          Tax credit carryforward                              23,000
                          Accruals and other                                   12,000
                          Allowances                                            3,000
                                                                           ----------
                           Gross deferred tax asset                         1,390,000
                           Less valuation allowance                        (1,372,000)
                                                                           ----------
                                                                               18,000
                                                                           ----------
                         DEFERRED TAX LIABILITIES:
                          Unrealized gain on investment securities            (12,000)
                          Equipment                                            (6,000)
                                                                           ----------
                                                                              (18,000)
                                                                           ----------
                         Net deferred tax asset (liability)                $        -
                                                                           ==========

                        A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

                        At September 30, 1997, the Company for federal income tax purposes has net operating loss carryforwards of approximately $3,600,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

7. STOCKHOLDERS'        Fiscal 1996 Private Offerings
   EQUITY               During fiscal 1996 the Company completed a private
                        offering of 250,000 units, consisting of one share of the Company's common stock and one warrant to purchase one share of common stock at $0.50 per share through February 23, 1999. During fiscal 1997 a total of 40,000 of these warrants were exercised for proceeds of $20,000.

                        During fiscal 1996 the Company completed two subordinated convertible note offerings. Eight percent convertible notes due May 31, 1999 were sold for cash of $220,000 and an additional $100,000 was issued to a director and stockholder to refinance the $100,000 balance remaining on such stockholder note with a due date of October 1, 1996. An aggregate of 320,000 warrants expiring May 31, 1998 were granted to the note holders each exercisable into one common share at an exercise price of $1.00 per share. All $320,000 of the 8% convertible notes plus accrued interest were converted to common stock prior to the end of the fiscal year and 220,000 of the warrants were exercised prior to September 30, 1996.

                        The second note offering consisted of 6% subordinated convertible notes due July 31, 1998 sold for cash of $700,000. The 6% convertible notes were convertible into common stock at a price ranging from $0.80 per share to $2.00 per share. Prior to September 30, 1996 all of these notes and accrued interest were converted to common stock at $2.00 per share.

                        Preferred Stock
                        The Company is authorized to issue 5,000,000 shares of preferred stock, $.00001 par value, without any action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. With respect to voting rights, if the preferred stock were permitted to vote in the election of directors or on other matters, each such share would be entitled to one vote, and such shares may vote with the shares of Common Stock or may vote as a separate class. Issuance of preferred stock by the board of directors could result in such shares having dividend and/or liquidation preferences senior to the rights of the holders of Common Stock and could dilute the voting rights of the holders of Common Stock.

                        The Company has designated 350,000 shares of its preferred stock as Series A Convertible Preferred Stock ("Series A Stock") all of which were issued at September 30, 1997. The Series A Stock was sold at $10.00 per share in a private offering for gross proceeds of $3,500,000 and net proceeds, after $178,847 of offering costs, of $3,321,153.

                        The Series A Stock is non-voting except in certain matters affecting the Preferred Stockholders. The holders of Series A Stock shall be entitled to dividends, when, as, and if declared by the Board of Directors. The Preferred Stock has a liquidation preference of $10.00 per preferred share plus $0.60 per share per annum from issuance and certain other adjustments. There is no further participation after the liquidation preference is paid. There are no mandatory or optional redemption rights. In a merger or consolidation, the Preferred Stock shall retain the same economic benefits as the Preferred Stock just prior to such transaction. As long as the Company is in compliance in all material respects with its obligations to the Preferred Stockholders and the underlying common shares are registered, all the Preferred Stock not already converted shall be converted to Common Stock in accordance with the conversion terms on August 25, 1998.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

                        Each share of Series A Stock is convertible (minimum conversions of 10,000 Series A shares or the balance held by each holder) into that number of Common Shares determined by dividing $10.00, plus an amount accruing at $0.60 per annum, by 85% of the average of the closing bid prices of the Company's Common Stock each day for the five trading days immediately preceding the date of conversion provided that in no event shall such amount to be multiplied by 85% be less than $3.00 per share or greater than $5.75 per share. The Company may force conversion of the Series A Stock if the closing bid price of the Common Stock equals or exceeds $14.00 per share for ten consecutive trading days and certain other conditions are met.

                        The Company granted the holders of Series A Stock warrants to purchase an aggregate of 175,000 Common Shares at $7.50 per share until August 1, 2000.

                        At September 30, 1997 the 350,000 shares of Series A Stock would have been convertible into approximately 777,000 common shares. Subsequent to September 30, 1997 a total of 110,000 shares of Series A Stock (original issue value of $1,100,000) were converted into 245,189 shares of common stock.

                        Warrants
                        In addition to the warrants described above, during fiscal 1997 the Company granted warrants to purchase 90,000 shares at $5.00 per share in connection with consulting services. These warrants were valued at $33,300.

                        At September 30, 1997 the Company had the following warrants outstanding arising from the above offerings and transactions, each exercisable into one common share:

                                  Number             Exercise Price       Expiration Date
                                 -------             --------------       ---------------
                                 210,000                  $0.50           February 23, 1999
                                 100,000                  $1.00           May 31, 1998
                                  50,000                  $5.00           March 1, 2000
                                 175,000                  $7.50           August 1, 2000
                                  90,000                  $5.00           February 5, 2000
                                 -------
                                 625,000
                                 =======

                        1997 Employee Stock Compensation Plan ("ESC")
                        Effective March 10, 1997, the Company adopted the ESC Plan, expiring March 9, 2000, reserving for issuance 100,000 shares of the Company's Common Stock. The ESC Plan provides for compensation awards of the Company's common stock to non-executive employees (as defined), at the discretion of the ESC Plan committee. During fiscal 1997, the Company issued 40,327 shares of common stock under the Plan recording non-cash compensation expense of $201,414 for awards valued at an estimated fair market value ranging from $3.75 to $6.38 per share.

                        1992 Incentive Stock Option Plan ("ISO")
                        The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's common stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1997, there were options outstanding covering 477,000 shares of Common Stock under this plan.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

                        1992 Non-Statutory Stock Option Plan ("NSO")
                        The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's common stock. The NSO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within ten years of the date they were granted. As of September 30, 1997, there were options outstanding covering 333,500 shares under this plan.

                        During fiscal 1997, the Company granted 97,500 options under this plan to non-employees recording non-cash compensation expense of $244,800. Also during fiscal 1997, 292,963 common shares were issued in connection with the cashless exercise of stock options under this plan relating to 350,000 shares.

                        Other Stock Options
                        During fiscal 1997 the Company granted to an executive officer options on up to 862,000 Common Shares vesting over a period of three years, subject to acceleration. These options are exercisable at $5.81 per share until August 31, 2002.

                        Stock Option Pro Forma and Summary Information
                        FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award (those under the stock option plans described above plus the 90,000 warrants for consulting services) at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used respectively; dividend yield of zero percent for all years; expected volatility of 45 percent: risk-free interest rates of 5.7 to 6.5 percent; and expected lives of 2 to 5 years.

                        Under the accounting provisions for SFAS No. 123, the Company's net loss per common share would have been increased by the pro forma amounts indicated below:

                                                        Fiscal 1997    Fiscal 1996
                                                        -----------    -----------
                         Net loss
                           As reported                  $(2,144,363)     $(560,448)
                           Pro forma                     (2,578,188)      (680,773)
                         Net loss per common share
                           As reported                     $(.30)        $(.08)
                           Pro forma                       $(.34)        $(.09)

                        During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

                        A summary of the status of the Company's stock option plans as of September 30, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

                                                                              Weighted Average
                                                                    Shares      Exercise Price
                         FISCAL 1996:
                         Outstanding October 1, 1995             1,249,000             $0.54
                           Granted                                 653,500             $0.62
                           Canceled/expired                       (144,833)            $0.50
                           Exercised                              (171,667)            $0.51
                                                                  ---------
                         Outstanding September 30, 1996          1,586,000             $0.58
                                                                 =========
                         Exercisable at September 30, 1996       1,586,000             $0.58
                                                                 =========
                         Weighted average fair value of
                           options granted during the year                             $0.37
                                                                                       =====
                         FISCAL 1997:
                         Outstanding October 1, 1996             1,586,000             $0.58
                           Granted                               1,054,000             $5.66
                           Canceled/expired                        (25,000)            $0.50
                           Exercised                              (942,500)            $0.57
                                                                  ---------
                         Outstanding September 30, 1997          1,672,500             $3.79
                                                                 =========
                         Exercisable at September 30, 1997       1,016,500             $2.55
                                                                 =========

                         Weighted average fair value of
                           options granted during the year                             $1.51
                                                                                       =====

                        The following table summarizes information about stock options outstanding at September 30, 1997:

                                                        Weighted
                                                         Average     Weighted               Weighted
                             Range of      Number       Remaining     Average    Number     Average
                             Exercise    Outstanding   Contractual   Exercise  Exercisable  Exercise
                              Prices     at 9/30/97       Life         Price   at 9/30/97    Price

                          $0.50-$0.55     580,000          3.40        $0.52     580,000      $0.52
                          $1.59-$2.25      38,500          0.81         1.95      38,500       1.95
                          $4.00-$4.48     107,000          2.06         4.26      63,000       4.31
                          $5.06-$5.90     947,000          4.89         5.81     335,000       5.82
                          -------------------------------------------------------------------------
                          $0.50-$5.90   1,672,500          4.10        $3.79   1,016,500      $2.55
                         ===========================================================================

 8.CUSTOMERS,           The Company's financial instruments that are exposed to
    FINANCIAL           concentrations of credit risk consist primarily of cash
    INSTRUMENTS,        and trade accounts receivable.
    CONCENTRATIONS
    OF CREDIT RISK      The Company's cash equivalents are in demand deposit
    AND EXPORT          accounts placed with major financial institutions. The
    SALES               investment policy limits the Company's exposure to
                        concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                        The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments.

                        During the year ended September 30, 1997, sales to three individual customers accounted for 30%, 14% and 13% of total net sales. During the year ended September 30, 1996, sales to two individual customers accounted for 14% and 11% of total net sales.

                                                 AMERICAN TECHNOLOGY CORPORATION
                                                   NOTES TO FINANCIAL STATEMENTS

                        The Company markets its ear-radio to four major segments of customers, including retail outlets, catalog distribution, television and premium/specialty markets. At September 30, 1997 total trade accounts receivable included approximately $245,153 due from retail outlets for which extended credit terms were granted.

                         Export sales were approximately 2% and 27% of sales for the years ended September 30, 1997 and 1996. A summary of the Company's sales by geographical areas is as follows:

                                                      1997              1996
                         Foreign sales:
                           Europe                   $     --         $147,300
                           Asia                        4,000           34,300
                           Australia                      --           31,300
                           South America               3,500           24,700
                           Other                       8,200           11,500
                                                    --------         --------
                        Total foreign sales           15,700          249,100
                        Domestic sales               951,708          684,543
                                                    --------         --------
                                                    $967,408         $933,643
                                                    ========         ========

                        The Company has no foreign assets.

9. SUBCONTRACTOR        The Company is dependent on a foreign subcontractor for
    AND SUPPLIER        the assembly of its FM ear-radio which accounted for
    AGREEMENTS          substantially all of the Company's revenues during the
                        year ended September 30, 1997. The Company believes that there are a number of electronic product subcontract assembly companies located in North America and overseas that are qualified to produce the Company's FM ear-radio should the existing supplier be unable or unwilling to do so, however any disruption of supply could cause additional costs and delays and could have an adverse impact on the Company's operations. The assembly of ear-radios is dependent upon the availability of electronic components. The Company believes there are secondary suppliers of components and subassemblies such that it is not reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have an adverse impact on the Company's operations.

10.  SUPPLEMENTAL                                                   1997         1996
     DISCLOSURE OF                                                  ----         ----
     CASH FLOW          Non-cash financing activities:
     INFORMATION           Convertible notes exchanged
                             for common stock                    $  625,000   $1,020,000
                           Convertible note issued to
                             refinance stockholder note                  --      100,000
                           Investment securities exchanged
                             for reduction in accounts payable           --       55,050
                           Interest paid by issuance of common
                             stock                                   16,310       30,997
                           Value of warrants assigned to
                             financing costs (other assets)              --       12,500
                        Cash paid for interest                          170       11,049

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN TECHNOLOGY CORPORATION

                                     December 1, 1997


                                     By:/s/  DALE WILLIAMS
                                        ----------------------------------
                                             Dale Williams
                                             Chairman, President and Chief
                                             Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: December 1, 1997              By /s/  DALE WILLIAMS
                                       -------------------------------------------------
                                            Dale Williams, Chairman, President and
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: December 1, 1997               By /s/ ROBERT PUTNAM
                                       -------------------------------------------------
                                            Robert Putnam, Vice President, Treasurer and
                                            Assistant Secretary
                                            (Principal Financial and Accounting Officer)


Date: December 1, 1997               By /s/ RICHARD M. WAGNER
                                       -------------------------------------------------
                                            Richard M. Wagner
                                            Secretary and Director


Date: December 1, 1997               By /s/ ELWOOD G. NORRIS
                                       -------------------------------------------------
                                            Elwood G. Norris
                                            Chief Technology Officer and Director


Date: December 1, 1997               By
                                       -------------------------------------------------
                                            Joel A. Barker
                                            Director

Date: December 1, 1997               By /s/ CORNELIUS J. BROSNAN
                                       -------------------------------------------------
                                            Cornelius J. Brosnan
                                            Director