Form 10QSB
period 1997-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1998-02-09
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended December 31, 1997.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                        10,849,965
-------------------------------                        ----------
          (Class)                           (Outstanding at January 30, 1998)

Transitional Small Business Disclosure Format (check one):  YES __ NO X

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                 Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Balance Sheets as of December 31, 1997 and
                   September 30, 1997                                             3

                 Statements of Operations for the three months ended
                   December 31, 1997 and 1996                                     4

                 Statements of Cash Flows for the three months ended
                   December 31, 1997 and 1996                                     5

                 Notes to Interim Financial Statements                            6

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                      9


PART II. OTHER INFORMATION                                                        12

         Item 1. Legal Proceedings                                                *
         Item 2. Changes in Securities                                            *
         Item 3. Defaults upon Senior Securities                                  *
         Item 4. Submission of Matters to a Vote of Security Holders              *
         Item 5. Other Information                                                *
         Item 6. Exhibits and Reports on Form 8-K                                 12



SIGNATURES                                                                        12

     * No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                            ASSETS
                                                              December 31,       September 30,
                                                                  1997               1997
                                                              -------------      -------------
CURRENT ASSETS:
     Cash                                                     $   2,852,654      $   3,338,458
     Investment securities                                           18,024             29,289
     Trade accounts receivable - net                                243,677            307,174
     Inventories                                                    130,381            189,815
     Prepaid expenses and other                                      51,758             27,376
                                                              -------------      -------------
Total current assets                                              3,296,494          3,892,112

EQUIPMENT - NET                                                     220,417            196,422

OTHER ASSETS
     Patents                                                        149,882            137,440
     Other                                                           19,863             25,904
                                                              -------------      -------------
                                                              $   3,686,656      $   4,251,878
                                                              =============      =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                 $     245,408      $     172,305

LONG-TERM DEBT (NOTE 6)                                             366,167            386,651
                                                              -------------      -------------

Total Liabilities                                                   611,575            558,956

STOCKHOLDERS' EQUITY (NOTE 7)
     Preferred stock $.00001 par value: authorized
       5,000,000 shares;
           Series A Convertible preferred stock, 350,000
             shares designated, 170,000 and 350,000
             issued and outstanding, respectively,
             (liquidation preference of $10 per share)            1,613,132          3,321,153
     Common stock $.00001 par value; authorized
       20,000,000 shares; 10,176,469 and 9,758,779 shares
       issued and outstanding, respectively                             102                 98
     Additional paid-in capital                                   6,425,572          4,666,035
     Notes receivable                                              (153,150)          (153,150)
     Accumulated deficit                                         (4,828,396)        (4,170,300)
     Net unrealized gain on securities available for sale            17,821             29,086
                                                              -------------      -------------
Total stockholders' equity                                        3,075,081          3,692,922
                                                              -------------      -------------
                                                              $   3,686,656      $   4,251,878
                                                              =============      =============

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                             ------------------------------
                                                 1997              1996
                                             ------------      ------------
NET SALES                                    $     60,884      $    601,671

Cost of goods sold                                101,165           476,341
                                             ------------      ------------

GROSS PROFIT (LOSS)                               (40,281)          125,330

OPERATING EXPENSES:
     Selling, general and administrative          458,237           242,496
     Research and development                     217,744            97,946
                                             ------------      ------------

Total operating expenses                          675,981           340,442
                                             ------------      ------------

Loss from operations                             (716,262)         (215,112)

OTHER INCOME (EXPENSES):
     Interest income                               48,554              --
     Interest expense                                --                 (68)
     Non-cash interest expense                     (5,388)             --
     Other                                         15,000             2,528
                                             ------------      ------------

Total other income (expense)                       58,166             2,460
                                             ------------      ------------

Loss before taxes on income                      (658,096)         (212,652)

Taxes on income                                      --                --
                                             ------------      ------------

NET LOSS                                     $   (658,096)     $   (212,652)
                                             ============      ============

NET LOSS PER SHARE
  OF COMMON STOCK                            $       (.07)     $      (0.02)
                                             ============      ============

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                    10,078,545         8,665,440
                                             ============      ============

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



INCREASE (DECREASE) IN CASH                                      Three Months Ended
                                                                    December 31,
                                                            ----------------------------
                                                               1997             1996
                                                            -----------      -----------
OPERATING ACTIVITIES:
     Net loss                                               $  (658,096)     $  (212,652)
     Adjustments to reconcile net loss
     to cash used in operating activities:
         Amortization and depreciation                           30,822           21,440
         Non-cash interest on long-term debt                        872             --
         Compensation and services paid in common stock          25,648             --
         Changes in operating assets and liabilities:
             Prepaid expenses and other                         (19,866)           9,117
             Trade accounts receivable                           63,497         (312,648)
             Inventories                                         59,434          (12,990)
             Accounts payable and accrued expenses               73,103          176,406
                                                            -----------      -----------
Net cash (used in) operating activities                        (424,586)        (331,327)
INVESTING ACTIVITIES:
     Purchase of other assets                                   (12,442)         (14,258)
     Purchase of equipment                                      (48,776)         (20,463)
                                                            -----------      -----------
Net cash provided by (used in) investing activities             (61,218)         (34,721)
                                                            -----------      -----------
FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                       --             55,600
                                                            -----------      -----------
Net cash provided by financing activities                          --             55,600
                                                            -----------      -----------
Increase (decrease) in cash                                    (485,804)        (310,448)
CASH, BEGINNING OF PERIOD                                     3,338,458          657,331
                                                            -----------      -----------
CASH, END OF PERIOD                                         $ 2,852,654      $   346,883
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
     Interest                                               $      --        $        68
Non-cash financing activities:
     Convertible notes exchanged for common stock           $    25,000      $      --
     Interest paid by issuance of common stock                      872      $      --

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. OPERATIONS
American Technology Corporation is engaged in the development, manufacture and marketing of electronic products and technologies.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1997.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

The Company's plan of operation for the next twelve months is to introduce to market the Company's sound reproduction technology, continue research and development on existing and new technologies and distribute new portable electronic products. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. The Company believes it has sufficient financial resources for the next twelve months of operations. However this estimate is subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

3. NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

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

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


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

4. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at December 31, 1997:

               Finished goods                               $ 18,447
               Work in process                                61,193
               Raw materials                                  50,741
                                                            --------
                                                            $130,381
                                                            ========

5. INVESTMENT SECURITIES
The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At December 31, 1997 the Company's market value of available for sale securities consisted of:

                                                    Gross          Estimated
                                                 Unrealized          Fair
                                 Cost               Gains            Value
                                 ----            ----------        ---------
    Common stock                 $203              $17,281          $18,204

6. LONG-TERM DEBT
Long-term debt at December 31, 1997 consists of $350,000 of unsecured 6% convertible subordinated promissory notes due March 1, 1999. Annual simple interest is payable upon maturity or in common stock when and as converted. The principal and interest amount of the notes may at the election of each Noteholder be converted one or more times into common stock at a price which is the lower of (i) $3.50 per share or (ii) 85% of the ten days average closing bid price prior to conversion but not less than $2.50 per share or (iii) for any conversions on or after March 1, 1998 the average of the closing bid prices for the prior thirty days but in no event less than $1.00 per share. The notes may be called by the Company for conversion if the market price exceeds $9.00 per share for ten days and certain conditions are met. At December 31, 1997 the notes and accrued interest would have been convertible into approximately 108,250 common shares.

Subsequent to December 31, 1997, the balance of $350,000 principal and accrued interest of $17,334 was converted through the issuance of 121,067 common shares.

7. STOCKHOLDERS' EQUITY
The following summarizes equity transactions for the three months ended December 31, 1997:

                                                                   Dollars
                                                  Common       (Par Value and       Preferred
                                                  Shares       Paid in Capital)      Shares          Dollars
                                                ----------     ----------------     ---------      -----------
Balance October 1, 1997                          9,758,779     $      4,666,133       350,000      $ 3,321,153
Stock issued on conversion of convertible
  6% notes                                           7,142               25,000          --               --
Stock issued for interest on convertible 6%
  notes                                                250                  872          --               --
Common stock issued on conversion of
  Series A Convertible Preferred Stock             405,298            1,708,021      (180,000)      (1,708,021)
Common stock issued for compensation
  and services                                       5,000               25,648          --               --
                                                ----------     ----------------      --------      -----------
Balance December 31, 1997                       10,176,469     $      6,425,674       170,000      $ 1,613,132
                                                ==========     ================      ========      ===========

Subsequent to December 31, 1997 an additional 165,000 shares of Series A Convertible Preferred Stock were converted into 552,429 common shares. As of the date of this report 5,000 shares of Series A Convertible Preferred Stock remain outstanding.

The following table summarizes information about stock option activity during the period ended December 31, 1997:

                                                    Weighted Average
                                      Shares         Exercise Price
                                     ---------     -------------------
Outstanding October 1, 1997          1,672,500           $3.79
  Granted                               55,000          $15.00
  Canceled/expired                        --              --
  Exercised                               --              --
                                     ---------
Outstanding December 31, 1997        1,727,500           $4.15
                                     =========
Exercisable at December 31, 1997     1,073,500           $2.72
                                     =========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Weighted
                                              Average     Weighted                   Weighted
        Range of           Number            Remaining     Average      Number        Average
        Exercise         Outstanding        Contractual   Exercise    Exercisable    Exercise
         Prices          at 12/31/97           Life         Price     at 12/31/97      Price
      ------------       -----------        -----------   --------    -----------    --------
       $0.50-$0.55           580,000            3.15        $0.52        580,000       $0.52
       $1.59-$2.25            38,500            0.56         1.95         38,500        1.95
       $4.00-$4.98           112,000            1.85         4.30         69,000        4.31
       $5.06-$5.90           947,000            4.65         5.81        386,000        5.82
            $16.00            50,000            4.76        16.00           -0-         --
      ------------       -----------        -----------   --------    -----------    --------
      $0.50-$16.00         1,727,500            3.87        $4.15      1,073,500       $2.72
      ============       ===========        ===========   ========    ===========    ========


At December 31, 1997 the Company had the following warrants outstanding, each exercisable into one common share:

           Number                   Exercise Price          Expiration Date
          --------                  --------------          -----------------
           210,000                       $0.50              February 23, 1999
           100,000                       $1.00              May 31, 1998
            50,000                       $5.00              March 1, 2000
           175,000                       $7.50              August 1, 2000
            90,000                       $5.00              February 5, 2000
          --------
           625,000
          ========

Subsequent to December 31, 1997 a total of 80,000 common shares were issued on exercise of a portion of the $0.50 warrants listed above for proceeds of $40,000.

8. INCOME TAXES
At December 31, 1997, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,600,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                       - - - - - - - - - - - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1997.

OVERVIEW
From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities. Although the Company owns several technologies, initial efforts concentrated on developing and producing FM ear radios beginning in September 1993 and AM ear radios beginning in July 1995. The Company is currently focusing its primary efforts on completing development and commercializing its HSS technology.

To date substantially all of the Company's revenues have been derived from portable consumer electronic products, primarily its ear radio line of products. In the first quarter of fiscal 1998 the Company began phasing out its prior ear radio line and sourcing a line of miniature radios and portable consumer electronic products manufactured by others intended to be marketed and distributed by the Company. The Company has no present plans to manufacture additional of its FM or AM ear radios for sale. The Company has also designed and developed a mini-headphone radio scheduled for introduction by mid-1998. This new product incorporates the Company's ear radio technology and is smaller than similar headphone radio products currently on the market. There can be no assurance that the new line of out-sourced miniature radios and other products can be marketed successfully or that the Company can successfully introduce the new mini-headphone radio to market as planned. The Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year, at least until the mini-headphone product is introduced. Future electronic product sales are subject to substantial uncertainty.

Demand for the Company's portable consumer electronic products is subject to significant month to month variability resulting from the limited number of customers and market penetration achieved to date by the Company. Initial sales have been concentrated with a few customers and there can be no assurance of future orders from these or new customers. The markets for the Company's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

The HSS technology has not been developed to the point of commercialization. There can be no assurance that a commercially viable system can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond the Company's control. The Company has not generated any revenues from the HSS technology to date, and has no agreements or arrangements providing any assurance of revenues in the future. The Company's various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable HSS technology or that if available that it will perform on a cost-effective basis, or that if introduced, it will achieve market acceptance. The Company is also developing its GPS and jet engine noise reduction technologies.

The future of the Company is largely dependent upon the success of the HSS technology, other technologies or the development of new technologies. There can be no assurance the Company can introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. See also "Business Risks" below.

RESULTS OF OPERATIONS
Net sales for the three months ended December 31, 1997 were $60,884, a 90% decrease from the first three months of the prior year. Substantially all sales in both periods were from ear radio product sales. Sales in the first quarter of fiscal 1997 included sales to several new large chain retailers and the significant decrease in the current quarter reflects the phasing out of the current FM and AM Sounds ear radio line. After sales of existing inventory of FM and AM Sounds ear radios manufactured for the Company, future portable electronic product sales are expected to consist of the new line of out-sourced products manufactured by others and later in fiscal 1998 the planned introduction of a mini-headphone radio product to be manufactured for the Company by a contract manufacturer yet to be selected. The Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year, at least until the mini-headphone product is introduced. Sales are also subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Management believes, but there can be no assurance, that with the marketing and distribution of out-sourced portable electronic products along with the higher margins anticipated with the mini-headphone radio (versus ear radios) that it can achieve better results over time with such a broader product line. There can be no assurance that the planned new product line or that the mini-headphone radio can be successfully introduced to market.

Cost of sales for the three months ended December 31, 1997 were $101,165 resulting in a gross loss of $40,281 or 66%. This compares to a gross margin of $125,330 or 21% for the comparable period of the prior year. The first quarter gross loss is the result of the phasing out of the current FM and AM Sounds product line and included special close-out pricing to reduce inventory levels. Until the new products are introduced there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent on sales prices, volumes, purchasing costs and manufacturing overhead allocations.

Research and development costs for the three months ended December 31, 1997 were $217,744 compared to $97,946 for the comparable three months of the prior year. The $119,798 increase resulted primarily from an increase in HSS technology development activities and related personnel and component costs. Personnel costs increased $70,000 in the current period due to additional research employees and component and equipment costs increased by $30,000 due to the increased level of activity in the current period.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1998 research and development costs to be at significantly higher levels than the prior year due to increased staffing and use of outside design and consultants primarily associated with HSS technology development. The Company is seeking additional engineering and support personnel to further expand research and development in future periods.

Selling, general and administrative expenses increased from $242,496 for the three months ended December 31, 1996 to $458,237 for the three months ended December 31, 1997. The $215,741 increase included a $105,000 increase in personnel costs primarily associated with the addition of senior executive and HSS technology marketing personnel, a $38,000 increase in outside marketing and professional services, a $23,000 increase in marketing travel and related costs, a $22,000 increase in occupancy related costs due to a new leased facility and increased personnel and $27,000 increase in legal and audit costs related to expanded financing and pre-licensing activities. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1997 due to the recent additions of senior executive and HSS technology marketing personnel, the expanded facility and related operations. Management anticipates hiring additional licensing and marketing personnel during the current fiscal year which will further increase selling, general and administrative expenses.

As a result of the above factors, the Company experienced a loss from operations of $716,262 during the three months ended December 31, 1997, compared to a loss from operations of $215,112 for the comparable three months ended December 31, 1996. The increase in the operating losses resulted primarily from increases in research and development costs and selling, general and administrative costs associated with HSS technology combined with the gross loss from product sales.

During the three months ended December 31, 1997, the Company recognized interest income of $48,554 from the increased cash on hand and also realized a $15,000 gain from the sale of the Company's royalty interest in EarPHONE technology. During the first quarter the Company incurred $5,388 of noncash interest payable in common shares related to outstanding 6% convertible notes.

As a result of the above factors, the Company reported a net loss of $658,096 for the three months ended December 31, 1997, compared to a net loss of $212,652 for the three month period ended December 31, 1996. The Company has federal net loss carryforwards of approximately $3,600,000 for federal tax purposes expiring through 2011. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,572,425 for the fiscal year ended September 30, 1997 and $424,586 for the first fiscal quarter ended December 31, 1997. During the first fiscal 1998 quarter, the net loss of $658,096 included non-cash expenses of $57,342 resulting in an adjusted net cash loss of $600,754. In addition to this amount of $600,754, cash was used in operating activities through an increase in prepaid expenses and other of $19,866. Operating cash was provided by a $63,497 reduction in accounts receivable, a $59,434 reduction in inventories and a $73,103 increase in accounts payable and accrued liabilities.

At December 31, 1997 the Company had approximately 370 days sales in accounts receivable as compared to 115 days at September 30, 1997. The unusually high level of receivables is a direct result of the significantly reduced sales in the first quarter from the phasing out of the ear radio product line. Management anticipates a reduction in receivables in future quarters commensurate with reduced sales levels. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the first fiscal quarter ended December 31, 1997, the Company used approximately $49,000 for the purchase of laboratory equipment and made a $12,442 investment in patents. The Company estimates a significant level of investments in patents in fiscal 1998 and requirements for additional equipment for developing HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At December 31, 1997 the Company had working capital of $3,051,086 and at September 30, 1997, the Company had working capital of $3,719,807. The reduction is the result of the Company's operating loss and cash used in operating activities.

Since the Company's reorganization in January 1992 and through June 30, 1997, the Company has financed its operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of NCI.

Other than cash of $2,852,654 at December 31, 1997 and the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for HSS technology and other products and technologies. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of HSS technology will require increased personnel and operating costs. The Company believes it has sufficient financial resources for the next twelve months of operations. However this estimate is subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

NEW ACCOUNTING PRONOUNCEMENT
The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 6). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

BUSINESS RISKS
This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II.  OTHER INFORMATION

None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN TECHNOLOGY CORPORATION


Date: February 6, 1998                  By: /s/ ROBERT PUTNAM
                                           --------------------------------
                                           Robert Putnam, Vice President,
                                           Treasurer and Director
                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)