Form 10QSB
period 1998-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1998-05-08
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             11,181,935
-------------------------------                             ----------
           (Class)                                  (Outstanding at May 8, 1998)

Transitional Small Business Disclosure Format (check one):  YES __ NO X

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                       Page
PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements (unaudited):

               Balance Sheets as of March 31, 1998 and
                 September 30, 1997                                                    3

               Statements of Operations for the three and six months ended
                 March 31, 1998 and 1997                                               4

               Statements of Cash Flows for the six months ended
                 March 31, 1998 and 1997                                               5

               Notes to Interim Financial Statements                                   6

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             9


PART II. OTHER INFORMATION                                                             12

        Item 1. Legal Proceedings                                                      *
        Item 2. Changes in Securities and Use of Proceeds                              12
        Item 3. Defaults upon Senior Securities                                        *
        Item 4. Submission of Matters to a Vote of Security Holders                    *
        Item 5. Other Information                                                      *
        Item 6. Exhibits and Reports on Form 8-K                                       12



SIGNATURES                                                                             13

          * No information provided due to inapplicability of the item.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                              ASSETS
                                                                      March 31,     September 30,
                                                                        1998            1997
                                                                     -----------    -------------
CURRENT ASSETS:
    Cash                                                             $ 2,380,401    $   3,338,458
    Investment securities                                                 18,955           29,289
    Trade accounts receivable - net                                      122,218          307,174
    Inventories                                                           58,104          189,815
    Prepaid expenses and other                                            75,463           27,376
                                                                     -----------    -------------
Total current assets                                                   2,655,141        3,892,112

EQUIPMENT - NET                                                          201,905          196,422

OTHER ASSETS
    Patents                                                              184,484          137,440
    Other                                                                 10,000           25,904
                                                                     -----------    -------------
                                                                     $ 3,051,530    $   4,251,878
                                                                     ===========    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
    Accounts payable and accrued liabilities                         $   345,011    $     172,305

LONG-TERM DEBT (NOTE 7)                                                     --            386,651
                                                                     -----------    -------------

Total Liabilities                                                        345,011          558,956
                                                                     -----------    -------------

STOCKHOLDERS' EQUITY (NOTE 8)
    Preferred stock $.00001 par value: authorized
      5,000,000 shares;
          Series A Convertible preferred stock, 350,000
            shares designated, -0- and 350,000
            issued and outstanding, respectively,
            (liquidation preference of $10 per share)                       --          3,321,153
    Common stock $.00001 par value; authorized
      20,000,000 shares; 11,179,435 and 9,758,779 shares
      issued and outstanding, respectively                                   112               98
    Additional paid-in capital                                         8,572,653        4,666,035
    Notes receivable                                                    (153,150)        (153,150)
    Accumulated deficit                                               (5,731,848)      (4,170,300)
    Net unrealized gain on securities available for sale                  18,752           29,086
                                                                     -----------    -------------
Total stockholders' equity                                             2,706,519        3,692,922
                                                                     -----------    -------------
                                                                     $ 3,051,530    $   4,251,878
                                                                     ===========    =============

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended               Six Months Ended
                                                    March 31,                       March 31,
                                          ----------------------------    ----------------------------
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
NET SALES                                 $     23,695    $     81,433    $     84,579    $    683,104

Cost of goods sold                             183,354          68,147         284,519         544,488
                                          ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                           (159,659)         13,286        (199,940)        138,616
                                          ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Selling, general and administrative        520,320         372,208         978,557         614,704
    Research and development                   258,363         107,662         476,107         205,608
                                          ------------    ------------    ------------    ------------

Total operating expenses                       778,683         479,870       1,454,664         820,312
                                          ------------    ------------    ------------    ------------

Loss from operations                          (938,342)       (466,584)     (1,654,604)       (681,696)
                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
    Interest income                             36,057            --            84,611            --
    Interest expense                              --            (1,073)           --            (1,141)
    Non-cash interest expense                   (1,167)       (125,200)         (6,555)       (125,200)
    Other                                         --             3,880          15,000           6,408
                                          ------------    ------------    ------------    ------------

Total other income (expense)                    34,890        (122,393)         93,056        (119,933)
                                          ------------    ------------    ------------    ------------

Loss before taxes on income                   (903,452)       (588,977)     (1,561,548)       (801,629)

Taxes on income                                   --              --              --              --
                                          ------------    ------------    ------------    ------------

NET LOSS                                  $   (903,452)   $   (588,977)   $ (1,561,548)   $   (801,629)
                                          ============    ============    ============    ============

BASIC NET LOSS PER SHARE
  OF COMMON STOCK (NOTE 3)                $      (0.08)   $      (0.06)   $      (0.15)   $      (0.09)
                                          ============    ============    ============    ============

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                 10,880,598       9,144,518      10,475,165       8,901,276
                                          ============    ============    ============    ============

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



INCREASE (DECREASE) IN CASH                                          Six Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                   $ (1,561,548)   $   (801,629)
    Adjustments to reconcile net loss
    to cash used in operating activities:
        Amortization and depreciation                                65,737          41,332
        Warrants issued for services                                   --             4,500
        Non-cash interest on long-term debt                           6,555         125,200
        Compensation and services paid in common stock               37,273            --
        Write-down of inventory and loss accrual                    160,000            --
        Changes in operating assets and liabilities:
            Prepaid expenses and other                              (48,087)         56,891
            Trade accounts receivable                               184,956         (72,931)
            Inventories                                               6,711         (37,569)
            Accounts payable and accrued expenses                   137,706         146,597
            Accrued interest on long-term debt                         --               986
                                                               ------------    ------------
Net cash (used in) operating activities                          (1,010,697)       (536,623)
                                                               ------------    ------------
INVESTING ACTIVITIES:
    Purchase of equipment                                           (59,137)        (26,470)
    Purchase of other assets                                        (43,223)        (36,438)
                                                               ------------    ------------
Net cash provided by (used in) investing activities                (102,360)        (62,908)
                                                               ------------    ------------
FINANCING ACTIVITIES:
    Proceeds from exercise of stock warrants                        105,000          20,000
    Proceeds loaned on notes receivable-officers for options           --          (175,271)
    Proceeds from exercise of stock options                          50,000         312,600
    Proceeds from convertible notes                                    --         1,000,000
                                                               ------------    ------------
Net cash provided by financing activities                           155,000       1,157,329
                                                               ------------    ------------

Increase (decrease) in cash                                        (958,057)        557,798

CASH, BEGINNING OF PERIOD                                         3,338,458         657,331
                                                               ------------    ------------

CASH, END OF PERIOD                                            $  2,380,401    $  1,215,129
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
    Interest                                                   $       --      $         87
Non-cash financing activities:
    Convertible notes exchanged for common stock               $    375,000            --
    Interest paid by issuance of common stock                        18,206            --

                   See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. OPERATIONS
American Technology Corporation (the "Company") is engaged in the design, development and commercialization of sound, acoustics and other technologies and the sales and marketing of consumer electronic products.

The Company's plan of operation for the next twelve months is to introduce to market the Company's patent-pending sound and acoustics technologies, continue research and development on proprietary existing and new technologies and distribute a new line of portable electronic products. The Company expects to incur additional operating losses primarily as a result of research and development and marketing costs for its sound and acoustics technologies known as Stratefied Field Technology(TM) ("SFT(TM)") Hypersonic Sound Technology(TM) ("HSS(TM)") and other technologies. The Company anticipates that the introduction to market of its sound and acoustics technologies will require increased personnel, patent preparation and filing fees and operating costs. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

At the current rate of expenditures, the Company believes it will require approximately $600,000 in additional funds during the next twelve months. Management also believes these funds may be generated from operations. However these estimates are subject to significant variability and change due to management decisions regarding technology development and marketing, operations and the result of factors beyond management's control. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

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

3. NET LOSS PER SHARE
The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options and warrants to purchase 2,172,500 shares of common stock were outstanding at March 31, 1998 and stock options, warrants and convertible debt exercisable into 1,497,800 shares of common stock were outstanding as of March 31, 1997. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods. All prior period loss per share data is presented in conformity with the requirements of SFAS No. 128.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of these statements will have no material impact on the Company's financial statements and that results of operations and financial position will be unaffected by their implementation.

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 1998:

                      Finished goods                      $27,544
                      Work in process                      23,880
                      Raw materials                        _6,680
                                                         --------
                                                          $58,104

6. INVESTMENT SECURITIES
The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At March 31, 1998 the Company's market value of available for sale securities consisted of:

                                                            Gross       Estimated
                                                          Unrealized      Fair
                                            Cost            Gains         Value
                                            ----          ----------    ---------
        Common stock                        $203            $18,752      $18,955

7. LONG-TERM DEBT
During the six month period ended March 31, 1998 the Company's $375,000 of unsecured 6% convertible subordinated promissory notes due March 1, 1999 and accrued interest of $18,206 were converted into 128,459 common shares.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

8. STOCKHOLDERS' EQUITY
The following summarizes equity transactions for the six months ended March 31, 1998:

                                                       Common Stock
                                              ------------------------------        Preferred Stock
                                                Common      (Par Value and     --------------------------
                                                Shares      Paid in Capital)     Shares         Dollars
                                              -----------   ----------------   -----------    -----------
Balance October 1, 1997                         9,758,779   $      4,666,133       350,000    $ 3,321,153
Stock issued on conversion of convertible
  6% notes                                        122,494            375,000          --             --
Stock issued for interest on convertible 6%
  notes                                             5,965             18,206          --             --
Stock issued on conversion of warrants            210,000            105,000          --             --
Stock issued on exercised stock options           100,000             50,000          --             --
Common stock issued on conversion of
  Series A Convertible Preferred Stock            974,197          3,321,153      (350,000)    (3,321,153)
Common stock issued for compensation
  and services                                      8,000             37,273          --             --
                                              -----------   ----------------   -----------    -----------
Balance March 31, 1998                         11,179,435   $      8,572,765          --             --
                                              ===========   ================   ===========    ===========

During the six months ended March 31, 1998 all outstanding shares of the Company's 350,000 shares of Series A Convertible Preferred Stock were converted into 974,197 common shares.

The following table summarizes information about stock option activity during the period ended March 31, 1998:

                                            Weighted Average
                                 Shares      Exercise Price
                                ---------   ----------------
Outstanding October 1, 1997     1,672,500   $           3.79
  Granted                         185,000   $           7.03
  Canceled/expired                   --                 --
  Exercised                       100,000   $           0.50
                                ---------
Outstanding March 31, 1998      1,757,500   $           4.32
                                =========
Exercisable at March 31, 1998   1,080,833   $           3.16
                                =========

The following table summarizes information about stock options outstanding at March 31, 1998:

                                 Weighted
                                  Average    Weighted               Weighted
  Range of        Number         Remaining   Average     Number     Average
  Exercise      Outstanding     Contractual  Exercise  Exercisable  Exercise
   Prices       at 03/31/98        Life       Price    at 03/31/98   Price
------------    ------------    -----------  --------  -----------  --------
 $0.50-$0.55        480,000           2.90   $   0.52     580,000   $   0.52
 $1.59-$2.25         38,500           0.31       1.95      38,500       1.95
 $3.59-$4.48        237,000           3.35       4.31     108,333       4.12
 $4.98-$5.90        952,000           4.39       5.81     454,000       5.63
      $16.00         50,000           4.51      16.00         -0-       --
------------    ------------    -----------  --------  -----------  --------
$0.50-$16.00      1,757,500           3.76   $   4.32   1,080,833   $   3.16
============    ============    ===========  ========  ===========  ========

At March 31, 1998 the Company had the following warrants outstanding, each exercisable into one common share:

        Number              Exercise Price       Expiration Date
       --------             --------------       ---------------
        100,000                  $1.00           May 31, 1998
         50,000                  $5.00           March 1, 2000
        175,000                  $7.50           August 1, 2000
         90,000                  $5.00           February 5, 2000
       --------
        415,000
       ========

Subsequent to March 31, 1998, a total of 2,500 warrants were exercised at a price of $5.00.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


9. INCOME TAXES
At March 31, 1998, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,600,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

10. YEAR 2000 COMPLIANCE
The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

OVERVIEW
The Company is focusing on completing development and commercializing of its patent-pending Stratefied Field Technology ("SFT") and Hypersonic Sound Technology(TM) ("HSS") sound reproduction technologies. The SFT technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. HSS technology employs a laser-like beam to project sound to any listening environment. The Company has entered into working agreements with two global consumer product companies for HSS and one for SFT technology. The Company's strategy is to enter into additional arrangements with the goal of establishing definitive licensing or supply agreements. There can be no assurance the Company will be successful in commercially exploiting the SFT or HSS technology.

From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities related to electronic products and technologies and in 1996 commenced development of its acoustical technologies.

The SFT and HSS technologies have not been developed to the point of commercialization. There can be no assurance that commercially viable systems can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond the Company's control. The Company has not generated any revenues from its SFT or HSS technology to date, and currently has no agreements or arrangements providing any assurance of revenues in the future. The Company's various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable SFT and/or HSS technology or that, if available, the technologies will perform on a cost-effective basis, or that if introduced, they will achieve market acceptance. The Company is also developing its patented and patent-pending GPS and jet engine noise reduction technologies.

The future of the Company is largely dependent upon the success of the SFT and/or HSS technology, other technologies or the development of new technologies. The Company invests significant funds in research and development and on patent applications related to its proprietary technologies. There can be no assurance the Company can introduce any of its technologies or that, if introduced, they will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. See also "Business Risks" below.

To date substantially all of the Company's revenues have been derived from portable consumer electronic products, primarily an ear radio line of products. In the first quarter of fiscal 1998 the Company began phasing out the existing ear radio line and sourcing a line of miniature radios and portable consumer electronic products manufactured by others to be marketed and distributed by the Company. The Company terminated AM and FM ear radio production in the second fiscal quarter and included in cost of sales is a $160,000 charge for the write-off of obsolete parts inventory and writedown of finished goods to be liquidated. The Company also terminated its mini-headphone radio development to focus on sourced products and the Company's acoustical technologies. The Company has sourced a total of eight portable electronic products (including FM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. The Company's major market focus is in North America. The Company intends to inventory finished goods as well as provide direct factory shipment to certain customers. The Company recently obtained initial purchase orders for the new line and expects initial shipments during the third fiscal quarter ending June 30, 1998.

Demand for the Company's portable consumer electronic products is subject to significant month to month variability resulting from seasonal demand issues and the limited number of customers and market penetration achieved to date by the Company. Prior ear radio sales were concentrated with a few customers and sales of the new sourced product line may also be concentrated in a few customers. The Company is reliant on outside manufacturers to supply the products and there can be no assurance of future supply. The markets for the Company's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

There can be no assurance that the new line of out-sourced radios and other products can be marketed successfully. As a result, the Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year.

RESULTS OF OPERATIONS
Net sales for the six months ended March 31, 1998 were $84,579, an 88% decrease from the first six months of the prior year. Substantially all sales in both periods were from ear radio products. Sales for the three months ended March 31, 1998 were $23,695 compared to $81,433 for the comparable prior period. Sales in the first six months of fiscal 1998 included sales to several new large chain retailers and the significant decrease in the current six month period reflects the phasing out and termination of the current FM and AM Sounds ear radio line. Future portable electronic product sales are expected to consist of the new line of out-sourced products manufactured by others. The Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year. Sales are also subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Management believes, but there can be no assurance, that with the marketing and distribution of out-sourced higher margin portable electronic products that it can achieve better results over time with a broader product line than achieved in the past. There can be no assurance that the planned new product line can be successfully introduced to market.

Cost of sales for the six months ended March 31, 1998 were $284,519 resulting in a gross loss of $199,940. Cost of sales for the three months ended March 31, 1998 were $183,354 and the gross loss was $159,659. Included in the cost of sales for the current year was $160,000 for the write-off of obsolete parts inventory and writedown of finished goods to be liquidated. In the prior year the Company recorded a gross margin of $138,616 for the first six months and $13,286 for the second fiscal quarter. The current year gross loss is the result of the phasing out of the FM and AM Sounds product line and included special close-out pricing to reduce inventory levels as well as the $160,000 charge. Until the new products are introduced there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Research and development costs for the six months ended March 31, 1998 were $476,107 compared to $205,608 for the comparable six months of the prior year. The $270,499 increase resulted primarily from an increase in HSS and SFT technology development activities and related personnel and component costs. Personnel costs increased $155,000 in the current period due to additional research employees and component and equipment costs increased by $54,000 due to the increased level of activity in the current period. Research and development costs increased from $107,662 in the second quarter of the prior year to $258,363 in the second fiscal quarter of 1998 reflecting the increased personnel and activity.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. The Company expects fiscal 1998 research and development costs to be at significantly higher levels than the prior year due to increased staffing and use of outside design and consultants primarily associated with SFT and HSS technology development. The Company is seeking additional engineering and support personnel to further expand in-house research and development activities in future periods.

Selling, general and administrative expenses increased from $614,704 for the six months ended March 31, 1997 to $978,557 for the six months ended March 31, 1998. The $363,853 increase included a $219,000 increase in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel, a $62,000 increase in outside marketing and professional services, a $36,000 increase in occupancy related costs due to a new leased facility and increased personnel and a $32,000 increase in legal and audit costs related to expanded financing and pre-licensing activities. Selling, general and administrative expenses increased to $520,320 in the second quarter compared to $372,208 in the prior year's comparable second quarter as a result of the increased costs outlined above. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1998 due to the recent additions of senior executive and marketing personnel, the expanded facility and related operations. Management anticipates hiring additional licensing and marketing personnel during the current fiscal year which will further increase selling, general and administrative expenses.

As a result of the above factors, the Company experienced a loss from operations of $1,654,604 during the six months ended March 31, 1998, compared to a loss from operations of $681,696 for the comparable six months ended March 31, 1997. The operating loss for the second fiscal quarter of 1998 was $938,342 compared to $466,584 for the prior year's second quarter. The increase in the operating losses resulted primarily from the increases in research and development costs and increases in selling, general and administrative costs associated with the SFT and HSS technology combined with the gross loss from product sales.

During the six months ended March 31, 1998, the Company recognized interest income of $84,611 from the increased cash on hand and also realized a $15,000 gain from the sale of the Company's royalty interest in EarPHONE technology. During the first six months the Company incurred $6,555 of noncash interest paid in common shares related to outstanding 6% convertible notes.

As a result of the above factors, the Company reported a net loss of $1,561,548 for the six months ended March 31, 1998, compared to a net loss of $801,629 for the six month period ended March 31, 1997. The Company has federal net loss carryforwards of approximately $3,600,000 for federal tax purposes expiring through 2011. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES
Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,572,425 for the fiscal year ended September 30, 1997 and $1,010,697 for the six months ended March 31, 1998. During the six months ended March 31, 1998, the net loss of $1,561,548 included non-cash expenses of $269,565 resulting in an adjusted net cash loss of $1,291,983. In addition to this amount of $1,291,983, cash was used in operating activities through an increase in prepaid expenses and other of $48,087. Operating cash was provided by a $184,956 reduction in accounts receivable, a $6,711 reduction in inventories and a $137,706 increase in accounts payable and accrued liabilities.

At March 31, 1998 the Company had accounts receivable of $122,218 as compared to $307,174 at September 30, 1997. The reduction in receivables is a direct result of the significantly reduced sales in the first two quarters from the phasing out of the ear radio product line. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the six months ended March 31, 1998, the Company used approximately $59,000 for the purchase of laboratory equipment and made a $43,223 investment in patents and new patent applications. The Company estimates a significant level of investments in patents in fiscal 1998 and requirements for additional equipment for developing SFT, HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At March 31, 1998 the Company had working capital of $2,310,130 and at September 30, 1997, the Company had working capital of $3,719,807. The reduction is the result of the Company's operating loss and cash used in operating activities.

Since the Company's reorganization in January 1992 and through March 31, 1998, the Company has financed its operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of NCI.

Other than cash of $2,380,401 at March 31, 1998 and the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for its SFT and HSS technology and other products and technologies. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of the SFT and HSS technology will require increased personnel and operating costs. At the current rate of expenditures, without any contribution from product sales or technology exploitation, the Company estimates it will require approximately $600,000 of additional funding during the next twelve months. Management believes that operations during the next twelve months may be able to generate the required funds, but there can be no assurance thereof. Management's estimates are subject to significant variability and change due to decisions regarding technology development and marketing, operations and the result of outside factors. Should additional funding be required there can be no assurance of its availability nor the terms thereof. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 6, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

YEAR 2000 COMPLIANCE
The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(c) During the second quarter ending March 31, 1998, the Company issued 210,000 common shares on the exercise of stock purchase warrants by three investors. The warrants were issued in connection with a Regulation S unit offering made in February 1996. The original transaction was reported on Form 8-K dated March 12, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed with this Form 10-QSB:

        27     Financial Data Schedule

(b) Reports on Form 8-K - NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN TECHNOLOGY CORPORATION


Date: May 8, 1998                       By: /s/ ROBERT PUTNAM
                                           --------------------------------
                                           Robert Putnam, Vice President,
                                           Treasurer and Director
                                           (Principal Financial and
                                           Accounting Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)