Form 10KSB/A
period 1997-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1998-07-02
CIK 924383

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                           ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's revenues for its most recent fiscal year were $967,408.

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

===============================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends Part III, Item 9 of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 filed by American Technology Corporation on December 1, 1997. In accordance with the instructions for such amendments, this Amendment No. 1 sets forth the complete text of Part III, Item 9, as amended.

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

                                       AMERICAN TECHNOLOGY CORPORATION

                                       July 2, 1998


                                       By: /s/ ROBERT PUTNAM
                                           --------------------------------
                                           Robert Putnam
                                           Vice President, Treasurer and
                                           Assistant Secretary