Form 10QSB
period 1998-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1998-08-10
CIK 924383

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1998

                         Commission File Number 0-24248


                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                          87-0361799
            --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)

          13114 Evening Creek Drive South, San Diego, California      92128
          ------------------------------------------------------      -----
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            11,351,764
-------------------------------                            ----------
            (Class)                               (Outstanding at July 31, 1998)

Transitional Small Business Disclosure Format (check one):  YES   __   NO X


================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                   Page
PART I. FINANCIAL INFORMATION
           Item 1. Financial Statements (unaudited):

                     Balance Sheets as of June 30, 1998 and
                       September 30, 1997                                             3

                     Statements of Operations for the three and nine months ended
                       June 30, 1998 and 1997                                         4

                     Statements of Cash Flows for the nine months ended
                       June 30, 1998 and 1997                                         5

                     Notes to Interim Financial Statements                            6

           Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                      9


PART II. OTHER INFORMATION                                                            12

           Item 1. Legal Proceedings                                                  *
           Item 2. Changes in Securities and Use of Proceeds                          *
           Item 3. Defaults upon Senior Securities                                    *
           Item 4. Submission of Matters to a Vote of Security Holders                12
           Item 5. Other Information                                                  *
           Item 6. Exhibits and Reports on Form 8-K                                   13



SIGNATURES                                                                            14


           *  No information provided due to inapplicability of the item.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                      June 30,            September 30,
                                                                       1998                  1997
                                                                    -----------           -----------
CURRENT ASSETS:
      Cash                                                          $ 1,798,790           $ 3,338,458
      Investment securities                                              26,833                29,289
      Trade accounts receivable - net                                   120,085               307,174
      Inventories                                                        66,232               189,815
      Prepaid expenses and other                                         50,673                27,376
                                                                    -----------           -----------
Total current assets                                                  2,062,613             3,892,112

EQUIPMENT - NET                                                         188,173               196,422

OTHER ASSETS
      Patents                                                           219,695               137,440
      Other                                                               7,779                25,904
                                                                    -----------           -----------
                                                                    $ 2,478,260           $ 4,251,878
                                                                    ===========           ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                      $   283,081           $   172,305

LONG-TERM DEBT (NOTE 7)                                                      --               386,651
                                                                    -----------           -----------

Total Liabilities                                                       283,081               558,956
                                                                    -----------           -----------

STOCKHOLDERS' EQUITY (NOTE 8)
      Preferred stock $.00001 par value; authorized
        5,000,000 shares; Series A
        Convertible preferred stock, 350,000
        shares designated, -0- and 350,000
        issued and outstanding, respectively,
        (liquidation preference of $10 per share)                            --             3,321,153
     Common stock $.00001 par value; authorized
        20,000,000 shares; 11,340,764 and 9,758,779 shares
        issued and outstanding, respectively                                113                    98
      Additional paid-in capital                                      8,750,245             4,666,035
      Notes receivable                                                  (27,895)             (153,150)
      Accumulated deficit                                            (6,553,914)           (4,170,300)
      Net unrealized gain on securities available for sale               26,630                29,086
                                                                    -----------           -----------
Total stockholders' equity                                            2,195,179             3,692,922
                                                                    -----------           -----------
                                                                    $ 2,478,260           $ 4,251,878
                                                                    ===========           ===========


See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                           Nine Months Ended
                                                             June 30,                                      June 30,
                                                             --------                                      --------
                                                    1998                   1997                   1998                   1997
                                                ------------           ------------           ------------           ------------
NET SALES                                       $     79,257           $     88,013           $    163,836           $    771,117

Cost of goods sold                                    93,978                 79,610                378,497                624,098
                                                ------------           ------------           ------------           ------------

GROSS PROFIT (LOSS)                                  (14,721)                 8,403               (214,661)               147,019
                                                ------------           ------------           ------------           ------------

OPERATING EXPENSES:
      Selling, general and administrative            567,469                356,529              1,546,026                971,233
      Research and development                       269,210                190,163                745,318                395,771
                                                ------------           ------------           ------------           ------------

Total operating expenses                             836,679                546,692              2,291,344              1,367,004
                                                ------------           ------------           ------------           ------------

Loss from operations                                (851,400)              (538,289)            (2,506,005)            (1,219,985)
                                                ------------           ------------           ------------           ------------

OTHER INCOME (EXPENSES)
      Interest income                                 29,334                     --                113,946                     --
      Interest expense                                    --                     --                     --                   (158)
      Non-cash interest expense                           --                (14,477)                (6,555)              (139,677)
      Other                                               --                  8,832                 15,000                 14,257
                                                ------------           ------------           ------------           ------------

Total other income (expense)                          29,334                 (5,645)               122,391               (125,578)
                                                ------------           ------------           ------------           ------------

Loss before taxes on income                         (822,066)              (543,934)            (2,383,614)            (1,345,563)

Taxes on income                                           --                     --                     --                     --
                                                ------------           ------------           ------------           ------------

NET LOSS                                        $   (822,066)          $   (543,934)          $ (2,383,614)          $ (1,345,563)
                                                ============           ============           ============           ============

BASIC NET LOSS PER SHARE
  OF COMMON STOCK (NOTE 3)                      $      (0.07)          $      (0.06)          $      (0.22)          $      (0.15)
                                                ============           ============           ============           ============

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                       11,250,244              9,550,807             10,733,524              9,118,393
                                                ============           ============           ============           ============


See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH                                                Nine Months Ended
                                                                               June 30,
                                                                      1998                  1997
                                                                  -----------           -----------
OPERATING ACTIVITIES:
      Net loss                                                    $(2,383,614)          $(1,345,563)
      Adjustments to reconcile net loss
      to cash used in operating activities:
          Amortization and depreciation                                99,826                69,754
          Warrants issued for services                                     --                 4,500
          Non-cash interest on long-term debt                           6,555               128,914
          Compensation and services paid in common stock              162,528               137,707
          Inventory and loss accrual                                  160,000                    --
          Changes in operating assets and liabilities:
              Prepaid expenses and other                              (23,297)               44,396
              Trade accounts receivable                               187,089                22,561
              Inventories                                             (36,417)               (4,247)
              Accounts payable and accrued expenses                   110,776              (214,514)
              Accrued interest on long-term debt                           --                10,763
                                                                  -----------           -----------
Net cash provided by (used in) operating activities                (1,716,554)           (1,145,729)
                                                                  -----------           -----------
INVESTING ACTIVITIES:
      Purchase of equipment                                           (73,452)             (195,039)
      Purchase of other assets                                        (82,255)              (62,378)
                                                                  -----------           -----------
Net cash provided by (used in) investing activities                  (155,707)             (257,417)
                                                                  -----------           -----------
FINANCING ACTIVITIES:
      Proceeds from exercise of stock warrants                        136,250                20,000
      Proceeds from exercise of stock options                         196,343               325,250
      Proceeds loaned on notes receivable - officers for
         option exercise                                                   --              (173,150)
      Principal payments on notes receivable  - officer                    --                20,000
      Proceeds from convertible notes                                      --             1,000,000
                                                                  -----------           -----------
Net cash provided by (used in) financing activities                   332,593             1,192,100
                                                                  -----------           -----------

Increase (decrease) in cash                                        (1,539,668)             (211,046)

CASH, BEGINNING OF PERIOD                                           3,338,458               657,331
                                                                  -----------           -----------

CASH, END OF PERIOD                                               $ 1,798,790           $   446,285
                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
      Interest                                                    $        --           $       158
Non-cash financing activities:
      Convertible notes exchanged for common stock                $   375,000           $   325,000
      Interest paid by issuance of common stock                        18,206                    --




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

The Company's plan of operation for the next twelve months is to introduce to market the Company's patent-pending sound and acoustics technologies, continue research and development on proprietary existing and new technologies and distribute its new line of portable electronic products. The Company expects to incur additional operating losses primarily as a result of research and development and marketing costs for its sound and acoustics technologies known as Stratified Field Technology(TM) ("SFT(TM)"), Hypersonic Sound Technology(TM) ("HSS(TM)") and other technologies. The Company anticipates that the introduction to market of its sound and acoustics technologies will require increased personnel, patent preparation and filing fees and operating costs. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

At the current rate of expenditures, the Company believes it will require approximately $750,000 in additional funds during the next twelve months. Management believes these funds may be generated from operations but there can be no assurance thereof. These estimates are subject to significant variability and change due to management decisions regarding technology development and marketing, operations and the result of factors beyond management's control. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

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

3. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options and warrants to purchase 1,331,800 shares of common stock were outstanding at June 30, 1998 and stock options, warrants and convertible debt exercisable into 1,416,432 shares of common stock were outstanding as of June 30, 1997. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods. All prior period loss per share data is presented in conformity with the requirements of SFAS No. 128.

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

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 1998:

          Finished goods                                        $ 44,200
          Work in process                                          8,005
          Raw materials                                           14,027
                                                                --------

                                                                $ 66,232
                                                                ========

6. INVESTMENT SECURITIES

The Company's investment securities consists of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At June 30, 1998 the Company's market value of available for sale securities consisted of:

                                                         Gross             Estimated
                                                       Unrealized             Fair
                                         Cost            Gains               Value
                                         ----            -----               -----
           Common stock                  $203           $26,630             $26,833

7. LONG-TERM DEBT

During the nine month period ended June 30, 1998 the Company's $375,000 of unsecured 6% convertible subordinated promissory notes due March 1, 1999 and accrued interest of $18,206 were converted into 128,459 common shares.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

8. STOCKHOLDERS' EQUITY
The following summarizes equity transactions for the nine months ended June 30, 1998:


                                                                          Common Stock
                                                                          ------------                 Preferred Stock
                                                        Common           (Par Value and                ---------------
                                                        Shares          Paid in Capital)           Shares              Dollars
                                                     -----------        ---------------          -----------         -----------
Balance October 1, 1997                                9,758,779          $ 4,666,133              350,000           $ 3,321,153
Stock issued on conversion of convertible
  6% notes                                               122,494              375,000                   --                    --
Stock issued for interest on convertible 6%
  notes                                                    5,965               18,206                   --                    --
Stock issued on conversion of warrants                   215,000              136,250                   --                    --
Cashless exercise of warrants                            106,029                   --                   --                    --
Stock issued on exercised stock options                  150,300              196,343                   --                    --
Common stock issued on conversion of
  Series A Convertible Preferred Stock                   974,197            3,321,153             (350,000)           (3,321,153)
Common stock issued for compensation
  and services                                             8,000               37,273                   --                    --
                                                     -----------          -----------          -----------           -----------
Balance June 30, 1998                                 11,340,764          $ 8,750,358                   --                    --
                                                     ===========          ===========          ===========           ===========


The following table summarizes information about stock option activity during the period ended June 30, 1998:

                                                       Weighted Average
                                         Shares        Exercise Price
                                         ------        --------------
Outstanding October 1, 1997            1,672,500           $3.79
  Granted                                246,600           $7.23
  Canceled/expired                      (742,000)          $5.81
  Exercised                             (150,300)          $1.31
                                       ---------
Outstanding June 30, 1998              1,026,800           $3.52
                                       =========
Exercisable at June 30, 1998             843,733           $2.67
                                       =========

The following table summarizes information about stock options outstanding at June 30, 1998:

                                            Weighted
                                            Average      Weighted                         Weighted
   Range of               Number            Remaining    Average         Number           Average
   Exercise            Outstanding         Contractual   Exercise       Exercisable       Exercise
   Prices              at 06/30/98           Life         Price        at 06/30/98         Price
--------------         -----------         ----------    ------        ------------       ---------
  $0.50-$0.55             480,000            2.65        $ 0.52            480,000          $ 0.52
  $2.00-$2.15               8,500            0.05          2.04              8,500            2.04
  $3.59-$4.48             217,000            3.90          3.27            103,333            4.08
  $4.98-$5.90             210,000            5.81          4.03            205,000            5.83
        $7.81              61,300            2.76          7.81             46,900            7.81
       $16.00              50,000            4.26         16.00                -0-              --
--------------          ---------          ------        ------          ---------          ------
$ 0.50-$16.00           1,026,800            3.52        $ 3.13            843,733          $ 2.67
==============          =========          ======        ======          =========          ======

At June 30, 1998 the Company had the following warrants outstanding, each exercisable into one common share:

               Number                      Exercise Price             Expiration Date
               ------                      --------------             ---------------
               50,000                           $5.00                 March 1, 2000
              175,000                           $7.50                 August 1, 2000
               60,000                           $5.00                 February 5, 2000
             --------
              305,000
             ========

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


9. INCOME TAXES

At June 30, 1998, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,600,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

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

OVERVIEW

The Company is focusing on completing development and commercializing its patent-pending Stratified Field Technology ("SFT") and Hypersonic Sound Technology(TM) ("HSS") sound reproduction technologies. The SFT technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. HSS technology employs a laser-like beam to project sound to any listening environment. The Company has entered into working agreements with three global consumer product companies for HSS and one license for SFT technology. The Company's strategy is to enter into additional arrangements with the goal of establishing additional definitive licensing or supply agreements. There can be no assurance the Company will be successful in commercially exploiting the SFT or HSS technology.

From 1988 to early 1992 the Company was inactive. In early 1992 the Company commenced its current business activities related to electronic products and technologies and in 1996 commenced development of its acoustical technologies.

The HSS technology has not been developed to the point of commercialization and SFT has only recently been licensed for the first time. There can be no assurance that commercially viable systems can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond the Company's control. The Company has not generated any significant revenues from its SFT or HSS technology to date.

In June 1998 the Company executed its first license agreement on its SFT technology with Authentic, Ltd. providing for initial license payments of $250,000 based on the achievement of certain milestones and for future minimum royalties. Although management believes this license agreement has the potential for significant future royalties, the realization thereof is subject to successful product implementation and acceptance.

The Company's various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable SFT and/or HSS products or that, if available, such products will perform on a cost-effective basis, or that, they will achieve market acceptance. The Company is also developing its patented and patent-pending GPS and jet engine noise reduction technologies.

The future of the Company is largely dependent upon the success of the SFT and/or HSS technology, other technologies or the development of new technologies. The Company invests significant funds in research and development and on patent applications related to its proprietary technologies. There can be no assurance the Company's technologies will achieve market acceptance sufficient to sustain the Company or achieve profitable operations. See also "Business Risks" below.

To date substantially all of the Company's revenues have been derived from portable consumer electronic products. In the first quarter of fiscal 1998 the Company began phasing out its ear radio line and sourcing a line of miniature radios and portable consumer electronic products manufactured by others to be marketed and distributed by the Company. The Company terminated ear radio production in the second fiscal quarter and included in cost of sales is a $160,000 charge for the write-off of obsolete parts inventory and writedown of finished goods. The Company also terminated its mini-headphone radio development to focus on sourced products and the Company's acoustical technologies. The Company has sourced a total of eight portable electronic products (including FM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. The Company's market focus is in North America. The Company intends to inventory finished goods as well as provide direct factory shipment to certain customers. The Company recently obtained initial purchase orders and commenced shipments during the third fiscal quarter ending June 30, 1998.

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

There can be no assurance that the new line of sourced radios and other products can be marketed successfully. As a result, the Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year.

RESULTS OF OPERATIONS

Net sales for the nine months ended June 30, 1998 were $163,836, a 79% decrease from the first nine months of the prior year. Substantially all sales in both periods were from radio products. Sales for the three months ended June 30, 1998 were $79,257 compared to $88,013 for the comparable prior period. Sales in the first nine months of fiscal 1998 included sales to several new large chain retailers and the significant decrease in the current nine month period reflects the phasing out and termination of the ear radio line. Future portable electronic product sales are expected to consist of the new line of sourced products manufactured by others. The Company anticipates significantly lower portable consumer electronic product sales in the current fiscal year compared to the prior year. Sales are also subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Management believes, but there can be no assurance, that with the marketing and distribution of sourced higher margin portable electronic products that it can achieve better results over time with a broader product line than achieved in the past. There can be no assurance that the planned new product line can be successfully introduced to market.

Cost of sales for the nine months ended June 30, 1998 were $378,497 resulting in a gross loss of $214,661. Cost of sales for the three months ended June 30, 1998 were $93,978 and the gross loss was $14,721. Included in the cost of sales for the current year was $160,000 for the write-off of obsolete parts inventory and writedown of finished goods to be liquidated. In the prior year the Company recorded a gross margin of $147,019 for the first nine months and $8,403 for the third fiscal quarter. The current year gross loss is the result of the phasing out of the ear radio product line and included special close-out pricing to reduce inventory levels as well as the $160,000 charge. Until the new products are introduced in volume there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Research and development costs for the nine months ended June 30, 1998 were $745,318 compared to $395,771 for the comparable nine months of the prior year. The $349,547 increase resulted primarily from an increase in HSS and SFT technology development activities and related personnel and component costs. Personnel costs increased $260,000 in the current period due to additional research employees and component and equipment costs increased by $58,000 due to the increased level of activity in the current period. Research and development costs increased from $190,163 in the third quarter of the prior year to $269,210 in the third fiscal quarter of 1998 reflecting the increased personnel and activity.

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

Selling, general and administrative expenses increased from $971,233 for the nine months ended June 30, 1997 to $1,546,026 for the nine months ended June 30, 1998. The $574,793 increase included a $290,000 increase in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel, a $97,000 increase in outside marketing and professional services, a $75,000 increase in occupancy related costs due to a new leased facility and increased personnel and a $45,000 increase in legal and audit costs related to financing and pre-licensing activities. Selling, general and administrative expenses increased to $567,469 in the third quarter compared to $356,529 in the prior year's comparable third quarter as a result of the increased costs outlined above. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1998 due to the additions of senior executive and marketing personnel, the expanded facility and related operations. Management anticipates hiring additional licensing and marketing personnel during the current fiscal year which will further increase selling, general and administrative expenses.

As a result of the above factors, the Company experienced a loss from operations of $2,506,005 during the nine months ended June 30, 1998, compared to a loss from operations of $1,219,985 for the comparable nine months ended June 30, 1997. The operating loss for the third fiscal quarter of 1998 was $851,400 compared to $538,289 for the prior year's third quarter. The increase in the operating losses resulted primarily from the increases in research and development costs and increases in selling, general and administrative costs associated with the SFT and HSS technology combined with the gross loss from product sales.

During the nine months ended June 30, 1998, the Company recognized interest income of $113,946 from the increased cash on hand and also realized a $15,000 gain from the sale of the Company's royalty interest in EarPHONE technology. During the first nine months the Company incurred $6,555 of noncash interest paid in common shares related to outstanding 6% convertible notes.

As a result of the above factors, the Company reported a net loss of $2,383,614 for the nine months ended June 30, 1998, compared to a net loss of $1,345,563 for the nine month period ended June 30, 1997. The Company has federal net loss carryforwards of approximately $3,600,000 for federal tax purposes expiring through 2011. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,145,729 for the fiscal year ended September 30, 1997 and $1,716,554 for the nine months ended June 30, 1998. During the nine months ended June 30, 1998, the net loss of $2,383,614 included non-cash expenses of $428,909 resulting in an adjusted net cash loss of $1,954,705. In addition to this amount of $1,954,705, cash was used in operating activities through an increase in prepaid expenses and other of $23,297 and an increase in inventories of $36,714, as adjusted. Operating cash was provided by a $187,089 reduction in accounts receivable and a $110,776 increase in accounts payable and accrued liabilities.

At June 30, 1998 the Company had accounts receivable of $120,085 as compared to $307,174 at September 30, 1997. The reduction in receivables is a direct result of the significantly reduced sales in the first two quarters from the phasing out of the ear radio product line. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the nine months ended June 30, 1998, the Company used approximately $73,000 for the purchase of laboratory equipment and made an $82,000 investment in patents and new patent applications. The Company estimates a significant level of investments in patents in fiscal 1998 and requirements for additional equipment for developing SFT, HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At June 30, 1998 the Company had working capital of $1,779,532 and at September 30, 1997, the Company had working capital of $3,719,807. The reduction is the result of the Company's operating loss and cash used in operating activities.

Since the Company's reorganization in January 1992 and through June 30, 1998, the Company has financed its operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of NCI.

Other than cash of $1,798,790 at June 30, 1998 and the NCI shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for its SFT and HSS technology and other products and technologies. The timing and amounts of the Company's expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of the SFT and HSS technology will require increased personnel and operating costs. At the current rate of expenditures, without any contribution from product sales or technology exploitation, the Company estimates it will require approximately $750,000 of additional funding during the next twelve months. Management believes that operations during the next twelve months may be able to generate the required funds, but there can be no assurance thereof. Management's estimates are subject to significant variability and change due to decisions regarding technology development and marketing, operations and the result of outside factors. Should additional funding be required there can be no assurance of its availability nor the terms thereof. The long-term success of the Company is dependent upon achieving a level of revenues adequate to support the Company's capital and operating requirements.

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

PART II.       OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's fiscal 1997 Annual Meeting of Stockholders held on April 24, 1998 the following individuals, constituting all of the members of the Board of Director were elected: Dale Williams, Elwood G. Norris, Richard M. Wagner, Joel
A. Barker, Cornelius J. Brosnan.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1.     Election of Directors:

                                 Affirmative Votes        Negative Votes       Votes Withheld
                                 -----------------        --------------       --------------
Dale Williams                        6,121,512                 -0-                2,843,817
Elwood G. Norris                     8,960,729                 -0-                    4,600
Richard M. Wagner                    8,961,329                 -0-                    4,000
Joel A. Barker                       8,961,729                 -0-                    3,600
Cornelius J. Brosnan                 8,959,609                 -0-                    5,720


2.     To Approve the Company's 1997 Stock Option Plan.

          Affirmative Votes           Negative Votes      Votes Withheld
          -----------------           --------------      --------------
            8,702,354                    219,597              26,865

3. To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 1998.

          Affirmative Votes           Negative Votes      Votes Withheld
          -----------------           --------------      --------------
             8,954,431                   21,339              20,500

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are filed with this Form 10-QSB:

        10.18 Agreement dated as of June 1, 1998, between the Company and Authentic, Ltd. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 406)

        27      Financial Data Schedule

(b) Reports on Form 8-K

By Form 8-K report dated June 29, 1998, the Company reported an Item 5 event related to the Resignation of Dale Williams.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN TECHNOLOGY CORPORATION


Date: August 10, 1998                   By: /s/ ROBERT PUTNAM
                                            ------------------------------------
                                            Robert Putnam, Vice President,
                                            Treasurer and Director
                                            (Principal Financial and
                                            Accounting Officer and duly
                                            authorized to sign on behalf
                                            of the Registrant)