Form 10KSB
period 1998-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1998-12-29
CIK 924383

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for its most recent fiscal year were $244,758.

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 18, 1998 was approximately $39,716,000 based on an average of the closing bid and ask price of $4.98 as reported on the NASD's OTC Electronic Bulletin Board system.

At December 28, 1998, 11,376,314 shares of common stock, par value $.00001 per share, were outstanding, and 172,750 shares of Series B Preferred Stock, par value $.00001 per share, were outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

                                TABLE OF CONTENTS


                                     PART I

                                                                                  PAGE
ITEM 1.  Description of Business                                                    2
ITEM 2.  Description of Property                                                   13
ITEM 3.  Legal Proceedings                                                         13
ITEM 4.  Submission of Matters to a Vote of Security Holders                       13

                                     PART II

ITEM 5.  Market for Common Equity and Related
           Stockholder Matters                                                     13
ITEM 6.  Management's Discussion and Analysis or Plan of Operation                 14
ITEM 7.  Financial Statements                                                      20
ITEM 8.  Changes in and Disagreement with Accountants on
           Accounting and Financial Disclosure                                     20

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                       20
ITEM 10. Executive Compensation                                                    22
ITEM 11. Security Ownership of Certain Beneficial Owners and Management            24
ITEM 12. Certain Relationships and Related Transactions                            25
ITEM 13. Exhibits, Lists and Reports on Form 8-K                                   25

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

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

American Technology Corporation (the "Company" or "ATC") develops, markets and licenses proprietary sound reproduction and other electronic technologies. ATC's primary business is the marketing of two proprietary sound reproduction technologies, (i) SFT(TM), Stratified Field Technology and (ii) HSS(TM), HyperSonic Sound technology. The Company also markets a line of portable consumer electronic products under its own label.

SFT is an advanced speaker technology sharing certain characteristics of electrostatic speakers, which are known for very high sound quality and low distortion. Electrostatic speakers are generally large, expensive speakers employing a thin plastic film to radiate sound. ATC's SFT consists of several high performance, non-magnetic flat panel speaker designs with a favorable size/low bass response relationship. Unlike traditional electrostatic speakers, SFT can be economically and easily manufactured in small to large sizes in variety of thin formats and shapes.

The HSS technology creates a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A proprietary electronic process causes an ultrasonic beam to interact in mid-air producing wide spectrum audio along the beam. The sound beam has a very high degree of directionality and maintains sound volume over longer distances than traditional methods of sound reproduction.

ATC's objective is to be a leader in developing, marketing and licensing sound reproduction technologies that address large and expanding domestic and international consumer electronics markets. ATC seeks to have its SFT and HSS technologies become important alternatives to conventional loudspeakers in target market segments. ATC believes that it is becoming increasingly difficult for manufacturers to differentiate their sound reproduction electronic products to offer consumers new choices. ATC also believes the rapid emergence of flat panel computer and television monitors and the growing computer multimedia market provides growing new opportunities for SFT.

Although SFT and the HSS technology are still in development, ATC has commenced initial marketing and licensing activities primarily focused on SFT. During fiscal 1998 (year ended September 30, 1998) ATC entered into its first SFT licensing agreement with Authentic Ltd. of Japan ("Authentic") and entered into several HSS technology evaluation agreements. In August 1998, ATC obtained an initial military contract for $20,000 to evaluate an application of the HSS technology. ATC is seeking additional governmental and military contracts related to the HSS technology. In June 1998, musician Ray Charles agreed to serve as a spokesperson for certain SFT flat panel speaker models for ATC or OEM (original equipment manufacturer) customers. However, other than a non-refundable $50,000 progress payment on the Authentic license agreement, ATC has not realized any significant SFT or HSS technology-related revenues to date. The marketing of portable consumer electronic products provided substantially all revenues during fiscal 1998 and 1997. There can be no assurance ATC will realize any future SFT license or royalty fees from Authentic or from other sources or realize any HSS technology revenues in the future.

ATC owns other electronic technologies in various stages of development. ATC's SFT and HSS technology were both principally invented by ATC's Chief Technology Officer, Elwood G. Norris. Mr. Norris also invented ATC's Global Positioning System ("GPS") technology providing improved searching and tracking features for objects or persons and the Engine Plasma Displacement ("EPD") technology providing a method for jet engine noise reduction. ATC's GPS technology includes two U.S. patents and the EPD technology includes one pending patent application. ATC is not presently devoting resources to exploiting these two technologies.

During fiscal 1998 ATC discontinued marketing its patented miniature ear radios and began marketing a new line of American Technology Corporation labeled portable consumer electronic products, primarily sourced from foreign manufacturers. At November 30, 1998 ATC was marketing and distributing eleven portable consumer electronic products with retail prices ranging from $9.99 to $51.99.

ATC was incorporated in the State of Utah on February 11, 1980 as Chasko, Inc. and on April 7, 1982 its name was changed to American Technology Corporation. From its inception to 1988, ATC was engaged in electronic product development. From 1988 to early 1992, ATC was inactive due to inadequate financial resources. In early 1992 ATC was brought into good standing and restructured. There were no changes to management resulting from this re-activation. On June 19, 1992 ATC redomiciled from the State of Utah to the State of Delaware.

Since the 1992 restructuring, Company operations have focused on developing its various technology assets. ATC's shares trade in the over-the-counter market on the National Association of Securities Dealers OTC Bulletin Board system under the symbol "ATCO." ATC's address is 13114 Evening Creek Drive South, San Diego, California, and its telephone number is 619-679-2114. Its Internet site is located at www.atcsd.com.

SOUND REPRODUCTION INDUSTRY OVERVIEW
The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to re-create the top end of the audio spectrum, to mid-range speakers and woofers to address the lower frequencies. Conventional loudspeakers generally are direct radiating - they are fundamentally a piston-like device designed to directly pump air molecules into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been few fundamental changes in speaker design or in the way electrical impulses are converted to sound. During this period, electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, ATC believes loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion.

Loudspeakers are used in televisions, radios, telephones, computers, automobiles, and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert sound systems, loudspeakers encompass a wide range in size, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers. ATC believes the lack of fundamental innovation and the diversity and size of the loudspeaker market presents an opportunity to introduce new sound technology that will appeal to consumers and be cost-effective for manufacturers.

The rapid emergence of flat panel computer and television monitors and the growing multimedia computer market provides opportunities for thin flat panel speaker designs. In its infancy, the market for computer flat panel monitors is expected to grow from $1 billion in 1998 factory sales to $19 billion in 2002 according to Stanford Resources, Inc. Recently several companies have introduced flat panel speaker designs (see "Competition") to benefit from this trend and for other applications such as wall-mounted picture speakers. ATC believes these new products suffer a variety of limitations and none have yet achieved significant dollar volume. However, ATC believes the introduction of these new products has increased market awareness of new speaker designs and the benefits of thin flat panel speaker designs.

ATC'S SOUND SOLUTIONS
Stratified Field Technology, or SFT, is a new flat, thin, non-magnetic loudspeaker design featuring a flexible format providing high quality performance for a wide variety of applications. The term Stratified Field relates to the multiple layers of materials employed in the design. ATC currently has three distinct SFT designs employing plastic film as the direct radiating element. ATC believes the three SFT designs offer advantages over existing electrostatic, planar magnetic and magnetic actuated panel designs generally associated with flat speakers (see "ATC's Technologies" below).

ATC believes its patent-pending SFT will compete with other flat panel and conventional speakers. SFT has a competitive cost of construction, as compared to its quality of sound reproduction. SFT can be manufactured flat or can be shaped into curves, cylinders and spheres, providing unique product design opportunities for consumer product manufacturers. SFT eliminates the costs and constraints of the normal "box" associated with loudspeakers and permits the use of creative industrial designs for new products. ATC believes SFT will be competitive on quality, pricing, design opportunities, form factor and reduced size primarily due to elimination of the speaker box. The following SFT attributes compare well on a competitive basis to conventional and other flat panel loudspeaker designs:

        Performance Attributes

         - Consistent radiation movement over the entire surface resulting in low distortion, smooth frequency response and low coloration of sound

         -  Smooth, flat frequency response across the effective sound range

         -  Low bass response compared to comparable size flat panels

         -  Accurate imaging and high sound quality o Low mechanical vibration

         - Loss-less load (no heat is produced regardless of sound pressure level)

         - No constraint on the ratio of height to width. Ability to curve and shape the speakers to produce new product designs.

         Physical Attributes

         - Flat, thin physical format - as thin as 5 mm over the entire surface with no protruding actuater drive mechanism

         -  Non-magnetic design employs no magnetic fields


         -  Low moving mass producing minimal vibration

         -  No requirement for a speaker box or enclosure

         -  Radiating surface can be curved, shaped or cylindrical

         -  Low overall weight

         Manufacturing Benefits

         - Simple manufacturing process with robust design for manufacturability

         -  High fidelity to cost ratio

         -  Variable dimensions to meet custom application requirements

         -  Multiple product mounting options

         -  Low component and manufacturing costs

The above properties of SFT are expected to offer advantages for products such as flat panel video displays, laptop computers, home audio and theater systems, installed sound reinforcement, professional monitors, high-fidelity speakers, automotive systems and other applications requiring physically flat or thin (in the case of curved) panels but with high-quality audio performance.


ATC's HSS technology utilizes a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patent-pending process creates an ultrasonic wave that interacts in mid-air to produce wide spectrum audio. Since traditional loudspeaker system elements such as voice coils, magnets, cones/diaphragms, crossover networks, baffles and speaker enclosures are eliminated, ATC believes HSS technology offers quality sound while using little space and low weight. The sound produced by the HSS technology is significantly more directional over greater distances with less volume loss than traditional sound reproduction methods thereby offering a number of application advantages to users.

ATC believes its HSS technology, comprised of the combination of proprietary electronics and custom ultrasonic emitters (specialized ultrasonic devices essentially taking the place of the radiating element of a loudspeaker) offers a number of possible advantages:

         - Wide audible band coverage with a small device - no woofer, mid-range and tweeter addition is expected to be required in most applications

         - Sound quality that is less dependent on the size of the emitting face or speaker enclosure

         -  Elimination of the need for a speaker enclosure

         -  Reduction of the effect of room acoustics on sound quality

         -  Improved phase coherency (frequency time alignment)

         - Ability to manipulate or selectively position or diffuse the source of sound

         -  Ability to deliver a beam of sound over long distances

         -  Elimination of magnets, their weight and adverse effects

         -  Elimination of feedback in professional applications

ATC believes its technologies offer important competitive advantages for its original equipment manufacturers ("OEMs") and features that are important to consumers. However, there can be no assurance SFT and HSS technology advantages can be successfully implemented commercially or will achieve market acceptance.

COMPANY STRATEGY
ATC's marketing of its sound technologies continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from prospective users of the technologies. Rather than broadly licensing large market segments or industries, ATC is focusing its efforts on OEMs desiring to implement SFT or the HSS technology in specific products. ATC's strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets. ATC believes this strategy will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in establishing and maintaining SFT and HSS technologies.

ATC intends to implement a branding strategy to make SFT and HSS synonymous with innovative, high-quality sound reproduction. ATC believes that positioning itself as a licensor of the SFT and HSS technology and establishing technology collaboration arrangements with contract and OEM manufacturers will facilitate the rapid adoption of the SFT and HSS technologies. ATC is focusing its primary marketing efforts towards introducing its SFT technology. Key elements of ATC's strategy include:

      1. Build on technical achievements to allow licensees to produce commercially viable products for consumers. ATC is converting its prototypes into designs and materials that licensees can use to produce commercially viable sound reproduction systems to meet consumer demand across a variety of targeted market segments. ATC expects to make continued improvements in its designs to benefit licensees.

      2. Expand patent coverage. ATC has filed multiple patent applications worldwide and expects to continue to file amendments, continuations and additional patents as development progresses. Management believes the scope and breadth of its patents will be an important factor in the exploitation of its sound reproduction technologies.

      3. Implement a segmented and flexible licensing approach. ATC has developed a segmented licensing approach to target individual fields of use for SFT and HSS technologies. The approach also includes developing one or more manufacturing partners to supply product to those OEMs not wishing to license and produce the technology. Manufacturers of electronic components will be offered licenses to produce SFT or HSS speakers. ATC may sell key components or materials and also may sell electronic components to make electronic implementation simpler.

      4. Identify and determine market segment needs. ATC has identified and is focusing its SFT marketing and licensing efforts on four initial fields of use (a) computer multimedia (b) high-end televisions, (c) consumer home audio, and (d) professional audio. ATC is working with manufacturers in each of these fields of use to identify market requirements for the SFT technology. ATC believes that its SFT technology can become an important competitive feature for manufacturers and can also enable such manufacturers to achieve premium price or premium margins for their products. ATC is focusing HSS technology marketing efforts primarily towards military and governmental contracts to further develop and fund the technology. Upon development of commercial emitters, ATC believes the HSS technology will have applications in the four segments above as well as in communications and other markets.

      5. Establish cross segment relationships to facilitate standards. ATC believes that successful implementation of SFT and the HSS technology requires the cooperation of manufacturers of electronic components. ATC believes that developing standards will accelerate adoption of the technologies across targeted fields of use. Therefore ATC is targeting long-term relationships with multiple entities to provide a competitive advantage in protecting ATC's market position.

      6. Support licensees and develop a market position. ATC intends to support its licensees and manufacturers with technical support and an ongoing research and development effort. ATC intends to require branding of SFT and HSS devices to create and build consumer awareness.

ATC's strategy is to develop strategic arrangements with manufacturers in the targeted fields of use with limited exclusivity to accelerate implementation and market introduction and to allow the selected manufacturers to differentiate product offerings from competitors. Although ATC anticipates generating a significant portion of its revenues from licensing and royalties or arrangements with contract manufacturers, ATC may also directly produce and sell SFT and HSS materials or components. There can be no assurance that ATC can be successful in implementing its Company strategies or commercializing its sound technologies. See "Management's Discussion and Analysis or Plan of Operation - Business Risks."

ATC'S TECHNOLOGIES

SFT Technology
Several designs of direct radiating speakers are currently associated with thinner or flat products. These include electrostatic speakers, planar magnetic speakers and magnetic actuated panel speakers. An electrostatic loudspeaker generally employs a diaphragm (generally a thin plastic film) which is tensioned between two conductive planes. A charge is applied to the diaphragm and charges are alternated between the two conductive planes to move the diaphragm thus moving air to create audible tones. Based on the size of the device and the speed of the movement of the diaphragm, various sound pressure levels and frequencies are produced.

Generally electrostatic speakers are:
        -      quite large in order to produce low frequencies
        - difficult to manufacture due to high tolerances, resulting in high cost
        -      low in distortion, high in sound quality - the chief advantages

A planar magnetic loudspeaker combines some aspects of traditional direct radiating speakers and electrostatic designs. In the traditional planar design, conducting wires are imbedded in the large plastic film or sheet, and magnets are employed to create a magnetic field around the sheet to radiate sound similar to an electrostatic speaker. Planar speakers are also generally expensive and difficult to produce. A new flat panel design employs a magnetic actuater or exciter to excite a rigid panel to radiate sound. This method has recently been introduced in multi-media and home audio systems.

In February 1998, ATC announced the invention of SFT which was derived from ATC's HSS technology development. SFT is both a departure from and a significant improvement on electrostatic designs. While employing plastic film as the primary radiating sound element, ATC's SFT designs are distinct from traditional electrostatic, planar magnetic or magnetic actuater speaker designs. New materials and methods are employed to overcome some of the limitations of electrostatic, planar magnetic and magnetic actuater speaker designs. The Company expects SFT to compete with conventional loudspeakers due to its economics and ease of manufacture in a variety of thin sizes and shapes. To date, ATC has divided its SFT developments into three separate designs. For internal purposes, one design is referred to as PicoSonic(TM) and the other two as the laboratory initials, BT and BBS. ATC believes each design has attributes that may benefit OEMs in target applications. ATC has filed multiple patent applications on its SFT technologies.

ATC has produced prototypes of its SFT designs and is developing specifications, manufacturing methods and technology transfer documentation. ATC believes SFT is commercially viable technology and recently commenced marketing SFT to prospective OEM licensees.

HSS Technology
HSS technology is partially based on a phenomenon in music known as Tartini tones, which were first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. Although others have experimented with these principles in the past, ATC believes it has created novel and proprietary methods to efficiently use this concept to produce sufficient sound volume and quality capable of being commercially exploited. ATC's technology and processes are the subject of multiple pending patents.

HSS technology employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry intelligence (e.g. music, voice), and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but is actually created within the beam of ultrasonic energy being emitted. Accordingly, if the beam is directed towards a wall, the sound emanates from the surface of the wall, and if the beam is directed to a person, the sound emanates from the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate at the same rate over distance as it does with traditional speakers, providing greater volume at selected distant points with less energy.

HSS technology uses ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy). Certain crystals, and ceramics and other materials, known as piezoelectric elements, produce high frequency movement when voltage is supplied. These piezoelectric elements are used to emit ultrasonic energy in applications such as sonar, ultrasonic cleaning, industrial inspection and medical ultrasound. Such ultrasonic devices are incapable of producing frequencies in the audible range. However, ATC has developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound in the air. ATC believes its ultrasonic emitters can be designed and configured in a variety of designs, shapes and sizes to produce desired effects in commercial applications.

Ultrasonic emission is currently employed in a wide variety of medical applications where it is directly coupled to the body rather than air. ATC's technology uses relatively small amounts of ultrasonic sound energy which dissipates or is absorbed rapidly in the air. ATC employs frequencies above those that may be harmful to pets, but within those used by medical devices. ATC believes that the frequencies and amount of energy employed in the HSS technology is harmless. ATC also believes the emission of such frequencies is not subject to U.S. governmental regulation. ATC's use of ultrasonic frequencies to carry intelligence is compatible with traditional recording and transmission technology.

ATC acquired the basic concepts of HSS technology (previously called Sonic Generator technology) from Mr. Norris in 1992. During fiscal 1996 and 1997, ATC devoted a significant portion of its research and development activities to HSS technology. In July 1996, ATC produced a laboratory proof-of-concept demonstration capable of producing sound in the air using ultrasonics. In October 1996, ATC produced a second generation portable demonstration system with improved electronics. In September 1997, ATC produced a portable stereo demonstration system. Commencing with the late 1997 invention of SFT, ATC devoted substantially all of its research and development efforts towards commercializing SFT as management believes it is more readily adaptable by OEMs. Because of this shift in focus, during fiscal 1998, ATC's limited HSS technology development efforts focused on expanding the patent portfolio and designing, developing and testing ultrasonic emitters.

ATC believes that custom ultrasonic emitters will be required to produce a commercially viable HSS technology sound system. ATC is working with multiple producers of ultrasonic devices to assist in developing custom emitters to ATC's specifications. Due to the current SFT development emphasis and the inherent risks in new technology development, there can be no assurance that commercially acceptable emitter designs and sources of materials will be available for prospective licensees in the near future or at all. The development of ATC's HSS technology has taken longer than anticipated by ATC's management and could be subject to additional delays.

Portable GPS Technology
In late 1994, ATC innovated a proprietary method of tracking persons and objects utilizing GPS technology. ATC has developed a GPS design as a simple solution to
(1) finding another person or object or (2) finding a known location. The system employs GPS technology but doesn't require complicated longitude/latitude readouts, mapping software or recording and storing of previous locations and movements as used in most portable GPS devices. ATC has produced a proof-of-concept demonstration system utilizing the GPS technology. ATC owns two U.S. patents on its GPS designs. There can be no assurance the patents will provide meaningful protection of the GPS technology or that such patents will be commercially exploitable.

ATC has postponed further development on its GPS technology due to the significant competition and rapidly changing nature of the GPS equipment market. ATC believes that certain features of its GPS technology may be licensable to the GPS industry; however, no resources are currently be devoted to developing or marketing this technology.

EPD Technology
ATC has filed an initial U.S. patent application regarding its EPD technology, a new method and system for reducing noise in jet engines. This technology, invented by Mr. Norris, relates to canceling acoustic waves produced by a jet engine. Mr. Norris has previously performed rudimentary experiments on this technology; however, ATC has not yet developed a proof-of-concept device or demonstration. There can be no assurance that ATC's concepts will function as theorized or that any practical product or technology will ever result from the concepts. In addition, ATC has performed only limited competitive research and there can be no assurance that the concepts innovated by ATC are new or unique or that they are functionally better than existing and proposed methods for jet engine noise reduction.

ATC's strategy is to develop a proof-of-concept demonstration of the EPD technology and seek a collaborative arrangement to further develop this technology. Management has not developed a timetable for this project, nor has it identified personnel for further development. Although management believes there is a significant market for an improved system for jet engine noise reduction, there can be no assurance when or if the EPD technology can be exploited by ATC.

MARKETS AND LICENSING

SFT Markets
ATC has targeted four initial fields of use which include computer multimedia, high-end televisions, consumer home audio and professional audio systems.

The market for computer sound, primarily multimedia applications, is growing rapidly. According to John Peddie Associates, 1997 worldwide multimedia equipped desktop computer shipments were 81 million units. There is also a growing demand for improved sound in notebook and other small computers with worldwide shipments of 56 million units in 1997 according to Frost & Sullivan. In addition to OEM computer sound markets, there is a growing aftermarket for computer speakers. According to the Consumer Electronics Manufacturers Association (CEMA) 41% of multimedia computer owners bought speakers separately in 1997.

Flat panel computer monitors are expected to be an increasingly important category growing from less than 1 million units and $1 billion in worldwide factory sales projected for 1998 to over $19 billion in 2002 according to Stanford Resources, Inc. ATC believes limitations in size, sound quality and cost are critical factors in the computer sound market. ATC is targeting its non-magnetic, flat and thin SFT designs to offer size, cost and quality advantages to manufacturers and consumers in this rapidly growing market. The Company believes SFT has important attributes for the emerging flat panel monitor market to provide high quality sound in a thin format.

High-end televisions and home theater systems are growing segments of the consumer electronics market. Home theater audio systems include component and rack audio systems for the home as well as specifically targeted home theater systems. ATC intends to focus initially on manufacturers in the mid to high-end range of these segments. Home theater and large screen televisions are expected to experience continued growth from the introduction of the high-capacity DVD (digital versatile disc). According to CEMA, U.S. factory sales of televisions 25" and higher were $4.3 billion in 1997. Home theater speakers and speaker packages had U.S. factory sales of $246 million in the first half of 1998 according to CEMA.

The market for professional audio systems is also believed by the Company to be growing. Professional audio systems include systems used by studios and other professionals in the creation or production of audio and video material. The market for professional equipment includes stage speakers, sound modules, synthesizers, digital pianos and signal processing equipment among others. Cinemas, juke box systems and karaoke systems are also demanding increasingly high quality sound reproduction.

ATC believes its SFT technology will offer the home audio/video and professional markets improved full-spectrum sound source with less distortion.

HSS Markets
ATC is focusing HSS technology marketing efforts primarily towards military and governmental contracts to further develop and fund the technology. Upon development of commercial emitters, ATC believes the HSS technology will have applications in consumer and commercial markets including military applications, portable consumer electronics, hearing aids, headphones, cinema/theater, public address and outdoor sound systems and use with noise cancellation systems.

Licensing and Contracts
ATC seeks to execute its licensing strategy through its marketing and executive personnel and through a September 1997 business development and representation agreement with Teksel Co., Ltd. in Japan.

In June 1998, ATC executed its first license agreement on its SFT technology with Authentic which provides for initial license payments of $250,000 provided certain milestones are achieved by the Company and certain future minimum royalties. This agreement is exclusive in a narrow market segment and for a limited customer set. Although the implementation schedule, specified in the license agreement has been subject to delays, management believes the agreement has the potential for significant future royalties. The realization thereof is subject to successful SFT product implementation by Authentic and acceptance by Authentic customers. Management expects the agreement will be amended at a future date to reflect changes in scheduling and to modify certain royalty terms.

Other than an initial non-refundable $50,000 progress payment on the Authentic agreement, ATC has not realized any significant SFT or HSS technology revenues to date. In August 1998, ATC obtained an initial military contract for $20,000 from the U.S. Army Space and Missile Command to evaluate an application of the HSS technology. ATC is seeking additional governmental and military contracts related to the HSS technology. There can be no assurance ATC will realize any future SFT license or royalty fees from the Authentic agreement or from other sources or realize any HSS technology revenues in the future.

In addition to seeking OEMs to license SFT, ATC is seeking to develop supply agreements with contract manufacturers capable of supplying SFT speakers to OEM customer specifications. SFT technology is readily retrofitted to existing product designs and may offer advantages in new OEM product designs. Many OEMs source speaker products from outside vendors rather than manufacture such components. Accordingly, ATC's strategy is to develop a supply arrangement for such OEM customers that do not wish to license or manufacture. ATC believes there are a large number of contract manufacturers with facilities and capabilities to manufacture SFT speakers.

The HSS technology has not been developed to the point of commercialization due to delays in sourcing acceptable emitters. ATC has entered into non-binding working agreements with three global consumer product companies to explore the HSS technology. Further progress on these arrangements require new emitters. There can be no assurance that commercially viable HSS systems can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond ATC's control.

ATC's strategy is to enter into additional SFT licenses or supply agreements and further develop and exploit the HSS technology. There can be no assurance ATC will be successful in commercially exploiting the SFT or HSS technology.

CONSUMER PRODUCT SALES
To date substantially all of ATC's revenues have been derived from portable consumer electronic products. In the first quarter of fiscal 1998, ATC began phasing out its older ear radio line and began sourcing a line of miniature radios and portable consumer electronic products manufactured by others to be marketed and distributed by ATC. ATC terminated ear radio production in the quarter ended March 31, 1998. ATC has sourced a total of eleven portable consumer electronic products (including miniature FM, AM and solar radios) targeted for niche markets at retail prices ranging from $9.99 to $51.99. Sourcing is from four manufacturers on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. ATC's market focus is in North America.

ATC commenced shipments of sourced products during the quarter ended June 30, 1998. ATC inventories finished goods and provides direct factory shipment to certain customers.

ATC has designed and developed a mini-headphone radio (HeadGear) scheduled for introduction in early 1999. Incorporating ATC's patented ear radio technology, the HeadGear is smaller than similar headphone radio products currently on the market and offers additional features. The intended retail price range is $29.95 and up. This product will be manufactured for ATC by a foreign contract manufacturer. ATC has filed one additional patent application for this product. ATC has received opening orders from customers and placed opening purchase orders with its supplier. There can be no assurance this product will be successful.

Management continually seeks additional products and accessories developed by others for distribution. There can be no assurance ATC can obtain rights to manufacture and/or distribute any future products.

SELLING AND MARKETING
The Company's SFT and HSS technology marketing is directed by one sales and marketing officer and senior executive personnel. ATC has employed one agent, Teksel Co., Ltd. in Japan. The Company's marketing activities are directed at promoting the technology through industry press, at industry trade shows and related marketing activities. The Company's SFT and HSS technology sales activities are targeted at specific prospective OEMs.

The Company's marketing activities have resulted in a number of awards and press articles. In May 1997, the inventor of the HSS technology, Mr. Norris, was awarded the 1997 Discover Magazine Award for Technical Innovation in the sound category for ATC's HSS technology. Winners in a total of eight categories were selected from over 4,000 entries. The annual awards are designed to recognize and promote new technological innovations, and the winners are selected by an expert panel of judges. Winners were also featured in the July issue of Discovery magazine. In November 1997, HSS technology won a Popular Science 1997 "Best of What's New Award" from among thousands of new products. These awards and recognition have provided marketing exposure for the HSS technology. HSS technology has also been featured in over 30 journal articles providing additional marketing exposure.

In June 1998, ATC entered into a representation agreement with musician Ray Charles. Mr. Charles has agreed to serve as a spokesperson for certain SFT flat panel speaker models for ATC or future OEM customers.

ATC has two full-time marketing personnel assigned to consumer electronic product marketing and sales activities. ATC had 20 independent representative agencies in the U.S. and Canada at November 30, 1998. ATC also uses one international representative agency.

To date, ATC has focused consumer electronic product marketing on four primary market segments for consumer electronic product marketing and distribution:

    - Retail outlets - ATC directly, and also through established manufacturer representatives, promotes its products to local, regional and national retail distributors such as electronics stores, drug stores, computer stores, sporting stores and other retailers.

    - Catalog distribution - ATC's personnel contact catalog companies directly and through third-party agents. To date, ATC's products have been illustrated and offered in a diverse range of catalogs.

    - Television - ATC's radio products have been displayed and sold by various television marketers. ATC's marketing plan includes pursuing additional television outlets for its products.

    - Premium/Incentive/Specialty - ATC targets corporate and other organizations to use its products as premiums, incentives, prizes and for promotions. ATC, from time to time, attends premium/incentive trade shows as well as initiates direct contact with large users of prizes and premiums.

ATC also employs cooperative marketing and advertising arrangements with its product customers from time to time.

CUSTOMERS
For the fiscal year ended September 30, 1998, Authentic accounted for 100% of ATC's licensing revenues. Sales to four customers accounted for 71% of product sales with Abdul Aziz, Athenic, Big 5 and QVC accounting for approximately 24%, 23%, 13% and 11% of sales, respectively, with no other single customer accounting for more than 10% of product sales.

ATC expects that it will continue to rely on a number of large individual customers for future revenues and the loss of any customer could have a material adverse effect on ATC's financial condition, results of operations and cash flows.

COMPETITION
ATC's technologies and products compete with those of other companies. Many of ATC's present and potential future competitors have, or may have, substantially greater resources than ATC to devote to further technological and new product developments. ATC believes it will compete primarily on the originality of its concepts, the uniqueness and quality of its technology and designs, the ease and cost of manufacturing and implementing its technologies, the ability to meet OEMs' needs to differentiate their products, the strength of its intellectual property and the strength of future licensee and contract supply arrangements. There can be no assurance that based on these factors ATC can be competitive with existing or future products, technologies or services of its competitors.

ATC is not aware of any other sound reproduction system that has successfully employed HSS technology concepts similar to those developed by ATC. Although others have attempted to use the combination tone concept to produce sound, to the knowledge of ATC, none have progressed to the stage of development of ATC nor been able to produce sufficient sound volume and quality to make a commercially viable system. ATC also believes its SFT designs are novel with distinct market appealing attributes compared to existing and competing flat panel speaker designs.

One of the distinguishing features of ATC's SFT designs are their thin, flat panel form factor. SFT designs may also be easily and economically shaped to create curves or other designs. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others,
(ii) NXT Plc and their licensees employing the NXT flat panel technology which uses a magnetic actuater to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable magnetic actuated panel, and (iv) Sonigistix's Monsoon multimedia speaker using a planar magnetic design. There are continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. There can be no assurance that alternate technologies and systems have not been developed, or that such systems may currently be in development, or will be developed by others in the future, that would be directly competitive with ATC's SFT and HSS technology.

ATC's methods of sound reproduction will also compete with traditional loudspeakers. Many international manufacturers provide loudspeakers such as Sony, AIWA, Phillips, Samsung, Mitsubishi, Toshiba, Sanyo, Sharp, JVC and others. There are also specialty audio component manufacturers such as Carver Corporation, Marantz, NAD and others. ATC will also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources than ATC and have proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that ATC's SFT and HSS technology, if implemented commercially, will be competitive in the entrenched loudspeaker market.

ATC believes that its success will be dependent upon creating relationships with OEMs by providing them the ability to differentiate their products with SFT and HSS technology attributes.

The consumer electronic product marketplace is extremely competitive with a large number of suppliers. Most of ATC's competitors have greater financial, manufacturing and marketing resources and can command more retail and consumer exposure than that of ATC. Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases rapidly obsoleting existing products and technologies. Rather than compete in mainstream consumer electronic product markets, ATC seeks to market unique products to market segments.

With respect to consumer electronic product sales, which accounts for substantially all of ATC's revenues, ATC is dependent on contract suppliers for finished goods. ATC sources products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on operations. ATC intends to rely on one supplier for the new HeadGear product. Disruption of supply could cause additional costs and delays and could also have an adverse impact on operations. The manufacture of consumer electronic products is dependent upon the availability of electronic components. ATC believes there are secondary suppliers of components and subassemblies such that the products it distributes are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on ATC's financial condition and results of operations.

GOVERNMENT REGULATION
ATC is subject to regulation by federal, state and local governmental authorities in connection with its assembly and production operations. Certain of ATC's electronic products are also subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the "FCC"). ATC believes it is in substantial compliance with all applicable regulations, and that it has all material governmental permits, licenses, qualifications and approvals required for its operation.

ATC does not believe its HSS technology ultrasonic emitters, which emit ultrasonic waves into the air rather than electromagnetic waves, are the subject of existing governmental regulation. However there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on ATC's proposed commercialization of HSS technology.

ATC does not believe it is materially affected, nor does it expect to be materially affected, by the costs and effects of compliance with environmental laws.

INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY INFORMATION
ATC operates in an industry where innovations, investment in new ideas and protection of its resulting intellectual property rights are important to success. ATC relies on a variety of intellectual property protections for its products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursues a policy of vigorously enforcing such rights.

ATC has nineteen patents pending on its SFT and HSS technology. ATC is preparing and intends to file other SFT and HSS technology patent applications. ATC holds two U.S. patents on its ear radio technology which has been phased out of production. ATC holds two U.S. patents on its GPS technology. ATC has one patent pending on its EPD technology and one patent pending on the HeadGear product.

ATC has an ongoing policy of filing patent applications to seek protection for novel features of its products and technologies. Prior to the filing and granting of patents, ATC's policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. There can be no assurance that any additional patents on ATC's products or technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, ATC believes that a strong patent position will be important to compete effectively through licensing in the sound reproduction industry. ATC is investing significant management, legal and financial resources toward SFT and HSS technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in electronics and sound reproduction are held by others, including academic institutions and competitors. Although ATC is not aware of any existing patents that would inhibit its ability to license the SFT and HSS technology, there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on the financial condition or operations of the Company.

The validity of ATC's existing patents have not been adjudicated by any court. Competitors may bring legal action to challenge the validity of ATC's patents or may attempt to circumvent the protection provided by those patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on ATC's technology, or the circumvention of ATC's patents, by ATC's competitors could have a material adverse effect on ATC's ability to compete successfully in its business.

ATC generally takes advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure is more cost efficient, but results in a delay in the application and issuance of foreign patents; however, any resulting foreign patents, if and when issued, enjoy the same priority date as their U.S. counterparts.

ATC also files for tradename and trademark protection when appropriate. ATC is the owner of the federally registered trademarks HYPERSONIC(R), HYPERCOUSTIC(R) and HSS(R). Trademark applications have been filed for STRATIFIED FIELD TECHNOLOGY, SFT and PICOSONIC. There can be no assurance any degree of protection will be granted, or that if granted, that tradenames or trademarks can be successfully maintained, defended or protected.

ATC's policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of ATC's proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to anyone outside ATC, both during and subsequent to employment or the duration of the working relationship. There can be no assurance, however, that these agreements will not be breached, that ATC will have adequate remedies for any breach or that ATC's trade secrets will not otherwise become known or be independently developed by competitors.

RESEARCH AND DEVELOPMENT
The sound reproduction market is subject to rapid changes in technology and designs with frequent improvements and new product introductions. ATC believes its future success will depend on its ability to enhance and improve its existing technologies and to introduce new technologies on a competitive basis. Accordingly, ATC has in the past, and is expected in the future, to engage in significant research and development activities. There can be no assurance, however, that ATC will be able to commercialize its current or future technologies.

For the fiscal years ended September 30, 1998 and 1997, ATC invested $991,238 and $566,288, respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on ATC's currently owned technologies or in other areas.

EMPLOYEES
At December 1, 1998 ATC, in addition to its three executive officer employees, employed sixteen persons. Of such employees, one person was engaged in purchasing, nine in research, development and technology transfer, one in shipping and distribution, two in general and administrative and three in marketing and sales. ATC also leases technical personnel from time to time on an as needed basis and uses outside consultants for various services.

ATC has experienced no work stoppages and is not a party to a collective bargaining agreement. ATC believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.
On July 11, 1997, ATC entered into a three year lease for the property located at 13114 Evening Creek Drive South, San Diego, California. To meet the credit requirements of the landlord, both ATC and Norris Communications, Inc. ("NCI"), an affiliated company, entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. ATC is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000.

ATC believes this facility is adequate to meet its needs for the next twelve months given management's current plans. However should ATC expand its operations, it may be required to obtain additional space or alternative space. ATC believes there is adequate availability of office space in the general vicinity to meet its future needs.

ITEM 3. LEGAL PROCEEDINGS.
ATC is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION
ATC's Common Stock is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "ATCO") maintained by the National Association of Securities Dealers. The market for ATC's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended September 30, 1997 and 1998 as quoted on the OTC Electronic Bulletin Board:


                                                             Bid Quotations
                                                            High         Low
                                                          -------    ---------

        Fiscal Year Ending September 30, 1997
          First Quarter .....................             $  7.37    $   3.375
          Second Quarter ....................             $  5.43    $   3.375
          Third Quarter .....................             $  6.62    $    3.50
          Fourth Quarter ....................             $  6.53    $    5.00

        Fiscal Year Ending September 30, 1998
          First Quarter .....................             $  6.12    $ 3.46875
          Second Quarter ....................             $  4.65    $   3.375
          Third Quarter .....................             $ 11.68    $    4.75
          Fourth Quarter ....................             $  9.81    $   4.375

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

ATC had 1,204 holders of record of its Common Stock at December 18, 1998 with 11,374,314 shares issued and outstanding. ATC has never paid a cash dividend on its Common Stock and does not expect to pay any in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES
The following is a description of equity securities sold by ATC during the year ended September 30, 1998 that were not registered or previously reported in quarterly filings under the Securities Act:

        1. ATC issued a stock purchase warrant to Jonathan A. Berg dated May 12, 1998 exercisable to purchase 50,000 shares of Common Stock at $16.00 per share until May 12, 2003. ATC expensed $105,000 as the value assigned to consulting services in connection with this warrant using the Black-Scholes option pricing model. The issuance was exempt by reason of
        Section 4(2) of the Securities Act of 1933, as amended in reliance on the private nature of the transaction, restrictions on transfer and representations of the holder.

        2. ATC issued a stock purchase warrant to L.H. Friend, Weinress, Frankson & Presson, Inc. dated June 18, 1998 exercisable to purchase 25,000 shares of Common Stock at $16.00 per share until June 18, 2000. ATC expensed $17,000 as the value assigned to consulting services in connection with this warrant using the Black-Scholes option pricing model. The issuance was exempt by reason of Section 4(2) of the Securities Act of 1933, as amended in reliance on the private nature of the transaction, restrictions on transfer and representations of the holder.

Subsequent to year end, during December, 1998, the Company received gross proceeds of $1,727,500 from the sale of Series B Preferred Stock as follows:

        On December 24, 1998 the Company completed the private offering and sale for cash at $10.00 per share a total of 172,750 shares of Series B Preferred Stock, par value $.00001 ("Preferred Stock") to a limited number of investors ("Preferred Shareholders") for an aggregate of $1,727,500. The dollar amount of Preferred Stock, increased by $.60 per share of Preferred Stock per annum and other adjustments, at the election of the Preferred Shareholder, may be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a conversion price which is the lower of
        (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the common stock market price exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock shall be subject to automatic conversion on November 30, 2001.

        Each purchaser was granted a warrant to purchase 1,000 common shares of the Company at $6.00 per share, subject to certain future adjustments, until November 30, 2001 ("Warrant") for each 1,000 shares of Preferred Stock (aggregate Warrants exercisable into 172,750 shares). These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Preferred Stock and Warrants and will be placed on the shares issuable upon conversion of the Preferred Stock or exercise of the Warrants unless registered under the Act prior to issuance. The Company has agreed to file a registration statement on the stock obtained on conversion of the Preferred Stock and the Warrants. No underwriter was employed in the offering.

        Net proceeds from the sale of the Preferred Stock of approximately $1,712,000 is intended primarily for working capital to continue the Company's efforts to exploit its SFT and HSS technology and other technologies. The Company has received subscription and expects to issue an additional 28,850 shares of Series B Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
ATC is focusing on completing development and commercializing its proprietary Stratified Field Technology ("SFT") and HyperSonic Sound ("HSS") sound reproduction technologies. SFT features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. HSS technology employs a laser-like beam to project sound to any listening environment. ATC's strategy is commercialize the technologies through OEMs by entering into licensing or contract supply agreements. There can be no assurance ATC will be successful in commercially exploiting the SFT or HSS technology.

The HSS technology has not been developed to the point of commercialization, and SFT has only recently been licensed for the first time. There can be no assurance that commercially viable systems can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond ATC's control. ATC has not generated any significant revenues from its SFT or HSS technology to date.

ATC's various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable SFT and/or HSS products or that, if available, such products will perform on a cost-effective basis, or that, they will achieve market acceptance.

The future of ATC is largely dependent upon the success of the SFT and/or HSS technology, other technologies or the development of new technologies. ATC invests significant funds in research and development and on patent applications related to its proprietary technologies. There can be no assurance ATC's technologies will achieve market acceptance sufficient to sustain ATC or achieve profitable operations. See "Business Risks" below.

To date substantially all of ATC's revenues have been derived from the sale of portable consumer electronic products. In the first quarter of fiscal 1998, ATC began phasing out its ear radio line and sourcing a line of miniature radios and portable consumer electronic products manufactured by others to be marketed and distributed by ATC. ATC terminated ear radio production in the second fiscal quarter of 1998. Included in cost of sales for fiscal 1998 is a $160,000 charge for the write-off of obsolete parts inventory and write-down of finished goods. ATC has sourced a total of eleven portable electronic products (including FM and solar radios) targeted for niche markets at retail prices ranging from $9.99 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. ATC's market focus is in North America. ATC intends to inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that the new line of sourced products can be marketed successfully.

Demand for ATC's portable consumer electronic products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved to date by ATC. Further, sales have been concentrated with a few customers. ATC is also reliant on outside manufacturers to supply the products that it sells and markets and there can be no assurance of future supply. The markets for ATC's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for ATC's products is influenced by demographic trends in society, marketing and advertising expenditures, product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. ATC may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

RESULTS OF OPERATIONS
Total revenues for the fiscal year ended September 30, 1998 (fiscal 1998) were $244,758, a 75% decrease from revenues of $967,408 for the prior fiscal year. Substantially all revenues for fiscal 1997 were from consumer product sales. Revenues for fiscal 1998 included $194,758 from consumer product sales and $50,000 from licensing revenues. The significant decrease in product sales during fiscal 1998 reflects the phasing out and termination of the ear radio line. Future consumer product sales are expected to consist primarily of the new line of sourced products manufactured by others. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers. Management believes, but there can be no assurance, that with the marketing and distribution of sourced higher margin portable electronic products that it can achieve better operating results over time with a broader product line than achieved in the past.

License revenues of $50,000 were received from one customer as a non-refundable progress payment on a license agreement providing for total initial license payments of $250,000 assuming the achievement of certain milestones. There can be no assurance when or if ATC will realize any future progress payments under this license agreement. ATC's policy is to recognize one-time license fees upon achievement of contractual milestones and the collection of the resulting receivable is deemed probable.

Cost of product sales for fiscal 1998 were $407,123 resulting in a gross loss of $162,365. Cost of sales for fiscal 1997 were $809,437 resulting in a gross margin of $157,971. Included in the cost of sales for fiscal 1998 was $160,000 for the write-off of obsolete parts inventory and write-down of finished goods to be liquidated in connection with the phase-out of the ear radio line of products. The phase-out of the ear radio product line also included special close-out pricing to reduce inventory levels which adversely affected gross margins. Until new products are introduced in volume there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future licensing revenues, if any.

Selling, general and administrative expenses increased to $2,005,348 for fiscal 1998 from $1,137,054 for the year ended September 30, 1997. The $868,294 increase included a $578,000 increase in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel, a $53,000 increase in marketing and related services, a $85,000 increase in occupancy related costs due to a new leased facility and increased personnel and a $55,000 increase in legal and accounting costs related to financing and pre-licensing activities. Management anticipates that selling, general and administrative costs will continue at comparable levels in fiscal 1999, however they could increase should ATC add additional personnel or elect to incur additional marketing or administrative expenses.

Research and development costs for fiscal 1998 were $991,238 compared to $566,288 for the prior year. The $424,950 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs. Personnel costs increased $333,000 in the current year due to additional research employees and component and equipment costs increased by $54,000 due to the increased level of activity in the current year.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. ATC expects fiscal 1999 research and development costs to remain at comparable levels to fiscal 1998 or at higher levels should ATC increase staffing or expand the use of outside design and consultants.

ATC incurred $655,174 of non-cash compensation expenses during fiscal 1998 including $122,000 for warrants issued for services, $91,919 for common stock issued for services, $125,255 as a bonus reducing notes receivable and $316,000 for stock options granted to non-employees for services. During fiscal 1997 aggregate non-cash compensation costs were $479,514. ATC uses common stock, options and warrants from time to time to compensate for services provided to the Company. Management is unable to estimate the amount or timing of future uses of such compensation in future periods.

As a result of the above factors, ATC experienced a loss from operations of $3,814,125 during fiscal 1998, compared to a loss from operations of $2,024,885 for fiscal 1997. The increase in the operating losses resulted primarily from increases in research and development costs and increase in selling, general and administrative costs associated with ATC's technologies. ATC expects to incur continued operating losses until it is able to commercialize its technologies and produce revenues sufficient to support operating costs. There can be no assurance ATC will be successful in such efforts.

During fiscal 1998, ATC incurred $926,555 of non-cash interest including $920,000 computed on the cashless exercise of previously issued warrants. During fiscal 1997, ATC incurred $146,331 of non-cash interest expense including $122,700 as embedded interest on convertible notes based on the difference between the conversion price and the market price at the issue date. Net non-operating expenses aggregated $779,588 for fiscal 1998 compared to $119,478 for fiscal 1997.

ATC reported a net loss of $4,593,713 for fiscal 1998, compared to a net loss of $2,144,363 for fiscal 1997. ATC has federal net loss carryforwards of approximately $7.2 million for federal tax purposes expiring through 2018. The amount and timing of the utilization of ATC's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

The net loss available to common stockholders for fiscal 1997 was increased in computing loss per share of common stock by an imputed deemed dividend in the amount of $617,646 or $.07 per share. The imputed deemed dividend resulted from a discount provision included in the Series A Convertible Preferred Stock issued in August 1997. This imputed deemed dividend was not a contractual obligation on the part of ATC to pay such imputed dividend in cash or otherwise.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES
Since ATC recommenced operations in January 1992, ATC has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $2,464,375 for the fiscal year ended September 30, 1998 and $1,572,425 for the fiscal year ended September 30, 1997. During fiscal 1998, the net loss of $4,593,713 included non-cash expenses of $1,873,944 resulting in an adjusted net cash loss of $2,719,769. In addition to this adjusted net cash loss, cash was used in operating activities through a $57,477 increase in inventories and a $31,094 increase in prepaid expenses. Operating cash was provided by a $235,437 decrease in trade accounts receivable, a $81,173 increase in accounts payable and a $27,355 increase in accrued liabilities.

At September 30, 1998 ATC had approximately 130 days product sales in accounts receivable as compared to 115 days at September 30, 1997. The increase is due primarily to the reduced sales levels in the current year. Large retail chains often require 90-120 day terms on sales. However, receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 1998, ATC used approximately $81,000 for the purchase of laboratory equipment and made a $108,000 investment in patents. ATC estimates a continued investment in patents in fiscal 1999. Dollar amounts to be invested on these patents are not currently estimable by management.

At September 30, 1998, ATC had working capital of $985,888 and at September 30, 1997 had working capital of $3,719,807. Included in working capital is the unrealized holding gain in the shares held by ATC in Norris Communications, Inc. ("NCI"). At September 30, 1998 and 1997, ATC owned 225,300 shares of NCI with a market value of $14,645 and $29,289, respectively. This investment is carried on the balance sheet as a current asset of ATC at market value.

Since ATC's reorganization in January 1992 and through September 30, 1998, ATC has financed its operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of NCI. During December 1998, ATC completed the sale of 172,750 shares of Series B Preferred Stock providing net proceeds to the Company of $1,712,000. The Company anticipates net proceeds of approximately $2,000,000 based on subscriptions to date. See "Note 13 - Subsequent Event" in the footnotes to the financial statements.

Other than cash of $1,034,577 at September 30, 1998, the proceeds of the December Series B Preferred Stock sale and the NCI shares, ATC has no other material unused sources of liquidity at this time. ATC expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for SFT and the HSS technology and other products and technologies. The timing and amounts of ATC's expenditures and the extent of operating losses will depend on many factors, some of which are beyond ATC's control. ATC anticipates that the commercialization of SFT and the HSS technology may require increased operating costs, however the amounts are not currently estimable by management. ATC believes it has sufficient financial resources for the next twelve months of operations given existing cash resources and assuming the current level of operations and cash expenditures. Management believes product sales, licensing and other operations may also contribute financial resources during the next twelve months, but there can be no assurance thereof. The level of expenditures during the next twelve months could also exceed prior levels or management's estimates and the variances could be material. Management's estimates are subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of ATC is dependent upon achieving a level of revenues adequate to support ATC's capital and operating requirements. The failure to raise additional funds, if required, could have a material adverse effect on ATC and could force ATC to reduce or curtail operations.

ATC may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. ATC estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to ATC's financial statements (see page F-9). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements of the Company.

YEAR 2000 COMPLIANCE
ATC is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

ATC, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the Year 2000. Preliminary estimates of the total costs to be incurred by ATC to resolve this problem range from $10,000 to $20,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Since ATC mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. ATC is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to ATC's computer systems. Furthermore, the Year 2000 problem may impact other entities with which ATC transacts business, and ATC cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on ATC. For such externally maintained systems, the Company has begun to work with venders to ensure that each such system is currently Year 2000 compliant or will be Year 2000 compliant during 1998 or 1999.

The cost to be incurred by the Company related to externally maintained systems is expected to be minimal. Because of the many uncertainties associated with Year 2000 issues, and because the Company's assessment of externally maintained systems is necessarily based on information provided by third party vendors and suppliers, there can be no assurance that the Company's assessment is correct. As a result, if preventative and/or corrective actions by ATC and those ATC does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on ATC's business, financial condition, results of operations and cash flows. ATC has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but ATC intends to develop such a plan by March 31, 1999.

BUSINESS RISKS
This report contains a number of forward-looking statements which reflect ATC's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-KSB, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. ATC undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

History of Losses; Absence of Profitability; Variability of Results; and Reliance on Customers - ATC has an accumulated deficit of $8,764,013 with net losses of $4,593,713 for fiscal 1998 and $2,144,363 for fiscal 1997. ATC expects to incur additional operating losses in future quarters. There is no assurance that ATC will be able to achieve or sustain significant periods of profitability in the future. The sales of ATC's products are subject to significant quarterly and seasonal variability. ATC has been and is expected to continue to be reliant on a limited number of customers, the loss of any one of which would have an adverse effect on ATC's financial condition and results of operations.

Future Financing Requirements - The Company intends to fund its operations and other capital needs for the next twelve months substantially from cash on hand resulting from the proceeds from equity offerings. The Company will require substantial amounts of the current proceeds for operating costs and working capital during the next twelve months. The Company may also need funds for future expansion of operations. There can be no assurance, however, that existing funds, and those generated from operations, if any, will be sufficient for these purposes. There can be no assurance future additional financing, if required, will be available, or that it will be available on acceptable terms.

Technology in Development -The Company's SFT and HSS technologies are still in the development stage. There can be no assurance that a commercially viable SFT or HSS technology system can be completed due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. ATC has not generated significant revenues from SFT or the HSS technology to date, and there is no assurance of any significant revenues in the future. The development of SFT and the HSS technology has taken longer than anticipated by management and could be subject to additional delays. There can be no assurance of timely completion of commercially viable SFT or HSS technology or that if available that it will perform on a cost-effective basis, or that if introduced, that it will achieve market acceptance. ATC's various development projects are high risk in nature, where unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. Furthermore, ATC is not currently commercially exploiting its GPS and EPD technologies and management currently has no plans to do so. The failure by the Company to successfully develop and exploit its technology would have a material adverse effect on the Company's financial condition and results of operations and business prospects. The future of ATC is largely dependent upon the success of SFT and/or the HSS technology or the development of new technologies. There can be no assurance ATC can successfully introduce any of its technologies or that if introduced they will achieve market acceptance sufficient to sustain ATC or achieve profitable operations.

Significant Competition and Possible Obsolescence - Technological competition from other and longer established electronic and loudspeaker manufacturers is significant and expected to increase. Most of the companies with which ATC expects to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of ATC's competitors may have developed or may succeed in developing technologies and products that are more effective than any of those of ATC, rendering ATC's technology and products obsolete or noncompetitive.

New Technology Faces Many Barriers and Risks - The introduction of new technology, such as SFT and the HSS technology, targeted for wide use often faces barriers to commercialization and many risks that cannot currently be identified. The HSS technology employs ultrasonics. Although ultrasonics are employed in a wide variety of medical and industrial applications, there can be no assurance that ATC will not face barriers to introduction due to the use of ultrasonics. ATC's technology uses relatively small amounts of ultrasonic energy which dissipates rapidly in air. ATC employs frequencies above those that may be harmful to pets but within those used by medical devices. Although ATC believes the frequencies and the amount of energy employed is harmless, and that the emission of such frequencies is not presently subject to government regulation, there can be no assurance that barriers to commercialization will not develop or that the use of such ultrasonics will not be subject to future regulation or interpretation of existing regulation.

Dependence On Third Party Strategic Alliances and Business Relationships - ATC's strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist ATC in developing, marketing and selling consumer electronic products and products that may result from its SFT or HSS technologies. ATC believes this strategy will enable it to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in developing, marketing and selling product, if any, that result from the SFT or HSS technology in the sound reproduction market. Although ATC's strategy is to establish closer relationships with selected companies through specific product collaborations, licensing or product supply arrangements, there can be no assurance that ATC can successfully collaborate to develop commercial products to exploit its technologies. To date, ATC has entered into only one such collaborative arrangement.

ATC's success will depend on its ability to enter into strategic arrangements with new partners on commercially reasonable terms. The failure of the Company to enter into such strategic arrangements with third parties could have a material adverse effect on the Company's financial condition, results of operations, cash flows and business prospects. Any future relationships may require ATC to share control over its development, manufacturing and marketing programs or to relinquish rights to certain versions of its technology.

No Active Trading Market; Market Volatility - ATC's shares are traded on the OTC Bulletin Board, a screen-based trading system operated by the National Association of Securities Dealers, Inc. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. ATC's shares, like that of the securities of other small, growth-oriented companies, have experienced in the past and are expected to experience in the future significant price and volume volatility thereby increasing the risk of ownership to investors. Historically, ATC's Common Stock has experienced low trading volume. There can be no assurance that the market price of the Common Stock will remain at its present level, and any future changes in market price cannot be predicted as to timing or extent. Past performance of the Common Stock does not guarantee and should not be construed to imply future performance. Factors such as announcements by ATC or its competitors concerning technological innovations, new commercial products or procedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may have a significant effect on the market price of the Common Stock. Changes in the market price of the Common Stock may have no connection with ATC's actual financial results.

Patents and Proprietary Rights Subject to Uncertainty - ATC has nineteen patent applications pending on its sound reproduction technologies and ATC is considering additional patent applications. There can be no assurance that any patents held by ATC will not be challenged and invalidated, that patents will issue from any of ATC's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength. There can be no assurance the patents will be issued in all countries where ATC's products can be sold or licensed to provide meaningful protection or any commercial advantage to ATC. Competitors of ATC may also be able to design around ATC's patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against ATC. There is no assurance, however, that ATC's technologies or products do not and will not infringe the patents or proprietary rights of third parties. Problems with patents or other rights could potentially increase the cost of ATC's products, or delay or preclude new product development and commercialization by ATC. If infringement claims against ATC are deemed valid, ATC may seek licenses which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect ATC's future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to the SFT or HSS technology could have a materially adverse effect on ATC and its business prospects. There can be no assurance that any application of ATC's technologies will not infringe upon the proprietary rights of others or that licenses required by ATC from others will be available on commercially reasonable terms, if at all.

Product Sales Dependent on Outside Contractors; Possible Disruptions in Supply - With respect to consumer electronic product sales, which accounts for substantially all of ATC's revenues, ATC is dependent on contract suppliers for finished goods. ATC sources products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on operations. ATC intends to rely on one supplier for the new HeadGear product. Disruption of supply could cause additional costs and delays and could also have an adverse impact on operations. The manufacture of consumer electronic products is dependent upon the availability of electronic components. ATC believes there are secondary suppliers of components and subassemblies such that the products it distributes are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on ATC's financial condition and results of operations.

Performance Dependent on Key Personnel; Limited Key Person Life Insurance; Success Dependent on Future Personnel - ATC's performance is substantially dependent on the performance of its executive officers and key technical employees. Given ATC's early stage of development, ATC is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled technical personnel. Other than a $2 million life insurance policy on Elwood G. Norris, inventor of ATC's technologies, ATC does not maintain any "key person" life insurance policies. The loss of the services of Mr. Norris could have a material adverse effect on the business, operating results or financial condition of ATC. ATC's future success and growth also depends on its continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that ATC will be able to attract, assimilate or retain other highly-qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could have a material adverse effect upon ATC's business, operating results or financial condition.

General Conflicts of Interest Due to Part-Time Management and Relationships - As more fully disclosed in "Item 9" below, certain of ATC's officers, including Mr. Norris, the inventor of ATC's technologies, devote only part-time services to ATC and have other employment and business interests to which they devote attention and will continue to do so, resulting in certain conflicts of interest.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
The present directors, executive officers and significant employees of ATC, their ages, positions held in ATC and duration as director, are as follows:



           NAME                AGE             POSITION AND OFFICES

        Cornelius J. Brosnan    51       Chairman, Chief Executive Officer and President
        Elwood G. Norris        60       Director and Chief Technology Officer
        Richard M. Wagner       53       Director and Secretary
        David J. Carter         50       Director
        O'Connell J. Benjamin   48       Director
        Robert Putnam           40       Vice President, Treasurer and Assistant Secretary
        James Croft             45       Vice President Engineering (1)

        (1) A significant employee of ATC.

The terms of all directors will expire at the next annual meeting of ATC's shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between ATC and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee therefor. There are no other persons whose activities are material or are expected to be material to ATC's affairs. ATC maintains a key person life insurance policy on Mr. Norris in the amount of $2 million.

BIOGRAPHICAL INFORMATION

CORNELIUS J. BROSNAN. Mr. Brosnan was appointed as a director in October 1997. In July 1998 he was appointed Chairman, Chief Executive Officer and President of ATC and commenced full-time duties in August 1998. From June 1997 to August 1998 he was Vice President of Strategic Planning for Sprint PCS. From May 1995 to June 1997 he was Vice President, Product Planning Center for Samsung North America. From 1987 to May 1995 he held various executive positions at AT&T including serving as General Manager of Cordless Telephones, New Business Development Director for Consumer Products, Engineering Director for Interactive TV Services and Program Director for Broadband Networks. Mr. Brosnan received a B.A. in Political Science from Middlebury College in 1969.

ELWOOD G. NORRIS. Mr. Norris has been a director of ATC since August 1980. He served as President from August 1980 to February 1994. He currently manages ATC's research and development activities as Chief Technology Officer. He has been a director and Chairman of Norris Communications, Inc. ("NCI"), a public company engaged in electronic product development, distribution and sales, since 1988. He has served as Chief Technology Officer to NCI since October 1995. From 1988 to October 1995 he served as NCI's President and Chief Executive Officer. In January 1997, he was reappointed as Chief Executive Officer of NCI and served in that capacity until July 1998. Since August 1989, he has served as director of Patriot Scientific Corporation ("Patriot"), a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He also served as Chairman and Chief Executive Officer of Patriot until June 1994. From June 1995 until June 1996 when he was reappointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot. He is an electronics engineer and an inventor with over 20 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of ATC's ear radio, HyperSonic Sound, EPD technology and other technologies. Mr. Norris devotes only part-time services to ATC, approximating 25-35 hours per week.

RICHARD M. WAGNER. Mr. Wagner has served as a director of ATC since 1986 and was appointed Secretary in February 1994. Since 1980 he has been a self-employed real estate broker and agent. In 1986 he founded and has since operated The Mortgage Company and Scripps Escrow Co. which provide full-service real estate services. He received a Masters of Science degree from San Diego State University in 1974.

DAVID J. CARTER. Mr. Carter was appointed as a director of ATC in September 1998. From 1983 until his retirement in April 1998, he was employed by AT&T, most recently as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. He previously served as a Marketing Research Consultant and Managing Consultant - Marketing and Business Strategy for General Electric Company. His career has included technical positions at Temple Barker & Sloane, Inc., Decision Research Corp. and Johnson & Johnson. He obtained a B.S. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

O'CONNELL J. BENJAMIN. Mr. Benjamin was appointed as a director of ATC in September 1998. For the past 25 years he has been employed with Bell Laboratories and is currently Vice President in the Wireless Networks Group. He has served in a variety of positions at Bell Laboratories, including Vice President of Telephone Products Research and Development, Vice President of Wireless Technology, Vice President of Customer Technical Support and Director of Cellular Telephones. He received a B.S. (1973) and an M.S. (1975) in Electrical Engineering from the Brooklyn Polytechnic Institute.

ROBERT PUTNAM. Mr. Putnam served as a director of ATC from 1984 until September 1997. He also served as Secretary/Treasurer until February 1994, then President and CEO through August 1997, and currently serves as Vice President, Treasurer and Assistant Secretary. Since 1988 he has served as Secretary of NCI and from 1995 as a Director of NCI. Since 1989 he has also served as Secretary/Treasurer and Director of Patriot. He received a B.A. degree in Mass Communication/ Advertising from Brigham Young University in 1983. Mr. Putnam devotes approximately 20-25 hours per week to ATC.

JAMES CROFT. Mr. Croft joined ATC in October 1997 as Vice President of Engineering. From October 1992 to October 1997 he was an executive with Carver Corp., a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corp. in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992, Mr. Croft was employed by Dahlquist, Inc., a loudspeaker manufacturer, the latest position being its Vice President of Research and Development. Mr. Croft is also a Vice President of Definitive Audio, Inc., a Seattle audio specialty retailer which he co-founded in 1975 and managed until 1985.

CONFLICTS OF INTEREST
Certain conflicts of interest now exist and will continue to exist between ATC and certain of its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. ATC has not established policies or procedures for the resolution of current or potential conflicts of interest between ATC and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in ATC's favor. The officers and directors are accountable to ATC as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling ATC's affairs. Failure by them to conduct ATC's business in its best interests may result in liability to them.

It is conceivable that the respective areas of interest of ATC, Patriot and NCI could overlap or conflict. ATC believes that although each of the three corporations are involved in the electronics industry, the respective areas of focus, products and technology directions of the three companies are sufficiently distinct such that no conflict in business lines or executive loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

Mr. Norris and Mr. Putnam are officers and directors of multiple public companies as outlined above and Mr. Putnam is subordinate to Mr. Norris in these relationships. ATC has not provided a method of resolving any potential conflicts arising from these relationships and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of ATC and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, their is no assurance that Mr. Norris or Mr. Putnam would be excluded from liability or indemnified if they breached their loyalty to ATC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires ATC's officers, directors and persons who own more than 10% of a class of ATC's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish ATC with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to ATC and written representations that no other reports were required during the fiscal year ended September 30, 1998, ATC believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC except as follows: (1) to ATC's knowledge, former executive officer Dale Williams' Form 4 for June 1998 to report one transaction was not timely filed and (2) one transaction in July, 1998 for Cornelius J. Brosnan was reported on a Form 4 filed in September 1998.

ITEM 10. EXECUTIVE COMPENSATION.

There is shown below information concerning the compensation of the two individuals who acted as ATC's chief executive officer for the fiscal year ended September 30, 1998 and two other highly compensated officers of ATC whose salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1998 (each a "Named Executive Officer").


                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                  Annual Compensation                      Compensation
     Name and                      Fiscal                            Other Annual    Securities Underlying      All Other
Principal Position                  Year    Salary($)   Bonus($)    Compensation($)        Options(#)          Compensation
------------------                 ------   ---------   --------    ---------------  ---------------------     ------------
Cornelius J. Brosnan,               1998    $ 32,308    $50,000           --                300,000                --
  Chairman, President and CEO(1)
Dale Williams, former               1998    $166,154       --          $30,000 (4)             --                   --
  Chairman, President               1997    $ 13,846    $43,750 (3)    $55,600 (4)          862,000 (5)             --
  and CEO (2)
Elwood G. Norris, Director          1998    $101,538    $86,652 (6)    $  973 (7)              --                   --
  and Chief Technology              1997    $ 24,453       --          $7,866 (7)              --                   --
  Officer                           1996    $ 16,736       --          $7,739 (7)           280,000                 --
James Croft, Vice President         1998    $102,807       --             --                100,000             $25,650 (9)
 of  Engineering (8)

     (1) Elected as a director in October 1997. Appointed Chairman, President and CEO in July 1998.

     (2) Chairman, President and CEO from September 1997 to June 1998. Served as a consultant from June 1997 through August 1997 and from July 1998 to September 1998.

     (3) Represents consulting bonus paid by the issuance of 7,500 shares of Common Stock.

     (4)  Represents consulting fees, see note (2).

     (5)  A total of 742,000 of these options were canceled in June 1998.

     (6)  Represents bonus applied to cancel note due ATC.

     (7)  Represents royalties paid.

     (8)  Appointed Vice President of Engineering in October 1997.

     (9) Represents bonus for relocation costs paid by the issuance of 5,000 shares of Common Stock.

Except for stock options, discussed below, and stock bonuses discussed above, no Named Executive Officer received any form of non-cash compensation from ATC in the fiscal year ended September 30, 1998, 1997 nor 1996 or currently receives any such compensation.

OPTION GRANTS
Shown below is further information on grants of stock options in fiscal 1998 to the Named Executive Officers reflected in the Summary Compensation Table shown above for fiscal 1998.

             OPTION GRANTS FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998


                                                  Percent of Total
                           Number of              Options Granted             Exercise             Expiration
        Name            Options Granted       to Employees in Fiscal Year       Price                Date
        ----            ---------------       ---------------------------     --------             ----------
Cornelius J. Brosnan       50,000 (1)                    9%                    $ 16.00              10/2/2002
                          250,000 (2)                   44%                    $  8.50              7/15/2003
James Croft               100,000 (3)                   18%                    $3.6875              1/23/2003

     (1) Vest 50% on each annual anniversary date, subject to acceleration for certain events.

     (2) Options on a total of 10,000 common shares were vested and exercisable at issuance, the balance vesting monthly over 32 months at the rate of 7,500 shares per month commencing two months after issuance on July 15, 1998, subject to acceleration for certain events.

     (3) A total of 33,334 vested at issuance with 33,333 at each annual anniversary of grant.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES
The following table provides information on unexercised options of the Named Executive Officers at September 30, 1998:




                                                 AGGREGATED FISCAL YEAR-END OPTION VALUES
                                         Number of Unexercised                      Value of Unexercised
                                            Options Held At                        In-The-Money Options At
                                           September 30, 1998                       September 30, 1998 (1)
                                     --------------------------------         -------------------------------------
               Name                  Exercisable        Unexercisable         Exercisable             Unexercisable
               ----                  -----------        -------------         -----------             -------------
      Cornelius J. Brosnan              10,000             290,000                -- (2)                  -- (2)
      Dale Williams                    120,000                --                  -- (2)                  -- (2)
      Elwood G. Norris                 280,000                --               $1,391,000                 --
      James Croft                       33,334              66,666             $   60,418             $  120,832

     (1) Based on the last sale price at the close of business on the last trading day of the fiscal year of $5.50 per share.

     (2)  All options were out-of-the-money at September 30, 1998.

ATC does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations. During the fiscal year ended September 30, 1998, ATC did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers and ATC has no defined benefit or actuarial plans covering any person. However, the Company allowed Mr. Norris to cashless exercise warrants granted in connection with a prior financing during fiscal 1998. See "Certain Relationships and related transactions."

COMPENSATION OF DIRECTORS
No direct or indirect remuneration has been paid or is payable by ATC to the directors in their capacity as directors during fiscal 1998. It is anticipated that during the next twelve months that ATC will not pay any direct or indirect remuneration to any directors of ATC in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock option grants.

EMPLOYMENT CONTRACTS AND COMPENSATION ARRANGEMENTS
Effective July 17, 1998 ATC entered into a three year employment contract with Mr. Brosnan, Chairman, President and CEO. The agreement provides for a base salary of $20,000 per month, subject to future reviews. The agreement provides that bonuses are at the discretion of the Board of Directors. ATC also pays limited automobile expenses. ATC may terminate the employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to up to six months of the then monthly base salary. Likewise upon a change in control, as defined in the agreement, Mr. Brosnan may elect to terminate employment and obtain a payment equal to the greater of (i) the remaining months of the agreement multiplied by the then base monthly salary, or (ii) twelve months of the then monthly base salary. Mr. Brosnan has agreed not to disclose trade secrets, has agreed to assign inventions to ATC during employment and has agreed to a two-year non-compete agreement. In connection with the employment agreement, ATC granted Mr. Brosnan options to purchase up to 250,000 common shares at $8.50 per share, with 10,000 shares vesting on the date of the grant and the balance over 32 months commencing two months of full-time service subject to acceleration for certain events. In connection with Mr. Brosnan's employment and move to the San Diego area, ATC agreed to pay limited moving expenses and paid a $50,000 bonus in lieu of amounts forfeited by Mr. Brosnan with his previous employer.

Effective September 1, 1997 ATC entered into a three year employment contract with Mr. Norris, director and Chief Technology Officer for his part-time services. The agreement provides for a base salary of $10,000 per month, as adjusted by the Board of Directors, subject to future reviews. The agreement provides that Mr. Norris shall participate in bonus, benefit and other incentives at the discretion of the Board of Directors. ATC may terminate the employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to up to twelve months of the then monthly base salary and any bonus on an as if perfected basis. Likewise upon a change in control, as defined in the agreement, Mr. Norris may elect to terminate employment and obtain a payment equal to the greater the remaining months of the agreement multiplied by the then base monthly salary plus any bonus on an as if perfected basis. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions (as defined) to ATC during employment.

ATC is also obligated to pay to Mr. Norris a 1% royalty on all sales of radio equipment based on the gross amount received by ATC less returns and allowances pursuant to a September 3, 1985 royalty agreement. Pursuant to an Addendum Agreement dated December 2, 1996, ATC is also obligated to pay Mr. Norris a 2% royalty on gross revenues received by ATC from the HSS, SFT, EPD and GPS technologies.

Effective as of June 1, 1998 ATC entered into an employment contract through September 30, 2001 with Mr. Croft to serve as Vice President of Engineering. The agreement is automatically renewable for one year terms thereafter. The agreement provides for a base salary of $9,167 per month, as may be adjusted by the Company's Chief Executive Officer. The agreement provides that Mr. Croft shall participate in bonus, benefit and other incentives at the discretion of the Board of Directors. ATC may terminate the employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to six months of the then monthly base salary and any bonus on an as if perfected basis. Mr. Croft has agreed not to disclose trade secrets and has agreed to assign certain inventions (as defined) to ATC during employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 18, 1998, the stock ownership of each Named Executive Officer (see Item 10), directors, all executive officers and directors of ATC as a group, and of each person known by ATC to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of ATC, except as otherwise noted.


                      Name and Address                      Amount & Nature
                       of Beneficial                         of Beneficial
Title of Class             Owner                              Ownership (1)       Percent of Class
--------------        ----------------                      ---------------       ----------------
Common Stock          Elwood G. Norris                        3,214,634 (2)            27.6%
par value             13114 Evening Creek Drive South
$.00001               San Diego, California 92128

SAME                  Robert Putnam                             620,000 (3)             5.4%
                      13114 Evening Creek Drive South
                      San Diego, California 92128

SAME                  Dale Williams                             120,000 (4)             1.0%
                      5800 Sterling Dr.
                      Boise, ID 83703

SAME                  Cornelius J. Brosnan                       72,500 (5)              * %
                      13114 Evening Creek Drive South
                      San Diego, California 92128

SAME                  Richard M. Wagner                          64,600 (6)              * %
                      13114 Evening Creek Drive South
                      San Diego, California 92128

SAME                  James Croft                                32,834 (7)              * %
                      13114 Evening Creek Drive South
                      San Diego, California 92128


SAME                  O'Connell J. Benjamin                      20,000 (5)              * %
                      13114 Evening Creek Drive South
                      San Diego, California 92128

SAME                  David J. Carter                            20,000 (5)              * %
                      13114 Evening Creek Drive South
                      San Diego, California 92128

ALL DIRECTORS & EXECUTIVE OFFICERS                            4,011,734(8)            33.5 %
AS A GROUP (6 PERSONS)


     *    Less than 1%.

     (1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 11,374,314 shares of Common Stock outstanding on December 18, 1998.

     (2) Includes 280,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

     (3) Includes 200,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

     (4) Consists of Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998. The Company has no information on any other holdings of Mr. Williams.

     (5) Consists of Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

     (6) Includes 20,000 Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

     (7) Includes 32,334 Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

     (8) Includes 612,500 Common Shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 11, 1997, ATC entered into a three year lease. To meet the credit requirements of the landlord, both ATC and NCI entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. ATC is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000. Accordingly ATC could become obligated for the entire lease should NCI default on its share of payments thereon. Elwood Norris, a director of ATC, is also Chief Technology Officer of NCI. He is the owner of less than 1% of its common shares and Robert Putnam (the Vice President, Treasurer and Asst. Secretary of ATC) is Secretary of NCI and the owner of less than 1% of its common shares.

In January 1997, ATC made unsecured cash demand loans with interest at 7% per annum to two officers aggregating $173,250 (Mr. Putnam as to $82,500 and Mr. Norris as to $90,750). The proceeds of the loans were used by the officers to exercise Company stock options. Each officer made a $10,000 principal payment plus interest during the 1997 fiscal year and during fiscal 1998 bonuses aggregating $86,652 and $50,000 to Mr. Norris and Mr. Putnam, respectively, were applied to pay principal and interest under the notes. The remaining note with Mr. Putnam with a principal balance of $27,895 is payable on demand.

In May 1998, the Board of Directors amended the terms of a stock purchase warrant on 100,000 shares of Common Stock issued in 1992 to Mr. Norris in connection with a financing transaction. The amendment provided for a cashless exercise of the warrant, there was no change in the exercise price or expiration date. Mr. Norris exercised the warrant effective May 28, 1998 in exchange for 90,196 shares of Common Stock. The Company recorded a non-cash interest expense and additional paid-in capital of $920,000 in connection with the cashless exercise.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following is a list and index of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit (of the number indicated) previously filed by ATC as indicated.

EXHIBIT INDEX
3. ARTICLES AND BYLAWS

     3.1       Certificate of Incorporation of American Technology Corporation
               (Delaware) dated March 1, 1992, filed as Exhibit 2.1 to ATC's
               Form 10-SB effective August 1, 1994

     3.1.1     Amendment to Certificate of Incorporation of American Technology
               Corporation dated March 24, 1997 and filed with Delaware on April
               22, 1997. Filed as Exhibit 3.1.1 to ATC's Form 10-QSB for March
               31, 1997

     3.1.2     Certificate of Designations of Series A Convertible Preferred
               Stock filed with Delaware on August 15, 1997. Filed as Exhibit
               3.1.2 to ATC's Form 8-K dated August 29, 1997.

     3.1.3     Corrected Certificate of Designations of Series A Convertible
               Preferred Stock dated and filed with Delaware on August 25, 1997.
               Filed as Exhibit 3.1.3 to ATC's Form 8-K dated August 29, 1997.

     *3.1.4    Corrected Certificate of Designations of Series B Convertible
               Preferred Stock filed with Delaware on December 23, 1998.

     3.2       Bylaws of American Technology Corporation (Delaware) filed as
               Exhibit 2.3 to ATC's Form 10-SB effective August 1, 1994

4. INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS

     4.1 Form of Stock Purchase Warrant exercisable at $5.00 per share until March 1, 2000 granted to sixteen investors for an aggregate of 50,000 common shares filed as Exhibit 4.8 to ATC's Form 8-K dated April 1, 1997

     4.2       Stock Purchase Warrant issued to Renwick Corporate Finance, Inc.
               dated as of February 5, 1997 exercisable to purchase 90,000 common shares at $5.00 per share until February 5, 2000 filed as
               Exhibit 4.9 to ATC's Form 10-QSB for March 31, 1997

     4.3 Form of Stock Purchase Warrant exercisable at $7.50 per share until August 1, 2000 granted to eleven investors for an aggregate of 175,000 common shares and filed as Exhibit 4.10 to ATC's Form
               8-K dated August 29, 1997

     *4.4 Stock Purchase Warrant dated June 18, 1998 exercisable at $16.00 per share until June 18, 2000 between ATC and to L.H. Friend, Weinress, Frankson & Presson, Inc. for an aggregate of 25,000 common shares.

     *4.5 Stock Purchase Warrant dated May 12, 1998 exercisable at $16.00 per share until May 12, 2003 between ATC and Jonathan A. Berg for an aggregate of 50,000 common shares.

     *4.6 Form of Series B Preferred Stock and Warrant Purchase Agreement executed with nine investors and dated December 24, 1998.

     *4.7 Form of Warrant to Purchase Common Stock granted to nine investors for an aggregate of 172,750 shares of Common Stock dated December 24, 1998.

     4.8       Reference is made to Exhibits 3.1 through 3.2.

10. MATERIAL CONTRACTS

     10.1      Royalty Agreement between ATC and Elwood G. Norris dated
               September 3, 1985 filed as Exhibit 6.2 to ATC's Form 10-SB effective August 1, 1994

     10.2      Assignment of Technology Agreement between ATC and Elwood G.
               Norris dated March 2, 1992 filed as Exhibit 6.3 to ATC's Form
               10-SB effective August 1, 1994

     10.2.1    Addendum Agreement to Assignment of Technology Agreement between
               ATC and Elwood G. Norris dated December 2, 1996 filed as Exhibit
               10.3.1 to ATC's Form 10-KSB for September 30, 1996

     10.3      1992 Incentive Stock Option Plan adopted by the Board of
               Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.8 to ATC's Form 10-SB effective
               August 1, 1994

     10.3.1    Standard form of Incentive Stock Option Plan Agreement filed as
               Exhibit 6.8.1 to ATC's Form 10-SB effective August 1, 1994

     10.4      1992 Non-Statutory Stock Option Plan adopted by the Board of
               Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.9 to ATC's Form 10-SB effective
               August 1, 1994

     10.4.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.9.1 to ATC's Form 10-SB effective August 1, 1994

     10.5      Demand Promissory Note for $82,500 due from Robert Putnam dated
               January 17, 1997 filed as Exhibit 10.11 to ATC's Form 10-QSB for
               March 31, 1997

     10.6      Sublease Agreement between Global Associates, Ltd. and Norris
               Communications, Inc. and the Company dated July 11, 1997 filed as
               Exhibit 10.13 to ATC's Form 10-QSB for June 30, 1997

     10.7      1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 to ATC's Form S-8 dated March 24, 1997

     10.8      Stock Option Agreement dated September 1, 1997 between ATC and
               Dale Williams filed as Exhibit 10.15.1 to ATC's Form 10-KSB for
               September 30, 1997

     10.8.1 Separation Agreement and General Release between Dale Williams and ATC executed on June 19, 1998 filed as Exhibit 10.15.2 to ATC's Form 8-K dated June 29, 1998

     10.8.2 Amendment to Stock Option Agreement between Dale Williams and ATC dated as of June 12, 1998 filed as Exhibit 10.15.3 to ATC's Form
               8-K dated June 29, 1998

     10.9 Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 to ATC's Form 10-KSB for September 30, 1997

     10.10 Employment Agreement dated as of September 1, 1997 between ATC and Robert Putnam filed as Exhibit 10.17 to ATC's Form 10-KSB for
               September 30, 1997

     10.11     Agreement dated as of June 1, 1998, between ATC and Authentic,
               Ltd. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 406) as filed as Exhibit 10.18 to ATC's 10-QSB dated August 10, 1998

     10.12     1997 Stock Option Plan as adopted on January 23, 1998 filed as
               Exhibit 10.1 to ATC's Form S-8 dated July 27, 1998

     *10.13    Employment Agreement dated July 17, 1998 between ATC and
               Cornelius J. Brosnan

     10.13.1 Special Stock Option Agreement dated October 2, 1997 between ATC and Cornelius J. Brosnan filed as Exhibit 10.2 to ATC's Form S-8 dated July 27, 1998

     *10.13.2  Stock Option Agreement dated July 15, 1998 between ATC and
               Cornelius J. Brosnan

     *10.14    Employment Agreement dated July 8, 1998 between ATC and James
               Croft.

23. CONSENTS OF EXPERTS AND COUNSEL

     *23.1     Consent of BDO Seidman, LLP

27. FINANCIAL DATA SCHEDULE

     *27.1     Financial Data Schedule



-----------------

(b) Reports on Form 8-K - None

AMERICAN TECHNOLOGY CORPORATION
INDEX TO FINANCIAL STATEMENTS
================================================================================



Report of Independent Certified Public Accountants                           F-2

Balance Sheet as of September 30, 1998                                       F-3

Statements of Operations for the Years Ended
        September 30, 1998 and 1997                                          F-4

Statements of Stockholders' Equity for the Years Ended
        September 30, 1998 and 1997                                          F-5

Statements of Cash Flows for the Years Ended
        September 30, 1998 and 1997                                          F-6

Summary of Accounting Policies                                         F-7 - F-9

Notes to Financial Statements                                        F-10 - F-17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
================================================================================



To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California



We have audited the accompanying balance sheet of American Technology Corporation as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




                                                     /s/ BDO SEIDMAN, LLP
                                                     --------------------
                                                         BDO Seidman, LLP

Denver, Colorado
November 6, 1998,
except for Note 13 which is as of December 28, 1998

                         AMERICAN TECHNOLOGY CORPORATION

                                  BALANCE SHEET



September 30,                                                            1998
                                                                     ------------
ASSETS
CURRENT ASSETS:
  Cash                                                               $  1,034,577
  Investment securities available for sale [note 1]                        14,645
  Trade accounts receivable [note 10], less allowance of
    $17,000 for doubtful accounts                                          71,737
  Inventories [note 2]                                                     87,292
  Prepaid expenses and other                                               58,470
                                                                     ------------
TOTAL CURRENT ASSETS                                                    1,266,721
                                                                     ------------
  Equipment, net [note 3]                                                 169,367
  Patents                                                                 245,919
  Other                                                                     1,738
                                                                     ------------
TOTAL ASSETS                                                         $  1,683,745
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   $    202,042
  Accrued liabilities                                                      78,791
                                                                     ------------
TOTAL CURRENT LIABILITIES                                                 280,833
                                                                     ============

COMMITMENTS AND CONTINGENCIES [NOTES 4 AND 9]

STOCKHOLDERS' EQUITY [NOTES 7 AND 8]:
  Common stock, $0.00001 par value; 20,000,000 shares
     authorized: 11,356,014 shares issued and outstanding                     114
  Additional paid-in capital                                           10,180,265
  Notes receivable [note 4]                                               (27,895)
  Accumulated deficit                                                  (8,764,013)
  Net unrealized gain on securities available for sale [note 1]            14,441
                                                                     ------------
TOTAL STOCKHOLDERS' EQUITY                                              1,402,912
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,683,745
                                                                     ============



See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS




Years Ended September 30,                                   1998              1997
                                                        ------------      -----------
REVENUES:
  Product sales [note 10]                               $    194,758      $   967,408
  Licensing revenues                                          50,000             --
                                                        ------------      -----------
Total revenues                                               244,758          967,408
                                                        ------------      -----------
Cost of products sold and licensed [note 4]                  407,123          809,437
                                                        ------------      -----------

GROSS PROFIT (LOSS)                                         (162,365)         157,971
                                                        ------------      -----------

OPERATING EXPENSES:
  Selling, general and administrative                      2,005,348        1,137,054
  Research and development                                   991,238          566,288
  Non-cash compensation expense                              655,174          479,514
                                                        ------------      -----------
Total operating expenses                                   3,651,760        2,182,856
                                                        ------------      -----------

Loss from operations                                      (3,814,125)      (2,024,885)
                                                        ------------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                            131,967           27,653
  Interest expense - non-cash                               (926,555)        (146,331)
  Other                                                       15,000             (800)
                                                        ------------      -----------
Total other income (expense)                                (779,588)        (119,478)
                                                        ------------      -----------

NET LOSS                                                $ (4,593,713)     $(2,144,363)
                                                        ============      ===========

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS               $ (4,593,713)     $(2,762,009)
                                                        ============      ===========

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND
  DILUTED                                                      (0.42)           (0.30)
                                                        ============      ===========

AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING      10,889,654        9,268,128
                                                        ============      ===========


See accompanying summary of accounting policies and notes to financial statements.

                        AMERICAN TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY



Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


                                                                    Common Stock          Series A Convertible Preferred Stock
                                                                ---------------------     -------------------------------------



                                                                          Additional
                                                                            Paid-in                                     Notes
                                                     Shares     Amount      Capital       Shares         Amount      Receivable
                                                    ---------   ------   ------------     ------        -------      ----------
BALANCE, OCTOBER 1, 1996                            8,611,759    $ 86    $  3,063,373         --             --            --
                                                   ------------  ----    ------------     ------       ----------     ---------
Issuance of common stock:
 Upon exercise of stock options [note 8]              592,500       6         343,644         --             --        (173,150)
 For compensation and services                         40,327       1         201,413         --             --            --
 Upon conversion of 6% convertible notes
   at $3.50 per share
   and accrued interest [note 5]                      181,230       2         634,308         --             --            --
 Cash-less exercise of 350,000 options                292,963       3              (3)        --             --            --
 Upon exercise of warrants at $0.50
   per share [note 7]                                  40,000     --           20,000         --             --            --
Value assigned to 50,000 warrants granted with 6%
   convertible notes [note 5]                            --       --            2,500         --             --            --
Value assigned to 90,000 warrants granted as
  consulting services [note 7]                           --       --           33,300         --             --            --
Value assigned to 97,500 options granted for
  services [note 8]                                      --       --          244,800         --             --            --
Non-cash interest on convertible notes [note 5]          --       --          122,700         --             --            --
Issuance of preferred stock, net of offering
  costs [note 7]                                         --       --             --        350,000      3,321,153          --
Payment on notes receivable [note 4]                     --       --             --           --             --          20,000
Net loss for the year                                    --       --             --           --             --            --
Net unrealized loss on securities available
  for sale                                               --       --             --           --             --            --
                                                   ------------  ----    ------------     ------       ----------     ---------
BALANCE, SEPTEMBER 30, 1997                         9,758,779      98       4,666,035      350,000      3,321,153      (153,150)
Issuance of common stock:
 Upon exercise of stock options [note 8]              158,800       2         213,716         --             --            --
 For compensation and services [note 8]                14,750     --           91,919         --             --            --
 Upon conversion of 6% convertible notes
   at $3.50 per share
   and accrued interest [note 5]                      128,459       1         393,205         --             --            --
 Cash-less exercise of warrants [note 7]              106,029       1         919,999         --             --            --
 Upon conversion of Series A Preferred
   Stock [note 7]                                     974,197      10       3,321,143     (350,000)    (3,321,153)         --
 Upon exercise of warrants from $0.50 - $7.50         215,000       2         136,248         --             --            --
 Value assigned to 75,000 warrants granted as
    consulting services [note 7]                         --       --          122,000         --             --            --
 Value assigned to 80,000 options granted
    for services [note 8]                                --       --          316,000         --             --            --
Payment on notes receivable [note 4]                     --       --             --           --             --         125,255
Net loss for the year                                    --       --             --           --             --            --
Net unrealized loss on securities available
    for sale [note 1]                                    --       --             --           --             --            --
                                                   ------------  ----    ------------     ------       ----------     ---------
BALANCE, SEPTEMBER 30, 1998                        11,356,014    $114    $ 10,180,265         --             --       $ (27,895)
                                                   ============  ====    ============     ======       ==========     =========

                                                                    Net
                                                                 unrealized
                                                                  gain on
                                                                 securities       Total
                                                   Accumulated    available    Stockholders'
                                                      Deficit     for sale        Equity
                                                   -----------   -----------   ------------
BALANCE, OCTOBER 1, 1996                           $(2,025,937)    $ 189,950     $ 1,227,472
                                                   -----------     ---------     -----------
Issuance of common stock:
 Upon exercise of stock options [note 8]                  --            --           170,500
 For compensation and services                            --            --           201,414
 Upon conversion of 6% convertible notes
   at $3.50 per share
   and accrued interest [note 5]                          --            --           634,310
 Cash-less exercise of 350,000 options                    --            --              --
 Upon exercise of warrants at $0.50
   per share [note 7]                                     --            --            20,000
Value assigned to 50,000 warrants granted with 6%
   convertible notes [note 5]                             --            --             2,500
Value assigned to 90,000 warrants granted as
  consulting services [note 7]                            --            --            33,300
Value assigned to 97,500 options granted for
  services [note 8]                                       --            --           244,800
Non-cash interest on convertible notes [note 5]           --            --           122,700
Issuance of preferred stock, net of offering
  costs [note 7]                                          --            --         3,321,153
Payment on notes receivable [note 4]                      --            --            20,000
Net loss for the year                               (2,144,363)         --        (2,144,363)
Net unrealized loss on securities available
  for sale                                                --        (160,864)       (160,864)
                                                   -----------     ---------     -----------
BALANCE, SEPTEMBER 30, 1997                         (4,170,300)       29,086       3,692,922
Issuance of common stock:
 Upon exercise of stock options [note 8]                  --            --           213,718
 For compensation and services [note 8]                   --            --            91,919
 Upon conversion of 6% convertible notes
   at $3.50 per share
   and accrued interest [note 5]                          --            --           393,206
 Cash-less exercise of warrants [note 7]                  --            --           920,000
 Upon conversion of Series A Preferred
   Stock [note 7]                                         --            --              --
 Upon exercise of warrants from $0.50 - $7.50             --            --           136,250
 Value assigned to 75,000 warrants granted as
    consulting services [note 7]                          --            --           122,000
 Value assigned to 80,000 options granted
    for services [note 8]                                 --            --           316,000
Payment on notes receivable [note 4]                      --            --           125,255
Net loss for the year                               (4,593,713)         --        (4,593,713)
Net unrealized loss on securities available
    for sale [note 1]                                     --         (14,645)        (14,645)
                                                   -----------     ---------     -----------
BALANCE, SEPTEMBER 30, 1998                        $(8,764,013)    $  14,441     $ 1,402,912
                                                   ===========     =========     ===========



See accompanying summary of accounting policies and notes to financial statements. F-5

                         AMERICAN TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS



Years Ended September 30,                                   1998             1997
                                                         -----------     -----------
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss                                                 $(4,593,713)    $(2,144,363)
Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                         132,215          97,920
       Warrants granted for services                         122,000          33,300
       Warrants granted with convertible debt                   --             2,500
       Common stock issued for services and
         compensation                                         91,919         201,414
       Common stock issued for interest                       18,206           9,310
       Options granted for services                          316,000         244,800
       Inventory and loss accrual                            160,000            --
       Bonus paid on exchange for payment                    125,255            --
       Non-cash interest on cash-less exercise
         of warrants                                         920,000            --
       Non-cash interest expense on convertible notes           --           122,700
       Non-cash accrued interest on long term debt           (11,651)         11,651
Changes in assets and liabilities:
       Trade accounts receivable                             235,437        (111,717)
       Inventories                                           (57,477)        124,116
       Prepaid expenses and other                            (31,094)         31,530
       Accounts payable                                       81,173        (227,319)
       Accrued liabilities                                    27,355          31,633
                                                         -----------     -----------
Net cash used in operating activities                     (2,464,375)     (1,572,525)
                                                         -----------     -----------

INVESTING ACTIVITIES:
Purchase of property and equipment                           (80,995)       (176,766)
Patent costs paid                                           (108,479)       (101,235)
                                                         -----------     -----------
Net cash used in investing activities                       (189,474)       (278,001)
                                                         -----------     -----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net                  --         3,321,153
Proceeds from exercise of common stock warrants              136,250          20,000
Proceeds from exercise of stock options                      213,718         343,650
Proceeds loaned on notes receivable - officers for
  option exercise                                               --          (173,150)
Principal payment received on notes receivable -
  officers                                                      --            20,000
Proceeds from issuance of convertible notes                     --         1,000,000
                                                         -----------     -----------
Net cash provided by financing activities                    349,968       4,531,653
                                                         -----------     -----------
Net increase (decrease) in cash                           (2,303,881)      2,681,127
                                                         -----------     -----------
Cash, beginning of year                                    3,338,458         657,331
                                                         -----------     -----------
Cash, end of year                                        $ 1,034,577     $ 3,338,458
                                                         ===========     ===========



See accompanying summary of accounting policies and notes to financial statements.

AMERICAN TECHNOLOGY CORPORATION
SUMMARY OF ACCOUNTING POLICIES
================================================================================



ORGANIZATION AND BUSINESS
American Technology Corporation (the "Company"), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustics and other electronic technologies and the sales and marketing of consumer electronic products.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company's cash is placed in quality money market accounts with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentration of credit risk with respect to the trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company's customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

The carrying amounts of financial instruments including cash, trade accounts receivable, notes receivable-officers, accounts payable and accrued liabilities approximated fair market value because of the immediate or short-term maturity of these instruments.

INVESTMENT SECURITIES
Investment securities classified as available for sale are those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable income taxes) as a separate component of stockholders' equity.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is computed over the estimated useful lives of three years using the straight-line method.

PATENTS
Patents are carried at cost and, when granted, will be amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

LEASES
Leases entered into are classified as either capital or operating leases. Leases, which substantially transfer all benefits and risks of ownership of property to the Company, are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and

AMERICAN TECHNOLOGY CORPORATION
SUMMARY OF ACCOUNTING POLICIES
================================================================================



financing. At fiscal year end 1998 the Company had no capital lease obligations. All current leases reported are classified as operating leases.

REVENUE RECOGNITION
Product sales are recognized in the periods that products are shipped. Licensing revenues for one-time license fees are recognized upon achievement of contractual milestones and the collection of the resulting receivable is deemed probable.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferral tax asset will not be realized.

NET LOSS PER SHARE
The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board of Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to Common Stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of Common Shares outstanding for the period. The weighted average number of Common Shares outstanding during 1998 was 10,889,654 [1997 - 9,268,128]. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the years presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options and warrants to purchase 1,693,100 shares of Common Stock were outstanding at September 30, 1998 and stock options, warrants and convertible debt exercisable into 2,408,000 shares of Common Stock were outstanding at September 30, 1997. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods. All prior period loss per share data is presented in conformity with the requirements of SFAS No. 128.

Net loss available to Common Stockholders was reduced by $617,646 in computing net loss per share for the fiscal year ended September 30, 1997 by an imputed deemed dividend from a discount provision included in the Series A Preferred Stock [see Note 7]. The deemed dividend was amortized to the earliest period at which the preferred stock became convertible and was recognized as a deemed dividend for the fiscal year ended September 30, 1997. The imputed dividend was not a contractual obligation on the part of the Company to pay such imputed dividend.

STOCK OPTIONS
The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock options plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying Common Stock on the date of grant.

SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to nonemployees using the Black-Scholes Option-pricing model.

AMERICAN TECHNOLOGY CORPORATION
SUMMARY OF ACCOUNTING POLICIES
================================================================================



STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Owners and distribution to owners define comprehensive income to include all changes in equity except those resulting from investments. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way the public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on change in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosure. Results of operations and financial position, however, will be unaffected by implementation of these standards. Management believes that the adoption of SFAS No. 130 and 131 will have no material impact on the Company's financial statement disclosures. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



1.       INVESTMENT SECURITIES

The Company's investment in securities consists of 225,300 shares of Norris Communications Inc. Common Stock, an affiliated corporation. At September 30, 1998, the Company's market value of available for sale securities consisted of:


                                                         Gross          Estimate
                                                       Unrealized         Fair
                                          Cost           Gains            Value
                                          ----         ----------       --------
Common Stock                              $203          $14,441          $14,645
                                          ====          =======          =======



2.       INVENTORIES

At September 30, 1998, inventories consisted of the following:


Finished goods                                                           $28,258
Consigned finished goods                                                  43,200
Work-in-process                                                            7,847
Raw materials                                                              7,987
                                                                         -------
                                                                         $87,292
                                                                         =======


3.       EQUIPMENT

Equipment consisted of the following at September 30, 1998:


Machinery and equipment                                               $ 413,278
Office furniture and equipment                                           91,409
Leasehold improvements                                                   37,442
                                                                      ---------
Accumulated depreciation                                               (372,762)
                                                                      ---------
Net equipment                                                         $ 169,367
                                                                      =========


Depreciation expense was approximately $108,049 and $74,000 for the years ended September 30, 1998 and 1997, respectively.

4.       RELATED PARTY TRANSACTIONS

Facility Lease
The Company entered into a three-year lease agreement commencing on July 11, 1997 and expiring on July 30, 2000. To meet the credit requirements of the landlord, both the Company and an affiliated corporation Norris Communications Inc. ("NCI") entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $14,476 inclusive of utilities and costs. The Company is occupying 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000. The Company could become obligated for the entire lease should NCI default on its share of payments thereon. Office rent expense recorded by the Company for the years ended September 30, 1998 and 1997 was $91,515 and $32,000, respectively.

Royalties
In connection with a 1992 agreement to purchase technology, the Company is required to pay a stockholder/director of the Company a 1% royalty on all net sales of radio equipment (as defined). For the years ended September 30, 1998 and 1997, total royalties paid by the Company on radio sales were approximately $973 and $7,900.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



The Company is also obligated to pay the stockholder/director royalties of 2% on gross revenues of the Company's sound reproduction and global positioning satellite technologies. As of September 30, 1998, no amounts have been paid nor are due under this agreement.

Notes Receivable-Officers
In January 1997, to allow for the exercise of stock options, the Company made unsecured cash demand loans to two officers aggregating $173,150. During fiscal 1997, the officers made principal payments aggregating $20,000. During fiscal 1998 the Company bonused an aggregate of $136,652 to the two officers, including $125,255 of principal, thereby reducing the balance of notes receivable to $27,895. The notes are presented as a reduction from stockholders' equity in the accompanying financial statements.

5.       LONG-TERM DEBT

During fiscal 1997, the Company raised $1,000,000 through the issuance of 6% convertible subordinated promissory notes due March 1, 1999 (the "Convertible Notes"). As the market price of the Company's Common Stock exceeded the conversion price of the Convertible Notes at the date of issuance, the Company recognized embedded non-cash interest expense of $122,700 upon issuance of the Convertible Notes in fiscal 1997. The Convertible Notes were issued with detachable warrants which grant the holders the right to acquire up to 50,000 shares of the Company's Common Stock at a per share price of $5.00. The warrants expire on March 1, 2000. The warrants were determined to have a value of $2,500, which amount was recorded as additional paid-in capital.

During fiscal 1997, holders of $625,000 of the Convertible Notes converted their notes, and accrued interest thereon, into 181,230 shares of the Company's Common Stock. During fiscal 1998, the remaining balance of $375,000 and accrued interest of $18,206 (including $11,651 accrued from September 30, 1997) was converted into 128,459 Common Shares.

6.       INCOME TAXES

Income taxes consisted of the following:


Years ended September 30,                              1998              1997
-------------------------                          ------------       ----------
Deferred (benefit)
  Federal                                          $(1,302,000)       $(597,000)
  State                                               (230,000)        (105,000)
                                                   ------------       ----------
                                                    (1,532,000)        (702,000)
Change in valuation allowance                        1,532,000          702,000
                                                   ------------       ----------
                                                   $        --        $      --
                                                   ============       ==========


A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:


Years ended September 30,                               1998             1997
-------------------------                            -----------      ---------
Income taxes (benefit) computed at the
  federal statutory rate                             $(1,562,000)     $(729,000)
Tax effect of change in valuation allowance            1,526,000        638,000
Nondeductible compensation and
  interest expense                                       288,000        168,000
State income taxes (benefit), net of
  federal tax benefit                                   (276,000)      (127,000)
Other                                                     24,000         50,000
                                                     -----------      ---------
                                                     $        --      $      --
                                                     ===========      =========

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 1998 are as follows:

DEFERRED TAX ASSETS:
  Tax loss carryforwards                                            $ 2,866,000
  Equipment                                                              22,000
  Accruals and other                                                     15,000
  Allowances                                                              7,000
                                                                    -----------
      Gross deferred tax asset                                        2,910,000
      Less valuation allowance                                       (2,904,000)
                                                                          6,000
DEFERRED TAX LIABILITIES:                                           -----------
  Unrealized gain on investment securities                               (6,000)
                                                                    -----------
Net deferred tax asset (liability)                                  $        --
                                                                    ===========


A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 1998, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $7,200,000 which expire through 2018 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

7.       STOCKHOLDERS' EQUITY

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value, without any action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights an voting rights, if any. With respect to voting rights, if the preferred stock were permitted to vote in the election of directors or on other matters, each such share would be entitled to one vote, and such shares may vote with the shares of Common Stock or may vote as a separate class. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of Common Stock and could dilute the voting rights of the holders of Common Stock.

During the year ended September 30, 1997 the Company designated 350,000 shares of its Preferred Stock as Series A convertible Preferred Stock ("Series A") all of which was issued at $10.00 per share for net proceeds of $3,321,153. During the year ended September 30, 1998, all 350,000 shares of Series A sock were converted into 974,197 shares of Common Stock.

See Note 13 subsequent event.

Warrants
During fiscal 1997 the Company granted warrants to purchase 90,000 shares at $5.00 per share in connection with consulting services. These warrants were valued at $33,300. During fiscal 1998 the Company granted warrants to purchase 75,000 shares at $16.00 per share in connection with consulting services. These warrants were valued at $122,000.

During fiscal 1998, the Company amended the terms of a warrant to purchase 100,000 shares of Common Stock previously granted to a director in connection with a 1992 financing transaction. The amendment provided for a

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



cashless exercise, which was completed in May 1998. The Company recorded non-cash interest expense of $920,000 in connection with the cashless exercise. At September 30, 1998, the Company had the following warrants outstanding arising from the offerings and transactions, each exercisable into one Common
Share:

                 Number       Exercise Price          Expiration Date
                -------       --------------          ----------------
                 60,000             $ 5.00            February 5, 2000
                 47,500             $ 5.00               March 1, 2000
                172,500             $ 7.50              August 1, 2000
                 25,000             $16.00               June 18, 2000
                 50,000             $16.00                May 12, 2003
                -------
                355,000
                =======


8.       BENEFIT PLANS

1997 Employee Stock Compensation Plan ("ESC")
Effective March 10, 1997, the Company adopted the ESC Plan, expiring March 9, 2000, reserving for issuance 100,000 shares of the Company's Common Stock. The ESC Plan provides for compensation awards of the Company's Common Stock to non-executive employees (as defined), at the discretion of the ESC Plan committee. During fiscal 1998, the Company issued 14,750 shares of Common Stock under the Plan recording non-cash compensation expense of $91,919 for awards valued at an estimated fair market value ranging from $3.875 to $8.53 per share.

During fiscal 1997, the Company issued 40,327 shares of Common Stock under the plan recording non-cash compensation expense of $201,414 for awards valued at an estimated fair market value ranging from $3.75 to $6.38 per share.

1997 Stock Option Plan
The Company has a Stock Option Plan, expiring January 22, 2008, reserving for issuance 500,000 shares of the Company's Common Stock. The Options issued under the Plan shall, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The Stock Option Plan provides for grants to employees, directors or consultants, both at the discretion of the Board of Directors. Options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the Stock Option Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1998, there were options outstanding covering 238,000 shares of Common Stock under this Plan.

1992 Incentive Stock Option Plan ("ISO")
The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1998, there were options outstanding covering 502,600 shares of Common Stock under this Plan.

1992 Non-Statutory Stock Option Plan ("NSO")
The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The NSO Plan provides for grants to either full or part-time employees, directors or consultants, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within 10 years of the date they were granted. As of September 30, 1998, there were options outstanding covering 187,500 shares under this Plan.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



Other Stock Options
During fiscal 1998 the Company granted to an executive officer options of up to 290,000 Common Shares vesting over a period of two years. A total of 240,000 options are exercisable at $8.50 per share until July 15, 2003 and 50,000 options are exercisable at $16.00 per share until October 2, 2002. The Company cancelled options on 742,000 shares of Common Stock previously granted to a former executive officer with the balance of the option on 120,000 shares at $5.81 per share expiring on June 12, 1999.

Non-Cash Stock Option Compensation Expense
During fiscal 1998 and 1997, the Company recorded non-cash compensation expense of $316,000 and $244,800, respectively, under its stock option plans to non-employees through the granting of 80,000 options and 97,500 options, respectively. Of the non-cash compensation expense recorded in fiscal 1998, $136,000 pertained to the fourth quarter. Also during fiscal 1997, 292,963 Common Shares were issued in connection with the cashless exercise of stock options relating to 350,000 shares.

Stock Option Pro Forma and Summary Information
FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock options plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award (those under the stock option plans described above plus the 75,000 warrants for consulting services) (see note 7) at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used respectively; dividend yield of zero percent for all years; expected volatility of 70 to 100 percent; risk-free interest rates between 4.8 and 5.8 percent; and expected lives of 2 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company's net loss available to Common Shareholders and basic and diluted per Common Share would have been increased by the pro forma amounts indicated below:


Years ended September 30,                           1998                1997
-------------------------                       -------------     -------------
Net Loss available to Common Shareholders
    As reported                                 $  (4,593,713)    $  (2,762,009)
    Pro forma                                      (4,906,273)       (3,195,634)
Net loss per Common Share
    As reported                                 $        (.42)    $        (.30)
    Pro forma                                   $        (.45)             (.34)


During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans as of September 30, 1998 and 1997 and the changes during the years ended on those dates is presented below:


                                                                  Weighted Average
                                                                        Shares      Exercise Price
                                                                  ----------------  --------------
FISCAL 1997:
Outstanding October 1, 1996                                           1,586,000        $   0.58
    Granted                                                           1,054,000        $   5.66
    Canceled/expired                                                    (25,000)       $   0.50
    Exercised                                                          (942,500)       $   0.57
                                                                      =========
Outstanding September 30, 1997                                        1,672,500        $   3.79
                                                                      =========
Exercisable at September 30, 1997                                     1,016,500        $   2.55
                                                                      =========
Weighted average fair value of options granted during the year                         $   1.51
                                                                                       ========

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================


FISCAL 1998:
Outstanding October 1, 1997                                           1,672,500        $   3.79
    Granted                                                             567,600        $   7.46
    Canceled/expired                                                   (743,200)       $   5.81
    Exercised                                                          (158,800)       $   1.35
                                                                      =========
Outstanding September 30, 1998                                        1,338,100        $   4.51
                                                                      =========
Exercisable at September 30, 1998                                       898,568        $   2.84
                                                                      =========
Weighted average fair value of options granted during the year                         $   0.52
                                                                                       ========


The following table summarizes information about stock options outstanding at September 30, 1998:


                                                    Weighted
                                                     Average             Weighted                                      Weighted
      Range of                                      Remaining             Average                                       Average
      Exercise                Number               Contractual            Exercise                Number               Exercise
       Prices              Outstanding                 Life                Price                Exercisable              Price
   -------------           -----------             -----------           ---------              -----------            ---------
   $ 0.50-$ 0.55             480,000                   2.40              $    0.52                480,000              $    0.52
   $ 3.59-$ 4.48             285,000                   3.48                   4.03                155,668                   4.20
   $ 4.98-$ 5.90             210,000                   1.94                   5.81                205,000                   5.83
          $ 7.81              63,100                   1.78                   7.81                 47,900                   7.81
          $ 8.50             250,000                   4.79                   8.50                 10,000                   8.50
          $16.00              50,000                   4.01                  16.00                   --                     --
   -------------           -----------             -----------           ---------              -----------            ---------
   $0.50-$ 16.00           1,338,100                   3.03              $    4.51                898,568              $    2.84
   =============           ===========             ===========           =========              ===========            =========


Employee Benefit  - 401(k) Plan
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal year ended September 30, 1998, the Company made no matching contributions.

9. COMMITMENTS AND CONTINGENCIES

Facility
The Company and NCI, a company related through common management and ownership has a joint lease office space in San Diego, California (see note 4). The lease expires on July 31, 2000. The total operating lease obligation under the joint lease for office space is $326,227 of which the Company's share of minimum commitments is as follows:


Years ending:
1999                                                                    $ 96,603
2000                                                                      83,625
                                                                        --------
                                                                        $180,228
                                                                        ========

The Company could become obligated for the entire lease should NCI default on its share of payments thereon.

Automobile Leases.
The Company has three automobile lease obligations with terms of 24 to 36 months. All leases will expire as of September 2001 and are reported as operating leases within the financial statements. The obligations under these leases are as follows:

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



Years ending:
1999                                                                     $31,452
2000                                                                      16,648
2001                                                                      10,000
                                                                         -------
                                                                         $58,100
                                                                         =======


Equipment Operating Lease
The Company has a 36 month equipment lease obligation which is reported as an operating lease within the financial statements. The lease expires in September 2000. The obligations under this lease is as follows:


Years ending:
1999                                                                     $18,868
2000                                                                      14,151
                                                                         -------
                                                                         $33,019
                                                                         =======


Employment Agreements
The company has entered into four employment agreements with executive officers and one key employee. These agreements are each for three-year terms expiring from August, 2000 to September, 2001. The agreements may be automatically renewed for one-year terms. The agreements provide for minimum annual salaries ranging from $60,000 to $240,000, a total of $530,000, in the aggregate. Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

10. MAJOR CUSTOMERS, FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND EXPORT SALES

During the year ended September 30, 1998, sales to three individual customers accounted for 19%, 18% and 10% of total revenue. During the year ended September 30, 1997, sales to three individual customers accounted for 30%, 14% and 13% of total revenues.

11.      SUPPLIER AGREEMENTS

Finished consumer products are purchased from a variety of foreign and domestic sources under contract or by purchase order. In fiscal 1998, the Company sourced certain finished products representing approximately 81% of its net revenues from outside foreign manufacturers. The Company has relationships with a number of high quality, low-cost foreign manufacturers who provide the Company with a diverse line of consumer electronic products. The Company believes this diversification is such that it is not reliant on any one supplier.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================



12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Years ended September 30,                                                        1998                  1997
-------------------------                                                      --------              --------
Non-cash financing activities:
    Convertible notes exchanged for Common Stock                               $375,000              $625,000
    Interest paid by issuance of Common Stock                                    18,206                16,310
    Cash paid for interest                                                         --                     170
    Bonus paid in exchange for payment on officer note receivable               125,255                  --
                                                                               ========              ========


13.      SUBSEQUENT EVENT

On December 24, 1998 the Company issued 172,750 shares of Series B Preferred Stock, par value $.00001 ("Preferred Stock") for cash at $10.00 per share for gross proceeds of $1,727,500. The dollar amount of Preferred Stock, increased by $.60 per share of Preferred Stock per annum and other adjustments, is convertible one or more times into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the Common Stock market price exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock shall be subject to automatic conversion on November 30, 2001. In connection with the sale of Preferred Stock the Company issued warrants to purchase 172,750 shares of Common Stock at $6.00 per share until November 30, 2001 ("Warrants"). The Company intends to use the net proceeds of approximately $1,712,000 for general corporate purposes.

The Company has received subscriptions for an additional 28,850 shares of Series B Preferred Stock. The following pro forma condensed balance sheet assumes the sale of an aggregate of 201,600 shares of Preferred Stock and the estimated valuation of the warrants granted as if the transaction was completed as of September 30, 1998:



                                                       Pro Forma              As
                                     Actual            Adjustment          Adjusted
                                  ------------         ----------        ------------
Current assets                    $  1,266,721         $2,000,000        $  3,266,721
Long-term assets                       417,024               --               417,024
                                  ------------         ----------        ------------
                                  $  1,683,745         $2,000,000        $  3,683,745
                                  ============         ==========        ============

Current liabilities               $    280,833               --          $    280,833

Preferred stock - net                     --                    2                   2
Common Stock                               114               --                   114
Additional paid-in capital          10,180,265          2,348,998          12,529,263
Other                                  (13,454)              --               (13,454)
Accumulated deficit                 (8,764,013)          (349,000)         (9,113,013)
                                  ------------         ----------        ------------
Total stockholders' equity           1,402,912          2,000,000           3,402,912
                                  ------------         ----------        ------------
                                  $  1,683,745         $2,000,000        $  3,683,745
                                  ============         ==========        ============

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN TECHNOLOGY CORPORATION

                                           December 29, 1998


                                       By: /s/ CORNELIUS J. BROSNAN
                                           ----------------------------------
                                           Cornelius J. Brosnan
                                           Chairman, President and
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 29, 1998                By  /s/ CORNELIUS J. BROSNAN
                                           ----------------------------------
                                           Cornelius J. Brosnan, Chairman,
                                           President and Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)

Date: December 29, 1998                By  /s/ ROBERT PUTNAM
                                           ----------------------------------
                                           Robert Putnam, Vice President,
                                           Treasurer and Assistant Secretary
                                           (Principal Financial and Accounting
                                           Officer)

Date: December 29, 1998                By  /s/ ELWOOD G. NORRIS
                                           ----------------------------------
                                           Elwood G. Norris
                                           Chief Technology Officer and Director


Date: December 29, 1998                By  /s/ RICHARD M. WAGNER
                                           ----------------------------------
                                           Richard M. Wagner
                                           Secretary and Director


Date: December 29, 1998                By  /s/ O'CONNELL J. BENJAMIN
                                           ----------------------------------
                                           O'Connell J. Benjamin
                                           Director


Date: December 29, 1998                By  /s/ DAVID J. CARTER
                                           ----------------------------------
                                           David J. Carter
                                           Director