Form 10QSB/A
period 1998-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1999-01-08
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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
           (Class)                                (Outstanding at July 31, 1998)

Transitional Small Business Disclosure Format (check one):  YES   [ ]   NO   [X]

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                June 30,          September 30,
                                                                  1998               1997
                                                               -----------        -----------
CURRENT ASSETS:
    Cash                                                       $ 1,798,790        $ 3,338,458
    Investment securities                                           26,833             29,289
    Trade accounts receivable - net                                120,085            307,174
    Inventories                                                     66,232            189,815
    Prepaid expenses and other                                      50,673             27,376
                                                               -----------        -----------
Total current assets                                             2,062,613          3,892,112

EQUIPMENT - NET                                                    188,173            196,422

OTHER ASSETS
    Patents                                                        219,695            137,440
    Other                                                            7,779             25,904
                                                               -----------        -----------
                                                               $ 2,478,260        $ 4,251,878
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                   $   283,081        $   172,305

LONG-TERM DEBT (NOTE 7)                                                 --            386,651
                                                               -----------        -----------

Total Liabilities                                                  283,081            558,956
                                                               -----------        -----------

STOCKHOLDERS' EQUITY (NOTE 8)
    Preferred stock $.00001 par value; authorized
      5,000,000 shares;
      Series A Convertible preferred stock, 350,000
      shares designated, -0- and 350,000
      issued and outstanding, respectively,
      (liquidation preference of $10 per share)                         --          3,321,153
    Common stock $.00001 par value; authorized
      20,000,000 shares; 11,340,764 and 9,758,779 shares
      issued and outstanding, respectively                             113                 98
    Additional paid-in capital                                   9,972,245          4,666,035
    Notes receivable                                               (27,895)          (153,150)
    Accumulated deficit                                         (7,775,914)        (4,170,300)
    Net unrealized gain on securities available for sale            26,630             29,086
                                                               -----------        -----------
Total stockholders' equity                                       2,195,179          3,692,922
                                                               -----------        -----------
                                                               $ 2,478,260        $ 4,251,878
                                                               ===========        ===========


See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                      Nine Months Ended
                                                          June 30,                                June 30,
                                              --------------------------------        --------------------------------
                                                  1998                1997                1998                1997
                                              ------------        ------------        ------------        ------------
NET SALES                                     $     79,257        $     88,013        $    163,836        $    771,117

Cost of goods sold                                  93,978              79,610             378,497             624,098
                                              ------------        ------------        ------------        ------------

GROSS PROFIT (LOSS)                                (14,721)              8,403            (214,661)            147,019
                                              ------------        ------------        ------------        ------------

OPERATING EXPENSES:
    Selling, general and administrative            442,214             243,377           1,420,771             852,781
    Research and development                       269,210             165,608             708,045             371,216
    Non-cash compensation expense                  427,255             137,707             464,528             142,207
                                              ------------        ------------        ------------        ------------

Total operating expenses                         1,138,679             546,692           2,593,344           1,366,204
                                              ------------        ------------        ------------        ------------

Loss from operations                            (1,153,400)           (538,289)         (2,808,005)         (1,219,185)
                                              ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
    Interest income                                 29,334               8,832             113,946              14,257
    Interest expense                                    --                  --                  --                (158)
    Interest expense - non-cash                   (920,000)            (14,477)           (926,555)           (139,677)
    Other                                               --                  --              15,000                (800)
                                              ------------        ------------        ------------        ------------

Total other income (expense)                      (890,666)             (5,645)           (797,609)           (126,378)
                                              ------------        ------------        ------------        ------------

Loss before taxes on income                     (2,044,066)           (543,934)         (3,605,614)         (1,345,563)

Taxes on income                                         --                  --                  --                  --
                                              ------------        ------------        ------------        ------------

NET LOSS                                      $ (2,044,066)       $   (543,934)       $ (3,605,614)       $ (1,345,563)
                                              ============        ============        ============        ============

BASIC NET LOSS PER SHARE
  OF COMMON STOCK (NOTE 3)                    $      (0.18)       $      (0.06)       $      (0.34)       $      (0.15)
                                              ============        ============        ============        ============

AVERAGE WEIGHTED NUMBER OF
  COMMON SHARES OUTSTANDING                     11,250,244           9,550,807          10,733,524           9,118,393
                                              ============        ============        ============        ============



See notes to interim financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

INCREASE (DECREASE) IN CASH                                                Nine Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                       1998               1997
                                                                    -----------        -----------
OPERATING ACTIVITIES:
    Net loss                                                        $(3,605,614)       $(1,345,563)
    Adjustments to reconcile net loss
    to cash used in operating activities:
        Amortization and depreciation                                    99,826             69,754
        Warrants issued for services                                    122,000              4,500
        Options granted for services                                    180,000                 --
        Non-cash interest on cashless exercise
           of warrants                                                  920,000                 --
        Non-cash interest on long-term debt                               6,555            128,914
        Compensation and services paid in common stock                   37,273            137,707
        Bonus paid on exchange for payment on note receivable           125,255                 --
        Non-cash accrued interest on long term debt                          --             10,763
        Inventory and loss accrual                                      160,000                 --
        Changes in operating assets and liabilities:
            Prepaid expenses and other                                  (23,297)            44,396
            Trade accounts receivable                                   187,089             22,561
            Inventories                                                 (36,417)            (4,247)
            Accounts payable and accrued expenses                       110,776           (214,514)
                                                                    -----------        -----------
Net cash provided by (used in) operating activities                  (1,716,554)        (1,145,729)
                                                                    -----------        -----------
INVESTING ACTIVITIES:
    Purchase of equipment                                               (73,452)          (195,039)
    Purchase of other assets                                            (82,255)           (62,378)
                                                                    -----------        -----------
Net cash provided by (used in) investing activities                    (155,707)          (257,417)
                                                                    -----------        -----------
FINANCING ACTIVITIES:
    Proceeds from exercise of stock warrants                            136,250             20,000
    Proceeds from exercise of stock options                             196,343            325,250
    Proceeds loaned on notes receivable - officers for
       option exercise                                                       --           (173,150)
    Principal payments on notes receivable  - officer                        --             20,000
    Proceeds from convertible notes                                          --          1,000,000
                                                                    -----------        -----------
Net cash provided by (used in) financing activities                     332,593          1,192,100
                                                                    -----------        -----------

Increase (decrease) in cash                                          (1,539,668)          (211,046)

CASH, BEGINNING OF PERIOD                                             3,338,458            657,331
                                                                    -----------        -----------

CASH, END OF PERIOD                                                 $ 1,798,790        $   446,285
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

3. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options and warrants to purchase 1,386,800 shares of common stock were outstanding at June 30, 1998 and stock options, warrants and convertible debt exercisable into 1,416,432 shares of common stock were outstanding as of June 30, 1997. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods. All prior period loss per share data is presented in conformity with the requirements of SFAS No. 128.

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
                                                         --------
                                                         $ 66,232
                                                         ========

6. INVESTMENT SECURITIES

The Company's investment securities consist of 225,300 shares of Norris Communications Inc. ("NCI") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At June 30, 1998 the Company's market value of available for sale securities consisted of:

                                                   Gross        Estimated
                                                 Unrealized       Fair
                                     Cost          Gains          Value
                                   -------       ----------     ---------
        Common stock               $   203        $26,630        $26,833

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

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

8. STOCKHOLDERS' EQUITY

The following summarizes equity transactions for the nine months ended June 30, 1998:

                                                                      Common Stock
                                                            ---------------------------------             Preferred Stock
                                                              Common         (Par Value and       -------------------------------
                                                              Shares         Paid in Capital)        Shares             Dollars
                                                            -----------      ----------------     -----------         -----------
        Balance October 1, 1997                               9,758,779        $ 4,666,133            350,000         $ 3,321,153
        Stock issued on conversion of convertible
          6% notes                                              122,494            375,000                 --                  --
        Stock issued for interest on convertible 6%
          notes                                                   5,965             18,206                 --                  --
        Stock issued on conversion of warrants                  215,000            136,250                 --                  --
        Cashless exercise of warrants                           106,029            920,000                 --                  --
        Value assigned to 75,000 warrants granted as
           consulting services                                       --            122,000                 --                  --
        Value assigned to 40,000 options granted for
           services                                                  --            180,000                 --                  --
        Stock issued on exercised stock options                 150,300            196,343                 --                  --
        Common stock issued on conversion of
          Series A Convertible Preferred Stock                  974,197          3,321,153           (350,000)         (3,321,153)
        Common stock issued for compensation
          and services                                            8,000             37,273                 --                  --
                                                            -----------        -----------        -----------         -----------
        Balance June 30, 1998                                11,340,764        $ 9,972,358                 --                  --
                                                            ===========        ===========        ===========         ===========


The following table summarizes information about stock option activity during the period ended June 30, 1998:

                                                              Weighted Average
                                                Shares         Exercise Price
                                              ----------      ----------------
        Outstanding October 1, 1997            1,672,500           $3.79
          Granted                                246,600           $7.23
          Canceled/expired                      (742,000)          $5.81
          Exercised                             (150,300)          $1.31
                                              ----------           -----
        Outstanding June 30, 1998              1,026,800           $3.52
                                              ==========
        Exercisable at June 30, 1998             843,733           $2.67
                                              ==========

During the nine months ended June 30, 1998, the Company recorded non-cash compensation expense of $180,000 under its stock option plans to non-employees through the granting of 40,000 options.

The following table summarizes information about stock options outstanding at June 30, 1998:

                                                Weighted
                                                 Average           Weighted                                 Weighted
       Range of               Number            Remaining           Average             Number              Average
       Exercise            Outstanding         Contractual         Exercise           Exercisable           Exercise
        Prices             at 06/30/98            Life               Price            at 06/30/98            Price
     ------------          -----------         ----------          ----------         -----------          ----------
      $0.50-$0.55             480,000                2.65          $     0.52             480,000          $     0.52
      $2.00-$2.15               8,500                0.05                2.04               8,500                2.04
      $3.59-$4.48             217,000                3.90                3.27             103,333                4.08
      $4.98-$5.90             210,000                5.81                4.03             205,000                5.83
            $7.81              61,300                2.76                7.81              46,900                7.81
           $16.00              50,000                4.26               16.00                 -0-                  --
     ----------------------------------------------------------------------------------------------------------------
     $0.50-$16.00           1,026,800                3.52          $     3.13             843,733          $     2.67
     ================================================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

In the third quarter ended June 30, 1998, the Company amended the terms of a warrant to purchase 100,000 shares of Common Stock granted to a director in connection with a 1992 financing transaction. The amendment provided for a cashless exercise, which was completed in May 1998. The Company recorded non-cash interest expense of $920,000 in connection with the cashless exercise. Also, during the third fiscal quarter of 1998, the Company granted warrants to purchase 75,000 shares at $16.00 per share in connection with consulting services. These warrants were valued at $122,000.

At June 30, 1998, the Company had the following warrants outstanding, each exercisable into one common share:

         Number             Exercise Price       Expiration Date
         ------             --------------       ---------------
         50,000                  $5.00           March 1, 2000
        175,000                  $7.50           August 1, 2000
         60,000                  $5.00           February 5, 2000
         25,000                 $16.00           June 18, 2000
         50,000                 $16.00           May 12, 2003
        -------
        360,000
        =======

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

                               ------------------

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

Cost of sales for the nine months ended June 30, 1998 were $378,497 resulting in a gross loss of $214,661. Cost of sales for the three months ended June 30, 1998 were $93,978 and the gross loss was $14,721. Included in the cost of sales for the current year was $160,000 for the write-off of obsolete parts inventory and writedown of finished goods to be liquidated. In the prior year the Company recorded a gross margin of $147,019 for the first nine months and $8,403 for the third fiscal quarter. The current year gross loss is the result of the phasing out of the ear radio product line and included special closeout pricing to reduce inventory levels as well as the $160,000 charge. Until the new products are introduced in volume there is significant uncertainty about future gross margins. Gross margin percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Research and development costs for the nine months ended June 30, 1998 were $708,045 compared to $371,216 for the comparable nine months of the prior year. The $336,829 increase resulted primarily from an increase in HSS and SFT technology development activities and related personnel and component costs. Personnel costs increased $260,000 in the current period due to additional research employees and component and equipment costs increased by $58,000 due to the increased level of activity in the current period. Research and development costs increased from $165,608 in the third quarter of the prior year to $269,210 in the third fiscal quarter of 1998 reflecting the increased personnel and activity.

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

Selling, general and administrative expenses increased from $852,781 for the nine months ended June 30, 1997 to $1,420,771 for the nine months ended June 30, 1998. The $567,990 increase included a $290,000 increase in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel, a $97,000 increase in outside marketing and professional services, a $75,000 increase in occupancy related costs due to a new leased facility and increased personnel and a $45,000 increase in legal and audit costs related to financing and pre-licensing activities. Selling, general and administrative expenses increased to $442,214 in the third quarter compared to $243,377 in the prior years comparable third quarter as a result of the increased costs outlined above. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1998 due to the additions of senior executive and marketing personnel, the expanded facility and related operations. Management anticipates hiring additional licensing and marketing personnel during the current fiscal year, which will further increase selling, general and administrative expenses.

The Company incurred $427,255 of non-cash compensation expenses in the third fiscal quarter 1998 including $122,000 for warrants issued for services, $180,000 for stock options granted to non-employees for services, and a $125,255 bonus paid in exchange for payment on notes receivable. In the prior year's third fiscal quarter the Company issued $4,500 warrants for services and common stock for services of $137,707.

As a result of the above factors, the Company experienced a loss from operations of $2,808,005 during the nine months ended June 30, 1998, compared to a loss from operations of $1,219,185 for the comparable nine months ended June 30, 1997. The operating loss for the third fiscal quarter of 1998 was $1,153,400 compared to $538,289 for the prior year's third quarter. The increase in the operating losses resulted primarily from the increases in research and development costs and increases in selling, general and administrative costs associated with the SFT and HSS technology combined with the gross loss from product sales.

During the nine months ended June 30, 1998, the Company recognized interest income of $113,946 from the increased cash on hand and also realized a $15,000 gain from the sale of the Company's royalty interest in EarPHONE technology. During the first nine months the Company incurred $926,555 of non-cash interest including $920,000 computed on the cashless exercise of previously issued warrants.

As a result of the above factors, the Company reported a net loss of $3,605,614 for the nine months ended June 30, 1998, compared to a net loss of $1,345,563 for the nine month period ended June 30, 1997. The Company has federal net loss carryforwards of approximately $3,600,000 for federal tax purposes expiring through 2018. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

Future operations are subject to significant variability as a result of product sales and margins, timing of new product offerings, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,145,729 for the fiscal year ended September 30, 1997 and $1,716,554 for the nine months ended June 30, 1998. During the nine months ended June 30, 1998, the net loss of $3,605,614 included non-cash expenses of $1,650,909 resulting in an adjusted net cash loss of $1,954,705. In addition to this amount of $1,954,705, cash was used in operating activities through an increase in prepaid expenses and other of $23,297 and an increase in inventories of $36,714, as adjusted. Operating cash was provided by a $187,089 reduction in accounts receivable and a $110,776 increase in accounts payable and accrued liabilities.

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

BUSINESS RISKS

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits required by Item 601 of Regulation S-B are filed as part of this report:

          *4.4 Stock Purchase Warrant dated June 18, 1998 exercisable at $16.00 per share until June 18, 2000 between ATC and to L.H. Friend, Weinress, Frankson & Presson, Inc. for an aggregate of 25,000 common shares.

          *4.5 Stock Purchase Warrant dated May 12, 1998 exercisable at $16.00 per share until May 12, 2003 between ATC and Jackson Strategic, Inc. (subsequently transferred to Jonathan A.
                    Berg) for an aggregate of 50,000 common shares.

          **10.18 Agreement dated as of June 1, 1998, between the Company and Authentic, Ltd. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 406)

          27        Financial Data Schedule (as amended)

    * Exhibits previously filed with Form 10-KSB for September 30, 1998 filed on December 29, 1998.

    ** Exhibit previously filed with Form 10-QSB for June 30, 1998 filed on August 10, 1998.

(b) Reports on Form 8-K

By Form 8-K report dated June 29, 1998, the Company reported an Item 5 event related to the Resignation of Dale Williams.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN TECHNOLOGY CORPORATION


Date: January 8, 1999                   By:     /s/ ROBERT PUTNAM
                                                --------------------------------
                                               Robert Putnam, Vice President,
                                               Treasurer and Director
                                               (Principal Financial and
                                               Accounting Officer and duly
                                               authorized to sign on behalf
                                               of the Registrant)