Form 10-Q
period 1998-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1999-02-12
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 (619) 679-2114
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                         11,398,568
--------------------------------                         ----------
             (Class)                          (Outstanding at February 10, 1999)


================================================================================

                         AMERICAN TECHNOLOGY CORPORATION

                                      INDEX

                                                                                       Page
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements:

          Balance Sheets as of December 31, 1998 (unaudited) and
            September 30, 1998                                                           3

          Statements of Operations for the three months ended December 31, 1998
            and 1997 (unaudited)                                                         4

          Statements of Cash Flows for the three months ended December 31, 1998
            and 1997 (unaudited)                                                         5

          Notes to Interim Financial Statements                                          6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                 12


PART II. OTHER INFORMATION                                                              13

     Item 1. Legal Proceedings                                                          13

     Item 2. Changes in Securities and Use of Proceeds                                  13

     Item 3. Defaults upon Senior Securities                                            13

     Item 4. Submission of Matters to a Vote of Security Holders                        13

     Item 5. Other Information 13 Item 6. Exhibits and Reports on Form 8-K              13

SIGNATURES                                                                              14

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                         AMERICAN TECHNOLOGY CORPORATION

                                  BALANCE SHEET
                                   (Unaudited)

                                                                     December 31,     September 30,
                                                                        1998               1998
                                                                     ------------     -------------
ASSETS
CURRENT ASSETS:
  Cash                                                                $ 2,320,613     $ 1,034,577
  Investment securities available for sale (note 6)                        14,419          14,645
  Trade accounts receivable, less allowance of $5,367 and $17,000
      for doubtful accounts, respectively                                 101,666          71,737
  Inventories (note 5)                                                    111,959          87,292
  Prepaid expenses and other                                               48,357          58,470
                                                                      -----------     -----------
Total current assets                                                    2,597,014       1,266,721
                                                                      -----------     -----------
  Equipment, net                                                          156,435         169,367
  Patents                                                                 299,375         245,919
  Other                                                                     1,044           1,738
                                                                      -----------     -----------
Total assets                                                          $ 3,053,868     $ 1,683,745
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $   261,872     $   202,042
  Accrued liabilities                                                      46,282          78,791
                                                                      -----------     -----------
Total current liabilities                                                 308,154         280,833
                                                                      -----------     -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Series B Preferred stock, $0.00001 par value; 5,000,000 shares authorized: 201,600 shares issued and outstanding at
     December 31, 1998 (note 7)                                                 2              --
  Common stock, $0.00001 par value; 20,000,000 shares
     authorized: 11,374,314 and 11,356,014 shares issued and
     outstanding, respectively                                                114             114
  Additional paid-in capital                                           12,818,269      10,180,265
  Notes receivable                                                        (27,895)        (27,895)
  Accumulated deficit                                                 (10,058,992)     (8,764,013)
  Net unrealized gain on securities available for sale (note 6)            14,216          14,441
                                                                      -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              2,745,714       1,402,912
                                                                      -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,053,868     $ 1,683,745
                                                                      ===========     ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended December 31,
                                                                  1998           1997
                                                           -------------------------------
Net sales                                                       $   164,457    $    60,884
Cost of products sold                                               119,470        101,165
                                                                -----------    -----------
Gross profit (loss)                                                  44,987        (40,281)
                                                                -----------    -----------
OPERATING EXPENSES:
  Selling, general and administrative                               517,044        458,237
  Research and development                                          238,341        192,096
  Non-cash compensation expense                                     110,683         25,648
                                                                -----------    -----------
Total operating expenses                                            866,068        675,981
                                                                -----------    -----------
Loss from operations                                               (821,081)      (716,262)
                                                                -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income                                                     8,368         48,554
  Interest expense -- non-cash                                           --         (5,388)
  Other                                                                (231)        15,000
                                                                -----------    -----------
Total other income (expense)                                          8,137         58,166
                                                                -----------    -----------
NET LOSS                                                        $  (812,944)   $  (658,096)
                                                                ===========    ===========
Net loss available to common stockholders (note 3)              $(1,294,979)   $  (658,096)
                                                                ===========    ===========
Net loss per share of common stock - basic and diluted          $     (0.11)        $(0.07)
                                                                ===========    ===========
Average weighted number of common shares outstanding             11,363,724     10,078,545
                                                                ===========    ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended December 31,
                                                          1998             1997
                                                     -------------------------------
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss                                                $ (812,944)     $ (658,096)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          26,244          30,822
     Common stock issued for services and compensation      33,683          25,648
     Stock options granted for services                     77,000              --
     Non-cash accrued interest on long term debt                --             872
Changes in assets and liabilities:
     Trade accounts receivable                             (29,929)         63,497
     Inventories                                           (24,667)         59,434
     Prepaid expenses and other                             10,113         (19,866)
     Accounts payable                                       59,830          73,103
     Accrued liabilities                                   (32,508)             --
                                                        ----------      ----------
Net cash used in operating activities                     (693,178)       (424,586)
                                                        ----------      ----------
INVESTING ACTIVITIES:
Purchase of property and equipment                         (12,618)        (12,442)
Patent costs paid                                          (53,456)        (48,776)
                                                        ----------      ----------
Net cash used in investing activities                      (66,074)        (61,218)
                                                        ----------      ----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net           2,000,000              --
Proceeds from exercise of stock options                     45,288              --
                                                        ----------      ----------
Net cash provided by financing activities                2,045,288              --
                                                        ----------      ----------
Net increase (decrease) in cash                          1,286,036        (485,804)
Cash, beginning of period                                1,034,577       3,338,458
                                                        ----------      ----------
Cash, end of period                                     $2,320,613      $2,852,654
                                                        ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash financing activities:
  Convertible notes exchanged for common stock                  --      $   25,000
  Interest paid by issuance of common stock                     --      $      872


               See accompanying summary of accounting policies and
                         notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1.   OPERATIONS

American Technology Corporation (the "Company" or "ATC") is engaged in the design, development and commercialization of sound, acoustics and other technologies and the sales and marketing of consumer electronic products. ATC's primary business is the marketing of two proprietary sound reproduction technologies, (i) SFT(TM), Stratified Field Technology and (ii) HSS(TM), HyperSonic Sound technology.

2.   STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1998.

3.   NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,365,000 shares of common stock were outstanding at December 31, 1998 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 3,030,000 shares of common stock were outstanding as of December 31, 1997. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the first quarter of fiscal 1999 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock (see Note 7). The Company calculated the fair value of the warrants at $480,000. In future periods the net loss available to common stockholders will also be reduced by the amortization of an additional $20,000 deemed dividend computed from the discount provision included in the Series B Preferred Stock which will be amortized to the earliest period at which the discount can be utilized (May 31, 1999). Such imputed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Series B Preferred Stock also provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The accrued accretion at December 31, 1998 was $2,035 which also increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                                 Three Months Ended
                                                                     December 31,
                                                                 1998           1997
                                                                 ----           ----
        Net loss                                            $  (812,944)    $(658,096)
        Imputed deemed dividend on warrants
          issued with Series B Preferred Stock                 (480,000)           --
        Accretion on Series B Preferred Stock at
          stated rate                                            (2,035)           --
                                                            -----------     ---------
        Net loss available to common stockholders           $(1,294,979)    $(658,096)
                                                            ===========     =========



4.   RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of December 31, 1998 and for the three month periods ended December 31, 1998 and 1997. Total comprehensive income did not differ materially from the Company's net loss for the three months ended December 31, 1998 or 1997.

                         AMERICAN TECHNOLOGY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

4.   RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Quarterly disclosures are not required in this first year of adoption. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on change in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 132 and SFAS No. 133 will have no material effect on its financial statements.

5.   INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at December 31, 1998:

                      Finished goods                     $ 93,932
                      Work in process                       4,296
                      Raw materials                        13,731
                                                         --------
                                                         $111,959
                                                         ========


6.   INVESTMENT SECURITIES

The Company's investment securities consist of 225,300 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At December 31, 1998 the Company's market value of available for sale securities consisted of:

                                     Gross              Estimated
                                   Unrealized             Fair
                    Cost             Gains                Value
                    ----           ----------           ---------
Common Stock        $203            $14,216              $14,419


7.   STOCKHOLDERS' EQUITY

During December 1998, the Company issued 201,600 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") for cash at $10.00 per share for gross proceeds of $2,016,000. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The Preferred Stock may not be exercised at less than $5.00 per share until after May 31, 1999. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001.

                         AMERICAN TECHNOLOGY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7.   STOCKHOLDERS' EQUITY (cont'd)

In connection with the sale of Preferred Stock the Company issued warrants to purchase 201,600 shares of Common Stock at $6.00 per share until November 30, 2001. At December 31, 1998 the Preferred Stock would have been convertible into 403,607 shares of Common Stock.

In January 1999 the Company issued an additional 48,400 shares of Preferred Stock for gross proceeds of $484,000 and issued warrants to purchase 48,400 shares of Common Stock on the same terms as above.

The following table summarizes changes in equity components from transactions during the three months ended December 31, 1998:

                                                                                   Additional
                                            Common Stock       Series B Preferred    Paid-In        Accumulated
                                          Shares      Amount    Shares     Amount    Capital          Deficit
                                        ----------    ------    -------    ------  -----------     -----------
Balance October 1, 1998                 11,356,014     $114          --      --    $10,180,265     $(8,764,013)
Stock issued on exercised options           11,000       --          --      --         45,288              --
Issuance of Series B Preferred Stock
  net of $16,000 in offering costs              --       --     201,600       2      1,999,998              --
Deemed dividends on 201,600 warrants
  issued with Series B Preferred Stock          --       --          --      --        480,000        (480,000)
Accrued 6% accretion on Series B
  Preferred Stock                               --       --          --      --          2,035          (2,035)
Valued assigned to 30,000 stock options
  granted for services                          --       --          --      --         77,000              --
Issuance of Common Stock for compensation
  and services                               7,300       --          --      --         33,683              --
Net loss                                        --       --          --      --             --         (812,944)
                                        ----------     ----     -------      --    -----------     ------------
Balance December 31, 1998               11,374,314     $114     201,600      $2    $12,818,269     $(10,058,992)
                                        ==========     ====     =======      ==    ===========     ============


The following table summarizes information about stock option activity during the period ended December 31, 1998:

                                                        Weighted Average
                                          Shares         Exercise Price
                                        ---------       ----------------
   Outstanding October 1, 1998          1,338,100             $4.51
     Granted                               30,000             $4.06
     Canceled/expired                      (2,500)            $4.19
     Exercised                            (11,000)            $4.12
                                        ---------
   Outstanding December 31, 1998        1,354,600             $4.41
                                        =========
   Exercisable at December 31, 1998       969,068             $3.22
                                        =========


The following table summarizes information about stock options outstanding at December 31, 1998:

                                    Weighted
                                     Average   Weighted              Weighted
     Range of         Number        Remaining   Average    Number     Average
     Exercise       Outstanding    Contractual Exercise  Exercisable Exercise
      Prices        at 12/31/98       Life       Price   at 12/31/98   Price
    -----------     -----------    ----------- --------  ----------- --------
    $0.50-$0.55       480,000          2.15    $ 0.52     480,000     $ 0.52
    $3.59-$4.48       301,500          3.04      3.62     176,168       3.48
    $4.98-$5.90       210,000          1.71      5.81     207,500       5.82
          $7.81        63,100          2.30      7.81      47,900       7.81
          $8.50       250,000          3.78      8.50      32,500       8.47
          16.00        50,000          3.76     16.00      25,000      16.00
   ----- ------     ---------          ----    ------     -------     ------
   $0.50-$16.00     1,354,600          2.79    $ 4.41     969,068     $ 3.22
   ===== ======     =========          ====    ======     =======     ======

                         AMERICAN TECHNOLOGY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7.   STOCKHOLDERS' EQUITY (cont'd)

At December 31, 1998, the Company had warrants outstanding, exercisable into the following number of common shares:

         Number             Exercise Price      Expiration Date
         ------             --------------      ---------------
         60,000                 $ 5.00           February 5, 2000
         47,500                 $ 5.00              March 1, 2000
        172,500                 $ 7.50             August 1, 2000
         25,000                 $16.00              June 18, 2000
        201,600                 $ 6.00          November 30, 2001
         50,000                 $16.00               May 12, 2003
         50,000                 $10.00            January 5, 2004
        -------
        606,600
        =======


8.   INCOME TAXES

At December 31, 1998, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $7,200,000 which expire through 2018 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                               ------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1998.

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

To date substantially all of ATC's revenues have been derived from the sale of portable consumer electronic products. ATC has sourced a total of eleven products (including FM and solar radios) targeted for niche markets at retail prices ranging from $9.99 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. ATC's market focus is in North America. ATC intends to inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that the line of products can be marketed successfully.

Demand for ATC's portable consumer electronic products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved to date by ATC. Further, sales have been concentrated with a few customers. ATC is also reliant on outside manufacturers to supply the products that it sells and markets and there can be no assurance of future supply. The markets for ATC's products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demand for ATC's products is influenced by demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. ATC may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

RESULTS OF OPERATIONS

Total revenues for the three months ended December 31, 1998 were $164,457, a 170% increase from the first three months of the prior year. Substantially all revenues in both periods were from electronic products. First quarter fiscal 1999 product sales consist of the new line of sourced products manufactured by others only recently introduced by the Company. There can be no assurance that the new product line can be successfully marketed in any significant volume. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the three months ended December 31, 1998 were $119,470 resulting in a gross profit of $44,987 or 27%. This compares to a gross loss of $40,281 or 66% for the comparable period of the prior year. The first quarter fiscal 1999 gross profit is the result of the new product line. The prior year's first quarter gross loss resulted from the phasing out of the previous FM and AM Sounds product line and included special close-out pricing to reduce inventory levels. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses increased from $458,237 for the three months ended December 31, 1997 to $517,044 for the three months ended December 31, 1998. The $58,807 increase included a $57,816 increase in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1999 due to the additions of senior executive and marketing personnel, an expanded facility and related operations. Management may expend additional resources on marketing SFT and HSS technology in the current year, which will increase selling, general and administrative expenses.

Research and development costs for the three months ended December 31, 1998 were $238,341 compared to $192,096 for the comparable three months of the prior year. The $46,245 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. ATC expects fiscal 1999 research and development costs to remain at comparable levels to fiscal 1998 or at higher levels should the Company increase staffing or expand the use of outside design and consultants.

The Company recorded non-cash compensation expense of $110,683 for the three months ended December 31, 1998 compared to $25,648 for the comparable prior period. Non-cash compensation expense for the current period included the $77,000 value attributable to stock options granted to consultants on 30,000 shares of Common Stock and $33,683 of services paid through the issuance of 7,300 shares of Common Stock.

As a result of the above factors, the Company experienced a loss from operations of $821,081 during the three months ended December 31, 1998, compared to a loss from operations of $716,262 for the comparable three months ended December 31, 1997. The net loss for the first fiscal quarter of 1999 was $812,944 compared to $658,096 for the prior year's first quarter. The increase in the operating losses resulted primarily from the increases in research and development costs, increases in selling, general and administrative costs associated with the SFT and HSS technology and the non-cash compensation expense.

The Company has federal net loss carryforwards of approximately $7,200,000 for federal tax purposes expiring through 2018. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. During the three months ended December 31, 1998, the net loss of $812,944 included non-cash expenses of $136,927 resulting in an adjusted net cash loss of $676,017. In addition to this amount of $676,017, $29,929 cash was used in operating activities through an increase in accounts receivable, an increase in inventories of $24,667, and a reduction of $32,508 in accrued liabilities, as adjusted. Operating cash was provided by a $10,113 reduction in prepaid expenses and other and a $59,830 increase in accounts payable.

At December 31, 1998, the Company had accounts receivable of $101,666 as compared to $71,737 at September 30, 1998. This represented approximately 56 days of sales for the first quarter. The increase in receivables is a direct result of the increase in product sales in the first quarter. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the three months ended December 31, 1998, the Company used approximately $12,618 for the purchase of laboratory equipment and made a $53,456 investment in patents and new patent applications. The Company estimates a significant level of investments in patents in fiscal 1999 and requirements for additional equipment for developing SFT, HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At December 31, 1998, the Company had working capital of $2,288,859 and at September 30, 1998, the Company had working capital of $985,888. Included in working capital is the unrealized holding gain in the shares held by ATC in e.Digial Corporation ("EDIG"). At December 30, 1998 and 1997, ATC owned 225,300 shares of EDIG with a market value of $14,419 and $18,024, respectively. This investment is carried on the balance sheet as a current asset of ATC at market value.

Since the Company's reorganization in January 1992 and through December 31, 1998, ATC has financed its operation primarily through the sale of common and preferred equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of EDIG. During December 1998, ATC sold 201,600 shares of Series B Preferred Stock providing net proceeds to the Company of $2,000,000. In January 1999 the Company sold an additional 48,400 Preferred Shares for gross proceeds of $484,000.

Other than cash of $2,230,613 at December 31, 1998, the proceeds of the January Series B Preferred Stock sales and the EDIG shares, ATC has no other material unused sources of liquidity at this time. ATC expects to incur additional operating losses as a result of continued product sales and as a result of expenditures for research and development and marketing costs for the SFT and the HSS technology and other products and technologies. The timing and amounts of ATC's expenditures and the extent of operating losses will depend on many factors, some of which are beyond ATC's control. ATC anticipates that the commercialization of SFT and the HSS technology may require increased operating costs, however the amounts are not currently estimable by management. ATC believes it has sufficient financial resources for the next twelve months of operations given existing cash resources and assuming the current level of operations and cash expenditures. Management believes product sales, licensing and other operations may also contribute financial resources during the next twelve months, but there can be no assurance thereof. The level of expenditures during the next twelve months could also exceed prior levels or management's estimates and the variances could be material. Management's estimates are subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of ATC is dependent upon achieving a level of revenues adequate to support ATC's capital and operating requirements. The failure to raise additional funds, if required, could have a material adverse effect on ATC and could force ATC to reduce or curtail operations.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 7, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

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

BUSINESS RISKS

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $2.3 million. The risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

The Company has no activities in long-term indebtedness and its other investments are insignificant.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

(a)  None

(b)  None

(c) The following is a description of the equity securities sold by the Company during the first fiscal quarter ended December 31, 1998 that were not registered under the Securities Act:

     In December 1998 the Company sold in a private offering for cash at $10.00 per share a total of 201,600 shares of Series B Preferred Stock, par value $.00001 ("Preferred Stock") to a limited number of investors ("Preferred Shareholders") for an aggregate of $2,016,000. The dollar amount of Preferred Stock, increased by $.60 per share per annum and other adjustments, at the election of the Preferred Shareholder, may be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The Preferred Stock may not be exercised at less than $5.00 per share until after May 31, 1999. The shares of Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock shall be subject to automatic conversion on November 30, 2001.

     Each purchaser was granted a warrant to purchase 1,000 common shares of the Company at $6.00 per share, subject to certain future adjustments, until November 30, 2001 ("Warrant") for each 1,000 shares of Preferred Stock (aggregate Warrants exercisable into 201,600 shares). These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Preferred Stock and Warrants and will be placed on the shares issuable upon conversion of the Preferred Stock or exercise of the Warrants unless registered under the Act prior to issuance. The Company has agreed to file a registration statement on the common stock obtained on conversion of the Preferred Stock and the Warrants. No underwriter was employed in the offering.

     Net proceeds from the sale of the Preferred Stock of approximately $2,000,000 is intended primarily for working capital to continue the Company's efforts to exploit its SFT and HSS technology and other technologies. In January 1999 the Company sold an additional 48,400 shares of Preferred Stock and issued warrants on an additional 48,400 shares on the same terms. Gross proceeds were $484,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN TECHNOLOGY CORPORATION

Date: February 12, 1999                 By: /s/ ROBERT PUTNAM
                                            ------------------------------------
                                            Robert Putnam, Vice President,
                                            Treasurer and Director
                                            (Principal Financial and
                                            Accounting Officer and duly
                                            authorized to sign on behalf
                                            of the Registrant)