Form 10-Q
period 1999-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 1999-05-13
CIK 924383

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

                  For the quarterly period ended March 31, 1999

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

                                 (619) 679-2114
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                             11,416,562
--------------------------------                    ----------------------------
          (Class)                                   (Outstanding at May 6, 1999)


================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                        Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of March 31, 1999 and
                   September 30, 1998 (unaudited)                                        3

                  Statements of Operations for the six months ended
                    March 31, 1999 and 1998 (unaudited)                                  4

                  Statements of Comprehensive Income for the six months
                    March 31, 1999 and 1998 (unaudited)                                  5

                  Statements of Cash Flows for the six months ended
                    March 31, 1999 and 1998 (unaudited)                                  6

                  Notes to Interim Financial Statements                                  7

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            14


PART II. OTHER INFORMATION                                                              14

         Item 1. Legal Proceedings                                                      14
         Item 2. Changes in Securities and Use of Proceeds                              14
         Item 3. Defaults upon Senior Securities                                        15
         Item 4. Submission of Matters to a Vote of Security Holders                    15
         Item 5. Other Information                                                      15
         Item 6. Exhibits and Reports on Form 8-K                                       15



SIGNATURES                                                                              16


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

                                                                             March 31,          September 30,
                                                                               1999                1998
                                                                          ------------          ------------

ASSETS
CURRENT ASSETS:
  Cash                                                                    $  2,224,751          $  1,034,577
  Investment securities available for sale (note 6)                             37,175                14,645
  Trade accounts receivable, less allowance of $5,367 and $17,000
      for doubtful accounts, respectively                                       56,459                71,737
  Inventories (note 5)                                                         140,383                87,292
  Prepaid expenses and other                                                    46,047                58,470
                                                                          ------------          ------------
TOTAL CURRENT ASSETS                                                         2,504,815             1,266,721
                                                                          ------------          ------------
  Equipment, net                                                               133,592               169,367
  Patents                                                                      337,230               245,919
  Other                                                                             --                 1,738
                                                                          ------------          ------------
TOTAL ASSETS                                                              $  2,975,637          $  1,683,745
                                                                          ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $    245,603          $    202,042
  Accrued liabilities                                                           40,303                78,791
                                                                          ------------          ------------
TOTAL CURRENT LIABILITIES                                                      285,906               280,833
                                                                          ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series B Preferred stock, $0.00001 par value; 5,000,000
     shares authorized: 250,000 shares issued and
     outstanding at March 31, 1999 (note 7)                                          3                    --
  Common stock, $0.00001 par value; 20,000,000 shares
     authorized: 11,413,541 and 11,356,014
     shares issued and outstanding, respectively                                   114                   114
  Additional paid-in capital                                                13,614,034            10,180,265
  Notes receivable                                                             (27,895)              (27,895)
  Accumulated deficit                                                      (10,933,496)           (8,764,013)
  Accumulated other comprehensive income (note 6)                               36,971                14,441
                                                                          ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                                   2,689,731             1,402,912
                                                                          ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  2,975,637          $  1,683,745
                                                                          ============          ============

See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31,           Six Months Ended March 31,
                                                                1999               1998               1999               1998
                                                            ------------       ------------       ------------       ------------
NET SALES                                                   $    116,398       $     23,695       $    280,855       $     84,579
Cost of products sold                                             93,805            183,354            213,275            284,519
                                                            ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                               22,593           (159,659)            67,580           (199,940)
                                                            ------------       ------------       ------------       ------------

OPERATING EXPENSES:
  Selling, general and administrative                            463,080            508,695            980,124            966,932
  Research and development                                       260,121            258,363            498,462            450,459
  Non-cash compensation expense                                   49,900             11,625            160,583             37,273
                                                            ------------       ------------       ------------       ------------
Total operating expenses                                         773,101            778,683          1,639,169          1,454,664
                                                            ------------       ------------       ------------       ------------

Loss from operations                                            (750,508)          (938,342)        (1,571,589)        (1,654,604)
                                                            ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                                 26,067             36,057             34,435             84,611
  Interest expense - non-cash                                         --             (1,167)                --             (6,555)
  Other                                                               --                 --               (231)            15,000
                                                            ------------       ------------       ------------       ------------
Total other income (expense)                                      26,067             34,890             34,204             93,056
                                                            ------------       ------------       ------------       ------------

NET LOSS                                                    $   (724,441)      $   (903,452)      $ (1,537,385)      $ (1,561,548)
                                                            ============       ============       ============       ============
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 3)          $   (904,504)      $   (903,452)      $ (2,199,483)      $ (1,561,548)
                                                            ============       ============       ============       ============
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED      $      (0.08)      $      (0.08)      $      (0.19)      $      (0.15)
                                                            ============       ============       ============       ============
AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING          11,398,149         10,880,598         11,380,836         10,475,165
                                                            ============       ============       ============       ============



See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                        Statement of Comprehensive Income
                                   (Unaudited)


                                                              Six Months Ended March 31,
                                                                1999              1998
                                                            -----------       -----------
Net loss                                                    $(1,537,385)      $(1,561,548)

Unrealized holding gain (loss) on securities available
  for sale                                                       36,971            14,441
                                                            -----------       -----------
Comprehensive net loss                                      $(1,500,414)      $(1,547,107)
                                                            ===========       ===========


See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended March 31,
                                                                1999              1998
                                                            -----------       -----------
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss                                                    $(1,537,385)      $(1,561,548)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                               53,290            65,737
     Common stock issued for services and compensation           83,583            37,273
     Stock options granted for services                          77,000                --
     Non-cash accrued interest on long term debt                     --             6,555
     Write-down of inventory and loss accrual                        --           160,000
Changes in assets and liabilities:
     Trade accounts receivable                                   15,278           184,956
     Inventories                                                (53,091)            6,711
     Prepaid expenses and other                                  12,423           (48,087)
     Accounts payable                                            43,561           137,706
     Accrued liabilities                                        (38,488)               --
                                                            -----------       -----------
Net cash used in operating activities                        (1,343,829)       (1,010,697)
                                                            -----------       -----------
INVESTING ACTIVITIES:
Purchase of property and equipment                              (15,777)          (59,137)
Patent costs paid                                               (91,311)          (43,223)
                                                            -----------       -----------
Net cash used in investing activities                          (107,088)         (102,360)
                                                            -----------       -----------
FINANCING ACTIVITIES:
Proceeds from exercise of stock warrants                             --           105,000
Proceeds from issuance of preferred stock, net                2,480,000                --
Proceeds from exercise of stock options                         161,091            50,000
                                                            -----------       -----------
Net cash provided by financing activities                     2,641,091           155,000
                                                            -----------       -----------
Net increase (decrease) in cash                               1,190,174          (958,057)
Cash, beginning of period                                     1,034,577         3,338,458
                                                            -----------       -----------
Cash, end of period                                         $ 2,224,751       $ 2,380,401
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash financing activities:
  Convertible notes exchanged for common stock                       --       $   375,000
  Interest paid by issuance of common stock                          --       $    18,206


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

3. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,722,800 shares of common stock were outstanding at March 31, 1999 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,172,500 shares of common stock were outstanding as of March 31, 1998. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the six months ended March 31, 1999 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock (see Note 7). The Company calculated the fair value of the warrants at $595,000. The net loss available to common stockholders was also reduced by the amortization of an additional $60,000 deemed dividend computed from the discount provision included in the Series B Preferred Stock, which is being amortized to the earliest period at which the discount can be utilized (May 31, 1999). Such imputed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Series B Preferred Stock also provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The accrued accretion at March 31, 1999 was $37,098, which also increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                                   Six months Ended March 31,
                                                                      1999              1998
                                                                  -----------       -----------
Net loss                                                          $(1,537,385)      $(1,561,548)
Imputed deemed dividend on warrants
  issued with Series B Preferred Stock                               (595,000)               --
Accretion on Series B Preferred Stock at stated rate                  (37,098)               --
Series B Preferred Stock dividends based on imputed discount
  at issuance                                                         (30,000)               --
                                                                  -----------       -----------
Net loss available to common stockholders                         $(2,199,483)      $(1,561,548)
                                                                  ===========       ===========

4. RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of March 31, 1999 and for the six month periods ended March 31, 1999 and 1998. Total comprehensive income did not differ materially from the Company's net loss for the six months ended March 31, 1999 or 1998.

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

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 1999:

                           Finished goods              $120,481
                           Work in process                4,440
                           Raw materials                 15,462
                                                       --------
                                                       $140,383
                                                       ========

6. INVESTMENT SECURITIES

The Company's investment securities consist of 225,300 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At March 31, 1999 the Company's market value of available for sale securities consisted of:

                                                           Gross          Estimated
                                                         Unrealized           Fair
                                       Cost                 Gains            Value
                                       ----              ----------       ----------
         Common stock                  $203               $36,971          $37,175

7. STOCKHOLDERS' EQUITY

During December 1998 and January 1999, the Company issued 250,000 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") for cash at $10.00 per share for net proceeds of $2,480,000. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The Preferred Stock may not be exercised at less than $5.00 per share until after May 31, 1999. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)

In connection with the sale of Preferred Stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001. At March 31, 1999 the Preferred Stock would have been convertible into 507,420 shares of Common Stock.

The following table summarizes changes in equity components from transactions during the six months ended March 31, 1999:

                                                                                                    Additional
                                                   Common Stock            Series B Preferred         Paid-In     Accumulated
                                               Shares        Amount        Shares        Amount       Capital       Deficit
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance October 1, 1998                       11,356,014  $        114            --            --  $ 10,180,265  $ (8,764,013)
Stock issued on exercised options                 41,000            --            --            --       161,091            --
Issuance of Series B Preferred Stock, net
  of $20,000 in offering costs                        --            --       250,000             3     2,479,997            --
Deemed dividends on 250,000 warrants
  issued with Series B Preferred Stock                --            --            --            --       595,000      (595,000)
Accrued 6% accretion on Series B Preferred
  Stock                                               --            --            --            --        37,098       (37,098)
Valued assigned to 30,000 stock options
  granted for services                                --            --            --            --        77,000            --
Issuance of Common Stock for compensation
  and services                                    16,527            --            --            --        83,583            --
Net loss                                              --            --            --            --            --    (1,537,385)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance March 31, 1999                        11,413,541  $        114       250,000  $          3  $ 13,614,034  $(10,933,496)
                                            ============  ============  ============  ============  ============  ============

The following table summarizes information about stock option activity during the period ended March 31, 1999:

                                                                      Weighted Average
                                                     Shares            Exercise Price
                                                     ------            --------------
    Outstanding October 1, 1998                    1,338,100                $4.51
      Granted                                        269,300                $4.71
      Canceled/expired                               (24,500)               $7.44
      Exercised                                      (22,500)               $4.13
                                                   ---------
    Outstanding March 31, 1999                     1,560,400                $4.43
                                                   =========
    Exercisable at March 31, 1999                  1,095,334                $3.36
                                                   =========

The following table summarizes information about stock options outstanding at March 31, 1999:

                                             Weighted
                                              Average     Weighted                   Weighted
       Range of            Number            Remaining     Average      Number        Average
       Exercise          Outstanding        Contractual   Exercise    Exercisable    Exercise
        Prices           at 3/31/99            Life         Price     at 3/31/99       Price
        ------           ----------         -----------   --------    ----------     ---------
       $0.50-$0.55           480,000            1.90       $0.52         480,000       $0.52
       $3.59-$4.48           291,000            3.20        3.61         212,001        3.50
       $4.98-$5.90           448,300            3.17        5.28         295,433        5.42
             $7.81            41,100            2.04        7.81          27,900        7.81
             $8.50           250,000            3.58        8.50          55,000        8.49
            $16.00            50,000            3.51       16.00          25,000       16.00
      ------------         ---------            ----       -----       ---------       -----
      $0.50-$16.00         1,560,400            2.94       $4.43       1,095,334       $3.36
      ============         =========            ====       =====       =========       =====

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)

At March 31, 1999, the Company had warrants outstanding, exercisable into the following number of common shares:

            Number                  Exercise Price            Expiration Date
            ------                  --------------            ---------------
            60,000                      $ 5.00              February 5, 2000
            47,500                      $ 5.00                 March 1, 2000
           172,500                      $ 7.50                August 1, 2000
            25,000                      $16.00                 June 18, 2000
           250,000                      $ 6.00             November 30, 2001
            50,000                      $16.00                  May 12, 2003
            50,000                      $10.00               January 5, 2004
           -------
           655,000
           =======

8. INCOME TAXES

At March 31, 1999, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $7,200,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                              --------------------

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

OVERVIEW

ATC is focusing on completing development and commercializing its proprietary Stratified Field Technology ("SFT"), HyperSonic Sound ("HSS") sound reproduction technologies and its Magnified Force Woofer Technology ("MFW"). SFT features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. HSS technology employs a laser-like beam to project sound to any listening environment. The Company believes that its MFW technology is compatible with home theatre systems, while improving output performance. ATC's strategy is to commercialize the technologies through OEMs by entering into licensing or contract supply agreements. There can be no assurance ATC will be successful in commercially exploiting the SFT or HSS technology.

The HSS technology has not been developed to the point of commercialization, and SFT has only recently been licensed for the first time. In addition, the Company has recently filed a new patent application on the technology of its MFW. There can be no assurance that commercially viable systems can be completed due to the inherent risks of new technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond ATC's control. ATC has not generated any significant revenues from its SFT or HSS technology to date.

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

RESULTS OF OPERATIONS

Total revenues for the six months ended March 31, 1999 were $280,855, a 232% increase from the first six months of the prior year. Substantially all revenues in both periods were from electronic products. Sales for the three months ended March 31, 1999 were $116,398 compared to $23,695 for the comparable prior period. Second quarter fiscal 1999 product sales consist of the line of sourced products manufactured by others only recently introduced by the Company. There can be no assurance that the new product line can be successfully marketed in any significant volume. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the six months ended March 31, 1999 were $213,275 resulting in a gross profit of $67,580 or 24%. This compares to a gross loss of $199,940 for the comparable period of the prior year. Cost of sales for the three months ended March 31, 1999 were $93,805 and gross profit was $22,593. The fiscal 1999 gross profit is the result of the new product line. The prior year's gross loss resulted from the phasing out of the previous FM and AM Sounds product line and included special close-out pricing to reduce inventory levels. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses increased from $966,932 for the six months ended March 31, 1998 to $980,124 for the six months ended March 31, 1999. The increase of $13,192 is in personnel costs primarily associated with the addition of senior executives and SFT/HSS technology marketing personnel. Selling, general and administrative expenses decreased to $463,080 in the second quarter compared to $508,695 in the prior years' comparable second quarter. Management anticipates that selling, general and administrative costs will continue at higher levels in fiscal 1999 due to the additions of senior executive and marketing personnel, an expanded facility and related operations. Management may expend additional resources on marketing SFT and HSS technology in the current year, which will increase selling, general and administrative expenses.

Research and development costs for the six months ended March 31, 1999 were $498,462 compared to $450,459 for the comparable six months of the prior year. The $48,003 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs. Research and development costs of $260,121 in the second quarter of fiscal 1999 were comparable to the prior year $258,363 in the second fiscal quarter of fiscal 1998.

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

The Company recorded non-cash compensation expense of $160,583 for the six months ended March 31, 1999 compared to $37,273 for the comparable prior period. Non-cash compensation expense for the current period included the $77,000 value attributable to stock options granted to consultants on 30,000 shares of Common Stock and $83,583 of services paid through the issuance of 16,527 shares of Common Stock.

As a result of the above factors, the Company experienced a loss from operations of $1,571,589 during the six months ended March 31, 1999, compared to a loss from operations of $1,654,604 for the comparable six months ended March 31, 1998. The net loss for the six months ended March 31, 1999 was $1,537,385 comparable to the $1,561,548 for the prior year's comparable six month period.

The net loss available to common stockholders for the six month ended March 31, 1999 of $2,199,483 includes $595,000 of imputed dividends on the issuance of the Series B Preferred Stock, $37,098 of accretion and amortization of $30,000 related to the imputed discount at issuance.

The Company has federal net loss carryforwards of approximately $7,200,000 for federal tax purposes expiring through 2019. The amount and timing of the utilization of the Company's net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. During the six months ended March 31, 1999, the net loss of $1,537,385 included non-cash expenses of $213,872 resulting in an adjusted net cash loss of $1,323,513. In addition to this amount of $1,323,513, $53,091 cash was used in operating activities through an increase in inventories and a reduction of $38,488 in accrued liabilities, as adjusted. Operating cash was provided by a $15,278 decrease in account receivables, a $12,423 reduction in prepaid expenses and other and a $43,561 increase in accounts payable.

At March 31, 1999, the Company had accounts receivable of $ 56,459 as compared to $71,737 at September 30, 1998. This represented approximately 37 days of sales. The reduction in receivables resulted from a decrease in days outstanding and in the collection cycle for product sales in the current year. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the six months ended March 31, 1999, the Company used approximately $15,777 for the purchase of laboratory equipment and made a $91,311 investment in patents and new patent applications. The Company estimates a significant level of investments in patents in fiscal 1999 and requirements for additional equipment for developing SFT, HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At March 31, 1999, the Company had working capital of $2,2,18,909 and at September 30, 1998, the Company had working capital of $985,888. Included in working capital is the unrealized holding gain in the shares held by ATC in e.Digial Corporation ("EDIG"). At March 31, 1999 and 1998, ATC owned 225,300 shares of EDIG with a market value of $37,175 and $18,955, respectively. This investment is carried on the balance sheet as a current asset of ATC at market value.

Since the Company's reorganization in January 1992 and through March 31, 1999, ATC has financed its operation primarily through the sale of common and preferred equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of EDIG. During December 1998 and January 1999, ATC sold 250,000 shares of Series B Preferred Stock providing net proceeds to the Company of $2,480,000.

Other than cash of $2,224,751 at March 31, 1999, and the EDIG shares, ATC has no other material unused sources of liquidity at this time. ATC expects to incur additional operating losses as a result of continued product sales and as a result of expenditures for research and development and marketing costs for the SFT and the HSS technology and other products and technologies. The timing and amounts of ATC's expenditures and the extent of operating losses will depend on many factors, some of which are beyond ATC's control. ATC anticipates that the commercialization of SFT and the HSS technology may require increased operating costs, however the amounts are not currently estimable by management. ATC believes it has sufficient financial resources for the next twelve months of operations given existing cash resources and assuming the current level of operations and cash expenditures. Management believes product sales, licensing and other operations may also contribute financial resources during the next twelve months, but there can be no assurance thereof. The level of expenditures during the next twelve months could also exceed prior levels or management's estimates and the variances could be material. Management's estimates are subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of ATC is dependent upon achieving a level of revenues adequate to support ATC's capital and operating requirements. The failure to raise additional funds, if required, could have a material adverse effect on ATC and could force ATC to reduce or curtail operations.

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

YEAR 2000 READINESS DISCLOSURE

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

The Company has identified the following areas, which could be impacted by the Year 2000 issue. They are: Company products; internally used systems and software; products or services provided by key third parties; and the inability of licensees and prospective licensees or customers to process business transactions relating to licensing revenue and product sales.

During the first calendar quarter ended March 31, 1999 the Company completed an initial review its internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs, which are primarily, packaged third party "off-the-shelf" software programs. As a result of this review the Company has identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in management's estimates outlined below. The Company is currently evaluating new business software applications and one major selection and evaluation criterion will be full compliance with Year 2000. The Company's licensable technology and consumer products do not have any material Year 2000 problems.

In addition, the Company is in the process of assessing the compliance of its major customers, suppliers and vendors. Management believes that third-party relationships upon which the Company relies represent the greatest risk with respect to the Year 2000 issue, because the Company cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Total costs relating to the Company's compliance efforts, based on management's best estimates range from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. To date there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, develop or distribute products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. If the Company determines certain suppliers are not Year 2000 compliant, it may have to arrange for alternative sources of supply and the stockpiling of inventory in the fall of 1999 in preparation for the Year 2000. The Company cannot estimate at this time the cost or effect on the Company's financial condition of any stockpiling of inventory. The Company currently does not have any other contingency plans with respect to potential Year 2000 failures of its suppliers or customers and at the present time, after an initial evaluation, does not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

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

ITEM 2. CHANGES IN SECURITIES

(a)  None

(b)  None

(c) The following is a description of the equity securities sold by the Company during the second fiscal quarter ended March 31, 1999 that were not registered under the Securities Act:

         In January 1999 the Company sold in a private offering for cash at $10.00 per share a total of 48,400 shares of Series B Preferred Stock, par value $.00001 ("Preferred Stock") to a limited number of investors ("Preferred Shareholders") for an aggregate of $484,000. The dollar amount of Preferred Stock, increased by $.60 per share per annum and other adjustments, at the election of the Preferred Shareholder, may be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The Preferred Stock may not be exercised at less than $5.00 per share until after May 31, 1999. The shares of Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock shall be subject to automatic conversion on November 30, 2001.

         Each purchaser was granted a warrant to purchase 1,000 common shares of the Company at $6.00 per share, subject to certain future adjustments, until November 30, 2001 ("Warrant") for each 1,000 shares of Preferred Stock (aggregate Warrants exercisable into 48,400 shares). These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Preferred Stock and Warrants and will be placed on the shares issuable upon conversion of the Preferred Stock or exercise of the Warrants unless registered under the Act prior to issuance. The Company agreed to file a registration statement on the common stock obtained on conversion of the Preferred Stock and the Warrants. No underwriter was employed in the offering.

In December 1998, the Company initially sold 201,600 shares of Preferred Stock and issued warrants on 201,600 shares on the same terms. Gross proceeds were $2,016,000. Net proceeds from the December and January sale of the Preferred Stock of approximately $2,480,000 is intended primarily for working capital to continue the Company's efforts to exploit its SFT and HSS technology and other technologies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's fiscal 1999 Annual Meeting of Stockholders held on March 5, 1999, the following individuals, constituting all of the members of the Board of Director were elected: Cornelius J. Brosnan, Elwood G. Norris, Richard M. Wagner, David J. Carter, O'Connell J. Benjamin.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1. Election of Directors:

                               Affirmative Votes              Negative Votes                  Votes Withheld
                               -----------------              --------------                  --------------
Cornelius J. Brosnan               6,019,782                        -0-                             700
Elwood G. Norris                   6,019,682                        -0-                             800
Richard M. Wagner                  6,019,782                        -0-                             700
David J. Carter                    6,019,782                        -0-                             700
O'Connell J. Benjamin              6,019,782                        -0-                             700

2. To approve of the Company's 1997 Employee Stock Compensation Plan

                                Affirmative Votes                 Negative Votes             Votes Withheld
                                -----------------                 --------------             --------------
                                   6,015,757                           1,605                      3,120

3. To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 1999.

                               Affirmative Votes                    Negative Votes             Votes Withheld
                               -----------------                    --------------             --------------
                                   6,019,982                             300                        200

ITEM 5. OTHER INFORMATION

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

           27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN TECHNOLOGY CORPORATION

Date:  May 13, 1999                  By:      /s/ RENEE' WARDEN
                                              ----------------------------------
                                              Renee' Warden, Chief Accounting
                                              Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer and duly
                                              authorized to sign on behalf
                                              of the Registrant)