Form 10-Q
period 1999-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1999-08-13
CIK 924383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission File Number 0-24248


                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                                 87-03261799
                   --------                                 -----------
        (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
        incorporation or organization)

        13114 Evening Creek Drive South, San Diego, California      92128
        ------------------------------------------------------      -----
               (Address of principal executive offices)           (Zip Code)

                                 (619) 679-2114
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                           11,451,789
--------------------------------                           ----------
          (Class)                                (Outstanding at August 6, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Balance Sheets as of June 30, 1999 (unaudited)
                 and September 30, 1998                                         3

                Statements of Operations for the nine months ended
                 June 30, 1999 and 1998 (unaudited)                             4

                Statements of Comprehensive Income for the nine months
                 ended June 30, 1999 and 1998 (unaudited)                       5

                Statements of Cash Flows for the nine months ended
                 June 30, 1999 and 1998 (unaudited)                             6

                Notes to Interim Financial Statements                           7

        Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk      14


PART II. OTHER INFORMATION                                                      14

        Item 1. Legal Proceedings                                               14
        Item 2. Changes in Securities and Use of Proceeds                       14
        Item 3. Defaults upon Senior Securities                                 15
        Item 4. Submission of Matters to a Vote of Security Holders             15
        Item 5. Other Information                                               15
        Item 6. Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                      16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                        June 30, 1999  September 30, 1998
                                                                                        ---------------------------------

ASSETS
CURRENT ASSETS:
  Cash                                                                                  $  1,328,883         $  1,034,577
  Investment securities available for sale (note 6)                                          551,985               14,645
  Trade accounts receivable, less allowance of $5,996 and $17,000
      for doubtful accounts                                                                  210,345               71,737
  Inventories (note 5)                                                                       266,418               87,292
  Prepaid expenses and other                                                                  91,771               58,470
                                                                                        ---------------------------------
TOTAL CURRENT ASSETS                                                                       2,449,402            1,266,721
                                                                                        ---------------------------------
  Equipment, net                                                                             131,267              169,367
  Patents, net                                                                               402,543              245,919
  Other                                                                                           --                1,738
                                                                                        ---------------------------------
TOTAL ASSETS                                                                            $  2,983,212         $  1,683,745
                                                                                        ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $    258,059         $    202,042
  Accrued liabilities                                                                         91,970               78,791
                                                                                        ---------------------------------
TOTAL CURRENT LIABILITIES                                                                    350,029              280,833
                                                                                        ---------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series B Preferred stock, $0.00001 par value; 5,000,000 shares
     authorized: 250,000 shares issued and outstanding at June 30, 1999 (note 7)                   3                   --
  Common stock, $0.00001 par value; 20,000,000 shares
     authorized:11,420,172 and 11,356,014 shares issued and outstanding                          114                  114
  Additional paid-in capital                                                              13,684,154           10,180,265
  Notes receivable                                                                           (27,895)             (27,895)
  Accumulated deficit                                                                    (11,574,975)          (8,764,013)
  Accumulated other comprehensive income (note 6)                                            551,782               14,441
                                                                                        ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 2,633,183            1,402,912
                                                                                        ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  2,983,212         $  1,683,745
                                                                                        ---------------------------------




See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended June 30,            Nine Months Ended June 30,
                                                                1999               1998              1999                1998
                                                            ---------------------------------------------------------------------

NET SALES                                                   $    320,250       $     79,257       $    601,105       $    163,836
Cost of products sold                                            187,702             93,978            400,977            378,497
                                                            ---------------------------------------------------------------------
GROSS PROFIT (LOSS)                                              132,548            (14,721)           200,128           (214,661)
                                                            ---------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                            441,803            442,214          1,421,927          1,420,771
  Research and development                                       283,705            269,210            782,167            708,045
  Non-cash compensation expense                                   24,622            427,255            185,205            464,528
                                                            ---------------------------------------------------------------------
Total operating expenses                                         750,130          1,138,679          2,389,299          2,593,344
                                                            ---------------------------------------------------------------------

Loss from operations                                            (617,582)        (1,153,400)        (2,189,171)        (2,808,005)
                                                            ---------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                                 14,469             29,334             48,904            113,946
  Interest expense - non-cash                                         --           (920,000)                --           (926,555)
  Other                                                             (866)                --             (1,097)            15,000
                                                            ---------------------------------------------------------------------
Total other income (expense)                                      13,603           (890,666)            47,807           (797,609)
                                                            ---------------------------------------------------------------------

NET LOSS                                                    $   (603,979)      $ (2,044,066)      $ (2,141,364)      $ (3,605,614)
                                                            =====================================================================
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 3)              (671,479)      $ (2,044,066)      $ (2,870,962)      $ (3,605,614)
                                                            =====================================================================
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED      $      (0.06)      $      (0.18)      $      (0.25)      $      (0.34)
                                                            =====================================================================
AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING          11,416,579         11,250,244         11,392,750         10,733,524
                                                            =====================================================================




See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                       STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                        Three Months Ended June 30,          Nine Months Ended June 30,
                                          1999              1998              1999              1998
                                       -----------------------------------------------------------------

Net loss                               $(603,979)        $(2,044,066)      $(2,141,364)      $(3,605,614)

Unrealized holding gain (loss) on
  securities available for sale          514,810               7,878           537,340            (2,456)

                                       -----------------------------------------------------------------
Comprehensive loss                     $ (89,169)        $(2,036,188)      $(1,604,024)      $(3,608,070)
                                       =================================================================



See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended June 30,
                                                                        1999              1998
                                                                     -----------       -----------
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss                                                             $(2,141,364)      $(3,605,614)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                        84,168            99,826
     Warrants issued for services                                             --           122,000
     Common stock issued for services and compensation                   108,205            37,273
     Stock options granted for services                                   77,000           180,000
     Non-cash accrued interest on cashless exercise of warrants               --           920,000
     Non-cash accrued interest on long term debt                              --             6,555
     Bonus paid on exchange for payment on note receivable                    --           125,255
     Write-down of inventory and loss accrual                                 --           160,000
Changes in assets and liabilities:
     Trade accounts receivable                                          (138,608)          187,089
     Inventories                                                        (179,126)          (36,417)
     Prepaid expenses and other                                          (33,301)          (23,297)
     Accounts payable                                                     56,017           110,776
     Accrued liabilities                                                  13,179                --
                                                                     -----------       -----------
Net cash used in operating activities                                 (2,153,830)       (1,716,554)
                                                                     -----------       -----------
INVESTING ACTIVITIES:
Purchase of property and equipment                                       (40,979)          (73,452)
Patent costs paid                                                       (159,975)          (82,255)
                                                                     -----------       -----------
Net cash used in investing activities                                   (200,954)         (155,707)
                                                                     -----------       -----------
FINANCING ACTIVITIES:
Proceeds from exercise of stock warrants                                      --           136,250
Proceeds from issuance of preferred stock, net                         2,480,000                --
Proceeds from exercise of stock options                                  169,090           196,343
                                                                     -----------       -----------
Net cash provided by financing activities                              2,649,090           332,593
                                                                     -----------       -----------
Net increase (decrease) in cash                                          294,306        (1,539,668)
Cash, beginning of period                                              1,034,577         3,338,458
                                                                     -----------       -----------
Cash, end of period                                                  $ 1,328,883       $ 1,798,790
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash financing activities:
  Convertible notes exchanged for common stock                                --       $   375,000
  Interest paid by issuance of common stock                                   --       $    18,206


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

3. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,608,299 shares of common stock were outstanding at June 30, 1999 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 1,386,800 shares of common stock were outstanding as of June 30, 1998. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the nine months ended June 30, 1999 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock (see Note 7). The Company calculated the fair value of the warrants at $595,000. The net loss available to common stockholders was also reduced by the amortization of an additional $60,000 deemed dividend computed from the discount provision included in the Series B Preferred Stock, which was amortized to the earliest period at which the discount could be utilized (May 31, 1999). Such imputed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Series B Preferred Stock also provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The accrued accretion at June 30, 1999 was $74,598, which also increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows: Nine months Ended June 30,

                                                                             1999              1998
                                                                          -----------       -----------
        Net loss                                                          $(2,141,364)      $(3,605,614)
        Imputed deemed dividend on warrants
          issued with Series B Preferred Stock                               (595,000)             --
        Accretion on Series B Preferred Stock at stated
         rate                                                                 (74,598)             --
        Series B Preferred Stock dividends based on imputed discount
          at issuance                                                         (60,000)             --
                                                                          -----------       -----------
        Net loss available to common stockholders                         $(2,870,962)      $(3,605,614)
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

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 1999:

                      Finished goods                     $243,950
                      Work in process                       8,182
                      Raw materials                        14,286
                                                         --------
                                                         $266,418
                                                         ========

6. INVESTMENT SECURITIES

The Company's investment securities consist of 225,300 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At June 30, 1999 the Company's market value of available for sale securities consisted of:

                                                         Gross        Estimated
                                                       Unrealized       Fair
                                          Cost           Gains          Value
                                          ----         ----------     ---------
        Common stock                      $203          $551,782      $551,985

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

In connection with the sale of Preferred Stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001. At June 30, 1999 the Preferred Stock would have been convertible into 514,899 shares of Common Stock.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 1999:

                                                                                                     Additional
                                                   Common Stock            Series B Preferred          Paid-In    Accumulated
                                               Shares        Amount       Shares         Amount        Capital      Deficit
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance October 1, 1998                       11,356,014  $        114          --            --    $ 10,180,265  $ (8,764,013)
Stock issued on exercised options                 43,000          --            --            --         169,090          --
Issuance of Series B Preferred Stock, net
  of $20,000 in offering costs                      --            --         250,000             3     2,479,997          --
Deemed dividends on 250,000 warrants
  issued with Series B Preferred Stock              --            --            --            --         595,000      (595,000)
Accrued 6% accretion on Series B Preferred
  Stock                                             --            --            --            --          74,598       (74,598)
Valued assigned to 30,000 stock options
  granted for services                              --            --            --            --          77,000          --
Issuance of Common Stock for compensation
  and services                                    21,158          --            --            --         108,204          --
Net loss                                            --            --            --            --            --      (2,141,364)
                                            ----------------------------------------------------------------------------------
Balance June 30, 1999                         11,420,172  $        114       250,000  $          3  $ 13,684,154  $(11,574,975)
                                            ==================================================================================

The following table summarizes information about stock option activity during the period ended June 30, 1999:

                                                        Weighted Average
                                       Shares            Exercise Price
                                       ------            --------------
   Outstanding October 1, 1998        1,338,100              $4.51
     Granted                            269,300              $4.71
     Canceled/expired                  (144,500)             $6.09
     Exercised                          (24,500)             $4.12
                                     ----------
   Outstanding June 30, 1999          1,438,400              $4.31
                                     ----------
   Exercisable at June 30, 1999       1,005,434              $3.21
                                     ==========

The following table summarizes information about stock options outstanding at June 30, 1999:

                                     Weighted
                                      Average       Weighted                       Weighted
    Range of             Number      Remaining       Average         Number        Average
    Exercise          Outstanding   Contractual     Exercise       Exercisable     Exercise
     Prices           at 6/30/99       Life           Price        at 6/30/99       Price
     ------           ----------       ----           -----        ----------       -----
    $0.50-$0.55         480,000           1.90      $    0.52        480,000      $    0.52
    $3.59-$4.48         289,000           2.97           3.61        213,001           3.51
    $4.98-$5.90         328,300           4.01           5.08        175,433           5.16
          $7.81          41,100           1.79           7.81         34,500           7.81
          $8.50         250,000           3.37           8.50         77,500           8.49
         $16.00          50,000           3.26          16.00         25,000          16.00
   ----------------------------------------------------------------------------------------
   $0.50-$16.00       1,438,400           2.93      $    4.31      1,005,434      $    3.21
   ========================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)

At June 30, 1999, the Company had warrants outstanding, exercisable into the following number of common shares:

         Number             Exercise Price         Expiration Date
         ------             --------------         ---------------
         60,000                 $ 5.00            February 5, 2000
         47,500                 $ 5.00               March 1, 2000
        172,500                 $ 7.50              August 1, 2000
         25,000                 $16.00               June 18, 2000
        250,000                 $ 6.00           November 30, 2001
         50,000                 $16.00                May 12, 2003
         50,000                 $10.00             January 5, 2004
       --------
        655,000
       ========

8. INCOME TAXES

At June 30, 1999, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $7,200,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                                  -------------


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

RESULTS OF OPERATIONS

Total revenues for the nine months ended June 30, 1999 were $601,105, a 267% increase from the first nine months of the prior year. Substantially all revenues in both periods were from electronic products. Sales for the three months ended June 30, 1999 were $320,250 compared to $79,257 for the comparable prior period. Third quarter fiscal 1999 product sales consist of the line of sourced products manufactured by others only recently introduced by the Company. There can be no assurance that the new product line can be successfully marketed in any significant volume. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. The Company's sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the nine months ended June 30, 1999 were $400,977 resulting in a gross profit of $200,128 or 33%. This compares to a gross loss of $214,661 for the comparable period of the prior year. Cost of sales for the three months ended June 30, 1999 were $187,702 and gross profit was $132,548. The fiscal 1999 gross profit is the result of the new product line. The prior year's gross loss resulted from the phasing out of the previous FM and AM Sounds product line and included special close-out pricing to reduce inventory levels. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses were $1,421,927 for the nine months ended June 30, 1999 comparable to the prior year. For the three months ending June 30, 1999 expenses were $441,803 equivalent to the comparable period of the prior year. Management anticipates that selling, general and administrative costs will continue at comparable levels. However, management may expend additional resources on marketing SFT and HSS technology in the future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the nine months ended June 30, 1999 were $782,167 compared to $708,045 for the comparable nine months of the prior year. The $74,122 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs. Research and development costs of $283,705 in the third quarter of fiscal 1999 were comparable to the prior year $269,210 in the third fiscal quarter of fiscal 1998.

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

The Company recorded non-cash compensation expense of $185,205 for the nine months ended June 30, 1999 compared to $464,528 for the comparable prior period. Non-cash compensation expense for the current period included the $77,000 value attributable to stock options granted to consultants on 30,000 shares of Common Stock and $108,205 of services paid through the issuance of 21,158 shares of Common Stock.

As a result of the above factors, the Company experienced a loss from operations of $2,189,171 during the nine months ended June 30, 1999, compared to a loss from operations of $2,808,005 for the comparable nine months ended June 30, 1998. The net loss for the nine months ended June 30, 1999 was $2,141,364 a reduction from the $3,605,614 reported for the prior year's comparable nine-month period.

The net loss available to common stockholders for the nine month ended June 30, 1999 of $2,870,962 includes $595,000 of imputed dividends on the issuance of the Series B Preferred Stock, $74,598 of accretion and amortization of $60,000 related to the imputed discount at issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the Company recommenced operations in January 1992, the Company has had significant negative cash flow from operating activities. During the nine months ended June 30, 1999, the net loss of $2,141,364 included non-cash expenses of $269,373 resulting in an adjusted net cash loss of $1,871,991. In addition to this amount of $1,871,991; $179,126 of cash was used in operating activities through an increase in inventories and $138,608 through an increase in accounts receivable., as adjusted. Operating cash was provided by a $56,018 increase in accounts payable and a $13,179 increase in accrued liabilities

At June 30, 1999, the Company had accounts receivable of $210,345 as compared to $71,737 at September 30, 1998. This represented approximately 96 days of sales. The increase in receivables resulted from increased product sales in the current year. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers many of which demand extended terms of 90-120 days.

For the nine months ended June 30, 1999, the Company used approximately $41,000 for the purchase of laboratory and computer equipment and made an $160,000 investment in patents and new patent applications. The Company anticipates a significant level of investments in patents in fiscal 1999 and requirements for additional equipment for developing SFT, HSS and other technologies. Dollar amounts of these patent investments and equipment additions are not currently estimable by management.

At June 30, 1999, the Company had working capital of $2,099,372 and at September 30, 1998, the Company had working capital of $985,888. Included in working capital is the unrealized holding gain in the shares held by ATC in e.Digial Corporation ("EDIG"). At June 30, 1999 and 1998, ATC owned 225,300 shares of EDIG with a market value of $551,985 and $26,833, respectively. This investment is carried on the balance sheet as a current asset of ATC at market value.

Since the Company's reorganization in January 1992 and through June 30, 1999, ATC has financed its operation primarily through the sale of common and preferred equity, exercise of stock options, issuances of convertible notes and proceeds from the sale of shares of EDIG. During December 1998 and January 1999, ATC sold 250,000 shares of Series B Preferred Stock providing net proceeds to the Company of $2,480,000.

Other than cash of $1,328,883 at June 30, 1999, and the EDIG shares, ATC has no other material unused sources of liquidity at this time. ATC expects to incur additional operating losses as a result of continued product sales and as a result of expenditures for research and development and marketing costs for the SFT and the HSS technology and other products and technologies. The timing and amounts of ATC's expenditures and the extent of operating losses will depend on many factors, some of which are beyond ATC's control. ATC anticipates that the commercialization of SFT and the HSS technology may require increased operating costs, however the amounts are not currently estimable by management. At the current level of expenditures and revenues ATC believes it would require approximately $500,000 of additional funding for the next twelve months of operations given existing cash resources and other resources. Management believes product sales, licensing and other operations also contribute financial resources during the next twelve months, but there can be no assurance thereof. The level of expenditures during the next twelve months could also exceed prior levels or management's estimates and the variances could be material. Management's estimates are subject to significant variability and change due to management decisions regarding technologies, operations and the result of outside factors. The long-term success of ATC is dependent upon achieving a level of revenues adequate to support ATC's capital and operating requirements. The failure to raise additional funds, if required, could have a material adverse effect on ATC and could force ATC to reduce or curtail operations.

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

During the month of June 1999, the Company implemented its Year 2000 plan. Subsequent to the third quarter ended June 30, 1999, the Company hired an IS director to address all Year 2000 issues. Management's estimated costs relating to the Company's compliance efforts is in the range of $20,000 to $30,000 consisting primarily of the newly installed Year 2000 compliant integrated accounting software program accompanied with new computers. Maintenance or modification costs will be expensed as incurred, while the costs of the new computers and software will be capitalized and amortized over the respective useful life.

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

The Company is exposed to some market risk through interest rates, related to its investment of its current cash and cash equivalents of approximately $1.8 million. The risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

(c) None


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


                                        AMERICAN TECHNOLOGY CORPORATION


Date:  August 13, 1999                  By:  /s/ RENEE' WARDEN
                                             ----------------------
                                             Renee' Warden, Chief Accounting
                                             Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the Registrant)