Form 10-K
period 1999-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 1999-12-28
CIK 924383

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission File Number 0-24248
                                                -------

                        AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                               87-0361799
                 --------                               ----------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

       13114 Evening Creek Drive South, San Diego, California      92128
       ------------------------------------------------------      -----
      (Address of principal executive offices)                    (Zip Code)

                                (858) 679-2114
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $.00001 par value
                        -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 27, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $68.7 million.

The number of shares of Common Stock, $.00001 par value, outstanding on December 27, 1999, was 11,549,489.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Year 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                                     PART I
ITEM 1.    Business                                                               3
ITEM 2.    Properties                                                            13
ITEM 3.    Legal Proceedings                                                     13
ITEM 4.    Submission of Matters to a Vote of Security Holders                   13

                                    PART II
ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                                  13
ITEM 6.    Selected Financial Data                                               14
ITEM 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            14
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk            21
ITEM 8.    Financial Statements and Supplementary Data                           21
ITEM 9.    Changes in and Disagreement with Accountants on
            Accounting and Financial Disclosure                                  21

                                   PART III
ITEM 10.   Directors and Executive Officers of the Registrant                    21
ITEM 11.   Executive Compensation                                                22
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management        22
ITEM 13.   Certain Relationships and Related Transactions                        22

                                    PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K      22

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PLANS," "STRATEGY," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I
Item 1. Business

American Technology Corporation develops, markets and licenses proprietary sound reproduction and other technologies. Our primary business focus is on two proprietary sound reproduction technologies:

     .  SFT(TM), Stratified Field(TM) Technology
     .  HSS(TM), HyperSonic(TM) Technology

We also market a line of portable consumer products under our own label and are developing other new technologies. We operated in one business segment, electronic products.

Stratified Field is an advanced speaker technology that shares certain characteristics of electrostatic speakers. Electrostatic speakers employ a thin plastic film to radiate sound and are known for very high sound quality and low distortion. Our Stratified Field technology is a non-magnetic thin panel speaker design that we believe has performance advantages over traditional speakers and other thin panel speakers.

Our Hypersonic Sound technology is a new method of sound reproduction. Sound is generated in an air column using ultrasonic frequencies, those above the normal range of hearing. Our proprietary electronic process generates an ultrasonic beam to interact in mid-air producing wide spectrum audio along the beam. The sound beam has a very high degree of directionality and maintains sound volume over longer distances than traditional methods of sound reproduction. We believe HyperSonic Sound has unique features useful in new sound applications as well as in certain traditional speaker applications.

Our objective is to be a leader in developing, marketing and licensing innovative sound reproduction technologies that address large and expanding domestic and international consumer and commercial electronics markets. We seek to have our sound technologies become important alternatives to conventional loudspeakers in target market segments. We believe it is becoming increasingly difficult for manufacturers to differentiate their sound reproduction products to offer consumers new choices. We also believe the rapid emergence of flat panel computer and television monitors and the growing computer multimedia market provide new and growing opportunities for our products.

We own other technologies in various stages of development:

     . Our Magnified Force Woofer ("MFW") offers improved woofer performance. . Our Global Positioning System ("GPS") technology provides a method to improve searching and tracking features for objects or persons.
     . Our Engine Plasma Displacement ("EPD") technology provides a method for jet engine noise reduction.

We also label, under the American Technology brand, portable consumer products, primarily sourced from foreign manufacturers. We currently market and distribute approximately ten portable consumer products with retail prices ranging from $3.50 to $51.99. All but two products are consumer electronic products. The marketing of portable consumer products provided substantially all revenues during fiscal 1999, 1998 and 1997. However the majority of marketing and development costs during fiscal 1999 were incurred towards our sound technologies.

American Technology was incorporated in the State of Utah on February 11, 1980 as Chasko, Inc. and on April 7, 1982 our name was changed to American Technology Corporation. From inception to 1988, we were engaged in electronic product development. From 1988 to early 1992, we were inactive due to inadequate financial resources. In early 1992 our company was brought into good standing and restructured. There were no changes to management resulting from this re-activation. On June 19, 1992 we reincorporated in the State of Delaware.

Since the 1992 restructuring, our operations have focused on developing various technology assets. Our shares trade on NASDAQ under the symbol "ATCO." Our address is 13114 Evening Creek Drive South, San Diego, California, and our telephone number is 858-679-2114. Our Internet site is located at www.atcsd.com.

Sound Reproduction Industry Overview

The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to re-create the top end of the audio spectrum, to mid-range speakers and woofers to address the lower frequencies. Conventional loudspeakers generally are direct radiating --they are fundamentally a piston-like device designed to directly pump air molecules into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been, until recently, few fundamental changes in speaker design or in the way electrical impulses are converted to sound. Electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, we believe loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion.

Loudspeakers are used in televisions, radios, telephones, computers, automobiles, and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert sound systems, loudspeakers encompass a wide range in size, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers. We believe the lack of fundamental innovation and the diversity and size of the loudspeaker market presents an opportunity to introduce new sound technology that will appeal to consumers and be cost-effective for manufacturers.

The rapid emergence of flat panel computer and television monitors and the growing multimedia computer market provides opportunities for thin flat panel speaker designs. In its infancy, the market for computer flat panel monitors is expected to grow from $1 billion in 1998 factory sales to $19 billion in 2002 according to Stanford Resources, Inc. Recently several companies have introduced flat panel speaker designs (see "Competition") to benefit from this trend and for other applications such as wall-mounted picture speakers. We believe the introduction of these new products has increased market awareness for new speaker designs and the benefits of thin panel speakers.

Our Sound Solutions

Our primary development and marketing focus is on our Stratified Field and HyperSonic Sound technologies.

Stratified Field Technology
---------------------------

Stratified Field Technology, or SFT, is a thin, non-magnetic loudspeaker design providing high quality performance for a variety of applications. The term Stratified Field relates to the multiple layers of materials employed in the design. We have developed a number of distinct Stratified Field designs employing plastic film as the direct radiating element. During fiscal 1999 we focused on bringing our best performing design to market by developing manufacturing techniques to allow technology transfer. We believe this design offers advantages over existing electrostatic, planar magnetic and magnetic actuated panel designs generally associated with flat speakers (see "Technologies" below).

Our patent-pending Stratified Field speaker competes with other flat panel and conventional speakers. We believe we have a competitive cost of construction, as compared to our quality of sound reproduction. Our speaker can be manufactured flat or can be shaped in curves. Our other Stratified Field designs can be shaped in cylinders and spheres. This flexibility provides unique product design opportunities for consumer product manufacturers. Our design eliminates the costs and the constraints of the normal "box" associated with loudspeakers. The following attributes of our speakers compare well on a competitive basis to conventional and other flat panel loudspeaker designs:

     Performance Attributes
     ----------------------

     . Consistent radiation movement over the entire surface resulting in low distortion, smooth frequency response and low coloration of sound
     .  Smooth, flat frequency response across the effective sound range
     .  Low bass response compared to comparable size flat panels
     .  Accurate imaging and high sound quality
     .  Low mechanical vibration
     .  Loss-less load (no heat is produced regardless of sound pressure level)

     . No constraint on the ratio of height to width. Ability to curve and shape the speakers to produce new product designs.


     Physical Attributes
     -------------------

     . Thin physical format - as thin as 5 mm over the entire surface with no protruding actuator drive mechanism
     .  Non-magnetic design employs no magnetic fields
     .  Low moving mass producing minimal vibration
     .  No requirement for a speaker box or enclosure
     .  Radiating surface can be curved, shaped or cylindrical
     .  Low overall weight

     Manufacturing Benefits
     ----------------------

     . Simple manufacturing process with robust design for manufacturability . High fidelity to cost ratio
     .  Variable dimensions to meet custom application requirements
     .  Multiple product mounting options
     .  Low component and manufacturing costs

The above properties offer advantages for products such as flat panel video displays, laptop computers, home audio and theater systems, installed sound reinforcement, professional monitors, high-fidelity speakers, automotive systems and other applications requiring physically flat or thin (in the case of curved) panels but with high-quality audio performance.

HyperSonic Sound Technology
---------------------------

Our HyperSonic Sound technology utilizes a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patent-pending electronic process creates and modulates (shapes) an ultrasonic wave that interacts in mid-air to produce wide spectrum audio. Since traditional loudspeaker system elements such as voice coils, magnets, cones/diaphragms, crossover networks, baffles and speaker enclosures are eliminated, we believe HyperSonic Sound offers quality sound while using little space. The sound produced by this technology is significantly more directional over greater distances with less volume loss than traditional sound reproduction methods thereby offering a number of application advantages to users.

Our HyperSonic Sound technology, comprised of the combination of proprietary electronics and proprietary custom ultrasonic emitters (specialized ultrasonic devices essentially taking the place of the radiating element of a loudspeaker) offers a number of advantages:

     . The ability to create a beam of sound to place sound where you want it . Elimination of the need for a speaker enclosure
     .  Reduction of the effect of room acoustics on sound quality
     .  Improved phase coherency (frequency time alignment)
     . Ability to manipulate or selectively position or diffuse the source of sound
     .  Ability to deliver a beam of sound over long distances
     .  Elimination of magnets, their weight and adverse effects
     .  Elimination of feedback in professional applications

We believe our sound technologies offer important competitive advantages for original equipment manufacturers ("OEMs") and new features important to consumers. However, there can be no assurance our sound technology advantages can be successfully implemented commercially or will achieve market acceptance.

Our Strategy

The marketing of our sound technologies continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from prospective users of our technologies. We are focusing our efforts on OEMs desiring to implement our technology in specific products or applications. Our strategy is to establish business relationships with leading participants in selected segments of the electronics and sound reproduction markets. We believe this strategy will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions, branding, distribution and market presence of OEMs in establishing and maintaining our technologies.

We also are implementing a branding strategy aimed to make Stratified Field and HyperSonic Sound (SFT and HSS) synonymous with innovative, high-quality sound reproduction. We believe we can facilitate the rapid adoption of our technologies through licensing and technology collaboration arrangements with contract and OEM manufacturers. Key elements of our strategy include:

     1. Build on technical achievements allowing licensees to produce commercially viable products for consumers. We are converting our prototypes into designs and materials that licensees can use to meet consumer demand across a variety of targeted market segments. We expect to continue to improve our designs to benefit licensees.

     2. Expand patent coverage. We have filed multiple patent applications worldwide and expect to continue to file amendments, continuations and additional patents as development progresses. The scope and breadth of our patents will be an important factor in the exploitation of our technologies.

     3. Implement a segmented and flexible licensing approach. We have identified a segmented licensing approach targeted at individual fields of use. This approach includes developing one or more manufacturing partners to supply product to those OEMs not wishing to produce the core elements of our technologies. Contract manufacturers will be offered licenses to produce speakers for our OEMs. We may also sell key components or materials to make implementation simpler.

     4. Identify and determine market segment needs. We have identified and are focusing our Stratified Field marketing and licensing efforts on four initial fields of use (a) computer multimedia (b) high-end televisions,
         (c) consumer home audio, and (d) professional audio. We are working with OEMs in each of these fields of use to identify market requirements for the technology. We believe our technology can become an important competitive feature for OEMs and can also help OEMs achieve premium price or premium margins for their products. We have initially focused HyperSonic Sound marketing efforts towards military and governmental applications to further develop and fund the technology. With recent success in designing new emitters, we believe our HyperSonic Sound technology may also have applications in the four segments above as well as in communications and other markets.

     5. Support licensees and develop a market position. We intend to support our licensees and manufacturers with technical support and on ongoing research and development effort. We intend to require branding of our devices to create and build consumer awareness.

Our strategy is to develop strategic arrangements with manufacturers in targeted fields of use with limited exclusivity to accelerate implementation and market introduction and to allow selected manufacturers to differentiate product offerings from competitors. Although we anticipate generating a significant portion of our revenues from licensing and royalties or arrangements with contract manufacturers, we may also directly produce and sell materials or components used in the production of our speakers. There can be no assurance that we can be successful in implementing our strategies or commercializing our technologies.

Our Technologies

Background
----------

We acquired the basic concepts of HyperSonic Sound technology from Elwood G. Norris, a director and Chief Technology Officer, in 1992. During fiscal 1996 and 1997, we devoted a significant portion of our research and development activities to HyperSonic sound technology proving new concepts. In July 1996, we produced a laboratory proof-of-concept demonstration capable of producing sound in the air using ultrasonics. In October 1996, we produced a second-generation portable demonstration system with improved electronics. In September 1997, we produced a portable stereo demonstration system. During fiscal 1998 we focused research and development on our Stratified Field technology. During fiscal 1999 we innovated new modulation electronics to reduce distortion and focused development and testing of our own ultrasonic emitter design that we believe can be commercialized. We also significantly expanded our portfolio of patent applications. In November 1999 we announced an initial patent on our new HyperSonic Sound emitter.

In late 1997 we invented basic Stratified Field concepts and demonstrated the technology in January 1999. During fiscal 1999 we evolved several designs and significantly expanded our patent portfolio. Recently we have completed sample speakers and finalized the manufacturing processes. Stratified Field offers high quality sound quality compared to its cost and size. We believe Stratified Field has advantages for OEMs for consumer applications and have commenced marketing the technology to prospective customers.

Stratified Field Technology
---------------------------

Several designs of direct radiating speakers are currently associated with thinner or flat products. These include electrostatic speakers, planar magnetic speakers and magnetic actuated panel speakers. An electrostatic loudspeaker generally employs a diaphragm (generally a thin plastic film) which is tensioned between two conductive planes. A charge is applied to the diaphragm and charges are alternated between the two conductive planes to move the diaphragm thus moving air to create audible tones. Based on the size of the device and the speed of the movement of the diaphragm, various sound pressure levels and frequencies are produced. Generally electrostatic speakers are:

     .  low in distortion, high in sound quality
     .  quite large in order to produce low frequencies
     .  difficult to manufacture due to high tolerances, resulting in high cost

A planar magnetic loudspeaker combines some aspects of traditional direct radiating speakers and electrostatic designs. In the traditional planar design, conducting wires are imbedded in the large plastic film or sheet, and magnets are employed to create a magnetic field around the sheet to radiate sound similar to an electrostatic speaker. Planar speakers are also generally expensive and difficult to produce. A new flat panel design employs a magnetic actuator or exciter to excite a rigid panel to radiate sound. This method has recently been introduced in multi-media and home audio systems.

Stratified Field is both a departure from and a significant improvement on electrostatic designs. While employing plastic film as the primary radiating sound element, our designs are distinct from traditional electrostatic, planar magnetic or magnetic actuator speaker designs. New materials and methods are employed to overcome some of the limitations of electrostatic, planar magnetic and magnetic actuator speaker designs. We expect Stratified Field to compete with conventional loudspeakers due to high sound quality, competitive economics and ease of manufacture in a variety of thin sizes and shapes. We have filed multiple patent applications on our Stratified Field technology.

We have produced prototypes of our designs in various sizes to demonstrate commercial applications. We are finalizing specifications, manufacturing methods and technology transfer documentation. We believe Stratified Field is commercially viable technology and we are marketing this technology to prospective OEM licensees.

HyperSonic Sound Technology
---------------------------

HyperSonic Sound is partially based on a phenomenon in music known as Tartini tones, which were first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. Although others have experimented with these principles in the past (the general field of experimentation being described as parametric speakers), we believe we have created novel and proprietary methods to efficiently use these concepts to produce sufficient sound volume and quality capable of being commercially exploited. Our HyperSonic Sound technology and processes are the subject of three issued patents and multiple pending patents.

HyperSonic Sound employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry intelligence (e.g. music, voice), and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but is actually created within and throughout the beam of ultrasonic energy being emitted. Accordingly, if the beam is directed towards a wall, the sound emanates from the surface of the wall, and if the beam is directed to a person, the sound emanates at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate at the same rate over distance as it does with traditional speakers. This unique feature provides greater volume at selected distant points with less energy.

Our technology uses ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy). Such ultrasonic devices are not designed to produce frequencies in the audible range. However, we have developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound in the air. And we have developed new proprietary emitter designs specific to our application.

We have recently innovated a new ultrasonic emitter design that can be configured in a variety of shapes and sizes that produces the desired effects for commercial applications. We have also innovated new electronic circuits minimizing distortion and improving efficiency. We believe these recent innovations provide the foundation for commercialization of HyperSonic Sound.

Other Sound Technologies
------------------------

During fiscal 1999 we improved a new woofer design previously invented by our Vice President of Engineering, James Croft. During the year we developed initial prototypes and filed for patent protection on our Magnified Force Woofer ("MFW") technology. This technology uses a proprietary electro-acoustical system to magnify the force of the woofer transducer to provide greater acoustical output for a given power input and a given size. We believe that if this technology can be commercialized it offers improved performance/cost for many types of woofer applications including miniature multimedia, high output car stereo, home theater and professional sound systems. We are currently developing and testing new prototypes of our design. There is no assurance we can produce commercial technology.

In June 1998 we acquired certain rights to a patented method of producing powerful ultrasonic frequencies which we are targeting primarily for government and military applications.

Portable GPS Technology
-----------------------

In late 1994, we innovated a proprietary method of tracking persons and objects utilizing Global Positioning System (GPS) technology. We developed a GPS design as a simple solution to (1) finding another person or object or (2) finding a known location. The system employs GPS technology but doesn't require complicated longitude/latitude readouts, mapping software or recording and storing of previous locations and movements as used in most portable GPS devices. We produced a proof-of-concept demonstration system utilizing GPS technology. We own two U.S. patents on our GPS designs. There can be no assurance the patents will provide meaningful protection of our GPS technology or that such patents will be commercially exploitable.

We have postponed further development on our GPS technology due to the significant competition and rapidly changing nature of the GPS equipment market. We believe that certain features of our GPS technology may be licensable to the GPS industry; however, no resources are being devoted to developing or marketing this technology.

EPD Technology
--------------

We have been awarded one U.S. patent regarding our Engine Plasma Displacement
(EPD) technology, a new method and system for reducing noise in jet engines. This technology, invented by Mr. Norris, relates to canceling acoustic waves produced by a jet engine. Mr. Norris has previously performed rudimentary experiments on this technology; however, we have not yet developed a proof-of-concept device. There can be no assurance that our concepts will function as theorized or that any practical product or technology will result from the concepts. In addition, we have performed only limited competitive research and there can be no assurance that the concepts innovated by us are functionally better than existing and proposed methods for jet engine noise reduction.

Our strategy is to develop a proof-of-concept demonstration and seek a collaborative arrangement to further develop this technology. Management has not developed a timetable for this project, nor has it identified personnel for further development. Although management believes there is a significant market for an improved system for jet engine noise reduction, there can be no assurance when or if the EPD technology can be exploited.

Markets and Licensing

Stratified Field Markets
------------------------

We have targeted four initial fields of use, which include consumer home audio, computer multimedia, high-end televisions, and professional audio systems.

We believe the market for computer sound, primarily multimedia applications, is growing rapidly. We also believe there is a growing demand for improved sound in notebook and other small computers and a growing aftermarket for computer speakers. While estimates of this growth differ widely among sources, this market segment offers opportunity to our Stratified Field technology.

Flat panel computer monitors are expected to be an increasingly important category growing from less than 1 million units and $1 billion in worldwide factory sales projected for 1998 to over $19 billion in 2002 according to Stanford Resources, Inc. We believe limitations in size, sound quality and cost are critical factors in the computer sound market. We are targeting our non-magnetic, flat and thin designs to offer size, cost and quality advantages to OEMs and consumers in this rapidly growing market. We believe Stratified Field has important attributes for the emerging flat panel monitor market to provide high quality sound in a thin format.

High-end televisions and home theater systems are growing segments of the consumer electronics market. Home theater audio systems include component and rack audio systems for the home as well as specifically targeted home theater systems. We intend to focus initially on manufacturers in the mid to high-end range of these segments. Home theater and large screen televisions are expected to experience continued growth from the introduction of the high-capacity DVD (digital versatile disc). According to CEMA, U.S. factory sales of televisions 25" and higher were $4.3 billion in 1997. Home theater speakers and speaker packages had U.S. factory sales of $246 million in the first half of 1998 according to CEMA.

We believe the market for professional audio systems are also growing. Professional audio systems include systems used by studios and other professionals in the creation or production of audio and video material. The market for professional equipment includes stage speakers, sound modules, synthesizers, digital pianos and signal processing equipment among others. Cinemas, jukebox systems and karaoke systems are also demanding increasingly high quality sound reproduction.

Our Stratified Field technology offers the home audio/video and professional markets improved full-spectrum sound source with less distortion. If our Magnified Force Woofer technology can be commercialized it would be targeted for similar customers.

HyperSonic Sound Markets
------------------------

We have focused HyperSonic Sound marketing efforts primarily towards military and governmental customers. With the recent development of new emitters, we believe our technology may have applications in consumer and commercial markets including military applications, professional audio, public address, headphones, cinema/theater, and outdoor sound systems.

Licensing and Contracts
-----------------------

We seek to execute our licensing strategy through our marketing and executive personnel and through a business development and representation agreement with Teksel Co., Ltd. in Japan.

In June 1998, we executed our first license agreement on Stratified Field technology with Authentic of Japan. We received an initial $50,000 non-refundable payment. This agreement is exclusive in a narrow market segment and for a limited customer set. Because the implementation schedule, specified in the license agreement, has been subject to significant delays, we are working with Authentic to modify the agreement to reflect changes in scope, royalties and other terms. There can be no assurance this relationships will produce any future revenues.

In August 1998, we obtained an initial military contract for $20,000 from the U.S. Army Space and Missile Command to evaluate an application of the HSS technology. The project was completed in January 1999. In May 1999, the Company obtained a contract from the University of Mississippi ("NCPA") for $46,322 to provide NCPA with three to six HSS(TM) sound sources for testing. As of September 30, 1999 the project has generated approximately $15,500 in service revenues. The project was completed on November 29, 1999. In September 1999, we obtained a $44,773 contract from General Dynamics to develop a HyperSonic Sound Engineering Model. The project is expected to be completed in January 2000. We are seeking additional governmental and military contracts related to this technology.

In addition to seeking OEMs to sell Stratified Field speakers, we are seeking to develop supply agreements with contract manufacturers capable of supplying our speakers to OEM customer specifications and produce HyperSonic

Sound electronics and emitters. Existing product designs may be retrofitted for Stratified Field speakers. Stratified Field offers benefits in new OEM product designs.

Many OEMs source speaker products from outside vendors rather than manufacture such components. Accordingly, our strategy is to develop a supply arrangement for these OEM customers that do not wish to manufacture. We believe there are a large number of contract manufacturers with facilities and capabilities to manufacture Stratified Field speakers and assemble HyperSonic Sound electronics and emitters. We have obtained oral indications of interest from two prospective manufacturers but have no agreements related to such manufacture.

Our HyperSonic Sound technology has not previously been commercialized due to delays in developing acceptable emitters. We previously entered into a number of non-binding working agreements with prospects to explore the technology. These agreements became inactive due to our delays in commercializing the technology. Although we believe we have innovated a commercially viable emitter design, there can be no assurance that commercially viable HyperSonic Sound systems can be completed due to the inherent risks of new technology development, refinement, limitations on financing, competition, obsolescence, loss of key technical personnel, customer acceptance and other factors beyond our control.

Consumer Product Sales

To date substantially all of our revenues have been derived from portable consumer products. We currently offer a total of ten sourced portable consumer products (including miniature FM, AM and solar radios) targeted for niche markets at retail prices ranging from $3.50 to $51.99. Sourcing is from three manufacturers on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America.

We inventory finished goods and also offer direct factory shipment to certain customers.

One of our products is a patented mini-headphone radio design (HeadPhone) introduced in January 1999. Our HeadPhone is smaller than similar headphone radio products currently on the market and offers additional features. The retail price range is $39.99 and up. A foreign contract manufacturer manufactures this product for us.

Our management continually seeks additional products and accessories developed by others for distribution. There can be no assurance we can obtain rights to manufacture and/or distribute any future products.

Selling and Marketing

One sales and marketing officer and senior executive personnel direct our sound technology marketing. We have employed one agent, Teksel Co., Ltd. in Japan. Our marketing activities are directed at promoting our technologies through industry press, at industry trade shows and related marketing activities. Our sound technology sales activities are targeted at specific prospective OEMs.

Our marketing activities have resulted in a number of awards and press articles. In May 1997, the inventor of the HSS technology, Mr. Norris, was awarded the 1997 Discover Magazine Award for Technical Innovation in the sound category for our HyperSonic sound technology. Winners in a total of eight categories were selected from over 4,000 entries. The annual awards are designed to recognize and promote new technological innovations, and an expert panel of judges selected the winners. Winners were also featured in the July issue of Discovery magazine. In November 1997, HSS technology won a Popular Science 1997 "Best of What's New Award" from among thousands of new products. These awards and recognition have provided marketing exposure for the HSS technology. HSS technology has also been featured in over 30 journal articles providing additional marketing exposure.

We have two full-time marketing personnel assigned to consumer electronic product marketing and sales activities. We had 39 independent representative agencies in the U.S. and Canada at November 30, 1999.

We focus most of our consumer electronic product marketing on traditional retail outlets and catalog distributors. We employ cooperative marketing and advertising arrangements with our product customers from time to time.

Customers

For the fiscal year ended September 30, 1999, sales to two customers accounted for 33% of product sales with Oshman's Sporting Goods and Big 5accounting for approximately 20% and 13% of sales, respectively, with no other single customer accounting for more than 10% of product sales.

We expect that we will continue to rely on a number of large individual customers for future revenues and the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.


Competition

Our technologies and products compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we will compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and implementing our technologies, the ability to meet OEMs' needs to differentiate their products, the strength of our intellectual property and the strength of future licensee and contract supply arrangements. There can be no assurance that based on these factors we can be competitive with existing or future products, technologies or services of our competitors.

We are not aware of any other sound reproduction system that has successfully employed HyperSonic Sound technology concepts similar and to the degree developed by us. Although others have attempted to use the combination tone concept to produce sound, to our knowledge, none have progressed to our stage of development nor been able to produce sufficient sound volume and quality to make a commercially viable system. We also believe our Stratified Field designs are novel with distinct market appealing attributes compared to existing and competing flat panel speaker designs.

One of the distinguishing features of our Stratified Field designs is their thin, flat panel form factor. Our designs may also be easily and economically shaped to create curves or other shapes. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and their licensees employing the NXT flat panel technology which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel, and (iv) Sonigistix's Monsoon multimedia speaker using a planar magnetic design. There are continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. There can be no assurance that alternate technologies and systems have not been developed, or that such systems may currently be in development, or will be developed by others in the future, that would be directly competitive with our sound technology.

Our sound reproduction methods will also compete with traditional loudspeakers. Many international manufacturers provide loudspeakers such as Sony, AIWA, Phillips, Samsung, Mitsubishi, Toshiba, Sanyo, Sharp, JVC and others. There are also specialty audio component manufacturers such as Marantz, NAD and others. We will also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources and have proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that our SFT and HSS technology, if implemented commercially, will be competitive in the entrenched loudspeaker market with these or other customers.

We believe our success will be dependent upon creating relationships with OEMs by providing them the ability to differentiate their products with our sound technology attributes.

The consumer product and consumer electronic marketplaces are extremely competitive with a large number of suppliers. Most of our competitors have greater financial, manufacturing and marketing resources and can command more retail and consumer exposure. Barriers to entry by new competitors are not significant and new competitors in consumer products and consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases rapidly obsoleting existing products and technologies. We seek to market unique products to large market segments.

With respect to our consumer product sales, which accounts for substantially all of our revenues, we are dependent on contract suppliers for finished goods. We source products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacture of consumer electronic products is dependent upon the availability of electronic components. We believe there are secondary suppliers of components and subassemblies such that the products we distribute are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead-time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on our financial condition and results of operations.

Government Regulation

Certain of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the "FCC"). We believe we are in substantial compliance with all applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals required for our operation.

We do not believe our HyperSonic Sound technology ultrasonic emitters, which emit ultrasonic waves into the air rather than electromagnetic waves, are out of compliance with existing governmental regulations. However there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on the commercialization of our technologies.

We do not believe we are materially affected, nor do we expect to be materially affected, by the costs and effects of compliance with environmental laws.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and pursue a policy of vigorously enforcing such rights.

We own four U.S. patents and twenty U.S. patents (and additional foreign applications) pending on our sound technologies. We are preparing and intend to file other sound technology patent applications. We own two U.S. patents on consumer products and two U.S. patents on our GPS technology. We have one patent pending on our EPD technology. We have purchased one patent on transducer technology primarily targeted for government applications.

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. There can be no assurance that any additional patents on our products or technology will be granted.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position will be important to compete effectively through licensing in the sound reproduction industry. We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would inhibit our ability to license our sound technology; there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patents has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our technologies or the circumvention of our patents, by competitors could have a material adverse effect on our ability to compete successfully.

We generally take advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure is more cost efficient, but results in a delay in the application and issuance of foreign patents; however, any resulting foreign patents, if and when issued, enjoy the same priority date as U.S. counterparts.

We also file for tradename and trademark protection when appropriate. We are the owner of federally registered trademarks on HYPERSONIC(R), HYPERCOUSTIC(R) and HSS(R). Trademark applications have been filed for STRATIFIED FIELD TECHNOLOGY, SFT and PICOSONIC. There can be no assurance any degree of protection will be granted, or that if granted, that tradenames or trademarks could be successfully maintained, defended or protected.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. There can be no assurance, however, that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

Research and Development

The sound reproduction market is subject to rapid changes in technology and designs with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies on a competitive basis. Accordingly, we have in the past, and are expected in the future, to engage in significant research and development activities. There can be no assurance, however, that we will be able to commercialize our current or future technologies.

For the fiscal years ended September 30, 1999, 1998 and 1997 we invested $1,099,848, $991,238 and $566,288 respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

At December 27, 1999, in addition to our three executive officer employees, we employed 18 full-time persons. Of such employees, eight are in research, development and technology transfer, one in shipping and distribution, five in general and administrative and four in marketing, sales and licensing. We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.

We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

Item 2. Properties.

On July 11, 1997, we entered into a three-year lease for property located at 13114 Evening Creek Drive South, San Diego, California. To meet the credit requirements of the landlord, both American Technology and e.Digital Corporation, an affiliated company, entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $15,122 inclusive of utilities and costs. We occupy approximately 7,500 square feet of the jointly leased office space with our share of monthly payments approximate $8,300.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information

Our shares of common stock is traded and quoted on NASDAQ SmallCap Market under the symbol "ATCO". Prior to July 1999 our shares were quoted on the OTC Electronic Bulletin Board. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 1998 and 1999:

                                                     Bid Quotations
                                                   High         Low
                                              --------------  --------
     Fiscal Year Ending September 30, 1998
       First Quarter                                $  6.125  $3.46875
       Second Quarter                               $4.65625  $  3.375
       Third Quarter                                $11.6875  $   4.75
       Fourth Quarter                               $ 9.8125  $  4.375

     Fiscal Year Ending September 30, 1999
       First Quarter                                $  4.375  $ 4.1875
       Second Quarter                               $   7.25  $ 4.9688
       Third Quarter                                $ 6.1875  $ 5.0625
       Fourth Quarter                               $  7.625  $   6.75

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,152 holders of record of our common stock at December 13, 1999 with 11,518,302 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay any in the foreseeable future.

Item 6. Selected Financial Data

The following is a summary of selected financial data of American Technology Corporation as of and for the five most recent fiscal periods ended. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto appearing elsewhere in this document.

For the fiscal years ended September 30,
                                                1999          1998          1997         1996         1995
                                            ------------  ------------  ------------  -----------  -----------
Statement of Operations:
Net revenues                                $   823,753   $   244,758   $   967,408   $  933,643   $1,801,562
Gross profit (loss)                             204,088      (162,365)      157,971      136,489      431,187
Net loss                                     (3,041,634)   (4,593,713)   (2,144,363)    (560,448)    (368,201)
Net loss available
 to common stockholders                     $(3,809,486)  $(4,593,713)  $(2,762,009)  $ (560,448)  $ (368,201)
Net loss per share-
 basic and diluted                          $     (0.33)  $     (0.42)  $     (0.30)  $    (0.08)  $    (0.05)
Weighted average number of
 shares-basic and diluted                    11,408,264    10,889,654     9,268,128    7,464,588    7,291,228

As of September 30,
                                                 1999         1998          1997          1996         1995
                                            ------------  ------------  ------------  -----------  -----------
Balance Sheet:
Working capital                             $   976,475   $   985,888   $ 3,719,807   $1,047,787   $  564,356
Total assets                                  2,161,036     1,683,745     4,251,878    1,595,462    1,121,815
Long-term obligations                                 -             -       386,651            -      144,584
Total stockholders' equity                    1,597,192     1,402,912     3,692,922    1,227,472      583,405

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are focused on completing the development and commercializing our proprietary Stratified Field Technology and HyperSonic Sound technologies. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. There can be no assurance we will be successful in commercially exploiting our sound technologies.

Other than an early license on our Stratified Field technology with Authentic in Japan, we have only recently completed development of our latest designs which we believe will meet OEM requirements and can be readily transferred to production. We have also only recently obtained our first contract on HyperSonic Sound technology and are commencing marketing of this technology. There can be no assurance that commercially viable systems can be produced by customer in the future due to the inherent risks of new technology development and transfer, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond our control. We have not generated any significant revenues from our sound technologies to date.

Our various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable sound products by customers or that, if available, such products will perform on a cost-effective basis, or that, they will achieve market acceptance.

Our future is largely dependent upon the success of our sound technologies, other technologies or the development of new technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risks" below.

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of ten products (including FM and solar radios) targeted for niche markets at retail prices ranging from $3.50 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that our line of products can be marketed successfully.

Demand for our portable consumer products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, sales have been concentrated with a few customers. We are also reliant on outside manufacturers to supply our products and there can be no assurance of future supply. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of our limited financial resources.

Results of Operations (Fiscal Years ended September 30, 1999, 1998 and 1997)

Total revenues for the fiscal year ended September 30, 1999 ("fiscal 1999") were $823,753, a 235% increase from revenues of $244,758 for fiscal 1998. Revenues for fiscal 1997 were $967,408. Substantially all revenues for the three fiscal years were from consumer product sales. The increase in product sales during fiscal 1999 reflects new product sales of the solar powered radio's and the continuous sales growth of the small FM sounds radio to new customers. The decrease of $772,650 or 80% from fiscal 1997 to fiscal 1998 reflected the phasing out and termination of an older ear radio line of consumer products. Fiscal 1999 product sales consisted of a new line of sourced products manufactured by others only recently introduced by us. There can be no assurance that the new product line can be successfully marketed in any significant volume or for any term. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Contract and license revenues were $36,345 in fiscal 1999 compared to $50,000 for fiscal 1998. Fiscal 1999 contract and license revenues consisted of amounts earned on development contracts for customers. Fiscal 1998 revenues were received from one customer as a non-refundable initial license payment. There were no comparable revenues in fiscal 1997. There can be no assurance when or if we will realize any future payments under this or any other license agreement. Our policy is to recognize one-time license fees upon achievement of contractual milestones and the collection of the resulting receivable is deemed probable. Contract fees are recorded as services are performed.

Cost of sales for the fiscal year ended September 30, 1999 were $619,665 resulting in a gross profit of $204,088 or 25%. This compares to a gross loss of $162,365 for fiscal 1998 and a gross margin of $157,971 for fiscal 1997. The fiscal 1999 gross profit is the result of the new product line. The prior year's gross loss resulted from the phasing out of our previous ear radio product line and included special closeout pricing to reduce inventory levels. Fiscal 1997 reflected gross margins from products sold prior to phasing out the line. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues, if any.

Selling, general and administrative expenses reflect a decrease from fiscal year 1998 from $2,222,522 to $2,078,558 for fiscal 1999. They totaled $1,338,468 for fiscal 1997. The $143,964 decrease in fiscal 1999 from fiscal 1998 resulted primarily from a reduction in legal expenditures of $47,394 and a reduction in travel expenditures and related costs of $77,280. The $884,054 increase from fiscal 1997 to fiscal 1998 resulted primarily from the hiring of senior executive personnel to develop marketing for our sound technologies. We may expend additional resources on marketing our sound technologies in the future quarters, which may increase selling, general and administrative expenses in future periods. In fiscal 1999 we recorded in selling, general and administrative is $137,137 of services paid through the issuance of 25,018 shares of common stock.

Research and development costs for the year ended September 30, 1999 were $1,099,848 compared to $991,238 for the prior year. Research and development costs were $566,288 for fiscal 1997. The $108,610 increase in fiscal 1999 resulted primarily from an increase in sound technology development activities and related personnel and component costs. The $424,950 increase in fiscal 1998 over fiscal 1997 resulted from a substantial increase in sound technology development and included increases in personnel costs as well as component and equipment costs.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2000 research and development costs to remain at comparable levels to fiscal 1999 or at higher levels should we increase staffing or expand the use of outside design and consultants.

We recorded non-cash compensation expense of $131,000 for the year ended September 30, 1999 compared to $438,000 for fiscal 1998 and $278,100 in fiscal 1997. Non-cash compensation expense for the fiscal 1999 included the $70,000 value attributable to stock options granted to consultants on 30,000 shares of common stock. Fiscal 1998's total of $438,000 included $122,000 for warrants issued for services and $316,000 for the value of options granted for services. Fiscal 1997's total of $278,100 included $33,300 for warrants issued for services and $244,800 for the value of options granted.

As a result of the above factors, we experienced a loss from operations of $3,105,318 during the year ended September 30, 1999, compared to a loss from operations of $3,814,125 for the year ended September 30, 1998 and a loss from operations of $2,024,885 for the year ended September 30, 1997. The net loss for the year ended September 30, 1999 was $3,041,634 a decrease from the $4,593,713 reported for the prior year which was an increase from the $2,144,363 reported for fiscal 1997. We expect to incur continued operating losses until we are able to commercialize our technologies and produce revenues sufficient to support operating costs. There can be no assurance we will be successful in such efforts.

During fiscal 1998, we incurred $926,555 of non-cash interest expense including $920,000 computed on the cashless exercise of previously issued warrants. In fiscal 1997 we incurred $146,331 of non-cash interest. Net non-operating income aggregated $63,684 for fiscal 1999 as compared to $779,588 in operating expense for fiscal 1998 and $119,478 of operating expense in fiscal 1997.

We incurred a net loss of $3,041,634 for fiscal 1999, compared to a net loss of $4,593,713 for fiscal 1998 and a net loss of $2,144,363 in fiscal 1997. We have federal net loss carryforwards of approximately $10,500,000 for federal tax purposes expiring through 2019. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management is unable to determine that it is more likely than not that the deferred tax asset will be realized.

The net loss available to common stockholders for fiscal 1999 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with Series B Preferred Stock in the amount of $595,000, accretion on the stock at the stated rate of $112,852 and a $60,000 imputed deemed dividend from a discount provision or $0.06 per share in the aggregate. The imputed deemed dividend is not a contractual obligations to pay such imputed dividends in cash or otherwise. There were no comparable adjustments in fiscal 1998. A $617,646 adjustment in fiscal 1997 resulted from Series A preferred stock.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $2,913,161 for the fiscal year ended September 30, 1999, $2,464,375 and for the fiscal year ended September 30, 1998 and $1,572,525 for fiscal year 1997. During fiscal 1999, the net loss of $3,041,634 included non-cash expenses of $398,397 resulting in an adjusted net cash loss of $2,643,237. In addition to this adjusted net cash loss, cash was used in operating activities through an $86,795 increase in accounts receivable, a $200,029 increase in inventories and a $146,111 increase in prepaid expenses and other. Operating cash in fiscal 1999 was provided by a $131,712 increase in accounts payable and a $31,299 increase in accrued liabilities.

At September 30, 1999 we had approximately 83 days product sales in accounts receivable as compared to 130 days at September 30, 1998. The decrease is due primarily to the larger sales volume and better terms with customers in the current year. Large retail chains often require 90-120 day terms on sales. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 1999, we used approximately $69,457 for the purchase of laboratory equipment and made a $261,495 investment in patents. We anticipate a continued investment in patents in fiscal 2000. Dollar amounts to be invested on these patents are not currently estimable by management.

At September 30, 1999, ATC had working capital of $976,475. Included in working capital is the unrealized holding gain in the shares we hold in e.Digital Corporation. At September 30, 1999 we owned 225,300 shares of e.Digital with a market value of $299,649. This investment is carried on the balance sheet as a current asset at market value as an available for sale security

We have financed our operations primarily through the sale of common equity, exercise of stock options, issuance's of convertible notes, proceeds from the sale of shares of e.Digital and margins from consumer product sales. Other than cash of $590,236 at September 30, 1999, and the e.Digital shares, we have no other material unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however the amounts are not currently estimable by management.

Based on the above factors, including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, we do not presently have sufficient funds for the next twelve months and will require funds from the sale or licensing of products or technology or from other sources or will be required to scale back or curtail certain activities. Management estimates the minimum additional funding required for the next twelve months at approximately $2,000,000. We have been successful in obtaining equity financing in the past from existing shareholders and others based on the strength and appeal of our technologies. Management is reviewing financing proposals from prior investors and others and management is confident that the required additional funding can be obtained. In addition to the sale of equity securities, possible other sources for additional funding include the sale or licensing of certain of our technologies. Margins from product sales and revenues from licensing and other operations may also contribute financial resources during the next twelve months. However any delays in funding or the lack of sufficient funds could force management to curtail or scale back operations and would therefore have an adverse effect on our business.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued a new pronouncement for future implementation as discussed in our financial statements (see page F-10). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

Year 2000 Readiness Disclosure

We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

We have identified the following areas, which could be impacted by the Year 2000 issue. They are: our products; internally used systems and software; products or services provided by key third parties; and the inability of licensees and prospective licensees or customers to process business transactions relating to licensing revenue and product sales.

During the first calendar quarter ended March 31, 1999 we completed an initial review of our internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs, which are primarily, packaged third party "off-the-shelf" software programs. As a result of this review we identified certain systems which required further review and upgrades to be Year 2000 ready. These upgrades have been completed. We have also installed a new business software application which we believe is in full compliance with respect to Year 2000 issues. Our licensable technology and consumer products do not have any material Year 2000 problems.

We continue to assess the compliance of our major customers, suppliers and vendors. Management believes that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

During the month of June 1999, we implemented our Year 2000 plan. In July 1999, we hired a full-time Information Systems director to address all Year 2000 issues. We capitalized $19,188 for new business software and we expense maintenance and modification costs as incurred.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, develop or distribute products, send invoices or engage in similar normal business activities at our offices or with our vendors and suppliers. We have no current plans to arrange for alternative sources of supply or to stockpile inventory in preparation for the Year 2000. We do not have any other contingency plans with respect to potential Year 2000 failures of our suppliers or customers and at the present time, after evaluation, do not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to our efforts to address the Year 2000 concerns regarding our (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

Business Risks

This report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Our Business May Suffer If We Are Not Profitable In The Future - We have
--------------------------------------------------------------
incurred significant operating losses and anticipate continued losses in fiscal 2000. At September 30, 1999 we had an accumulated deficit of $11,805,647. There is no assurance that we will be able to achieve or sustain significant periods of profitability in the future. We may require additional capital in the future to continue our operations. The failure to achieve profitable operations or in the alternative to obtain sufficient capital would have an adverse effect on our financial condition and results of operations.

If Our Technology Products Are Not Accepted By The Market, Our Business May
--------------------------------------------------------------------------
Suffer - Our sound technologies continue to be developed, there can be no
------
assurance that our commercialization efforts will be successful. Our development and commercialization efforts face the inherent risks associated with technology development, limitations on financing, competition, obsolescence, and loss of key technical personnel and other factors. We have not generated significant revenues from our sound technologies to date. The failure to commercialize our technologies and generate revenues sufficient to meet operating costs would have a significant adverse effect on our financial condition and results of operations.

Delays in or Lack of Success in Commercializing Our Technologies Could Impair
-----------------------------------------------------------------------------
Our Operations - The development of our sound technologies has taken longer than
--------------
we anticipated. Although we are introducing our technology to customers, commercialization could be subject to additional delays. There can be no assurance that prospective customers will adopt our technologies or if adopted that they will timely introduce end-user products. The introduction of new technology is high risk in nature, where unanticipated technical or market obstacles can arise at any time and result in lengthy and costly delays or result in determination that further commercialization efforts are unfeasible. Should we fail to successfully develop and exploit our technologies our financial condition and results of operations and business prospects would be adversely effected. Our future is largely dependent upon the success of our sound technologies or the development of new technologies. There can be no assurance we can successfully commercialize any of our technologies or that if introduced they will achieve market acceptance sufficient to sustain or achieve profitable operations.

Competition and Technological Changes May Adversely Affect Our Business -
-----------------------------------------------------------------------
Technological competition from other and longer established electronic and loudspeaker manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of our, rendering our technology and products obsolete or noncompetitive. There can be no assurance we will remain viable or competitive in the face of competition and technological change.

If We Are Unable To Develop Our New Technologies, Our Business May Suffer - The
-------------------------------------------------------------------------
introduction of new technology, such as sound technologies, often faces barriers to commercialization and many risks that cannot currently be identified. Our HyperSonic sound technology employs ultrasonics. Although ultrasonics are employed in a wide variety of medical and industrial applications, there can be no assurance we will not face barriers to introduction due to the use of ultrasonics. Our technology uses relatively small amounts of ultrasonic energy which dissipates rapidly in air. We also employ frequencies above those that may be harmful to pets. Although we believe the frequencies and the amount of energy employed is harmless, there can be no assurance that barriers to commercialization will not develop or that the use of such ultrasonics will not be subject to future regulation or interpretation of existing regulation.

If We Are Unable To Develop Relationships With Strategic Partners, Our Business
-------------------------------------------------------------------------------
May Suffer - We cannot guarantee that we will be able to successfully
----------
collaborate to develop commercial products to exploit our technologies.
Our success will
depend on our ability to enter into strategic arrangements with new partners on commercially reasonable terms. Our failure to enter into such strategic arrangements with third parties could have a material adverse effect on our financial condition, results of operations, cash flows and business prospects. Any future relationships may require us to share control over development, manufacturing and marketing programs or to relinquish rights to certain versions of our technology.

If We Are Unable To Protect Our Intellectual Property, Our Business May Suffer -
------------------------------------------------------------------------------
We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. There can be no assurance that any patents held by us will not be challenged and invalidated, that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength. There can be no assurance our patents will be issued in all countries where our products can be sold or licensed to provide us meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The failure to protect our patents could impair our competitive position and have a material adverse effect on our business.


If We Are Unable To Obtain Supply Of Our Electronic Components, Our Business May
--------------------------------------------------------------------------------
Suffer - With respect to our consumer electronic product sales, which has
------
accounted for substantially all of our revenues, we are dependent on contract suppliers for finished goods. We source products developed by others from a variety of suppliers but generally each product is sole sourced. The loss of a supply of a product could have an adverse effect on operations. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on our financial condition and results of operations.

If We Are Unable To Retain Our Key Personnel Or Are Unable To Attract
----------------------------------------------------------------------
Additional Personnel, Our Business May Suffer - Our performance is substantially
---------------------------------------------
dependent on the performance of our executive officers and key technical employees. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could have a material adverse effect upon our business, operating results or financial condition.

Our Stock Price Is Volatile And May Continue To Be Volatile In The Future - Our
-------------------------------------------------------------------------
shares of common stock trade on NASDAQ SmallCap Market. Our shares, like that of the securities of other small, growth-oriented companies, have experienced in the past and are expected to experience in the future significant price and volume volatility thereby increasing the risk of ownership to investors. Historically, our shares have experienced low trading volume and high volatility. There can be no assurance that the market price will remain at present levels, and any future changes in market price cannot be predicted as to timing or extent. Past performance of does not guarantee and should not be construed to imply future performance. We expect the volatility to continue in the future due to a variety of factors, including:

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of American Technology due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $0.6 million. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant. At the present time we do not have any significant foreign sales or foreign currency transactions.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 (immediately following page 25 of this report) with the index to financial statements followed by the financial statements.

All financial statement schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the directors of American Technology Corporation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Information As To Nominees" and the "ELECTION OF DIRECTORS -- Executive Officers" contained in the American Technology Proxy Statement for our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which 2000 Proxy Statement is to be filed within 120 days of the end of the fiscal year covered by this Report pursuant to General Instruction G(3) of Form 10-K.


Item 11. Executive Compensation.

Information relating to executive compensation is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" section of the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference from the "ELECTION OF DIRECTORS-- Beneficial Ownership Of Company Securities" section of the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information relating to related transactions is incorporated herein by reference from the "ELECTION OF DIRECTORS -- Executive Compensation And Related Matters" and "ELECTION OF DIRECTORS -- Related Transactions" sections of the 2000 Proxy Statement.
                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits - The following is a list and index of Exhibits required by Item
    --------
601 of Regulation S-K. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit (of the number indicated) previously filed by us as indicated.

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

      3.1.4 Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as
              Exhibit 3.1.4 to ATC's Form 10-KSB dated December 29, 1998.

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

        4.4 Stock Purchase Warrant dated June 18, 1998 exercisable at $16.00 per share until June 18, 2000 between ATC and to L.H. Friend, Weinress, Frankson & Presson, Inc. for an aggregate of 25,000 common shares. Filed as Exhibit 4.4 to ATC's Form 10-KSB dated December 29, 1998.

        4.5 Stock Purchase Warrant dated May 12, 1998 exercisable at $16.00 per share until May 12, 2003 between ATC and Jonathan A. Berg for an aggregate of 50,000 common shares. Filed as Exhibit 4.5 to ATC's Form 10-KSB dated December 29, 1998.

        4.6 Form of Series B Preferred Stock and Warrant Purchase Agreement executed with nine investors and dated December 24, 1998. Filed as
              Exhibit 4.6 to ATC's Form 10-KSB dated December 29, 1998.

        4.7 Form of Warrant to Purchase Common Stock granted to nine investors for an aggregate of 172,750 shares of Common Stock dated December 24, 1998. Filed as Exhibit 4.7 to ATC's Form 10-KSB dated December 29, 1998.

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

      10.13   Employment Agreement dated July 17, 1998 between ATC and Cornelius
              J. Brosnan. Filed as Exhibit 10.13 to ATC's Form 10-KSB dated December 29, 1998.

    10.13.1 Special Stock Option Agreement dated October 2, 1997 between ATC and Cornelius J. Brosnan filed as Exhibit 10.2 to ATC's Form S-8 dated July 27, 1998

    10.13.2 Stock Option Agreement dated July 15, 1998 between ATC and Cornelius J. Brosnan. Filed as Exhibit 10.13.2 to ATC's Form 10-KSB dated December 29, 1998.

      10.14 Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 to ATC's Form 10-KSB dated December 29, 1998.

     *10.15 Employment Agreement dated July 8, 1998 between ATC and Robert Todrank.

     *10.16 Special Option Agreement dated July 16, 1999 between ATC and Cornelius J. Brosnan covering 100,000 shares exercisable at $10.00 per share subject to a stock price of $25.00.

     *10.17 Special Option Agreement dated July 16, 1999 between ATC and Cornelius J. Brosnan covering 100,000 shares exercisable at $10.00 per share subject to a stock price of $50.00.

23. Consents of Experts and Counsel
      *23.1   Consent of BDO Seidman, LLP

27. Financial Data Schedule
      *27.1   Financial Data Schedule
_____________________________________
(b) Reports on Form 8-K - None
    -------------------

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN TECHNOLOGY CORPORATION

                                         December 28, 1999


                                         By: /s/ CORNELIUS J.BROSNAN
                                             --------------------------
                                         Cornelius J. Brosnan
                                         Chairman, President and Chief
                                         Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 1999                  By /s/ CORNELIUS J. BROSNAN
                                            -----------------------------------
                                                Cornelius J. Brosnan, Chairman, President and
                                                Chief Executive Officer and Director
                                                (Principal Executive Officer)

Date: December 28, 1999                  By /s/ RENEE WARDEN
                                            -----------------------------------
                                                Renee Warden, Chief Accounting Officer, Treasurer
                                                and Secretary
                                                (Principal Financial and Accounting Officer)

Date: December 28, 1999                  By /s/ ELWOOD G. NORRIS
                                            -----------------------------------
                                                Elwood G. Norris
                                                Chief Technology Officer and Director

Date: December 28, 1999                  By /s/ RICHARD M. WAGNER
                                            -----------------------------------
                                                Richard M. Wagner
                                                Director

Date: December 28, 1999                  By /s/ O'CONNELL J. BENJAMIN
                                            -----------------------------------
                                                O'Connell J. Benjamin
                                                Director

Date: December 28, 1999                  By /s/ DAVID J. CARTER
                                            -----------------------------------
                                                David J. Carter
                                                Director

American Technology Corporation
Index to Financial Statements
================================================================================

Report of Independent Certified Public Accountants               F-2

Balance Sheets as of September 30, 1999 and 1998                 F-3

Statements of Operations for the Years Ended
        September 30, 1999, 1998 and 1997                        F-4

Statements of Comprehensive Income for the Years Ended
        September 30, 1999, 1998 and 1997                        F-5

Statements of Stockholders' Equity for the Years Ended
        September 30, 1999, 1998 and 1997                        F-6

Statements of Cash Flows for the Years Ended
        September 30, 1999, 1998 and 1997                        F-7

Summary of Accounting Policies                            F-8 - F-10

Notes to Financial Statements                            F-11 - F-18

Schedule II - Valuation and Qualifying Accounts                 F-19

Report of Independent Certified Public Accountants
===============================================================================

To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California


We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                        /s/ BDO SEIDMAN, LLP
                                                        --------------------
                                                            BDO Seidman, LLP

Denver, Colorado
November 5, 1999

                        American Technology Corporation

                                BALANCE SHEETS

September 30,                                                                  1999           1998
===========================================================================================================
ASSETS
Current Assets:
 Cash                                                                     $    590,236    $  1,034,577
 Investment securities available for sale [note 1]                             299,648          14,644
 Trade accounts receivable, less allowance of
   $8,000 and $17,000 for doubtful accounts                                    158,533          71,738
 Inventories [note 2]                                                          287,321          87,292
 Prepaid expenses and other                                                    204,581          58,470
-----------------------------------------------------------------------------------------------------------
Total current assets                                                         1,540,319       1,266,721
-----------------------------------------------------------------------------------------------------------
Equipment, net [note 3]                                                        133,047         169,367
Patents, net                                                                   487,670         245,919
Other                                                                                -           1,738
-----------------------------------------------------------------------------------------------------------
Total assets                                                              $  2,161,036    $  1,683,745
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $    333,754    $    202,042
Accrued liabilities:
   Payroll and related                                                          94,695          75,241
   Other                                                                        15,395           3,550
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                      443,844         280,833
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 4, 8 and 9]

Stockholders' equity [notes 7 and 8]:
Series B Preferred stock, $0.00001 par value; 5,000,000 shares
 authorized: 250,000 shares issued and outstanding in 1999 [note 7]                  3               -
Common stock, $0.00001 par value; 20,000,000 shares authorized
 11,464,213 and 11,356,014 shares issued and outstanding                           115             114
 Additional paid-in capital                                                 13,251,171      10,180,265
 Note receivable, officer [note 4]                                             (27,895)        (27,895)
 Accumulated deficit                                                       (11,805,647)     (8,764,013)
 Accumulated other comprehensive income                                        299,445          14,441
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   1,717,192       1,402,912
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $  2,161,036    $  1,683,745
===========================================================================================================

    See accompanying summary of accounting policies and notes to financial statements

                        American Technology Corporation

                           STATEMENTS OF OPERATIONS

Years Ended September 30,                                                    1999              1998             1997
========================================================================================================================
Revenues:
  Product sales [note 10]                                                 $   787,408       $   194,758      $   967,408
  Contract and license                                                         36,345            50,000                -
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                823,753           244,758          967,408
------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                                              619,665           407,123          809,437
------------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                           204,088         (162,365)          157,971
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                                       2,078,558         2,222,522        1,338,468
  Research and development                                                  1,099,848           991,238          566,288
  Non-cash compensation expense [note 8]                                      131,000           438,000          278,100
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    3,309,406         3,651,760        2,182,856
------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                       (3,105,318)       (3,814,125)      (2,024,885)
------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                              64,781           131,967           27,653
  Interest expense - non-cash [notes 5 and 7]                                       -          (926,555)        (146,331)
  Other                                                                        (1,097)           15,000             (800)
------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                   63,684          (779,588)        (119,478)
------------------------------------------------------------------------------------------------------------------------

Net loss                                                                  $(3,041,634)      $(4,593,713)     $(2,144,363)
========================================================================================================================
Net loss available to common stockholders                                 $(3,809,486)      $(4,593,713)     $(2,762,009)
========================================================================================================================
Net loss per share of common stock - basic and diluted                    $     (0.33)      $     (0.42)     $     (0.30)
========================================================================================================================
Average weighted number of common shares outstanding                       11,408,264        10,889,654        9,268,128
========================================================================================================================

See accompanying summary of accounting policies and notes to financial
statements.                                                                  F-4

                        American Technology Corporation

                      STATEMENTS OF COMPREHENSIVE INCOME

Years Ended September 30,                                       1999                 1998                 1997
=================================================================================================================
Net Loss                                                   $ (3,041,634)         $(4,593,713)         $(2,144,363)

Unrealized holding gain (loss) on securities
   available for sale                                           285,004              (14,645)            (160,864)
                                                          -------------------------------------------------------
Comprehensive loss                                         $ (2,756,630)         $(4,608,358)         $(2,305,227)
                                                          =======================================================

See accompanying summary of accounting policies and notes to financial
statements                                                                   F-5

                                             American Technology Corporation
                                             Statements of Stockholders' Equity


Years Ended September 30, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Common Stock                Series A Convertible Preferred Stock
                                                                  ------------                ------------------------------------

                                                                                 Additional
                                                                                  Paid-in
                                                           Shares     Amount      Capital          Shares            Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1996                                  8,611,759   $  86      $3,063,373             -                 -
Issuance of common stock:
 Upon exercise of stock options [note 8]                    592,500       6         343,644             -                 -
 For compensation and services [note 8]                      40,327       1         201,413             -                 -
 Upon conversion of 6% convertible notes at
  $3.50 per share                                                 -       -               -             -                 -
   and accrued interest [note 5]                            181,230       2         634,308             -                 -
 Cash-less exercise of 350,000 options                      292,963       3              (3)            -                 -
 Upon exercise of warrants at $0.50 per
     share [note 7]                                          40,000                  20,000             -                 -
Value assigned to 50,000 warrants granted
     with 6% convertible notes [note 5]                           -       -           2,500             -
Value assigned to 90,000 warrants granted
     for services [note 7]                                        -       -          33,300             -                 -
Value assigned to 97,500 options granted for
     services [note 8]                                            -       -         244,800             -                 -
Non-cash interest on convertible notes [note 5]                   -       -         122,700             -                 -
Issuance of preferred stock, net of offering
     costs [note 7]                                               -       -               -       350,000         3,321,153
Payment on notes receivable [note 4]                              -       -               -             -                 -
Net loss for the year                                             -       -               -             -                 -
Other comprehensive income                                        -       -               -             -                 -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                               9,758,779      98       4,666,035       350,000         3,321,153
==================================================================================================================================
Issuance of common stock:
 Upon exercise of stock options [note 8]                    158,800       2         213,716             -                 -
 For compensation and services [note 8]                      14,750       -          91,919             -                 -
 Upon conversion of 6% convertible notes at
   $3.50 per share                                                                                      -                 -
    and accrued interest [note 5]                           128,459       1         393,205             -                 -
 Cash-less exercise of warrants [note 7]                    106,029       1         919,999             -                 -
 Upon conversion of Series A Preferred Stock                974,197      10       3,321,143      (350,000)       (3,321,153)
     [note 7]
 Upon exercise of warrants from $0.50 - $7.50               215,000       2         136,248             -                 -
 Value assigned to 75,000 warrants granted as
    consulting services [note 7]                                  -       -         122,000             -                 -
 Value assigned to 80,000 options granted                         -       -         316,000             -                 -
     for services [note 8]
Payment on notes receivable [note 4]                              -       -               -             -                 -
Net loss for the year                                             -       -               -             -                 -
Other comprehensive income                                        -       -               -             -                 -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                              11,356,014     114      10,180,265             -                 -
==================================================================================================================================
Issuance of common stock:
 Upon exercise of stock options [note 8]                     82,500       1         319,772             -                 -
 For compensation and services [note 8]                      25,699       -         140,137             -                 -
Issuance of 250,000 shares of Series B
     preferred stock                                              -       -       2,479,997             -                 -
 Value assigned to 30,000 options granted for
    consulting services [note 7]                                  -       -          70,000             -                 -
 Value assigned to 20,000 options granted
     for services [note 8]                                        -       -          61,000             -                 -
Net loss for the year                                             -       -               -             -                 -
Other comprehensive income                                        -       -               -             -                 -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                              11,464,213   $ 115     $13,251,171             -                 -
==================================================================================================================================

                                        Series B Convertible Preferred Stock
                                        ------------------------------------
                                                                                                        Accumulated
                                                                                                          Other          Total
                                                                               Notes     Accumulated   Comprehensive  Stockholders'
                                                 Shares        Amount        Receivable    Deficit        Income          Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 1996                              -             -               -     $(2,025,937)    $189,950      $1,227,472
Issuance of common stock:
 Upon exercise of stock options [note 8]              -             -        (173,150)              -            -         170,500
 For compensation and services [note 8]               -             -               -               -            -         201,414
 Upon conversion of 6% convertible notes at           -             -               -               -            -               -
  $3.50 per share and accrued interest [note 5]       -             -               -               -            -         634,310
  Cash-less exercise of 350,000 options               -             -               -               -            -               -
  Upon exercise of warrants at $0.50 per
  share [note 7]                                      -             -               -               -            -          20,000
Value assigned to 50,000 warrants granted             -             -               -               -            -               -
 with 6% convertible notes [note 5]                   -             -               -               -            -           2,500
Value assigned to 90,000 warrants granted
 for services [note 7]                                -             -               -               -            -          33,300
Value assigned to 97,500 options granted for
 services [note 8]                                    -             -               -               -            -         244,800
Non-cash interest on convertible notes [note 5]       -             -               -               -            -         122,700
Issuance of preferred stock, net of offering
 costs [note 7]                                       -             -               -               -            -       3,321,153
Payment on notes receivable [note 4]                  -             -          20,000               -            -          20,000
Net loss for the year                                 -             -               -      (2,144,363)           -      (2,144,363)
Other comprehensive income                            -             -               -               -     (160,864)       (160,864)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                           -             -        (153,150)     (4,170,300)      29,086       3,692,922
==================================================================================================================================
Issuance of common stock:
 Upon exercise of stock options [note 8]              -             -               -               -            -         213,718
 For compensation and services [note 8]               -             -               -               -            -          91,919
 Upon conversion of 6% convertible notes at           -             -
   $3.50 per share and accrued interest [note 5]      -             -               -               -            -         393,206
 Cash-less exercise of warrants [note 7]              -             -               -               -            -         920,000
 Upon conversion of Series A Preferred Stock
 [note 7]                                             -             -               -               -            -               -
 Upon exercise of warrants from $0.50 - $7.50         -             -               -               -            -         136,250
 Value assigned to 75,000 warrants granted as
    consulting services [note 7]                      -             -               -               -            -         122,000
 Value assigned to 80,000 options granted
 for services [note 8]                                -             -               -               -            -         316,000
Payment on notes receivable [note 4]                  -             -         125,255               -            -         125,255
Net loss for the year                                 -             -               -      (4,593,713)           -      (4,593,713)
Other comprehensive income                            -             -               -               -      (14,645)        (14,645)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                           -             -         (27,895)     (8,764,013)      14,441      $1,402,912
==================================================================================================================================
Issuance of common stock:
 Upon exercise of stock options [note 8]              -             -               -               -            -         319,773
 For compensation and services [note 8]               -             -               -               -            -         140,137
Issuance of 250,000 shares of Series B
preferred stock                                 250,000             3               -               -            -       2,480,000
 Value assigned to 30,000 options granted for
    consulting services [note 7]                      -             -               -               -            -          70,000
 Value assigned to 20,000 options granted
 for services [note 8]                                -             -               -               -            -          61,000
Net loss for the year                                 -             -               -      (3,041,634)           -      (3,041,634)
Other comprehensive income                            -             -               -               -      285,004         285,004
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     250,000            $3      $  (27,895)   $(11,805,647)    $299,445      $1,717,192
==================================================================================================================================

 See accompanying summary of accounting policies and to financial statements.

                        American Technology Corporation

                           STATEMENTS OF CASH FLOWS

Years Ended September 30,                                                   1999             1998           1997
======================================================================================================================
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                 $(3,041,634)      $(4,593,713)   $(2,144,363)
Adjustments to reconcile net loss to net cash
     used in operations:
     Depreciation and amortization                                           127,260           132,215         97,920
     Warrants granted for services                                                 -           122,000         33,300
     Warrants granted with convertible debt                                        -                 -          2,500
     Common stock issued for services and compensation                       140,137            91,919        201,414
     Common stock issued for interest                                              -            18,206          9,310
     Options granted for services                                            131,000           316,000        244,800
     Inventory and loss accrual                                                    -           160,000              -
     Bonus paid on exchange for payment                                            -           125,255              -
     Non-cash interest on cash-less exercise of warrants                           -           920,000              -
     Non-cash interest expense on convertible notes                                -                 -        122,700
     Non-cash accrued interest on long term debt                                   -           (11,651)        11,651
Changes in assets and
liabilities:
     Trade accounts receivable                                               (86,795)          235,437       (111,717)
     Inventories                                                            (200,029)          (57,477)       124,116
     Prepaid expenses and other                                             (146,111)          (31,094)        31,530
     Accounts payable                                                        131,712            81,173       (227,319)
     Accrued liabilities                                                      31,299            27,355         31,633
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (2,913,161)       (2,464,375)    (1,572,525)
----------------------------------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                                        (69,458)          (80,995)      (176,766)
Patent costs paid                                                           (261,495)         (108,479)      (101,235)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (330,953)         (189,474)      (278,001)
----------------------------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of preferred stock, net                             2,480,000                 -      3,321,153
Proceeds from exercise of common stock warrants                                    -           136,250         20,000
Proceeds from exercise of stock options                                      319,773           213,718        343,650
Proceeds loaned on notes receivable-officers for option exercise                   -                 -       (173,150)
Principal payment received on notes receivable-officer                             -                 -         20,000
Proceeds from issuance of convertible debt                                         -                 -      1,000,000
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  2,799,773           349,968      4,531,653
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             (444,341)       (2,303,881)     2,681,127
Cash, beginning of year                                                    1,034,577         3,338,458        657,331
----------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                           $590,236        $1,034,577     $3,338,458
======================================================================================================================

See accompanying summary of accounting policies and notes to financial
statements                                                                   F-7

American Technology Corporation
Summary of Accounting Policies
===============================================================================

ORGANIZATION AND BUSINESS
American Technology Corporation (the "Company"), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustics and other technologies and the sales and marketing of portable consumer products.

CONTINUED EXISTENCE AND MANAGEMENT'S PLAN
Other than cash of $590,236 at September 30, 1999, and the e.Digital shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for its sound and other products and technologies. The timing and amounts of its expenditures and the extent of its operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of its technologies may require increased operating costs, however the amounts are not currently estimable by management.

Based on the above factors, including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, the Company does not have sufficient funds for the next twelve months and will require funds from the sale or licensing of products or technology or from other sources or will be required to scale back or curtail certain activities. Management estimates the minimum additional funding required for the next twelve months at approximately $2,000,000. Management has been successful in obtaining equity financing in the past from existing shareholders and others based on the strength and appeal of the Company's technologies Management is reviewing financing proposals from prior investors and others and management is confident that the required additional funding can be obtained. In addition to the sale of equity securities, possible other sources for additional funding include the sale or licensing by the Company of certain technologies. Margins from product sales and revenues from licensing and other operations may also contribute financial resources during the next twelve months. However any delays in funding or the lack of sufficient funds could force management to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

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

American Technology Corporation
Summary of Accounting Policies
===============================================================================

The carrying amounts of financial instruments including cash, trade accounts receivable, notes receivable-officers, accounts payable and accrued liabilities approximated fair market value because of the immediate or short-term maturity of these instruments.


INVESTMENT SECURITIES
Investment securities classified as available for sale are those securities that the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount (net of applicable deferred income taxes) as a separate component of stockholders' equity.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is computed over the estimated useful lives of three years using the straight-line method.

PATENTS
Patents are carried at cost and, when granted and are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. Amortization expense was $19,745 for fiscal 1999.

LEASES
Leases entered into are classified as either capital or operating leases. At fiscal year end 1999 the Company had no capital lease obligations. All current leases reported are classified as operating leases.

REVENUE RECOGNITION
Product sales are recognized in the periods that products are shipped. Licensing revenues for one-time license fees are recognized upon achievement of contractual milestones and the collection of the resulting receivable is deemed probable. Contract revenue is recognized in the period the related services are performed.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized.

NET LOSS PER SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding during 1999 was 11,408,264 [1998 - 10,889,654] [1997 - 9,268,128]. Diluted earnings
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company's losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), the Company is not required to present a diluted earnings (loss) per share. Stock options, warrants and convertible preferred stock exercisable into 3,009,761 shares of Common Stock were outstanding at September 30, 1999, stock options and

American Technology Corporation
Summary of Accounting Policies
===============================================================================

warrants exercisable into 1,693,100 shares of Common Stock were outstanding at September 30, 1998 and stock options, warrants and convertible debt exercisable or convertible into 2,408,000 shares of Comm Stock were outstanding at September 30, 1997. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss to common stockholders was increased during the fiscal year ended September 30, 1999 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with the Series B Preferred Stock (see note 7). The Company calculated the fair value of the warrants at $595,000. The net loss available to common stockholders was also reduced by the amortization of an additional $60,000 deemed dividends computed from the discount provision included in the Series B Preferred Stock, which was amortized to the earliest period at which the discount could be utilized (May 31, 1999). A similar deemed dividend of $617,646 was recorded from a discount provision in Series A stock in fiscal 1997. Such imputed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Series B Preferred Stock also provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The accrued accretion at September 30, 1999 was $112,852, which also increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,                                   1999          1998          1997
                                                        ========================================
Net loss                                                $(3,041,634)  $(4,593,713)  $(2,144,363)
Preferred stock dividends based on imputed
 discount at issuance.                                      (60,000)            -      (617,646)
Imputed deemed dividends on warrants issued
 with Series B Preferred Stock                             (595,000)            -             -
Accretion on Series B Preferred Stock at stated rate       (112,852)            -             -
                                                        -----------   -----------   -----------
 Net loss available to common stockholders              $(3,809,486)  $(4,593,713)  $(2,762,009)
                                                        ===========   ===========   ===========

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

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

American Technology Corporation
Summary of Accounting Policies
===============================================================================

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's financial statements.

American Technology Corporation
Notes to Financial Statements
===============================================================================

1.   INVESTMENT SECURITIES
The Company's investment securities consist of 225,300 shares of e.Digital Corporation common stock, an affiliated corporation through common ownership and management.

For the Years Ended September 30,                                 1999        1998
                                                           -----------   ---------
Cost                                                         $     203   $     203
Gross Unrealized Gains                                         299,445      14,441
                                                             ---------   ---------
Estimate Fair Value                                          $ 299,648   $  14,644
                                                             =========   =========

2.   INVENTORIES
Inventories consisted of the following at September 30,
                                                                  1999        1998
                                                             ---------   ---------

Finished goods                                               $ 228,021   $  28,258
Raw materials                                                   79,300       7,987
Consigned finished goods                                             -      43,200
Work-in-process                                                      -       7,847
                                                              --------   ---------
                                                               307,321      87,292
Reserve for obsolescence                                       (20,000)          -
                                                             ---------   ---------
                                                             $ 287,321   $  87,292
                                                             =========   =========

3.   EQUIPMENT
Equipment consisted of the following at September 30,
                                                                  1999        1998
                                                             ---------   ---------

Machinery and equipment                                      $ 424,477   $ 413,278
Office furniture and equipment                                 149,668      91,409
Leasehold improvements                                          37,442      37,442
                                                             ---------   ---------
                                                               611,587     542,129
Accumulated depreciation                                      (478,540)   (372,762)
                                                             ---------   ---------
Net equipment                                                $ 133,047   $ 169,367
                                                             =========   =========

Depreciation expense was $105,777, $108,049 and $74,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

4.   RELATED PARTY TRANSACTIONS

Facility Lease
--------------
The Company entered into a three-year lease agreement commencing on July 11, 1997 and expiring on July 30, 2000. To meet the credit requirements of the landlord, both the Company and an affiliated corporation, e.Digital Corporation, entered into a joint lease agreement for approximately 13,000 square feet with aggregate monthly payments of $15,122 inclusive of utilities and costs. The Company is occupying 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,300. The Company could become obligated for the entire lease should e.Digital default on its share of payments thereon. Office rent expense recorded by the Company for the years ended September 30, 1999, 1998 and 1997 was $96,500, $91,515 and $32,000 respectively.

Royalties
---------
In connection with a 1992 agreement to purchase technology, the Company is required to pay a stockholder/director of the Company a 1% royalty on all net sales of certain radio equipment (as defined). Sales of these products were discontinued in fiscal 1998. For the years ended September 30, 1998 and 1997, total royalties paid by the Company on radio equipment sales were $973 and $7,900, respectively.

American Technology Corporation
Notes to Financial Statements
===============================================================================

The Company is also obligated to pay the stockholder/director royalties of 2% on gross revenues of the Company's sound reproduction and global positioning satellite technologies. As of September 30, 1999, no amounts have been paid nor are due under this agreement.

Notes Receivable-Officer
------------------------
At September 30, 1999 and 1998 an officer was obligated to the Company in the amount of $27,895 from a cash loan made to exercise stock options. The note is presented as a reduction from stockholders' equity in the accompanying financial statements. The note is due on or before March 31, 2000.

5.  LONG-TERM DEBT
During fiscal 1997, the Company raised $1,000,000 through the issuance of 6% convertible subordinated promissory notes due March 1, 1999 (the "Convertible Notes"). As the market price of the Company's Common Stock exceeded the conversion price of the Convertible Notes at the date of issuance, the Company recognized embedded non-cash interest expense of $122,700 upon the issuance of the Convertible Notes in fiscal 1997. The Convertible Notes were issued with detachable warrants which grant the holders the right to acquire up to 50,000 shares of the Company's Common Stock at a per share price of $5.00. The warrants expire on March 1, 2000. The warrants were determined to have a value of $2,500, which amount was recorded as additional paid-in capital.

During fiscal 1997, holders of $625,000 of the Convertible Notes converted their notes, and accrued interest thereon, into 181,230 shares of the Company's Common Stock. During fiscal 1998, the remaining balance of $375,000 and accrued interest of $18,206 (including $11,651 accrued from September 30, 1997) was converted into 128,459 Common Shares.

6.   INCOME TAXES
Income taxes consisted of the following:

Years ended September 30,                                                         1999                 1998                1997
                                                                               -----------         -----------          -----------
Deferred (benefit)
 Federal                                                                       $(1,025,000)         $(1,302,000)         $(597,000)
 State                                                                            (181,000)            (230,000)          (105,000)
                                                                               -----------          -----------          ---------
                                                                                (1,206,000)          (1,532,000)          (702,000)
Change in valuation allowance                                                    1,206,000            1,532,000            702,000
                                                                               -----------          -----------          ---------
                                                                               $         -          $         -          $       -
                                                                               ===========          ===========          =========

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years ended September 30,                                                             1999                 1998               1997
                                                                               -----------          -----------        -----------
Income taxes (benefit) computed at the
  federal statutory rate                                                       $(1,034,000)         $(1,562,000)         $(729,000)
Tax effect of change in valuation allowance                                      1,206,000            1,526,000            638,000
Nondeductible compensation and
  interest expense                                                                 (18,000)             288,000            168,000
State income taxes (benefit), net of
  federal tax benefit                                                             (182,000)            (276,000)          (127,000)
Other                                                                               28,000               24,000             50,000
                                                                               -----------          -----------          ---------
                                                                               $         -          $         -          $       -
                                                                               ===========          ===========          =========

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 1999 and 1998 are as follows:

Deferred tax assets:                                                                                       1999               1998
                                                                                                           ----               ----

American Technology Corporation
Notes to Financial Statements
================================================================================

 Net operating loss carryforwards                                  $ 4,173,000   $ 2,866,000
 Equipment                                                               8,000        22,000
 Accruals and other                                                     46,000        15,000
 Allowances                                                              3,000         7,000
                                                                   -----------   -----------
     Gross deferred tax asset                                        4,230,000     2,910,000
     Less valuation allowance                                       (4,110,000)   (2,904,000)
                                                                   -----------   -----------
                                                                       120,000         6,000
                                                                   -----------   -----------
Deferred tax liabilities:
   Unrealized gain on investment securities                           (120,000)       (6,000)
                                                                   -----------   -----------
Net deferred tax asset (liability)                                 $         -   $         -
                                                                   ===========   ===========

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 1999, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $10,500,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

7. STOCKHOLDERS' EQUITY
Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value, without any action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights an voting rights, if any. With respect to voting rights, if the preferred stock were permitted to vote in the election of directors or on other matters, each such share would be entitled to one vote, and such shares may vote with the shares of common stock or may vote as a separate class. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

During December 1998 and January 1999, the Company issued 250,000 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") for cash at $10.00 per share for net proceeds of $2,480,000. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (a) $5.00 per share or (b) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001.

In connection with the sale of Preferred Stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001. At September 30, 1999 the Preferred Stock would have been convertible into 772,461 shares of Common Stock.

Warrants
--------
During fiscal 1999 the Company granted a warrant to purchase 50,000 shares at $10.00 per share, valued at $128,000 in connection with consulting services. This amount was treated as a cost of the Preferred stock offering. During fiscal 1998 the Company granted warrants to purchase 75,000 shares at $16.00 per share in connection with consulting services. These warrants were valued at $122,000. During fiscal 1997 the Company granted warrants to purchase 90,000 shares at $5.00 per share in connection with consulting services. The warrants were valued at $33,300.

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

At September 30, 1999, the Company had the following warrants outstanding arising from the offerings and transactions, each exercisable into one Common
Share:

                    Number          Exercise Price          Expiration Date
                    -------         --------------          ---------------
                     60,000             $  5.00              February 5, 2000
                     47,500             $  5.00                 March 1, 2000
                    172,500             $  7.50                August 1, 2000
                     25,000             $ 16.00                 June 18, 2000
                    250,000             $  6.00             November 30, 2001
                     50,000             $ 16.00                  May 12, 2003
                     50,000             $ 10.00               January 5, 2004
                    -------
                    655,000
                    =======

At September 30, 1998, the Company had the following warrants outstanding, each exercisable into one Common Share:

                    Number          Exercise Price          Expiration Date
                    -------         --------------          ---------------
                     60,000             $  5.00              February 5, 2000
                     47,500             $  5.00                 March 1, 2000
                    172,500             $  7.50                August 1, 2000
                     25,000             $ 16.00                 June 18, 2000
                     50,000             $ 16.00                  May 12, 2003
                    -------
                    355,000
                    =======

8. BENEFIT PLANS
1997 Employee Stock Compensation Plan ("ESC")
---------------------------------------------
Effective March 10, 1997, the Company adopted the 1997 Employee Stock Compensation Plan, expiring March 9, 2002, the plan was modified on March 5, 1999 reserving for issuance an aggregate of 150,000 shares of the Company's Common Stock and extending the expiration date until 2002. The Plan provides for compensation awards of the Company's common stock to non-executive employees (as defined), at the discretion of the ESC Plan committee. During fiscal 1999, the Company issued 25,699 shares of common stock under the Plan recording general and administrative expense of $140,137 for awards valued at an estimated fair market value ranging from $4.40 to $7.125per share.

During fiscal 1998, the Company issued 14,750 shares of Common Stock under the plan recording general and administrative expense of $91,919 for awards valued at an estimated fair market value ranging from $3.875 to $8.53 per share. During fiscal 1997, the Company issued 40,327 shares of common stock under the Plan recording general and administrative expense of $201,414 for awards valued at an estimated fair market value ranging from $3.75 to $6.38 per share.

1997 Stock Option Plan
-----------------------
The Company has a Stock Option Plan, expiring January 22, 2008, reserving for issuance 500,000 shares of the Company's Common Stock. The Options issued under the Plan shall, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The Stock Option Plan provides for grants to employees, directors or consultants, both at the discretion of the Board of Directors. Options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the Stock Option Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1999, there were options outstanding covering 428,300 shares of Common Stock under this Plan.

American Technology Corporation
Notes to Financial Statements
================================================================================

1992 Incentive Stock Option Plan ("ISO")
----------------------------------------
The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 1999, there were options outstanding covering 479,000 shares of Common Stock under this Plan.

1992 Non-Statutory Stock Option Plan ("NSO")
--------------------------------------------
The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The NSO Plan provides for grants to either full or part-time employees, directors or consultants, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within 10 years of the date they were granted. As of September 30, 1999, there were options outstanding covering 185,000 shares under this Plan.

Other Stock Options
-------------------
During fiscal 1999 the Company granted an executive officer options to purchase 200,000 common shares exercisable at $10.00 per share. These options are only exercisable contingent on the Company maintaining a trading price of its common stock of $25.00 (as to 50% of the option) and $50.00 (for the balance) for a minimum of 20 consecutive days and are exercisable until July 16, 2003.

During fiscal 1998 the Company granted to an executive officer options to purchase up to 290,000 common shares vesting over a period of two years. A total of 240,000 options are exercisable at $8.50 per share until July 15, 2003 and 50,000 options are exercisable at $16.00 per share until October 2, 2002.

Non-Cash Stock Option Compensation Expense
------------------------------------------
During fiscal 1999, 1998 and 1997, the Company recorded non-cash compensation expense of $131,000, $316,000 and $244,800 respectively, under its stock option plans to non-employees through the granting of 50,000 options, 80,000 options and 97,500 options, respectively. Of the non-cash compensation expense recorded in fiscal 1998, $136,000 pertained to the fourth quarter. Also during fiscal 1998, 292,963 common shares were issued in connection with the cashless exercise of stock options relating to 350,000 shares.

Stock Option Pro Forma and Summary Information
----------------------------------------------
The Financial Accounting Standard Boards Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock options plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock award (those under the stock option plans described above plus warrants for consulting services) (see note 7) at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used respectively; dividend yield of zero percent for all years; expected volatility of 70 to 100 percent; risk-free interest rates between 4.5 and 6 percent; and expected lives of 1 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company's net loss available to Common Shareholders and basic and diluted per Common Share would have been increased by the pro forma amounts indicated below:

Years ended September 30,                    1999          1998          1997
-------------------------------------------------------------------------------
Net Loss available to Common Shareholders
    As reported                              $(3,809,486)  $(4,593,713)  $(2,762,009)
    Pro forma                                 (4,703,717)   (4,906,273)   (3,195,634)
Net loss per Common Share
    As reported                              $      (.33)  $      (.42)  $      (.30)

American Technology Corporation
Notes to Financial Statements
================================================================================

    Pro forma                                $(.41)        $(.45)        $(.34)

During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans as of September 30, 1999, 1998 and 1997 and the changes during the years ended on those dates is presented below:

                                                                            Weighted Average
                                                                                      Shares     Exercise Price
                                                                            ================     ==============
Fiscal 1997:
Outstanding October 1, 1996                                                       1,586,000           $ 0.58
    Granted                                                                       1,054,000           $ 5.66
    Canceled/expired                                                                (25,000)          $ 0.50
    Exercised                                                                      (942,500)          $ 0.57
                                                                                -----------
Outstanding September 30, 1997                                                    1,672,500           $ 3.79
                                                                                ===========
Exercisable at September 30, 1997                                                 1,016,500           $ 2.55
                                                                                ===========

Weighted average fair value of options granted during the year                                        $ 1.51
                                                                                                      ======

Fiscal 1998:
Outstanding October 1, 1997                                                       1,672,500           $ 3.79
    Granted                                                                         567,600           $ 7.46
    Canceled/expired                                                               (743,200)          $ 5.81
    Exercised                                                                      (158,800)          $ 1.35
                                                                                -----------
Outstanding September 30, 1998                                                    1,338,100           $ 4.51
                                                                                ===========
Exercisable at September 30, 1998                                                   898,568           $ 2.84
                                                                                ===========

Weighted average fair value of options granted during the year                                        $ 0.52
                                                                                                      ======

Fiscal 1999:
Outstanding October 1, 1998                                                       1,338,100           $ 4.51
    Granted                                                                         471,800           $ 7.06
    Canceled/expired                                                               (145,100)          $ 6.09
    Exercised                                                                       (82,500)          $ 3.88
                                                                                -----------
Outstanding September 30, 1999                                                    1,582,300           $ 5.16
                                                                                ===========
Exercisable at September 30, 1999                                                   975,666           $ 3.45
                                                                                ===========

Weighted average fair value of options granted during the year                                        $ 3.93
                                                                                                      ======

The following table summarizes information about stock options outstanding at September 30, 1999:

                                             Weighted Average  Weighted               Weighted
              Range of                              Remaining   Average                Average
              Exercise                Number      Contractual  Exercise       Number  Exercise
              Prices             Outstanding             Life     Price  Exercisable     Price
----------------------------------------------------------------------------------------------
          $0.50-$ 0.55               480,000             1.40    $ 0.52      480,000    $ 0.52
          $3.59-$ 4.48               231,000             2.71      4.09      166,333      4.21
          $4.98-$ 5.90               330,800             3.74      5.22      177,933      5.42
                $ 7.81                40,500             1.57      7.81       33,900      7.81
                $ 8.50               250,000             3.79      8.50       92,500      8.50
                $10.00               200,000             3.79     10.00            -         -
                $16.00                50,000             3.01     16.00       25,000     16.00
----------------------------------------------------------------------------------------------
          $0.50-$16.00             1,582,300             2.82    $ 5.16      975,666    $ 3.45
==============================================================================================

American Technology Corporation
Notes to Financial Statements
================================================================================

Employee Benefit - 401K Plan
----------------------------
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 1999, the Company made matching contributions of approximately $10,500.



9. COMMITMENTS AND CONTINGENCIES

Facility
--------
The Company and e.Digital, an affiliated company, have a joint lease on office space in San Diego, California (see note 4). The lease expires on July 31, 2000. The total operating lease obligation under the joint lease for office space is $326,227 of which the Company's share of minimum commitments is as follows:

Year ending:
2000                                                          $83,109
                                                              =======

The Company could become obligated for the entire lease should e.Digital default on its share of payments thereon.

Automobile Leases.
-----------------
The Company has three automobile lease obligations with terms of 24 to 36 months. All leases will expire as of September 2001 and are reported as operating leases within the financial statements. The obligations under these leases are as follows:

Years ending:
2000                                                          $16,648
2001                                                           10,000
                                                              -------
                                                              $26,648
                                                              =======

Equipment Operating Lease
-------------------------
The Company has a 36 month equipment lease obligation which is reported as an operating lease within the financial statements. The lease expires in September 2000. The obligations under this lease is as follows:

Year ending:
2000                                                          $12,570
                                                              =======

Employment Agreements
---------------------
The company has entered into four employment agreements with executive officers and one key employee. These agreements are each for three-year terms expiring from August, 2000 to September, 2001. The agreements may be automatically renewed for one-year terms. The agreements provide for minimum annual salaries ranging from $60,000 to $240,000, a total of $530,000, in the aggregate. Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

10. MAJOR CUSTOMERS

For the year ended September 30, 1999, sales to two individual customers accounted for 20% and 13% of total revenue. During the year ended September 30, 1998, sales to three individual customers accounted for 19%, 18% and 10% of total revenues. During the year ended September 30, 1997, sales to three individual customers accounted for 30%, 14% and 13% of total revenues.

11. SUPPLIER AGREEMENTS

American Technology Corporation
Notes to Financial Statements
================================================================================

Finished consumer products are purchased from a variety of foreign and domestic sources under contract or by purchase order. In fiscal 1999 and 1998, the Company sourced from outside foreign manufacturers certain finished products representing approximately 99% and 81%, respectively of its net revenues. The Company has relationships with a number of high quality, low-cost foreign manufacturers who provide the Company with a diverse line of consumer electronic products. The Company believes this diversification is such that it is not reliant on any one supplier.



12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years ended September 30,                                           1999      1998      1997
-----------------------------------------------------------------------------------------------
Non-cash financing activities:
    Convertible notes exchanged for Common Stock                   $   -  $375,000  $625,000
    Interest paid by issuance of Common Stock                          -    18,206     9,310
    Cash paid for interest                                             -         -       170
    Bonus paid in exchange for payment on officer note receivable      -   125,255         -

American Technology Corporation
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 Balance at  Charged to                Balance
                                  Beginning    Cost and              At end of
Description                       Of period    Expenses  Deductions     Period
-------------------------------  ----------  ----------  ----------  ---------
Year ended September 30, 1999       $16,893     $24,599     $33,492    $ 8,000

Year ended September 30, 1998       $ 7,842     $15,000     $ 5,845    $17,000

Year ended September 30, 1997       $10,000           -     $ 2,158    $ 7,842