Form 10-K/A
period 1999-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2000-01-28
CIK 924383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of January 24, 2000, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was approximately $109 million.

The number of shares of Common Stock, $.00001 par value, outstanding on January 24, 2000, was 11,564,489.

                                EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation (the "Company") as an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 1999 to amend and restate in its entirety Part III.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The directors and executive officers of the Company are as follows:


NAME                        AGE              POSITION AND OFFICES
----                        ---              --------------------
Cornelius J. Brosnan        52        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
Elwood G. Norris            61        Director and Chief Technology Officer
Richard M. Wagner           54        Director
David J. Carter             51        Director
O'Connell J. Benjamin       49        Director
Renee Warden                35        Chief Accounting Officer, Treasurer and
                                        Secretary


         Cornelius J. Brosnan was appointed a director of the Company in October
         --------------------
1997. In July 1998 he was appointed Chairman of the Board of Directors, President and Chief Executive Officer of the Company and commenced full time duties in August 1998. From June 1997 to August 1998, he was Vice President of Strategic Planning for Sprint PCS. From May 1995 to June 1997 he was Vice President, Product Planning Center for Samsung North America. From 1987 to May 1995 he held various executive positions at AT&T, including serving as General Manager of Cordless Telephones, New Business Development Director for Consumer Products,

Engineering Director for Interactive TV Services and most recently as Program Director for Broadband Networks. Mr. Brosnan received a B.A. in Political Science degree from Middlebury College in 1969.

         Elwood G. Norris has been a director of the Company since August 1980.
         ----------------
He served as President of the Company from August 1980 to February 1994. He currently manages the Company's research and development activities as Chief Technology Officer. From 1988 to November 1999 he was a director and Chairman of e.Digital Corporation ("e.Digital"), a public company engaged in electronic product development, distribution and sales. He served as Chief Technology Officer to e.Digital from October 1995 to November 1999. From 1988 to October 1995 he served as e.Digital's President and Chief Executive Officer. In January 1997, he was re-appointed as Chief Executive Officer of e.Digital and served in that capacity until July 1998. From August 1989 to October 1999 he served as director of Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology and digital modem products. He also served as Chairman and Chief Executive Officer of Patriot until June 1994. From June 1995 until June 1996 when he was re-appointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot. He is an inventor with over 20 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of the Company's HyperSonic Sound, EPD technology and other technologies. Mr. Norris devotes only part-time services to the Company, approximating 30-35 hours per week.

         Richard M. Wagner has served as a director of the Company since 1986
         -----------------
and served as Secretary of the Company from February 1994 to March 1999. Since 1980, Mr. Wagner has been a self-employed real estate broker and agent. In 1986 he founded and has since operated The Mortgage Company and Scripps Escrow Co., which provide full-service real estate services. Mr. Wagner received a Masters of Science degree from San Diego State University in 1974.

         David J. Carter was appointed as a director of the Company in September
         ---------------
1998. Since January 1999, he has been Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant - Marketing and Business Strategy for General Electric Company. His career has included technical positions at Temple Barker & Sloane, Inc., Decision Research Corp. and Johnson & Johnson. He obtained a B.S. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

         O'Connell J. Benjamin was appointed as a director of the Company in
         ---------------------
September 1998. For the past 25 years he has been employed with Bell Laboratories and its parent, Lucent Technologies. He is currently Senior Vice President at Lucent Digital Radio, a Lucent Technologies venture developing a digital enhancement to analog radio broadcasting technology. He has served in a variety of positions at Bell Laboratories, including Vice President of Telephone Products Research and Development, Vice President of Wireless Technology, Vice President of Customer Technical Support and Director of Cellular Telephones. He received a B.S. (1973) and an M.S. (1975) in Electrical Engineering from the Brooklyn Polytechnic Institute.

         Renee Warden was appointed Chief Accounting Officer, Treasurer and
         ------------
Secretary of the Company in March 1999. From May 1993 until her promotion she served as the Company's Accounting Manager. Since June 1997 she has also served as Controller of e.Digital and she previously served as Accounting Manager for e.Digital. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999. Ms. Warden devotes only part-time services to the Company, approximating 25 hours per week.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1999, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except (a) Cornelius J. Brosnan filed late a Form 5 disclosing two transactions; (b) Elwood J. Norris filed late a Form 5 disclosing one transaction; and (c) Richard M. Wagner filed late a Form 5 disclosing one transaction.

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

         There is shown below information concerning the compensation of the Company's chief executive officer for the fiscal year ended September 30, 1999 and the one other executive officer of the Company whose salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1999 (each a "Named Executive Officer").


                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION                      LONG-TERM
                                -----------------------------------------------------      COMPENSATION
                                                                                            SECURITIES
                                 FISCAL                                  OTHER ANNUAL       UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION     YEAR     SALARY($)     BONUS($)        COMPENSATION($)     OPTIONS(#)        COMPENSATION($)
 ---------------------------     ----     ---------     --------        ---------------     ----------        ---------------

Cornelius J. Brosnan, ........   1999     $250,663         --                 --               200,000           $ 32,161(1)
   Chairman, President and CEO   1998     $ 32,308      $ 50,000              --               300,000               --
                                 1997        --            --                 --                  --                 --

Elwood G. Norris, ............   1999     $125,893         --                 --                21,000               --
   Chief Technology Officer ..   1998     $101,538      $ 86,652(2)        $    973(3)            --                 --
                                 1997     $ 24,453       --                $  7,866(3)            --                 --


  (1)      Represents bonus paid for relocation costs.

  (2)      Represents bonus applied to cancel note.

  (3)      Represents royalties paid.

         Except for stock options, discussed below, and stock bonuses discussed above, no Named Executive Officer received any form of non-cash compensation from the Company in the fiscal years ended September 30, 1999, 1998 or 1997, or currently receives any such compensation, in excess of 10% of the amount of the total amount of annual salary and bonus reported for the Named Executive Officer above.

                                  OPTION GRANTS

         Shown below is certain information on grants of stock options for the fiscal year ended September 30, 1999 to the Named Executive Officers.


OPTION GRANTS FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                                                                                 POTENTIAL
                                                                                            REALIZABLE VALUE AT
                                                                                               ASSUMED ANNUAL
                            NUMBER OF     PERCENT OF TOTAL                                     RATES OF STOCK
                           SECURITIES      OPTIONS GRANTED                                    APPRECIATION (1)
                           UNDERLYING      TO EMPLOYEES IN                    EXPIRATION    --------------------
         NAME            OPTIONS GRANTED    FISCAL YEAR     EXERCISE PRICE      DATE          5%            10%
         ----            ---------------  ----------------  --------------      ----         ----           ----
Cornelius J. Brosnan        100,000               22%          $10.00           7/16/2003   $     0(2)   $     0(2)
                            100,000               22%          $10.00           7/16/2003   $     0(3)   $     0(3)

Elwood G. Norris             21,000                5%          $ 5.00           2/02/2004   $29,010      $64,104


 (1) Potential realizable value is calculated as the aggregate difference between the market price of the Common Stock and the option exercise price assuming that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and are not an estimate of future stock price growth.

 (2) Options vest if and when the market price of the Company's Common Stock equals or exceeds $25.00 per share for twenty consecutive trading days. Options would have no value at assumed rates of stock price appreciation.

(3) Options vest if and when the market price of the Company's Common Stock equals or exceeds $50.00 per share for twenty consecutive trading days. Options would have no value at assumed rates of stock price appreciation.



AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information on unexercised options of the Named Executive Officers at September 30, 1999:


                               NUMBER OF UNEXERCISED OPTIONS HELD AT      VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                                        SEPTEMBER 30, 1999                        AT SEPTEMBER 30, 1999 (1)
                               -------------------------------------      -----------------------------------------
           NAME                 EXERCISABLE          UNEXERCISABLE            EXERCISABLE           UNEXERCISABLE
           ----                -------------        ----------------      -----------------         ---------------
Cornelius J. Brosnan             117,500                382,500                      -- (2)               -- (2)
Elwood G. Norris                 287,000                 14,000                $1,923,688              $32,375

(1) Based on the last sale price at the close of business on September 30, 1999 of $7.3125 per share.

(2)  All options were out-of-the-money at September 30, 1999.

LONG-TERM INCENTIVE PLANS

         The Company does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations. During the fiscal year ended September 30, 1999, the Company did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers. The Company has no defined benefit or actuarial plans covering any Named Executive Officer.

EMPLOYMENT ARRANGEMENTS

         Effective July 17, 1998 the Company entered into a three year employment contract with Mr. Brosnan in his capacity Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for a base salary of $20,000 per month, subject to future reviews. The agreement provides that bonuses are to be determined and payable at the discretion of the Board of Directors. The Company also pays limited automobile expenses to Mr. Brosnan. The Company may terminate Mr. Brosnan's employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to up to six months of Mr. Brosnan's then monthly base salary. Likewise, upon a change in control (as defined in the agreement), Mr. Brosnan may elect to terminate his employment and obtain a payment equal to the greater of (i) the remaining months of the employment agreement multiplied by the then base monthly salary, or (ii) twelve months of Mr. Brosnan's then monthly base salary. Mr. Brosnan has agreed not to disclose trade secrets, has agreed to assign inventions to the Company during employment and has agreed to a two-year non-compete agreement. In connection with the employment agreement, the Company granted Mr. Brosnan options to purchase up to 250,000 common shares at $8.50 per share, with 10,000 shares vesting on the date of the grant and the balance vesting over 32 months commencing two months after his full-time service with the Company began, subject to acceleration for certain events. In connection with Mr. Brosnan's employment and move to the San Diego area, the Company agreed to pay limited moving expenses and paid a $50,000 bonus in lieu of amounts forfeited by Mr. Brosnan with his previous employer.

         Effective September 1, 1997 the Company entered into a three year employment contract with Mr. Norris for his part-time services as Chief Technology Officer. The agreement provides for a base salary of $10,000 per month, to be adjusted by the Board of Directors subject to future reviews. The agreement provides that Mr. Norris shall participate in bonus, benefit and other incentives at the discretion of the Board of Directors. The Company may terminate Mr. Norris' employment with or without cause (as defined), but termination without cause (other than disability or death) results in a severance payment equal to up to twelve months of Mr. Norris' then monthly base salary and any bonus on an as if perfected basis. Likewise upon a change in control (as defined in the agreement), Mr. Norris may elect to terminate his employment and obtain a payment equal to the greater of (i) the remaining months of the employment agreement multiplied by Mr. Norris' then base monthly salary plus any bonus on an as if perfected basis, or (ii) twelve months of Mr. Norris' then monthly base salary. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions (as defined) to the Company during employment.

         The Company is also obligated to pay to Mr. Norris a 1% royalty on all sales of radio equipment based on the gross amount received by the Company less returns and allowances pursuant to a September 3, 1985 royalty agreement. Pursuant to an Addendum Agreement dated December 2, 1996, the Company is also obligated to pay Mr. Norris a 2% royalty on gross revenues received by the Company from certain of the Company's technologies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company designated a Compensation Committee consisting of Cornelius
J. Brosnan, Richard M. Wagner and David J. Carter on October 30, 1999. Prior to such date, the Board of Directors as a whole performed the role of a compensation committee. Prior to October 30, 1999, Cornelius J. Brosnan, Elwood
G. Norris and Richard M. Wagner, each officers or employees of the Company for all or a portion of the fiscal year ended September 30, 1999, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

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

         During the fiscal year ended September 30, 1999, Elwood G. Norris served on the board of directors of e.Digital. Mr. Norris resigned from the board of e.Digital effective November 3, 1999. The board of directors of e.Digital performed the function of a compensation committee, and Mr. Norris, also an executive officer of e.Digital until November 1999, served on the Company's Board of Directors, which performed the function of a compensation committee. Renee Warden, the Company's Chief Accounting Officer, Treasurer and Secretary, also serves as the chief accounting officer of e.Digital. See Item 13 "Certain Relationships and Related Transactions" concerning other relationships between the Company and e.Digital.

DIRECTOR COMPENSATION

         No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors during fiscal 1999. The Company does not anticipate paying during the fiscal year ending September 30, 2000 any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock option grants.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the ownership of the Company's stock as of January 24, 2000 by: (i) each director;
(ii) each of the executive officers named in the Summary Compensation Table;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting stock.


                                 NAME AND ADDRESS                            AMOUNT & NATURE OF       PERCENT OF
     TITLE OF CLASS             OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP (1)      CLASS
     --------------             -------------------                       ------------------------      -----

         Common           Elwood G. Norris                                    3,228,634 (2)              27.2%
                            13114 Evening Creek Drive South
                            San Diego, California 92128

         Common           Cornelius J. Brosnan                                  172,500 (3)               1.5%
                            13114 Evening Creek Drive South
                            San Diego, California 92128

         Common           Richard M. Wagner                                      74,600 (4)                *
                            13114 Evening Creek Drive South
                            San Diego, California 92128


                                 NAME AND ADDRESS                            AMOUNT & NATURE OF       PERCENT OF
     TITLE OF CLASS             OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP (1)      CLASS
     --------------             -------------------                       ------------------------    ----------

         Common           O'Connell J. Benjamin                                  20,000 (3)                *
                            13114 Evening Creek Drive South
                            San Diego, California 92128

         Common           David J. Carter                                        20,000 (3)                *
                            13114 Evening Creek Drive South
                            San Diego, California 92128

        Series B          Entities Affiliated with Granite Capital LP           148,860(5)              62.7%
                            126 E. 56th Street, 25th Floor
                            New York, NY 10022

        Series B          Strategic Restructuring Partnership                    20,000                  8.4%
                            1114 Avenue of the Americas
                            New York, NY 10036

         Common           All Directors and Executive
                             Officers as a Group (6 Persons)                  3,518,034 (6)             29.1%

*    Less than 1%.
--------------------------------
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 11,564,489 shares of Common Stock and 237,260 shares of Series B Preferred Stock outstanding on January 24, 2000.

(2) Includes 2,934,634 shares held by a family trust for which Mr. Norris may be deemed the beneficial owner and 294,000 Common shares issuable upon the exercise of outstanding stock options within 60 days of January 24, 2000.

(3) Consists of Common shares issuable upon the exercise of outstanding stock options within 60 days of January 24, 2000.

(4) Includes 30,000 Common shares issuable upon the exercise of outstanding stock options within 60 days of January 24, 2000.

(5)  Represents 100,000, 3,600, 16,000, 350 and 28,850 shares of Series B
     Preferred stock held by Granite Capital L.P., Granite Capital LP II, Granite Capital Overseas, Ermitage Granite Fund Ltd. and Grannum Value Fund, respectively (collectively, the "Granite Entities"). Walter F. Harrison, III and Louis M. Eisenberg are general partners of Granite Capital, LLC, Granite Capital International, LLC, and Grannum Capital Management, LLC, which entities share voting and investment power over all shares owned by the Granite Entities and therefore may be deemed to be beneficial owners of such shares. Each of Granite Capital L.P., Granite Capital LP II, Granite Capital Overseas, Ermitage Granite Fund Ltd. and Grannum Value Fund may be issued up to 100,000, 3,660, 16,000, 350, and 28,850, respectively, of shares of Common Stock upon the exercise of outstanding warrants that are exercisable within 60 days of January 24, 2000.

(6) Includes 538,800 Common shares issuable upon the exercise of outstanding stock options within 60 days of January 24, 2000.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On July 11, 1997, the Company entered into a three-year lease. To meet the credit requirements of the landlord, both the Company and e.Digital entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. The Company is occupying approximately 7,500 square feet of the jointly leased office space with its share of monthly payments being approximately $8,000. Accordingly, the Company could become obligated for the entire lease should e.Digital default on its share of payments thereon. Elwood G. Norris, a director and Chief Technology Officer of the Company, was a director and Chief Technology Officer of e.Digital until November 1999. He is the owner of less than 1% of e.Digital's common shares. Renee Warden, Chief Accounting Officer, Treasurer and Secretary of the Company, is Controller of e.Digital and the owner of less than 1% of its common shares.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN TECHNOLOGY CORPORATION

                                            January 28, 2000


                                            By: /s/ CORNELIUS J. BROSNAN
                                               --------------------------------
                                               Cornelius J. Brosnan
                                               Chairman, President and Chief
                                                 Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 28, 2000                      By /s/ CORNELIUS J. BROSNAN
                                               ------------------------
                                               Cornelius J. Brosnan, Chairman,
                                                 President and Chief Executive
                                                 Officer and Director
                                                 (Principal Executive Officer)


Date: January 28, 2000                      By /s/ RENEE WARDEN
                                               ----------------
                                               Renee Warden, Chief Accounting
                                                 Officer, Treasurer and
                                                 Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)


Date: January 28, 2000                      By /s/ ELWOOD G. NORRIS
                                               --------------------
                                               Elwood G. Norris
                                                 Chief Technology Officer and
                                                 Director


Date: January 28, 2000                      By /s/ RICHARD M. WAGNER
                                               ---------------------
                                               Richard M. Wagner
                                                 Director


Date: January 28, 2000                      By /s/ O'CONNELL J. BENJAMIN
                                               -------------------------
                                               O'Connell J. Benjamin
                                                 Director


Date: January 28, 2000                      By /s/ DAVID J. CARTER
                                               -------------------
                                               David J. Carter
                                                 Director