Form 10-Q
period 1999-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2000-02-11
CIK 924383

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

               For the quarterly period ended December 31, 1999
                                              -----------------

                        Commission File Number 0-24248
                                               -------


                        AMERICAN TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                   87-03261799
               --------                                   ----------
       (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
       incorporation or organization)

       13114 Evening Creek Drive South, San Diego, California           92128
       ------------------------------------------------------           -----
            (Address of principal executive offices)                 (Zip Code)

                                (858) 679-2114
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO ____
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                  11,665,428
--------------------------------              ---------------------------------
           (Class)                            (Outstanding at February 4, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        AMERICAN TECHNOLOGY CORPORATION
                                     INDEX

                                                                                Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Balance Sheets as of December 31, 1999
              and September 30, 1999 (unaudited)                                 3

             Statements of Operations for the three months ended
              December 31, 1999 and 1998 (unaudited)                             4

             Statements of Comprehensive Income for the three months
              ended December 31, 1999 and 1998 (unaudited)                       5

             Statements of Cash Flows for the three months ended
              December 31, 1999 and 1998 (unaudited)                             6

             Notes to Interim Financial Statements                               7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk         13


PART II. OTHER INFORMATION                                                      13

     Item 1. Legal Proceedings                                                  13
     Item 2. Changes in Securities and Use of Proceeds                          13
     Item 3. Defaults upon Senior Securities                                    13
     Item 4. Submission of Matters to a Vote of Security Holders                13
     Item 5. Other Information                                                  13
     Item 6. Exhibits and Reports on Form 8-K                                   13



SIGNATURES                                                                      14

                        American Technology Corporation
                                 BALANCE SHEET

                                                                                           (Unaudited)
                                                                                           December 31,    September 30,
                                                                                               1999            1999
                                                                                          -------------------------------
ASSETS
Current Assets:
  Cash                                                                                     $    542,481     $    590,236
  Investment securities available for sale (note 7)                                             508,602          299,648
  Trade accounts receivable, less allowance of $8,000 and $17,000
      for doubtful accounts, respectively                                                       218,921          158,533
  Inventories (note 6)                                                                          315,309          287,321
  Prepaid expenses and other                                                                     44,751          204,581
                                                                                          -------------------------------
Total current assets                                                                          1,630,064        1,540,319
                                                                                          -------------------------------
  Equipment, net                                                                                116,331          133,047
  Patents, net                                                                                  520,938          487,670
                                                                                          -------------------------------
Total assets                                                                               $  2,267,333     $  2,161,036
                                                                                          -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                         $    467,550     $    333,754
  Accrued liabilities                                                                           101,306          110,090
                                                                                          -------------------------------
Total current liabilities                                                                       568,856          443,844
                                                                                          -------------------------------
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
   Series B Preferred stock 250,000 shares designated: 240,000 and 250,000 issued
    and outstanding, respectively                                                                     2                3
  Common stock, $0.00001 par value; 20,000,000 shares
     authorized: 11,549,489 and 11,464,213 shares issued and outstanding,                           115              115
respectively
  Additional paid-in capital                                                                 13,564,993       13,251,171
  Notes receivable                                                                              (27,895)         (27,895)
  Accumulated deficit                                                                       (12,347,182)     (11,805,647)
  Accumulated other comprehensive income (note 7)                                               508,444          299,445
                                                                                          -------------------------------
Total stockholders' equity                                                                    1,698,477        1,717,192
                                                                                          -------------------------------
Total liabilities and stockholders' equity                                                 $  2,267,333     $  2,161,036
                                                                                          ===============================

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended December 31,
                                                                                1999               1998
                                                                          ------------------------------------
Revenues:
  Product sales                                                                $   566,147        $   164,457
  Contract and license                                                              55,772                  -
                                                                          ------------------------------------
Total revenue                                                                      621,919            164,457
                                                                          ------------------------------------
Cost of products sold                                                              394,166            119,470
                                                                          ------------------------------------

Gross profit                                                                       227,753             44,987
                                                                          ------------------------------------

Operating expenses:
  Selling, general and administrative                                              503,421            517,044
  Research and development                                                         368,701            238,341
  Non-cash compensation expense                                                     11,118            110,683
                                                                          ------------------------------------
Total operating expenses                                                           883,240            866,068
                                                                          ------------------------------------

Loss from operations                                                              (655,487)          (821,081)
                                                                          ------------------------------------

Other income (expense):
  Interest income                                                                    3,890              8,368
  Gain on sale of investment securities                                            110,917                  -
  Other                                                                               (855)              (231)
                                                                          ------------------------------------
Total other income (expense)                                                       113,952              8,137
                                                                          ------------------------------------

Net loss                                                                       $  (541,535)       $  (812,944)
                                                                          ====================================
Net loss available to common stockholders (note 4)                             $  (573,101)       $(1,294,979)
                                                                          ====================================
Net loss per share of common stock - basic and diluted                         $     (0.05)       $     (0.11)
                                                                          ====================================
Average weighted number of common shares outstanding                            11,504,623         11,363,724
                                                                          ====================================

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                      STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

For the Three Months Ended December 31,                1999            1998
--------------------------------------------------------------------------------
Net Loss                                               $(541,535)     $(812,944)

Unrealized holding gain (loss) on securities
   available for sale                                    208,954           (225)
                                                     ---------------------------
Comprehensive loss                                     $(332,581)     $(813,169)
                                                     ===========================

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Three Months Ended December 31,
                                                                             1999                    1998
                                                                         ------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                 $ (541,535)            $  (812,944)
Adjustments to reconcile net loss to net cash
     used in operations:
    Depreciation and amortization                                            29,651                  26,244
    Allowance for bad debt                                                   (9,000)
    Common stock issued for services and compensation                             -                  33,683
    Stock granted for services                                               11,118                  77,000
    Gain on available for sale securities                                  (110,917)                      -
Changes in assets and liabilities:
     Trade accounts receivable                                              (51,388)                (29,929)
     Inventories                                                            (27,988)                (24,667)
     Prepaid expenses and other                                             159,830                  10,113
     Accounts payable                                                       133,796                  59,830
     Accrued liabilities                                                     (8,784)                (32,508)
                                                                         ----------------------------------
Net cash used in operating activities                                      (415,217)               (693,178)
                                                                         ----------------------------------
Investing Activities:
Purchase of equipment                                                        (7,930)                (12,618)
Patent costs paid                                                           (38,274)                (53,456)
                                                                         ----------------------------------
Net cash used in investing activities                                       (46,204)                (66,074)
                                                                         ----------------------------------
Financing Activities:
Proceeds from issuance of preferred stock, net                                    -               2,000,000
Proceeds from sale of available for sale securities                         110,962                       -
Proceeds from exercise of common stock warrants                             135,000                       -
Proceeds from exercise of stock options                                     167,704                  45,288
                                                                         ----------------------------------
Net cash provided by financing activities                                   413,666               2,045,288
                                                                         ----------------------------------
Net increase (decrease) in cash                                             (47,755)              1,286,036
Cash, beginning of period                                                   590,236               1,034,577
                                                                         ----------------------------------
Cash, end of period                                                      $  542,481             $ 2,320,613
                                                                         ==================================

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
   Dividends on conversion of Series B Preferred Stock                        5,935                       -

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1999.

3. CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

Other than cash of $542,481 at December 31, 1999, and the e.Digital shares, the Company has no other material unused sources of liquidity at this time. The Company expects to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for its sound and other products and technologies. The timing and amounts of its expenditures and the extent of its operating losses will depend on many factors, some of which are beyond the Company's control. The Company anticipates that the commercialization of its technologies may require increased operating costs, however the amounts are not currently estimable by management.

Based on the above factors, including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, the Company does not have sufficient funds for the next twelve months and will require funds from the sale or licensing of products or technology or from other sources or will be required to scale back or curtail certain activities. Management estimates the minimum additional funding required for the next twelve months at approximately $1,400,000. Management has been successful in obtaining equity financing in the past from existing shareholders and others based on the strength and appeal of the Company's technologies Management is reviewing financing proposals from prior investors and others and management is confident that the required additional funding can be obtained. In addition to the sale of equity securities, possible other sources for additional funding include the sale or licensing by the Company of certain technologies. Margins from product sales and revenues from licensing and other operations may also contribute financial resources during the next twelve months. However any delays in funding or the lack of sufficient funds could force management to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

There can be no guarantee that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

4. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,921,999 shares of common stock were outstanding at December 31, 1999 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,365,000 shares of common stock were outstanding as of December 31, 1998. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the three months ended December 31, 1998 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

4. NET LOSS PER SHARE (cont'd)

Series B Preferred Stock (see Note 8). The Company calculated the fair value of the warrants at $480,000. Such imputed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company's Series B Preferred Stock provided for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The accrued accretion for the period ended December 31, 1999 was $31,566, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                                       Three months ended December 31,
                                                                             1999             1998
                                                                             ----             ----
         Net loss                                                         $(541,535)      $  (812,944)
         Imputed deemed dividend on warrants
           issued with Series B Preferred Stock                                   -          (480,000)
         Accretion on Series B Preferred Stock at stated rate               (31,566)           (2,035)
                                                                       ------------       -----------
         Net loss available to common stockholders                        $(573,101)      $(1,294,979)
                                                                       ============       ===========

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

6. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at December 31, 1999:

                    Finished goods                        $161,414
                    Raw materials                          173,895
                    Reserve for obsolete inventory         (20,000)
                                                        ----------
                                                          $315,309
                                                        ==========

7. INVESTMENT SECURITIES

The Company's investment securities consist of 175,000 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. These securities are reported at fair value as a current asset with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. At December 31, 1999 the Company's market value of available for sale securities consisted of:

                                                                         Gross          Estimated
                                                                       Unrealized          Fair
                                                     Cost                Gains             Value
                                                     ----              ----------       ---------
         Common stock                                $158              $508,444         $508,602

8. STOCKHOLDERS' EQUITY

At December 31, 1999, the Company had 240,000 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") issued at $10.00 per share. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001.

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

8. STOCKHOLDERS' EQUITY (cont'd)

At December 31, 1999 the Preferred Stock would have been convertible into 508,799 shares of Common Stock. During the first quarter of fiscal 2000, 10,000 shares of preferred stock were converted into 21,187 shares of Common Stock. Subsequent to December 31, 1999, an aggregate of 47,740 shares of preferred stock was converted into 101,529 shares of Common Stock.

The following table summarizes changes in equity components from transactions during the three months ended December 31, 1999:

                                                                                      Additional
                                             Common Stock       Series B Preferred     Paid-In      Accumulated
                                           Shares   Amount       Shares     Amount     Capital        Deficit
                                           ------   ------       ------     ------     -------        -------
Balance as of October 1, 1999          11,464,213    $115       250,000         $3   $13,251,171    $11,805,647
Issuance of Common Stock:
  Upon exercise of stock options           37,500       -             -          -       167,704              -
  For compensation and services             1,589       -             -          -        11,118              -
  Upon exercise of warrants                25,000       -             -          -       135,000              -
Conversion of Series B preferred
  stock                                    21,187       -       (10,000)        (1)            -              -
Net loss                                        -       -             -          -             -        541,535
---------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999        11,549,489    $115       240,000         $2   $13,564,993    $12,347,182
===============================================================================================================

The following table summarizes information about stock option activity during the period ended December 31, 1999:

                                                                     Weighted Average
                                                     Shares           Exercise Price
                                                     ------           --------------
    Outstanding October 1, 1999                    1,582,300                $5.16
      Granted                                              -                $0.00
      Canceled/expired                                (1,600)               $7.81
      Exercised                                      (37,500)               $4.47
                                                  ----------
    Outstanding December 31, 1999                  1,543,200                $5.17
                                                  ==========
    Exercisable at December 31, 1999                 948,099                $3.41
                                                  ==========

Options outstanding are exercisable at prices ranging from $0.50 to $16.00 and expire over the period from 2000 to 2004 with an average life of 2.93 years. Subsequent to December 31, 1999, stock options to purchase 23,000 shares of Common Stock were exercised for cash proceeds of $131,860.

At December 31, 1999, the Company had warrants outstanding, exercisable into the following number of common shares:

            Number                  Exercise Price            Expiration Date
            ------                  --------------            ---------------
            60,000                      $ 5.00               February 5, 2000
            32,500                      $ 5.00                  March 1, 2000
           172,500                      $ 7.50                 August 1, 2000
            25,000                      $16.00                  June 18, 2000
           240,000                      $ 6.00              November 30, 2001
            50,000                      $16.00                   May 12, 2003
            50,000                      $10.00                January 5, 2004
          --------
           630,000
          ========

Subsequent to December 31, 1999, warrants to purchase 23,000 shares of Common Stock were exercised for cash proceeds of $172,500. In addition, under the cashless exercise provision, warrants to purchase 60,000 shares of Common Stock were exercised into 33,452 shares of Common Stock.

9. INCOME TAXES

At December 31, 1999, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $10,500,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                     _____________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.

Overview

We are focused on completing the development and commercializing our proprietary Stratified Field Technology and HyperSonic Sound technologies. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. There is no guarantee we will be successful in commercially exploiting our sound technologies.

Other than an early license on our Stratified Field technology with Authentic in Japan, we have only recently completed development of our latest designs, which we believe will meet OEM requirements and can be readily transferred to production. We have also only recently obtained our first contract on HyperSonic Sound technology and are commencing marketing of this technology. There is no guarantee that commercially viable systems can be produced by customers in the future due to the inherent risks of new technology development and transfer, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond our control. We have not generated any significant revenues from our sound technologies to date.

Our various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in determination that further development is unfeasible. There is no guarantee of timely completion of commercially viable sound products by customers or that, if completed, such products will perform on a cost-effective basis, or achieve market acceptance.

Our future is largely dependent upon the success of our sound technologies, other technologies or the development of new technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There is no guarantee our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risks" below.

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of ten products (including FM and solar radios) targeted for niche markets at retail prices ranging from $3.50 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. We cannot guarantee that this new product can be successfully marketed in any significant volume.

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

Results of Operations

Total revenues for the three months ended December 31, 1999 were $621,919, a 278% increase from the first three months of the prior year. Substantially all revenues in both periods were from retail consumer products.

First quarter fiscal 2000 product sales consist of the line of sourced products manufactured by others and introduced in 1999. We cannot guarantee that this new product line can be successfully marketed in any significant volume. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the three months ended December 31, 1999 were $394,166 resulting in a gross profit of $227,753 or 37%. This compares to a gross profit of $44,987 or 27% for the comparable period of the prior year. The fiscal 2000 gross profit is the result of the new product line. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses were $503,421 for the three months ended December 31, 1999, comparable to the prior year. We may expend additional resources on marketing SFT and HSS technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the three months ended December 31, 1999, were $368,701 compared to $238,341 for the comparable three months of the prior year. The $130,360 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2000 research and development costs to remain at higher levels than the prior year due to increased staffing and the use of outside design and consultants.

We recorded non-cash compensation expense of $11,118 for the three months ended December 31, 1999 compared to $110,683 for the comparable prior period. Non-cash compensation expense for the current period is the result of $11,118 of services paid through the issuance of 1,589 shares of Common Stock.

During the first fiscal quarter of 2000, we sold 50,300 shares out of our holdings of 225,300 shares of e.Digital Corporation ("EDIG") for a gain of $110,962.

We experienced a loss from operations of $655,487 during the three months ended December 31, 1999, compared to a loss from operations of $821,081 for the comparable three months ended December 31, 1998. The $165,594 decrease is primarily due to increase sales.

The net loss available to common stockholders for the three month ended December 31, 1999 of $573,101 includes $31,566 of accrued accretion on the Series B preferred stock.

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

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the three months ended December 31, 1999, the net loss of $541,535 included non-cash expenses of $79,148 resulting in an adjusted net cash loss from operations of $620,683. In addition to this amount, $415,217 of cash was used in operating activities through a $27,988 increase in inventories and $51,388 through an increase in accounts receivable, as adjusted. Operating cash was provided by a $133,796 increase in accounts payable and a $159,830 decrease in prepaid expenses.

At December 31, 1999, we had accounts receivable of $218,921 as compared to $158,533 at September 30, 1999. This represented approximately 106 days of sales. The increase in receivables resulted from increased product sales in the current year. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the three months ended December 31, 1999, the Company used approximately $7,900 for the purchase of laboratory and computer equipment and made a $38,274 investment in patents and new patent applications. We anticipate significant investments in patents in fiscal 2000 and requirements for additional equipment for developing SFT, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At December 31, 1999, we had working capital of $1,061,208 and at September 30, 1999, we had working capital of $1,096,475. Included in working capital is the unrealized holding gain in EDIG. At December 31, 1999 and September 20, 1999, we owned 175,000 and 225,300 shares of EDIG, respectively, with a market value of $508,602 and $299,648, respectively. This investment is shown on the balance sheet as a current asset at market value. The value of this asset is subject to significant market risks see "Quantitative and Qualitative Disclosures about Market Risk."

We have financed our operations primarily through the sale of common equity, exercise of stock options, issuances of convertible notes, proceeds from the sale of shares of EDIG and margins from consumer product sales. At December 31, 1999, we had cash of $542,481. Primarily as a result of the sale of our EDIG shares in January 2000, our cash position increased by approximately $1,000,000 since December 31, 1999. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

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

Year 2000 Readiness Disclosure

We are aware of the issues associated with the programming code in existing computer systems. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. To date, we have not experienced any Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems.

We have identified the following areas, which could be impacted by the Year 2000 issue. They are: our designed and produced products; internally used systems and software; products or services provided by key third parties; and the inability of customers and prospective customers to process business transactions relating to revenue and product sales.

While we are not currently aware of any internal or external Year 2000 failures impacting our operations, we continue to monitor the compliance of our major customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties have adequately assessed and addressed their Year 2000 compliance issue in a timely manner. As a consequence, we can give no guarantee that issues related to Year 2000 would not have material adverse effect on future results of operations or financial conditions. We will continue to monitor internal systems and external parties to ensure that possible Year 2000 interruptions are identified and resolved.

Total costs relating to the our compliance efforts, based on management's best estimates, have ranged up to $20,000, consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. During fiscal year 1999, we hired an Information Systems ("IS") director to address Year 2000 issues and monitor latent Year 2000 issues.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to distribute products or to process transactions, develop products, send invoices or engage in similar normal business activities at our location or with vendors and suppliers. We currently have no other contingency plans with respect to potential Year 2000 failures of our suppliers or customers. If the above failures occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to our efforts to address the Year 2000 concerns regarding our (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness and Disclosure Act."

Business Risks

This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in our Annual Report on Form 10-K for the year ended September 30, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of approximately $542,400. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant as of the date of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable

Item 3. Defaults Upon Senior Securities
         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5. Other Information

The Company has scheduled its 2000 annual meeting of stockholders for April 11, 2000. The Company's last annual meeting was held March 5, 1999. The proxy statement for the 1999 annual meeting stated a deadline of October 22, 1999 for inclusion, pursuant to Rule 14a-8 of the Securities and Exchange Commission, of stockholder proposals in the Company's proxy statement and form of proxy for the 2000 annual meeting. The Company did not receive any stockholder proposals for inclusion in the proxy materials for the 2000 annual meeting prior to that date, and as of the date of this report, has not received notice of any stockholder proposals to be presented at the 2000 annual meeting. Although the date of the Company's annual meeting has been moved forward by more than 30 days from the date of the 1999 annual meeting, the Company will not include any new stockholder proposals for the 2000 annual meeting in its proxy materials and form of proxy, as it would not be reasonable to include such a proposal prior to printing and mailing of the proxy materials. The form of proxy will give management discretionary authority to vote against any matter submitted by a stockholder at or before the 2000 annual meeting, as it would not be reasonable to include such matter in the proxy materials to be mailed for the 2000 annual meeting.

Item 6. Exhibits and Reports on Form 8-K
 (a) Exhibits:
           27     Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN TECHNOLOGY CORPORATION

Date:  February 11, 2000              By: /s/ RENEE' WARDEN
                                          --------------------------
                                          Renee' Warden, Chief Accounting
                                          Officer, Treasurer and Corporate
                                           Secretary
                                          (Principal Financial and
                                          Accounting Officer and duly
                                          authorized to sign on behalf
                                          of the Registrant)