Form 10-Q
period 2000-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2000-04-28
CIK 924383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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

                                 (858) 679-2114
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                           12,064,714
--------------------------------                           ----------
          (Class)                               (Outstanding at April 26, 2000)

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:


             Balance Sheets as of March 31, 2000 (unaudited)
               and September 30, 1999 ....................................... 3

             Statements of Operations for the three and six
               months ended March 31, 2000 and 1999 (unaudited) ............. 4

             Statements of Comprehensive Income for the three and
               six months ended March 31, 2000 and 1999 (unaudited) ......... 5

             Statements of Cash Flows for the six months ended
               March 31, 2000 and 1999 (unaudited) .......................... 6

             Notes to Interim Financial Statements .......................... 7

             Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................ 10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ..... 13


PART II. OTHER INFORMATION .................................................. 13

     Item 1. Legal Proceedings .............................................. 13
     Item 2. Changes in Securities and Use of Proceeds ...................... 13
     Item 3. Defaults upon Senior Securities ................................ 14
     Item 4. Submission of Matters to a Vote of Security Holders ............ 14
     Item 5. Other Information .............................................. 15
     Item 6. Exhibits and Reports on Form 8-K ............................... 15

SIGNATURES .................................................................. 16

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS


                                                                                             March 31, 2000     September 30, 1999
                                                                                             --------------     ------------------
                                                                                               (Unaudited)
  ASSETS
  CURRENT ASSETS:
    Cash .................................................................................   $  7,186,255         $    590,236
    Investment securities available for sale (note 6) ....................................           --                299,648
    Trade accounts receivable, less allowance of $20,000 and $8,000
        for doubtful accounts, respectively ..............................................        156,364              158,533
    Inventories (note 5) .................................................................        221,272              287,321
    Prepaid expenses and other ...........................................................         55,835              204,581
                                                                                             ------------         ------------
  TOTAL CURRENT ASSETS ...................................................................      7,619,726            1,540,319
                                                                                             ------------         ------------
    Equipment, net .......................................................................        110,184              133,047
    Patents, net .........................................................................        549,108              487,670
    Other assets, net ....................................................................        150,000                 --
                                                                                             ------------         ------------
  TOTAL ASSETS ...........................................................................   $  8,429,018         $  2,161,036
                                                                                             ============         ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable .....................................................................   $    266,919         $    333,754
  Accrued liabilities:
    Payroll and related ..................................................................        142,307               94,695
    Other ................................................................................         46,249               15,395
                                                                                             ------------         ------------
  TOTAL CURRENT LIABILITIES ..............................................................        455,475              443,844
                                                                                             ============         ============

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
  Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
     Series B Preferred stock 250,000 shares designated: 192,260 and 250,000 issued
      and outstanding, respectively ......................................................              2                    3
     Series C Preferred stock 300,000 shares designated: 300,000 and nil issued
      and outstanding, respectively ......................................................              3                 --
    Common stock, $0.00001 par value; 20,000,000 shares authorized
       11,863,914 and 11,464,213 shares issued and outstanding, respectively .............            119                  115
    Additional paid-in capital ...........................................................     20,720,840           13,251,171
    Notes receivable .....................................................................        (27,895)             (27,895)
    Accumulated deficit ..................................................................    (12,719,526)         (11,805,647)
    Accumulated other comprehensive income (note 6) ......................................           --                299,445
                                                                                             ------------         ------------
  TOTAL STOCKHOLDERS' EQUITY .............................................................      7,973,543            1,717,192
                                                                                             ------------         ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................   $  8,429,018         $  2,161,036
                                                                                             ============         ============

See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                 Three Months Ended           Six Months Ended
                                                                     March 31,                    March 31,
                                                               2000           1999           2000           1999
                                                         ------------    ------------    ------------    ------------
REVENUES:
  Product sales ......................................   $    179,261    $    116,398    $    745,408    $    280,855
  Contract and license ...............................           --              --            55,772            --
                                                         ------------    ------------    ------------    ------------
Total revenues .......................................        179,261         116,398         801,180         280,855
                                                         ------------    ------------    ------------    ------------
Cost of revenues .....................................        217,098          93,805         611,264         213,275
                                                         ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS) ..................................        (37,837)         22,593         189,916          67,580
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative ................        702,472         463,080       1,217,011         980,124
  Research and development ...........................        538,828         260,121         907,529         498,462
  Non-cash compensation expense ......................           --            49,900            --           160,583
                                                         ------------    ------------    ------------    ------------
Total operating expenses .............................      1,241,300         773,101       2,124,540       1,639,169
                                                         ------------    ------------    ------------    ------------
Loss from operations .................................     (1,279,137)       (750,508)     (1,934,624)     (1,571,589)
                                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ....................................         29,598          26,067          33,488          34,435
  Gain on sale of investment securities ..............        877,195            --           988,112            --
  Other ..............................................           --              --              (855)           (231)
                                                         ------------    ------------    ------------    ------------
Total other income (expense) .........................        906,793          26,067       1,020,745          34,204
                                                         ------------    ------------    ------------    ------------
NET LOSS .............................................   $   (372,344)   $   (724,441)   $   (913,879)   $ (1,537,385)
                                                         ============    ============    ============    ============
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 3) ...   $ (2,932,785)   $   (904,504)   $ (3,505,886)   $ (2,199,483)
                                                         ============    ============    ============    ============
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED   $      (0.25)   $      (0.08)   $      (0.30)   $      (0.19)
                                                         ============    ============    ============    ============
AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING .     11,702,323      11,398,149      11,602,933      11,380,836
                                                         ============    ============    ============    ============

See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                       STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                 Three Months Ended           Six Months Ended
                                                                     March 31,                    March 31,
                                                               2000           1999           2000           1999
                                                          -----------    ------------     -----------    -----------
Net Loss .............................................    $  (372,344)   $  (724,441)     $  (913,879)   $(1,537,385)

Unrealized holding gain on securities
    available for sale ...............................           --           22,755            --            36,971
                                                          -----------    -----------      -----------    -----------
Comprehensive loss ...................................    $  (372,344)   $  (701,686)     $  (913,879)   $(1,500,414)
                                                          ===========    ===========      ===========    ===========

See accompanying summary of accounting policies and notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               March 31,
                                                                          2000           1999
                                                                     -----------    -----------
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss .........................................................   $  (913,879)   $(1,537,385)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization ................................        62,312         53,290
    Allowance for doubtful accounts...............................        12,000           --
    Common stock issued for services and compensation ............        81,110         83,583
    Stock options granted for services ...........................          --           77,000
    Gain on sales of investment securities .......................      (988,112)          --

Changes in assets and liabilities:
     Trade accounts receivable ...................................        (9,831)        15,278
     Inventories .................................................        66,049        (53,091)
     Prepaid expenses and other ..................................       148,746         12,423
     Accounts payable ............................................       (66,835)        43,561
     Accrued liabilities .........................................        78,466        (38,488)
                                                                     -----------    -----------
Net cash used in operating activities ............................    (1,529,974)    (1,343,829)
                                                                     -----------    -----------
INVESTING ACTIVITIES:
Purchase of equipment ............................................       (29,251)       (15,777)
Patent costs paid ................................................       (71,635)       (91,311)
Deposit on technology purchase ...................................      (150,000)          --
Proceeds from sales of investment securities .....................       988,314           --
                                                                     -----------    -----------
Net cash used in investing activities ............................       737,428       (107,088)
                                                                     -----------    -----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net ...................     5,925,000      2,480,000
Proceeds from exercise of common stock warrants ..................     1,023,500           --
Proceeds from exercise of stock options ..........................       440,065        161,091
                                                                     -----------    -----------
Net cash provided by financing activities ........................     7,388,565      2,641,091
                                                                     -----------    -----------
Net increase in cash .............................................     6,596,019      1,190,174
Cash, beginning of period ........................................       590,236      1,034,577
                                                                     -----------    -----------
Cash, end of period ..............................................   $ 7,186,255    $ 2,224,751
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

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 1999.

3. NET LOSS PER SHARE
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 3,045,386 shares of common stock were outstanding at March 31, 2000 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,722,800 shares of common stock were outstanding as of March 31, 1999. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the three and six months ended March 31, 2000 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock and Series C Preferred Stock (see Note 7). The Company calculated the fair value of the warrants at $595,000 and $1,478,000, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $30,000 and in the Series C Preferred Stock of $1,031,250. Such imputed deemed dividends are not included in the Company's stockholders equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company's Series B Preferred Stock provides for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the period ended March 31, 2000 was $68,282 and $14,475, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                  Three months ended March 31   Six months ended March 31
                                                         2000           1999           2000           1999
                                                  -----------    -----------    -----------    ----------
Net Loss ......................................   $  (372,344)   $  (724,441)   $  (913,879)   $(1,537,385)
Imputed deemed dividend on warrants
  issued with Preferred Stock .................    (1,478,000)      (115,000)    (1,478,000)      (595,000)
Accretion on Series B Preferred
 Stock at stated rate .........................       (36,716)       (35,063)       (68,282)       (37,098)
Accretion on Series C Preferred Stock
  at stated rate ..............................       (14,475)          --          (14,475)          --
Series B and Series C Preferred Stock
  imputed deemed dividend based on
  discount at issuance.........................    (1,031,250)       (30,000)    (1,031,250)       (30,000)
                                                  -----------    -----------    -----------    -----------
Net loss available to common stockholders .....   $(2,932,785)   $  (904,504)   $(3,505,886)   $(2,199,483)
                                                  ===========    ===========    ===========    ===========


                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


4. RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 2000:

               Raw materials                     $174,771
               Finished goods                      66,501
               Reserve for obsolete inventory     (20,000)
                                                 --------
                                                 $221,272
                                                 ========
6. INVESTMENT SECURITIES
During the six months ended March 31, 2000, the Company received $988,270 from the sale of 225,000 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. At March 31, 2000 the Company no longer holds available for sale investment securities.

7. STOCKHOLDERS' EQUITY
At March 31, 2000, the Company had 192,260 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") issued and outstanding. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001. At March 31, 2000 the Preferred Stock would have been convertible into 413,512 shares of Common Stock.

On March 16, 2000 the Company issued 300,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") for cash at $20.00 per share for net proceeds of approximately $5,925,000. The dollar amount of Series C Stock, increases by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The Series C Stock may not be converted at an effective price of less than $8.00 per share until August 31, 2000. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. At March 31, 2000, the Series C Stock would have been convertible into 751,850 shares of Common Stock. In connection with the sale of Series C Stock, the Company issued warrants to the purchasers to purchase an aggregate of 300,000 shares of Common Stock at $11.00 per share until March 31, 2003.

In connection with the Series C Stock financing, the Company incurred placement fees, legal and related costs of $75,000 and issued a warrant to purchase 75,000 shares of Common Stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)
The following table summarizes changes in equity components from transactions during the six months ended March 31, 2000:

                                                                                                       Additional
                                                   Preferred Stock               Common Stock            Paid-In     Accumulated
                                                 Shares        Amount         Shares        Amount       Capital       Deficit
                                             -----------    -----------    -----------   -----------   -----------   -----------
Balance as of October 1, 1999 ............       250,000    $         3     11,464,213   $       115   $13,251,171   $11,805,647

Issuance of Common Stock:
 Upon exercise of stock options ..........          --             --           88,600             1       440,064          --
 For compensation and services ...........          --             --            8,233          --          81,110          --
 Upon exercise of warrants ...............          --             --          146,700             2     1,023,498          --
 Cashless exercise of warrants ...........          --             --           33,452          --            --            --
Conversion of Series B preferred stock ...       (57,740)            (1)       122,716             1          --            --
Issuance of Series C preferred stock .....       300,000              3           --            --       5,924,997          --
Net loss .................................          --             --             --            --            --         913,879
                                             -----------    -----------    -----------   -----------   -----------   -----------
Balance as of March 31, 2000 .............       492,260    $         5     11,863,914   $       119   $20,720,840   $12,719,526

The following table summarizes information about stock option activity during the period ended March 31, 2000:


                                                      Weighted Average
                                          Shares       Exercise Price
                                        ---------     ----------------
  Outstanding October 1, 1999 ......    1,582,300         $   5.16
   Granted .........................      121,200         $   7.81
   Canceled/expired ................       (6,267)        $   5.72
   Exercised .......................      (88,600)        $   4.97
                                        ---------
  Outstanding March 31, 2000 .......    1,608,633         $   5.36
                                        =========
  Exercisable at March 31, 2000.....    1,056,724         $   3.91
                                        =========


Options outstanding are exercisable at prices ranging from $0.50 to $16.00 and expire over the period from 2000 to 2005 with an average life of 2.50 years.

At March 31, 2000, the Company had warrants outstanding, exercisable into the following number of common shares:

           Number         Exercise Price    Expiration Date
           ------         --------------   -----------------
           83,300            $ 7.50           August 1, 2000
           25,000            $16.00            June 18, 2000
          240,000            $ 6.00        November 30, 2001
           50,000            $16.00             May 12, 2003
           50,000            $10.00          January 5, 2004
          300,000            $11.00           March 31, 2003
           75,000            $11.00           March 31, 2005
          -------
          823,300
          =======

8. INCOME TAXES
At March 31, 2000, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $10,500,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

9. SUBSEQUENT EVENT
On April 11, 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of Common Stock. The Company will pay up to an additional 200,000 shares of Common Stock upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased loudspeaker technology. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years.

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

OVERVIEW
We are focused on commercializing our proprietary Stratified Field Technology and completing the development and commercializing our HyperSonic Sound technology. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. There is no guarantee we will be successful in commercially exploiting our sound technologies.

We have entered into a technology license agreement with Thomson Audio Hong Kong, a subsidiary of Thomson Multimedia (RCA and Thomson brand names). The license agreement authorizes Thomson Audio to manufacture and market our SFT thin-panel technology for Audio and Home Theater Systems applications. Thomson Audio may also serve as an OEM ("Original Equipment Manufacturer") source to also produce transducers and speakers for our other future OEM customers who prefer outsourcing manufacturing. There is no guarantee that customers will successfully develop or exploit commercially viable sound products due to the inherent risks of new technology introduction, financial limitations, competition and other factors beyond our and their control.

We have only recently obtained our first contract on HyperSonic Sound technology and only recently commenced marketing of this technology. The technology is still undergoing improvements. There is no guarantee that commercially viable systems can be produced using our technology due to the inherent risks of new technology development and transfer, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond our control. We have not generated any significant revenues from our sound technologies to date.

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

Our future is largely dependent upon the success of our sound and other technologies, or the development of new technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There is no guarantee our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risks" below.

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of ten products (including FM and solar radios) targeted for niche markets at retail prices ranging from $3.50 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. We cannot guarantee that this product can be successfully marketed in any significant volume.

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

RESULTS OF OPERATIONS
Total revenues for the six months ended March 31, 2000 were $801,180, a 185% increase from the six months of the prior year. Revenues for the three month period ending March 31, 2000 and 1999 were $179,261 and $116,398, respectively. Substantially all revenues in both periods were from retail consumer products. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the six months ended March 31, 2000 were $611,264 resulting in a gross profit of $189,916 or 24%. This compares to a gross profit of $67,580 or 24% for the comparable period of the prior year. Cost of sales for the three months ended March 31, 2000 were $217,098 with a gross loss of $37,837. The fiscal 2000 second quarter gross loss is the result of approximately $58,000 in mark downs on slow moving inventory. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses were $1,217,011 for the six months ended March 31, 2000, compared to $980,124 for comparable period of the prior year. Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were $702,472 and $463,080, respectively. The $239,392 increase resulted from $22,230 for increased insurance coverage, a $42,000 increase in personnel and related costs, a $55,000 increase in travel and related costs and a $23,000 expense to bad debt. We may expend additional resources on marketing SFT and HSS technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the six months ended March 31, 2000, were $907,529 compared to $498,462 for the comparable six months of the prior year. The $409,067 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs. Likewise, research and development expenses for the second fiscal quarter ended March 31, 2000 were $538,828, a $278,707 increase from the prior year period. This increase was primarily due to increased research and development personnel on staff during the current year.

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

We recorded non-cash compensation expense of $160,583 for the six months ended March 31, 1999. Included in Selling, general and administrative expense for the six months ended March 31, 2000 is non-cash compensation expense of $81,110 which is the result of services paid through the issuance of 8,233 shares of Common Stock. Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrants and option valuations.

During the second fiscal quarter of 2000, we sold 175,000 shares of e.Digital Corporation ("EDIG") for a gain of $988,112.

We experienced a loss from operations of $1,934,624 during the six months ended March 31, 2000, compared to a loss from operations of $1,571,589 for the comparable six months ended March 31, 1999. The $363,035 increase is primarily due to increase in research and development expenditures. The net loss from operations for the three months ended March 31, 2000 was $1,279,137 compared to $750,508 for the second quarter of the prior year.

The net loss available to common stockholders for the three and six months ended March 31, 2000 of $2,932,785 and $3,505,886 respectively, included $51,191 and
$82,757 of accrued accretion on the Series B and Series C Preferred Stock, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $30,000 and in the Series C Preferred Stock of $1,031,250. Such imputed deemed dividends are not included in the Company's stockholders equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders.

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

LIQUIDITY AND CAPITAL RESOURCES
Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the six months ended March 31, 2000, the Company experienced a net loss of $913,879. In addition to this amount, $1,529,974 of cash was used in operating activities through a $66,835 decrease in accounts payable and a $9,831 increase in account receivable, as adjusted. Operating cash was provided by a $66,049 decrease in inventories and a $148,746 decrease in prepaid expenses.

At March 31, 2000, we had gross accounts receivable of $176,364 as compared to $166,533 at September 30, 1999. This represented approximately 88.6 days of sales. The increase in receivables resulted from increased product sales in the current year. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the six months ended March 31, 2000, the Company used approximately $29,251 for the purchase of laboratory and computer equipment and made a $71,635 investment in patents and new patent applications. The Company made a deposit as partial payment on new technology of $150,000 during the second quarter ended March 31, 2000. The Company is required to pay an additional $150,000 for the purchase of the new technology within seven days of the closing date of the agreement see Note 9 to the unaudited Interim Financial Statements. We anticipate significant investments in patents in fiscal 2000 and requirements for additional equipment for developing SFT, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At March 31, 2000, we had working capital of $7,164,251 and at September 30, 1999, we had working capital of $1,096,475.

We have financed our operations primarily through the sale of preferred stock, exercise of stock options, issuances of convertible notes, proceeds from the sale of shares of EDIG and margins from consumer product sales. At March 31, 2000, we had cash of $7,186,255. Primarily as a result of the sale of our EDIG shares in January 2000 and the issuance of the Series C preferred stock, our cash position increased by approximately $7 million from September 30, 1999. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

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

BUSINESS RISKS
This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in our Annual Report on Form 10-K for the year ended September 30, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of approximately $7,186,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

ITEM 2. CHANGES IN SECURITIES
(a)  Not applicable

(b) As more particularly described below, the Company sold 300,000 shares of Series C Preferred Stock, par value $.00001 ("Series C") in March 2000. The Series C is entitled to a liquidation preference over the common stock equal to the purchase price of the Series C increased by 6% per annum. The Series C is also entitled to a cash dividend equal 6% of the liquidation preference when, as and if a cash dividend is declared on the common stock. The Series C dividend must be paid in preference and priority to a dividend on the common stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair the Company's ability to declare a dividend on the common stock were it to choose to do so. At this time, the Company does not intend to declare dividends on the common stock in the foreseeable future.

(c) The following is a description of the equity securities sold by the Company during the second fiscal quarter ended March 31, 2000 that were not registered under the Securities Act:

     In March 2000 the Company sold in a private offering for cash at $20.00 per share a total of 300,000 shares of Series C to a limited number of investors ("Preferred Shareholders") for an aggregate of $6,000,000. The dollar amount of the Series C Stock, increased by $1.20 per share per annum and other adjustments, at the election of the Preferred Shareholder, may be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the volume rated average market price of the common stock for the five trading days prior to conversion, but in no event less than $5.75 per share. The Series C Stock may not be converted at less than $8.00 per share prior to August 31, 2000. The shares of Series C Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten consecutive trading days and subject to certain conditions are met. The Series C Stock will be subject to automatic conversion on March 31, 2003 .

     Each purchaser was also granted a warrant to purchase one common share of the Company at $11.00 per share, subject to certain future adjustments, until March 31, 2003 ("Warrant") for each share of Preferred Stock (aggregate Warrants exercisable into 300,000 shares). These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Series C Stock and Warrants and will be placed on the shares issuable upon conversion of the Preferred Stock or exercise of the Warrants unless registered under the Act prior to issuance. The Company has agreed to file a registration statement covering the common stock issuable on conversion of the Series C Stock and exercise of the Warrants.

     Net proceeds from the sale of the Series C Stock of approximately $5,925,000 are intended primarily for working capital to continue the Company's efforts to exploit its SFT and HSS technologies and other technologies. There can be no guarantee that the Company will successfully develop or exploit its various technologies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's fiscal 2000 Annual Meeting of Stockholders held on April 11, 2000, the following individuals, constituting all of the members of the Board of Director were elected: Cornelius J. Brosnan, Elwood G. Norris, Richard M. Wagner, David J. Carter, O'Connell J. Benjamin.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1.   Election of Directors:

                            Affirmative
                               Votes         Negative Votes       Votes Withheld
                            ----------       --------------       --------------
Cornelius J. Brosnan ...    10,508,232            -0-                  83,245
Elwood G. Norris .......    10,578,732            -0-                  12,745
Richard M. Wagner ......    10,577,832            -0-                  13,645
David J. Carter ........    10,578,732            -0-                  12,745
O'Connell J. Benjamin ..    10,513,232            -0-                  78,245

2. To approve amendment to the Company's 1997 Stock Option Plan to increase the aggregate number of shares of Common Stock for issuance under the plan by 500,000 shares.

                            Affirmative
                               Votes         Negative Votes       Votes Withheld
                            ----------       --------------       --------------
                            10,269,978          244,305               64,441

3. To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 2000.

                            Affirmative
                               Votes         Negative Votes       Votes Withheld
                            ----------       --------------       --------------
                            10,517,479           30,295               31,050


ITEM 5. OTHER INFORMATION
     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:

     3.1.5 Corrected Certificate of Designations of Series C Preferred Stock filed with Delaware on April 19, 2000. file as exhibit 3.1.5 to ATC's Form 8-K dated April 19, 2000.

     4.9 Form of Stock Purchase Warrant exercisable at $11.00 per share until March 31, 2002 granted to thirty-six investors for an aggregate of 300,000 common shares.

     27    Financial Data Schedule

(a)  Reports on Form 8-k(b)

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN TECHNOLOGY CORPORATION

Date:  April 28, 2000         By:   /s/ RENEE WARDEN
                                    ----------------
                                    Renee Warden, Chief Accounting
                                    Officer, Treasurer and Corporate Secretary
                                    (Principal Financial and Accounting Officer
                                    and duly authorized to sign on behalf of the
                                    Registrant)