Form 10-Q
period 2000-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2000-08-11
CIK 924383

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

                  For the quarterly period ended June 30, 2000
                                                 -------------

                         Commission File Number 0-24248
                                                -------


                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                  87-03261799
   ------------------------------                 ------------------------
  (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
   incorporation or organization)


   13114 Evening Creek Drive South, San Diego, California              92128
   ------------------------------------------------------              -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                          12,064,714
--------------------------------                ------------------------------
           (Class)                              (Outstanding at August 4, 2000)

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Balance Sheets as of June 30, 2000 (unaudited)
                    and September 30, 1999 ...................................    3

                  Statements of Operations for the three and nine months ended
                    June 30, 2000 and 1999 (unaudited) .......................    4

                  Statements of Comprehensive Loss for the three and nine
                    months ended June 30, 2000 and 1999 (unaudited) ..........    5

                  Statements of Cash Flows for the nine months ended
                    June 30, 2000 and 1999 (unaudited) .......................    6

                  Notes to Interim Financial Statements ......................    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .................................   10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .   13


PART II. OTHER INFORMATION ...................................................   13

         Item 1.  Legal Proceedings ..........................................   13
         Item 2.  Changes in Securities and Use of Proceeds ..................   13
         Item 3.  Defaults upon Senior Securities ............................   13
         Item 4.  Submission of Matters to a Vote of Security Holders ........   13
         Item 5.  Other Information ..........................................   14
         Item 6.  Exhibits and Reports on Form 8-K ...........................   14



SIGNATURES ...................................................................   15

                         AMERICAN TECHNOLOGY CORPORATION
                                 BALANCE SHEETS

                                                                                     June 30,       September 30,
                                                                                       2000             1999
                                                                                    ------------    ------------
                                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash ..........................................................................   $  5,898,362    $    590,236
  Investment securities available for sale (note 7) .............................           --           299,648
  Trade accounts receivable, less allowance of $20,000 and $8,000
      for doubtful accounts, respectively .......................................        138,519         158,533
  Inventories (note 5) ..........................................................        228,139         287,321
  Prepaid expenses and other ....................................................         11,377         204,581
                                                                                    ------------    ------------
Total current assets ............................................................      6,276,397       1,540,319
                                                                                    ------------    ------------
  Equipment, net ................................................................        157,804         133,047
  Patents, net ..................................................................        588,072         487,670
  Purchased technology, net (note 6) ............................................      1,402,500            --
                                                                                    ------------    ------------
Total assets ....................................................................   $  8,424,773    $  2,161,036
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..............................................................   $    271,928    $    333,754
  Accrued liabilities:
  Payroll and related ...........................................................         45,897          94,695
  Other .........................................................................         46,380          15,395
                                                                                    ------------    ------------
Total current liabilities .......................................................        364,205         443,844
                                                                                    ------------    ------------
Commitments and contingencies

Stockholders' Equity (note 8)
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
   Series B Preferred stock 250,000 shares designated: 192,260 and 250,000 issued
    and outstanding, respectively ...............................................              2               3
   Series C Preferred stock 300,000 shares designated: 300,000 and nil issued
    and outstanding, respectively ...............................................              3            --
  Common stock, $0.00001 par value; 20,000,000 shares authorized
     12,064,714 and 11,464,213 shares issued and outstanding, respectively ......            121             115
  Additional paid-in capital ....................................................     21,632,338      13,251,171
  Notes receivable ..............................................................        (27,895)        (27,895)
  Accumulated deficit ...........................................................    (13,544,001)    (11,805,647)
  Accumulated other comprehensive income (note 7) ...............................           --           299,445
                                                                                    ------------    ------------
Total stockholders' equity ......................................................      8,060,568       1,717,192
                                                                                    ------------    ------------
Total liabilities and stockholders' equity ......................................   $  8,424,773    $  2,161,036
                                                                                    ============    ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                AMERICAN TECHNOLOGY CORPORATION
                    STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                         Three Months Ended June 30,      Nine Months Ended June 30,
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
Revenues:
  Product sales ......................................   $    261,119    $    320,250    $  1,006,527    $    601,105
  Contract and license ...............................         78,955            --           134,727            --
                                                         ------------    ------------    ------------    ------------
Total revenues .......................................        340,074         320,250       1,141,254         601,105
                                                         ------------    ------------    ------------    ------------
Cost of revenues .....................................        164,931         187,702         776,195         400,977
                                                         ------------    ------------    ------------    ------------
Gross profit .........................................        175,143         132,548         365,059         200,128
                                                         ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and administrative ................        663,735         466,425       1,880,746       1,607,132
  Research and development ...........................        431,221         283,705       1,338,750         782,167
                                                         ------------    ------------    ------------    ------------
Total operating expenses .............................      1,094,956         750,130       3,219,496       2,389,299
                                                         ------------    ------------    ------------    ------------

Loss from operations .................................       (919,813)       (617,582)     (2,854,437)     (2,189,171)
                                                         ------------    ------------    ------------    ------------
Other income (expense):
  Interest income ....................................         95,338          14,469         128,826          48,904
  Gain on sale of investment securities (note 7)......           --              --           988,112            --
  Other ..............................................           --              (866)           (855)         (1,097)
                                                         ------------    ------------    ------------    ------------
Total other income (expense) .........................         95,338          13,603       1,116,083          47,807
                                                         ============    ============    ============    ============

Net loss .............................................   $   (824,475)   $   (603,979)   $ (1,738,354)   $ (2,141,364)
                                                         ============    ============    ============    ============
Net loss available to common stockholders (note 3) ...   $   (943,308)   $   (671,479)   $ (4,449,194)   $ (2,870,962)
                                                         ============    ============    ============    ============
Net loss per share of common stock - basic and diluted   $      (0.08)   $      (0.06)   $      (0.38)   $      (0.25)
                                                         ============    ============    ============    ============
Average weighted number of common shares outstanding .     11,902,024      11,416,579      11,702,266      11,392,750
                                                         ============    ============    ============    ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                        STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                        Three Months Ended June 30,   Nine Months Ended June 30,
                                            2000           1999          2000           1999
                                        -----------    -----------    -----------    -----------
Net Loss ............................   $  (824,475)   $  (603,979)   $(1,738,354)   $(2,141,364)
Unrealized holding gain on securities
   available for sale ...............          --          514,810           --          537,340
                                        -----------    -----------    -----------    -----------
Comprehensive loss ..................   $  (824,475)   $   (89,169)   $(1,738,354)   $(1,604,024)
                                        ===========    ===========    ===========    ===========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                         AMERICAN TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended June 30,
                                                                          2000           1999
                                                                       -----------    -----------
Increase (Decrease) in Cash
Operating Activities:
Net loss ...........................................................   $(1,738,354)   $(2,141,364)
Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization ..................................        89,900         84,168
    Allowance for doubtful accounts ................................        12,000           --
    Common stock issued for services and compensation ..............        81,110        108,205
    Stock options granted for services .............................          --           77,000
    Gain on sales of investment securities .........................      (988,112)          --
Changes in assets and liabilities:
     Trade accounts receivable .....................................         8,014       (138,608)
     Inventories ...................................................        59,182       (179,126)
     Prepaid expenses and other ....................................       193,204        (33,301)
     Accounts payable ..............................................       (61,826)        56,017
     Accrued liabilities ...........................................       (17,813)        13,179
                                                                       -----------    -----------
Net cash used in operating activities ..............................    (2,362,695)    (2,153,830)
                                                                       -----------    -----------
Investing Activities:
Purchase of equipment ..............................................       (99,270)       (40,979)
Patent costs paid ..................................................      (115,788)      (159,975)
Deposit on technology purchase .....................................      (440,000)          --
Proceeds from sales of investment securities .......................       988,314           --
                                                                       -----------    -----------
Net cash provided by (used in) investing activities ................       333,256       (200,954)
                                                                       -----------    -----------
Financing Activities:
Proceeds from issuance of preferred stock, net .....................     5,925,000      2,480,000
Proceeds from exercise of common stock warrants ....................       972,500           --
Proceeds from exercise of stock options ............................       440,065        169,090
                                                                       -----------    -----------
Net cash provided by financing activities ..........................     7,337,565      2,649,090
                                                                       -----------    -----------
Net increase in cash ...............................................     5,308,126        294,306
Cash, beginning of period ..........................................       590,236      1,034,577
                                                                       -----------    -----------
Cash, end of period ................................................   $ 5,898,362    $ 1,328,883
                                                                       ===========    ===========

Supplemental disclosure of noncash investing and financing
 activities:
   Common stock issued for the purchase of technology ..............       962,500           --

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

3. NET LOSS PER SHARE
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 3,600,865 shares of common stock were outstanding at June 30, 2000 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,608,299 shares of common stock were outstanding as of June 30, 1999. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders was increased during the three and nine months ended June 30, 2000 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock and Series C Preferred Stock (see Note 8). The Company calculated the fair value of the warrants at $595,000 and $1,478,000, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $60,000 and in the Series C Preferred Stock of $1,031,250. Such imputed deemed dividends are not included in the Company's stockholders' equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company's Series B Preferred Stock provides for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the period ended June 30, 2000 was $97,042 and $104,548, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                      Three months ended            Nine months ended
                                                           June 30                       June 30
                                                     2000            1999          2000           1999
                                                  -----------    -----------    -----------    -----------
Net Loss ......................................   $  (824,475)   $  (603,979)   $(1,738,354)   $(2,141,364)
Imputed deemed dividend on warrants
  issued with Preferred Stock .................          --             --       (1,478,000)      (595,000)
Accretion on Series B Preferred
 Stock at stated rate .........................       (28,760)       (37,500)       (97,042)       (74,598)
Accretion on Series C Preferred Stock
  at stated rate ..............................       (90,073)          --         (104,548)          --
Series B and Series C Preferred Stock imputed
  deemed dividend based on discount at issuance          --          (30,000)    (1,031,250)       (60,000)
                                                  -----------    -----------    -----------    -----------
Net loss available to common stockholders .....   $  (943,308)   $  (671,479)   $(4,449,194)   $(2,870,962)
                                                  ===========    ===========    ===========    ===========

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2000.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 2000:

                  Finished goods ...............   $ 155,662
                  Raw materials ................      92,477
                  Reserve for obsolete inventory     (20,000)
                                                   ---------
                                                   $ 228,139
                                                   =========

6. PURCHASED TECHNOLOGY
In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of Common Stock. The 200,000 shares of Common Stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 200,000 shares of Common Stock upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased loudspeaker technology. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

7. INVESTMENT SECURITIES
During the nine months ended June 30, 2000, the Company received $988,270 from the sale of 225,000 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. At June 30, 2000 the Company no longer holds available for sale investment securities.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

8. STOCKHOLDERS' EQUITY
At June 30, 2000, the Company had 192,260 shares of Series B Preferred Stock, par value $0.00001 ("Series B Stock") issued and outstanding. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. At June 30, 2000 the Series B Stock would have been convertible into 419,264 shares of Common Stock. In connection with the Series B stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001.There were 240,000 warrants outstanding as of June 30, 2000.

On March 16, 2000 the Company issued 300,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") for cash at $20.00 per share for net proceeds of approximately $5,925,000. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The Series C Stock may not be converted at an effective price of less than $8.00 per share until August 31, 2000. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. At June 30, 2000, the Series C Stock would have been convertible into 763,068 shares of Common Stock. In connection with the sale of Series C Stock, the Company issued warrants to the purchasers to purchase an aggregate of 300,000 shares of Common Stock at $11.00 per share until March 31, 2003.

In connection with the Series C Stock financing, the Company incurred placement fees, legal and related costs of $75,000 and issued a warrant to purchase 75,000 shares of Common Stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2000:


                                                                                                        Additional
                                                  Preferred Stock               Common Stock              Paid-In      Accumulated
                                               Shares        Amount          Shares        Amount         Capital        Deficit
                                              -------    ------------      ----------   ------------   ------------   ------------
Balance as of October 1, 1999 ........        250,000    $          3      11,464,213   $        115   $ 13,251,171   $(11,805,647)
Issuance of Common Stock:
  Upon exercise of stock options .....           --              --            88,600              1        440,064           --
  Purchase of technology .............           --              --           200,000              2        962,498           --
  For compensation and services ......           --              --             8,233           --           81,110           --
  Upon exercise of warrants ..........           --              --           147,500              2        972,498           --
  Cashless exercise of warrants ......           --              --            33,452           --             --             --
Conversion of Series B preferred stock        (57,740)             (1)        122,716              1           --             --
Issuance of Series C preferred stock .        300,000               3            --             --        5,924,997           --
Net loss .............................           --              --              --             --             --       (1,738,354)
                                              -------    ------------      ----------   ------------   ------------   ------------
Balance as of June 30, 2000 ..........        492,260    $          5      12,064,714   $        121   $ 21,632,338   $(13,544,001)


The following table summarizes information about stock option activity during the third quarter ended June 30, 2000:

                                                                      Weighted Average
                                                          Shares       Exercise Price
                                                        ---------     ----------------
Outstanding October 1, 1999 ..................          1,582,300          $   5.16
  Granted ....................................            133,600          $   7.84
  Canceled/expired ...........................             (6,267)         $   5.72
  Exercised ..................................            (88,600)         $   4.97
                                                        ---------
Outstanding June 30, 2000 ....................          1,621,033          $   5.32
Exercisable at June 30, 2000 .................          1,092,949          $   4.03
                                                        =========

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

8. STOCKHOLDERS' EQUITY (CONT'D)
Options outstanding are exercisable at prices ranging from $0.50 to $16.00 and expire over the period from 2000 to 2005 with an average life of 2.50 years.

At June 30, 2000, the Company had warrants outstanding, exercisable into the following number of common shares:

            Number           Exercise Price            Expiration Date
            ------           --------------            ---------------
            82,500               $  7.50                August 1, 2000
           240,000               $  6.00             November 30, 2001
            50,000               $ 16.00                  May 12, 2003
            50,000               $ 10.00               January 5, 2004
           300,000               $ 11.00                 June 30, 2003
            75,000               $ 11.00                 June 30, 2005
           -------
           797,500
           =======

9. INCOME TAXES
At June 30, 2000, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $10,500,000 which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." ALSO SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999.

OVERVIEW
We are focused on commercializing our proprietary Stratified Field Technology and completing the development and commercializing our HyperSonic Sound technology. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity, low distortion sound reproduction. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our strategy is to commercialize these technologies through OEMs ("Original Equipment Manufacturer") by entering into licensing or contract supply agreements. There is no guarantee we will be successful in commercially exploiting our sound technologies.

We have entered into a technology license agreement with Thomson Audio Hong Kong, a subsidiary of Thomson Multimedia (RCA and Thomson brand names). The license agreement authorizes Thomson Audio to manufacture and market our SFT thin-panel technology for Audio and Home Theater Systems applications. Thomson Audio may also serve as an OEM source to also produce transducers and speakers for our other future OEM customers who prefer outsourcing manufacturing. There is no guarantee that customers will successfully develop or exploit commercially viable sound products due to the inherent risks of new technology introduction, financial limitations, competition and other factors beyond our and their control.

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

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of ten products (including FM and solar radios) targeted for niche markets at retail prices ranging from $3.50 to $51.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. We cannot guarantee that these products can be successfully marketed in any significant volume.

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


RESULTS OF OPERATIONS
Total revenues for the nine months ended June 30, 2000 were $1,141,254, a 90% increase from the nine months of the prior year. Revenues for the three month period ending June 30, 2000 and 1999 were $340,074 and $320,250, respectively. Retail revenue increased due to our expanding presence in the market place. Contract and service revenue for the third quarter ending June 30, 2000 was $134,727. For the three month period ending June 30, 2000 revenue earned from contracts and licenses was $78,955. The Company had no contract and license revenue for fiscal year 1999. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the nine months ended June 30, 2000 were $776,195 resulting in a gross profit of $365,059 or 32%. This compares to a gross profit of $200,128 or 33% for the comparable period of the prior year. Cost of sales for the three months ended June 30, 2000 were $164,931 with a gross profit of $175,143. The fiscal 2000 third quarter gross profit increase was generated in part from the sale of closeout inventory marked down in a prior period. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses were $1,880,746 for the nine months ended June 30, 2000, compared to $1,607,132 for comparable period of the prior year. Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999 were $663,735 and $466,425, respectively. The $273,614 increase resulted from a $127,721 increase in legal costs, a $72,874 increase in travel and related costs and a $33,500 expense to bad debt. We may expend additional resources on marketing SFT and HSS technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the nine months ended June 30, 2000, were $1,338,750 compared to $782,167 for the comparable nine months of the prior year. The $556,583 increase resulted primarily from an increase in SFT and HSS technology development activities and related personnel and component costs. Likewise, research and development expenses for the third fiscal quarter ended June 30, 2000 were $431,221, a $147,516 increase from the prior year period. This increase was primarily due to increased research and development personnel on staff during the current year.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2001 research and development costs to remain at higher levels than the prior year due to increased staffing and the use of outside design and consultants.

We recorded in selling, general and administrative expenses a non-cash compensation expense of $185,205 for the nine months ended June 30, 1999.The $185,205 of non-cash compensation expense for fiscal year 1999 included the $77,000 value attributable to stock options granted to consultants on 30,000 shares of Common Stock and $108,205 of services paid through the issuance of 21,158 shares of Common Stock. Included in selling, general and administrative expense for the nine months ended June 30, 2000 is non-cash compensation expense of $81,110 which is the result of services paid through the issuance of 8,233 shares of Common Stock. Non-cash compensation costs vary depending on elections regarding the use of Common Stock to pay services and other factors related to warrants and option valuations. During the second fiscal quarter of 2000, we sold 175,000 shares of e.Digital Corporation ("EDIG") for a gain of $988,112.

We experienced a loss from operations of $2,854,437 during the nine months ended June 30, 2000, compared to a loss from operations of $2,189,171 for the comparable nine months ended June 30, 1999. The $665,266 increase is primarily due to increase in research and development expenditures. The net loss from operations for the three months ended June 30, 2000 was $919,813 compared to $617,582 for the second quarter of the prior year.

The net loss available to common stockholders for the three and nine months ended June 30, 2000 of $943,308 and $4,449,194, respectively, included $97,042 and $104,548 of accrued accretion on the Series B and Series C Preferred Stock, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $60,000 and in the Series C Preferred Stock of $1,031,250. Such imputed deemed dividends are not included in the Company's stockholders' equity as the Company has an accumulated deficit. These amounts are included in net loss available to common stockholders.

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


LIQUIDITY AND CAPITAL RESOURCES
Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the nine months ended June 30, 2000, the Company experienced a net loss of $1,738,354. In addition to this amount, $2,362,695 of cash was used in operating activities through a $61,826 decrease in accounts payable and a $17,813 decrease in accrued liabilities, as adjusted. Operating cash was provided by a $59,182 decrease in inventories, a $8,014 decrease in accounts receivable and a $193,204 decrease in prepaid expenses.

At June 30, 2000, we had gross accounts receivable of $158,519 as compared to $166,533 at September 30, 1999. This represented approximately 83 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the nine months ended June 30, 2000, the Company used approximately $99,270 for the purchase of laboratory and computer equipment and made a $115,788 investment in patents and new patent applications. The Company made a deposit as partial payment on new technology of $150,000 during the second quarter ended March 31, 2000. During the third quarter the Company paid an additional $290,000 for the purchase of the new technology. We anticipate significant investments in patents in fiscal 2000 and requirements for additional equipment for developing SFT, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At June 30, 2000, we had working capital of $5,912,192 and at September 30, 1999, we had working capital of $1,096,475.

We have financed our operations primarily through the sale of Preferred Stock, exercise of stock options, issuance's of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At June 30, 2000, we had cash of $5,898,362. Primarily as a result of the sale of the investment securities in January 2000 and the issuance of the Series C Preferred Stock, our cash position increased by approximately $5.3 million from September 30, 1999. Based on our cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and ; (c) royalty revenue against existing license agreements; we believe we have sufficient capital resources for the next twelve months. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.


NEW ACCOUNTING PRONOUNCEMENTS
A number of new pronouncements have been issued for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 8, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the Company's financial statements.


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

We are exposed to some market risk through interest rates, related to our investment of our current cash of $5,898,362. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1. Election of Directors:

                               Affirmative Votes      Negative Votes       Broker non-votes     Abstention
                               -----------------      --------------       ----------------     ----------
Cornelius J. Brosnan              10,508,232               -0-                  83,245             -0-
Elwood G. Norris                  10,578,732               -0-                  12,745             -0-
Richard M. Wagner                 10,577,832               -0-                  13,645             -0-
David J. Carter                   10,578,732               -0-                  12,745             -0-
O'Connell J. Benjamin             10,513,232               -0-                  78,245             -0-


2. To approve amendment to the Company's 1997 Stock Option Plan to increase the aggregate number of shares of Common Stock for issuance under the plan by 500,000 shares.

        Affirmative Votes   Negative Votes    Broker non-votes    Abstention
        -----------------   --------------    ----------------    -----------
           10,269,978          244,305             64,441            -0-


3. To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 2000.

       Affirmative Votes   Negative Votes    Broker non-votes    Abstention
       -----------------   --------------    ----------------    -----------
          10,517,479          30,295              31,050             -0-



ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS:

  2.1 Asset Purchase Agreement dated as of April 11, 2000 between the Company and Hucon Limited, David Graegener and Stephen M. Williams filed as Exhibits 10.1 to ATC's Form 8-K dated April 26, 2000. The schedules and exhibits referenced in this exhibit have not been included because they contain information that is otherwise discussed in the agreement; they will be forwarded supplementary to the Commission upon request.

 10.19 Employment agreement effective as of February 15, 2000 between the Company and Stephen M. Williams filed as Exhibit 10.2 to the Company's Form 8-K dated April 26, 2000.

 10.20 Employment Agreement effective as of February 15, 2000 between the Company and David Graebener filed as Exhibit 10.3 to the Company's Form 8-K dated April 26, 2000.

 27     Financial Data Schedule


(b) REPORTS ON FORM 8-K

   The Company filed two reports on Form 8-K during the third fiscal quarter ended June 30, 2000. The report dated April 19,2000 reported an Item 5 event related to the placement of $6,000,000 of Convertible Series C Preferred Stock. The report dated April 26, 2000 reported an Item 2 event related to the purchase of technology.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TECHNOLOGY CORPORATION

Date:  August 14, 2000                   By: /s/ RENEE' WARDEN
                                             -------------------------------
                                             Renee' Warden, Chief Accounting
                                             Officer, Treasurer and Corporate
                                             Secretary (Principal Financial and
                                             Accounting Officer and duly
                                             authorized to sign on behalf
                                             of the Registrant)