Form 10-K
period 2000-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2000-12-29
CIK 924383

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                         Commission File Number 0-24248
                                               --------

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

                                 (858) 679-2114
                                ---------------
              (Registrant's telephone number, including area code)

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

As of December 27, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $29.1 million.

The number of shares of Common Stock, $.00001 par value, outstanding on December 27, 2000, was 13,292,099

                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Year 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

================================================================================

                               TABLE OF CONTENTS
                                                                        Page
                                                                        ----
                                     PART I
ITEM 1.    Business                                                         3
ITEM 2.    Properties                                                      13
ITEM 3.    Legal Proceedings                                               13
ITEM 4.    Submission of Matters to a Vote of Security Holders             13

                                    PART II
ITEM 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                            13
ITEM 6.    Selected Financial Data                                         13
ITEM 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk      20
ITEM 8.    Financial Statements and Supplementary Data                     20
ITEM 9.    Changes in and Disagreement with Accountants on
            Accounting and Financial Disclosure                            20

                                    PART III
ITEM 10.   Directors and Executive Officers of the Registrant              20
ITEM 11.   Executive Compensation                                          20
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management  20
ITEM 13.   Certain Relationships and Related Transactions                  21

                                    PART IV
ITEM 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                       21

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

                                     PART I
Item 1. Business

Overview

American Technology Corporation develops, markets and licenses proprietary sound reproduction and other technologies. Our primary marketing focus is on four of our proprietary sound reproduction technologies:

*  HSS(TM), HyperSonic(TM) Sound Technology
*  SFT, Stratified Field(TM) Technology
*  NeoPlanar(TM) Technology
*  PureBass(TM), Sub-Woofer Technology

We also market a line of portable consumer products under our own label and are developing other new technologies. We operate in one business segment, electronic products.

Our HyperSonic Sound technology is a new method of sound reproduction. Sound is generated in an air column using ultrasonic frequencies, those above the normal range of hearing. Our proprietary electronic process generates an ultrasonic beam to interact in mid-air producing wide spectrum audio along the beam. The sound beam has a very high degree of directionality and maintains sound volume over longer distances than traditional methods of sound reproduction. We believe HyperSonic Sound has unique features useful in new sound applications. Initial marketing is targeted at specialized markets benefiting from highly directional sound.

Stratified Field is an advanced speaker technology that shares certain characteristics of electrostatic speakers. Electrostatic speakers employ a thin plastic film to radiate sound and are known for very high sound quality and low distortion. Our Stratified Field technology is a non-magnetic thin panel speaker design that we believe has performance advantages over traditional speakers and other thin panel speakers. Stratified Field is being targeted at the home and multimedia speaker markets.

NeoPlanar technology is a thin film magnetic speaker which can be produced as thin as 1/8". This speaker uses novel films and magnetic materials which we believe results in superior sound quality, reduced distortion and greater sound volume for a given size than traditional planar (flat or thin) magnetic speaker devices. Our NeoPlanar speaker technology is targeted at the automotive and multimedia speaker markets.

Our PureBass extended range sub-woofer was designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters which we believe produces improved performance. We believe PureBass minimizes distortion, provides high output for its size, and results in economic system costs when compared to conventional woofer systems. It provides a high frequency interface with upper range satellite speaker systems. We are marketing this technology as a complement to our Stratified Field and NeoPlanar speakers.

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

We have an innovative engineering and development team of 16 persons. We have developed and own other technologies in various stages of development. Our strategy is to focus on sound reproduction technologies and to license or sell other technologies incubated by our development team.

We also label, under the American Technology brand, portable consumer products, primarily sourced from foreign manufacturers. We currently market and distribute approximately 13 portable consumer products with retail prices ranging from $11.99 to $29.99. The marketing of portable consumer products provided substantially all revenues during fiscal 2000, 1999 and 1998. However the majority of marketing and development costs during fiscal 2000 were incurred towards our sound technologies.

American Technology was incorporated in the State of Utah on February 11, 1980 as Chasko, Inc. and on April 7, 1982 our name was changed to American Technology Corporation. From inception to 1988, we were engaged in electronic product development. From 1988 to early 1992, we were inactive due to inadequate financial resources. In early 1992 our company was brought into good standing and restructured. On June 19, 1992 we redomiciled from the State of Utah to the State of Delaware.

Since the 1992 restructuring, our operations have focused on developing sound reproduction technology assets. Our shares trade on NASDAQ under the symbol "ATCO." Our address is 13114 Evening Creek Drive South, San Diego, California, and our telephone number is 858-679-2114. Our Internet site is located at www.atcsd.com.

Recent Key Business Developments
During fiscal 2000 and during the period since September 30, 2000 to the date of this report we achieved some important business developments:

* We completed development of our Stratified Field technology, licensed the technology to two licensees including Thomson Audio Hong Kong, a subsidiary of Thomson Multimedia, a leading producer of consumer electronics. We also demonstrated our ability to complete the technology transfer of this technology to customers.
* We produced new HyperSonic Sound emitters and substantially improved our electronic systems to further reduce distortion and improve output and performance. We are working with the Bath Iron Works division of General Dynamics and a new licensee focusing on the trade show, exhibit, event and point-of-purchase market segments to exploit our HSS technology.
* With the development milestones achieved with HyperSonic Sound and our belief that this technology offers unique sound opportunities, we have focused additional resources and marketing efforts to exploit this technology.
* In April 2000 we purchased our NeoPlanar technology and since the acquisition have developed and improved the technology to the point where we believe the technology can be commercialized. We are actively pursuing licensees in the automotive and multimedia markets. According to industry insiders the OEM automotive speaker market consists of 200 million units per year worldwide.
* We developed and began licensing a new sub-woofer technology, PureBass. PureBass complements our Stratified Field and NeoPlanar technologies to provide a complete system solution to prospective licensees.
* During the period described above we substantially expanded our portfolio of intellectual property. During this time we filed ten additional U.S. patent applications and continued efforts to expand patent coverage in major countries throughout the world.

We believe the above developments should allow us to recognize sound technology revenues in fiscal 2001 and beyond.

Sound Reproduction Industry Overview
The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to re-create the top end of the audio spectrum, to mid-range speakers and woofers to address the lower frequencies. Conventional loudspeakers generally are direct radiating. They is fundamentally a piston-like device designed to directly pump air molecules into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been, until recently, few fundamental changes in speaker design or in the way electrical impulses are converted to sound. Electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser or data in memory. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, we believe loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion.

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

The rapid emergence of flat panel computer and television monitors and the growing multimedia computer market provides opportunities for thin flat panel speaker designs. Several designs of direct radiating speakers are currently associated with thinner or flat speaker products. These include electrostatic speakers, planar magnetic speakers and magnetic actuated panel speakers. An electrostatic loudspeaker generally employs a diaphragm (generally a thin plastic film) which is tensioned between two conductive planes. A charge is applied to the diaphragm and charges are alternated between the two conductive planes to move the diaphragm thus moving air to create audible tones. Based on the size of the device and the speed of the movement of the diaphragm, various sound pressure levels and frequencies are produced. Generally electrostatic speakers are:

*   low in distortion, high in sound quality
*   quite large in order to produce low frequencies
*   difficult to manufacture due to high tolerances, resulting in high cost

A planar magnetic loudspeaker combines some aspects of traditional direct radiating speakers and electrostatic designs. In the traditional planar design, conducting wires are imbedded in a large plastic film or sheet, and magnets are employed to create a magnetic field around the sheet to radiate sound similar to an electrostatic speaker. Certain flat panel designs employ a magnetic actuator or exciter to excite a rigid panel to radiate sound. Traditional planar speakers are generally expensive and difficult to produce.

Our HyperSonic Sound technology employs new concepts not previously commercialized by others.

Our Sound Solutions

We believe our solutions reflect significant improvements to electrostatic and planar magnetic designs. Our HyperSonic Sound solution innovates novel new concepts. Our primary development and marketing focus is on the following four sound reproduction technologies.

HyperSonic Sound Technology
---------------------------

Our HyperSonic Sound technology utilizes a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patent-pending electronic process creates and modulates (shapes) an ultrasonic wave that interacts in mid-air to produce wide spectrum audio.

HyperSonic Sound is partially based on a phenomenon in music known as Tartini tones, which were first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. Although others have experimented with these principles in the past (the general field of experimentation being described as parametric speakers), we believe we have created novel and proprietary methods to efficiently use these concepts to produce sufficient sound volume and quality capable of being commercially exploited. Our HyperSonic Sound technology and processes are the subject of nine issued patents and multiple pending patents.

HyperSonic Sound employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry intelligence (e.g. music, voice), and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but is actually created within and throughout the invisible beam of ultrasonic energy being emitted. Accordingly, if the beam is directed towards a wall, the sound emanates from the surface of the wall, and if the beam is directed to a person, the sound emanates at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate at the same rate over distance as it does with traditional speakers. We believe this unique feature provides greater volume at selected distant points with less energy.

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

We believe our HyperSonic Sound technology, comprised of the combination of proprietary electronics and proprietary custom ultrasonic emitters (specialized ultrasonic devices essentially taking the place of the radiating element of a loudspeaker) offers a number of advantages:

*   The ability to create an invisible beam to place sound where you want it
*   Elimination of the need for a speaker enclosure
*   Reduction of the effect of room acoustics on sound quality
*   Ability to manipulate or selectively position or diffuse the source of sound
*   Ability to deliver a beam of sound over long distances
*   Elimination of magnets, their weight and adverse effects
*   Elimination of feedback in professional applications

We believe our sound technologies offer important competitive advantages for original equipment manufacturers ("OEMs") and new features important to consumers. We believe our HyperSonic Sound technology will be utilized within the industrial applications, such as, trade show exhibits, Kiosk, military applications and other various directional applications. However, there can be no assurance our HyperSonic Sound or other sound technology advantages can be successfully implemented commercially or will achieve market acceptance.

Stratified Field Technology
---------------------------

We believe Stratified Field Technology, or SFT, is a thin, non-magnetic loudspeaker design providing high quality performance for a variety of applications. The term Stratified Field relates to the multiple layers of materials employed in the design. We have developed a number of distinct Stratified Field designs employing plastic film as the direct radiating element. During fiscal 2000 we focused on bringing our best performing design to market by developing manufacturing techniques to allow technology transfer. We believe this design offers advantages over existing electrostatic, traditional planar magnetic and magnetic actuated panel designs generally associated with flat speakers.

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

We have five issued U.S. patents and multiple pending patents on our Stratified Field speaker designs. Our Stratified Field designs can be shaped in cylinders and spheres. This flexibility provides unique product design opportunities for consumer product manufacturers. Our design eliminates the costs and the constraints of the normal "box" associated with loudspeakers. We believe the following attributes compare well on a competitive basis to conventional and other flat panel loudspeaker designs:

     Performance Attributes
     ----------------------

* Consistent radiation movement over the entire surface resulting in low distortion, smooth frequency response and low coloration of sound
*   Smooth, flat frequency response across the effective sound range
*   Low bass response compared to comparable size flat panels
*   Accurate imaging and high sound quality
*   Low mechanical vibration
*   Loss-less load (no heat is produced regardless of sound pressure level)
* No constraint on the ratio of height to width. Ability to curve and shape the panels to produce new product designs.

     Physical Attributes
     -------------------

* Thin physical format - as thin as 5 mm over the entire surface with no protruding actuator drive mechanism
*   Non-magnetic design employs no magnetic fields
*   Low moving mass producing minimal vibration
*   No requirement for a speaker box or enclosure
*   Radiating surface can be curved, shaped or cylindrical
*   Low overall weight

     Manufacturing Benefits
     ----------------------

*   Simple manufacturing process with robust design for manufacturability
*   High fidelity to cost ratio
*   Variable dimensions to meet custom application requirements
*   Multiple product mounting options
*   Low component and manufacturing costs

In our opinion, the above properties offer advantages for products such as flat panel video displays, laptop computers, home audio and theater systems, installed sound reinforcement, professional monitors, high-fidelity speakers, automotive systems and other applications requiring physically flat or thin (in the case of curved) panels but with high-quality audio performance.

Planar Magnetic Speaker Technology
----------------------------------

Our NeoPlanar technology is a thin film magnetic speaker which can be produced as thin as 1/8". This speaker uses novel films, magnetic materials and a new manufacturing process which we believe provides improved cost/performance benefits. Traditional planar magnetic speakers use materials with limited power handling ability and are generally associated with high distortion. Our novel designs result in greater power handling, lower mass and greater durability. As a result, we believe our NeoPlanar technology produces superior sound quality, higher sensitivity, while requiring lower wattage power amplifiers to produce higher sound pressure levels. We also believe our design provides extended high frequency output to meet the demands of new compact disks.

We have filed for patent protection of our NeoPlanar design that distinguish it from traditional planar magnetic speakers. We believe the high quality and high output of our very thin NeoPlanar technology is ideally suited to automotive and multimedia markets.

PureBass Sub-Woofer Technology
------------------------------

Our PureBass extended range sub-woofer was designed to complement our Stratified Field and NeoPlanar technologies. We believe traditional woofer technologies produce distortion with limited frequency range making it difficult to achieve accurate, seamless transition, upper range speakers. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters to produce low distortion and improved transition to high-performance speaker systems. While conventional sub-woofers crossover to upper range speakers at approximately 100-110 Hz, our extended range PureBass sub-woofer allows for crossover well over 220 Hz providing improved matching with thin panel speakers.

We believe the following characteristics distinguish PureBass technology:
* Our acoustic system filters incoming audio and reduces distortion components to produce a clean sound.
* These acoustic filters reduce cone motion at low frequencies while allowing greater output and power handling for a given size woofer.
* Higher upper range performance eliminates active or passive low range crossover systems associated with traditional woofers.
* Our higher transition frequencies reduces interference providing improved integration with upper range high-quality speakers.
* PureBass technology reduces the size, weight and cost of a comparably performing system.

We have filed multiple patent applications on various aspects of our PureBass technology and have innovated proprietary construction techniques for use by our existing licensees and future licensees. We are marketing this technology as a complement to our Stratified Field and NeoPlanar speakers. It also has applications in other high performance satellite speaker systems including home theater, multimedia, bookshelf systems, televisions and others.

Other Proprietary Technologies

We have other sound inventions and technologies in various stages of development including our Magnified Force Woofer ("MFW") technology and other woofer designs. In June 1998 we acquired certain rights to a patented method of producing powerful ultrasonic frequencies which may have applications for government and military applications. In late 1994, we innovated a proprietary method of tracking persons and objects utilizing Global Positioning System (GPS) technology. We own two U.S. patents on our GPS designs. We have been awarded one U.S. patent regarding our Engine Plasma Displacement (EPD) technology, a new method and system for reducing noise in jet engines. There can be no assurance that these technology concepts will function as theorized or that any practical product or technology will result from these inventions.

Our focus and our resources are on our sound reproduction technologies described above. We are not actively developing other non-sound technologies owned by us. Our strategy is to either sell or license these technologies, all of which require further development to assess commercial viability, or in the alternative to develop them at a later date not presently determinable. There can be no assurance we can sell, license or otherwise exploit these technologies or future technologies incubated by our engineers.

Our Strategy

The marketing of our sound technologies continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from users of our technologies. We are focusing our efforts on OEMs desiring to implement our technology in specific products or applications. Our strategy is to establish business relationships with leading participants in selected segments of the electronics and sound reproduction markets. We believe this strategy will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions, branding, distribution and market presence of OEMs in establishing and maintaining our technologies.

We also are implementing a branding strategy aimed to make HyperSonic Sound
(HSS), Stratified Field, NeoPlanar and PureBass synonymous with innovative, high-quality sound reproduction. We believe we can facilitate the rapid adoption of our technologies through licensing and technology collaboration arrangements with contract and OEM manufacturers. Key elements of our strategy include:

     1. Build on technical achievements allowing licensees to produce commercially viable products for consumers. We have converted our prototypes into designs and materials that licensees can use across a variety of targeted market segments. We expect to continue to improve our designs to benefit licensees.

     2. Expand patent coverage. We have filed multiple patent applications worldwide and expect to continue to file amendments, continuations and additional patents as development progresses. We believe the scope and breadth of our patents will be an important factor in the exploitation of our technologies.

     3. Implement a segmented and flexible licensing approach. We have identified a segmented licensing approach targeted at general fields of use. This approach may include developing one or more manufacturing partners to supply product to those OEMs not wishing to produce the core elements of our technologies. We may also sell key components or materials to make implementation simpler.

     4. Identify and determine market segment needs. We have identified and are focusing initial HyperSonic Sound marketing on certain government applications, public address and audio for point-of-purchase areas. Stratified Field marketing and licensing efforts are focused on four initial fields of use (a) computer multimedia (b) high-end televisions, (c) consumer home audio, and (d) professional audio. NeoPlanar technology is being targeted at the automotive market and computer multimedia markets. Our initial PureBass marketing is focused on serving as a complement to Stratified Field and NeoPlanar speakers to offer a total integrated system. We believe our technologies can become an important competitive features for OEMs and can also help OEMs achieve premium price or premium margins for their products.

     5. Support licensees and develop a market position. We support our licensees and manufacturers with technical support and on ongoing research and development effort. We require branding of our devices to create and build consumer awareness.

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

Markets and Licensing

According to the CEMA's (Consumer Electronics Manufacturer's Association) loudspeaker market estimates for the year 2000 the following represents the number of units sold and market value in the United States.

*   Home Speakers, 3.3 million units or $863 million
*   Aftermarket Automobile, 5.2 million units or $394 million
*   OEM Auto, 110 million units or $1.8 billion

In addition, according to CEMA more than $16 billion of personal computer equipment was sold in 1999, and substantially all of this equipment is sold with two loudspeaker drivers or bundled with two loudspeaker drivers. According to Frost & Sullivan research, the North American commercial and professional loudspeaker market in 2000 is estimated to be approximately $934 million.

We believe that our HyperSonic Sound technology can be utilized in both the commercial sound and point-of-sale markets. It has potential application in specialized home, automotive and government markets. Our Stratified Field technology is a thin, non-magnetic loudspeaker technology with a high audio "quality-to-cost ratio" and can be curved and shaped to fit design needs. We believe the primary target market for Stratified Field is in home speakers. Our NeoPlanar technology is a very thin, low-cost, flat magnetic speaker technology with high sound pressure capability and excellent fidelity. It is lighter than conventional loudspeakers and impervious to harsh environments. We believe the target markets for NeoPlanar include the automotive, professional, computer and home speaker markets. It also has been tested for operational use aboard vessels.

Licensing and Contracts
-----------------------

We seek to execute our licensing strategy through our marketing and executive personnel and through a business development and representation agreement with Teksel Co., Ltd. in Japan.

In June 1998, we executed our first license agreement on a early version of our Stratified Field technology with Authentic of Japan. We received an initial $50,000 non-refundable payment. As of the date of this report, Authentic has chosen not to develop this technology although they retain the right to do so including subsequent improvements developed by us.

In August 1998, we obtained an initial military contract for $20,000 from the U.S. Army Space and Missile Command to evaluate an application of the HSS technology. The project was completed in January 1999. In May 1999, we obtained a contract from the University of Mississippi ("NCPA") for $46,322 to provide NCPA with three to six HSS(TM) sound sources for testing. The project was completed in November 1999. In September 1999, we obtained a $44,773 contract from General Dynamics to develop a HyperSonic Sound engineering model. This project was completed in December 2000.

In April 2000, we granted Thomson Multimedia a non-exclusive license to manufacture and market our Stratified Field technology for the home audio Market. As of this date Thomson is completing tooling and beginning setup of their manufacturing process. We expect they will introduce their first product using our technology in 2001.

In September 2000 we licensed our Stratified Field and PureBass technology to HST, Inc., a Southern California-based manufacturer of composite components and assemblies. HST is developing systems targeted at the Hi-Fi and home theater markets.

In October 2000 we licensed our HyperSonic Sound technology to SoundIdeas, a Southern California-based distributor targeting the trade show, exhibit, event and point-of-purchase markets. SoundIdeas has an exclusive license to these markets in North America. They are working with large volume prospective users of HSS as we coordinate the setup of mass-producing facilities.

In addition to seeking OEMs to market and sell our technologies, we are seeking to develop supply agreements with manufacturers capable of supplying HyperSonic Sound electronics and emitters to us for use by licensees.

Many OEMs source speaker products from outside vendors rather than manufacture such components. Accordingly, our strategy is to develop a supply arrangement for these future OEM customers that do not wish to manufacture. We believe there are contract manufacturers with facilities and capabilities to manufacture and assemble our technologies for OEMs.

Although we expect several of our licensees to introduce products employing our technology in fiscal 2001 and produce royalty revenues to us, there can be no assurance thereof. We believe we have innovated important new sound technologies but there can be no assurance that commercially viable systems will be completed by OEMs and marketed to consumers due to the inherent risks of new technology development, refinement, limitations on financing, competition, obsolescence, loss of key technical personnel, customer acceptance, strategic changes by OEMs and other factors beyond our control.

Consumer Product Sales

To date substantially all of our revenues have been derived from portable consumer products. We currently offer a total of 13 sourced portable consumer products (including miniature FM, AM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $21.99. Sourcing is from three manufacturers on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America.

We inventory finished goods and also offer direct factory shipment to certain customers.

Our management continually seeks additional products and accessories developed by others for distribution. There can be no assurance we can obtain rights to manufacture and/or distribute any future products.

Selling and Marketing

One sales and marketing officer and one senior executive personnel direct our sound technology marketing. We have employed one agent, Teksel Co., Ltd. in Japan. Our marketing activities are directed at promoting our technologies through industry press, at industry trade shows and related marketing activities. Our sound technology sales activities are targeted at specific prospective OEMs.

Our sound technology and marketing activities have resulted in a number of awards and press articles. In May 1997, the inventor of the HSS technology, Mr. Norris, was awarded the 1997 Discover Magazine Award for Technical Innovation in the sound category for our HyperSonic sound technology. Winners in a total of eight categories were selected from over 4,000 entries. The annual awards are designed to recognize and promote new technological innovations, and an expert panel of judges selected the winners. Winners were also featured in the July issue of Discovery magazine. In November 1997, HSS technology won a Popular Science 1997 "Best of What's New Award" from among thousands of new products. These awards and recognition have provided marketing exposure for the HSS technology. HSS technology has also been featured in over 30 journal articles providing additional marketing exposure.

We have two full-time marketing personnel assigned to consumer electronic product marketing and sales activities. We had 33 independent representative agencies in the U.S. and Canada at October 31, 2000.

We focus most of our consumer electronic product marketing on traditional retail outlets and catalog distributors. We employ cooperative marketing and advertising arrangements with our product customers from time to time.

Customers

For the fiscal year ended September 30, 2000, sales to two customers accounted for 35% of product sales with Big 5 and Sam's Club accounting for approximately 12% and 23% of sales, respectively, with no other single customer accounting for more than 10% of product sales.

We expect that we will continue to rely on a number of large individual customers for future revenues and the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Competition

Our technologies and products compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. When our products are introduced commercially we believe we will compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and implementing our technologies, the ability to meet OEMs' needs to differentiate their products, the strength of our intellectual property and the strength of future licensee and contract supply arrangements. There can be no assurance that based on these factors we can be competitive with existing or future products, technologies or services of our competitors.

We are not aware of any other sound reproduction system that has commercially employed HyperSonic Sound technology concepts similar and to the degree developed by us. Although others have attempted to use parametric speaker concepts to produce sound, to our knowledge and research, none have progressed to our stage of development nor been able to produce sufficient sound volume and quality to make a commercially viable system. We also believe our Stratified Field and NeoPlanar technologies are novel with distinct market appealing attributes compared to existing and competing flat panel speaker designs. We further believe our PureBass sub-woofer technology offers distinct cost performance benefits versus competitive sub-woofer technology.

Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and their licensees employing the NXT flat panel technology which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel, (iv) Sonigistix's Monsoon multimedia speaker using a planar magnetic design, (v) new Harmon Kardon multimedia speakers and (vi) many other manufacturers. There are continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. There can be no assurance that alternate technologies and systems have not been developed, or that such systems may currently be in development, or will be developed by others in the future, that would be directly competitive with our sound technology.

Our sound reproduction methods will also compete with traditional loudspeakers. Many international manufacturers provide loudspeakers such as Sony, AIWA, Phillips, Samsung, Mitsubishi, Toshiba, Sanyo, Sharp, JVC and others. There are also specialty audio component manufacturers such as Marantz, NAD and others. We will also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources and have proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that our technologies will be competitive in the entrenched loudspeaker market with these or other customers.

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

With respect to our consumer product sales, which accounts for most of our revenues, we are dependent on contract suppliers for finished goods. We source products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacture of consumer electronic products is dependent upon the availability of electronic components. We believe there are secondary suppliers of components and subassemblies such that the products we distribute are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead-time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on our financial condition and results of operations.

Government Regulation

Certain of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the "FCC"). We believe we are in substantial compliance with all current applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals currently required for our operation.

We do not believe our HyperSonic Sound technology ultrasonic emitters, which emit ultrasonic waves into the air rather than electromagnetic waves, are out of compliance with existing governmental regulations for ultrasonic emission. However there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on the commercialization of our technologies.

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

We own 13 U.S. patents and have 43 U.S. patents (and additional foreign applications) pending on our sound technologies. We are preparing and intend to file other sound technology patent applications. We own two U.S. patents on consumer products and two U.S. patents on our GPS technology. We have one patent on our EPD technology. We have purchased one patent on transducer technology primarily targeted for government applications.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position will be important to compete effectively through licensing in the sound reproduction industry. We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to license our sound technology; there can be no assurance that others will not assert claims in the future. There can be no assurance that such claims, with or without merit, would not have a material adverse effect on our financial condition or results of operations.

The validity of our existing patents has not been adjudicated by any court. Competitors may bring legal action to challenge the validity of our existing or future patents or may attempt to circumvent the protection provided by such patents. There can be no assurance that either of such activities by competitors would not be successful. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

We generally take advantage of the Patent Convention Treaty procedures for patent protection in foreign countries. This procedure is more cost efficient, but results in a delay in the application and issuance of foreign patents; however, any resulting foreign patents, if and when issued, enjoy the same priority date as U.S. counterparts.

We also file for tradename and trademark protection when appropriate. We are the owner of federally registered trademarks on HYPERSONIC(R), HYPERCOUSTIC(R) and HSS(R). Trademark applications have been filed for STRATIFIED FIELD TECHNOLOGY and PICOSONIC. There can be no assurance any degree of protection will be granted, or that if granted, that tradenames or trademarks could be successfully maintained, defended or protected.

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

For the fiscal years ended September 30, 2000, 1999 and 1998 we invested $2,086,019, $1,099,848 and $991,238 respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees

At October 31, 2000, in addition to our three executive officer employees, we employed twenty-five full-time persons. Of such employees, sixteen are in research, development and technology transfer, two in shipping and distribution, three in general and administrative and four in marketing, sales and licensing. We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.

We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

Item 2. Properties.

On July 11, 1997, we entered into a three-year joint lease agreement with e.Digital, an affiliated company for property located at 13114 Evening Creek Drive South, San Diego, California. In September 2000, we amended the lease to become an independent lessee and for an additional 3,500 square feet of research and development space. The term lease expires July 31, 2003. We occupy approximately 12,100 square feet with aggregate monthly payments of $14,772 inclusive of utilities and costs.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information

Our common stock is traded and quoted on NASDAQ SmallCap Market under the symbol "ATCO". Prior to July 1999 our shares were quoted on the OTC Electronic Bulletin Board. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 1999 and 2000:

                                                     Bid Quotations
                                                      High      Low
                                                   ---------  -------
     Fiscal Year Ending September 30, 1999
       First Quarter                                 $ 4.375  $4.1875
       Second Quarter                                $  7.25  $4.9688
       Third Quarter                                 $6.1875  $5.0625
       Fourth Quarter                                $ 7.625  $  6.75

     Fiscal Year Ending September 30, 2000
       First Quarter                                 $7.9375  $5.0625
       Second Quarter                                $ 15.00  $  6.00
       Third Quarter                                 $13.375  $4.4375
       Fourth Quarter                                $ 7.125  $  4.00

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,136 holders of record of our common stock at December 7, 2000 with 13,292,099 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay any in the foreseeable future.

Recent Sales of Unregistered Securities

No equity securities were sold during the past three years which were not registered under the Securities Act and not previously reported in prior quarterly filings.

Item 6. Selected Financial Data

The following is a summary of selected financial data as of and for the five most recent fiscal periods ended. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto appearing elsewhere in this document.

For the fiscal years ended September 30,
                                                                    2000          1999          1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
Net revenues                                                    $ 1,433,050   $   823,753   $   244,758   $   967,408   $  933,643
Gross profit (loss)                                                 382,155       204,088      (162,365)      157,971      136,489
Net loss                                                         (3,068,046)   (3,041,634)   (4,593,713)   (2,144,363)    (560,448)
Net loss available
 to common stockholders                                         $(7,948,994)  $(3,809,486)  $(4,593,713)  $(2,762,009)  $ (560,448)
Net loss per share-
 basic and diluted                                                   $(0.67)       $(0.33)       $(0.42)       $(0.30)      $(0.08)
Weighted average number of
 shares-basic and diluted                                        11,868,511    11,408,264    10,889,654     9,268,128    7,464,588

As of September 30,
                                                                    2000          1999          1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
Working capital                                                 $ 4,794,743   $ 1,096,475   $   985,888   $ 3,719,807   $1,047,787
Total assets                                                      7,275,614     2,161,036     1,683,745     4,251,878    1,595,462
Long-term obligations                                                     -             -             -       386,651            -
Total stockholders' equity                                        6,829,874     1,717,192     1,402,912     3,692,922    1,227,472

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

We are focused on commercializing our proprietary HyperSonic Sound, Stratified Field, NeoPlanar and PureBass technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity and low distortion sound reproduction. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range sub-woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters which we believe produces improved performance. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. There can be no assurance we will be successful in commercially exploiting our sound technologies.

We believe that our Stratified Field Technology, NeoPlanar and PureBass technologies meet OEM requirements and can be transferred to production. We have also recently obtained our first contract on HyperSonic Sound technology and are commencing marketing of this technology. There can be no assurance that commercially viable systems can be produced in the future due to the inherent risks of new technology development and transfer, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors beyond our control. We have not generated any significant revenues from our sound technologies to date.

Our various development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further development is unfeasible. There can be no assurance of timely completion of commercially viable sound products by customers or that, if available, such products will perform on a cost-effective basis, or that they will achieve market acceptance.

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risks" below.

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of 13 products (including FM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that our line of products can be marketed successfully.

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

Results of Operations (Fiscal Years ended September 30, 2000, 1999 and 1998)

Total revenues for the fiscal year ended September 30, 2000 ("fiscal 2000") were $1,433,050, a 74% increase from revenues of $823,753 for fiscal 1999. Revenues for fiscal 1998 were $244,758. Substantially all revenues for the three fiscal years were from consumer product sales. Product sales continued to grow during fiscal 2000 due to the increase demand for our solar powered radio's and desktop products. The increase in product sales from fiscal 1998 to fiscal 1999 reflected new product sales of the solar powered radios and the continuous sales growth of the small FM sounds radio to new customers. Fiscal 2000 product sales consisted of sourced products manufactured by others which where introduced by us in fiscal 1999 in a new product line. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Contract and license revenues were $137,516 in fiscal 2000 compared to $36,345 for fiscal 1999. Contract and license revenues for fiscal 1998 were $50,000. Fiscal 2000 contract and license revenues consisted of amounts recognizable under the term of each license. Fiscal 1999 contract and license revenues consisted of amounts earned on development contracts for customers. Fiscal 1998 revenues were received from one customer as a non-refundable license payment. There can be no assurance when or if we will realize any future payments under existing license agreements. Revenue from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

Cost of sales for the fiscal year ended September 30, 2000 were $1,050,895 resulting in a gross profit of $382,155 or 27%. This compares to a gross profit for fiscal 1999 of $204,088 or 25% and a gross loss for fiscal 1998 of $162,365 or 66%. For fiscal 2000 cost associated with contract and licensing revenues are minimal. The increase in gross profit from fiscal 1999 resulted from the minimal cost allocated to licensing revenue offset by the increase in revenue of lower marginal product sales. The fiscal 1998 gross loss resulted from the phasing out of our previous ear radio product line and included special closeout pricing to reduce inventory levels. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues, if any.

Selling, general and administrative expenses reflect an increase from fiscal year 1999 from $2,078,558 to $2,563,223 for fiscal 2000. They totaled $2,222,522 for fiscal 1998. The $484,665 increase in fiscal 2000 from 1999 resulted from an increase of $331,780 in personnel and related costs, an increase of $133,126 in legal, an increase in licenses, permits and fees of $62,697 offset by a decrease of $80,925 for professional services. The $143,964 decrease in fiscal 1999 from fiscal 1998 resulted primarily from a reduction in legal expenditures of $47,394 and a reduction in travel expenditures and related costs of $77,280. We may expend additional resources on marketing our sound technologies in the future quarters, which may increase selling, general and administrative expenses in future periods.

Research and development costs for the year ended September 30, 2000 were $2,086,019 compared to $1,099,848 for the prior year. Research and development costs were $991,238 for fiscal 1998. The $986,171 increase in fiscal 2000 resulted from an increase of $442,059 in personnel and related costs, an increase of $307,475 for materials and film, an increase of $49,581 for consulting, an increase of $85,597 for depreciation and amortization expense and $80,000 for royalties on technology in development. The $108,610 increase in fiscal 1999 from 1998 resulted primarily from an increase in sound technology development activities and related personnel and component costs.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2001 research and development costs to remain at comparable levels to fiscal 2000 or at higher levels should we increase staffing or expand the use of outside design and consultants.

In fiscal 2000 we recorded in selling, general and administrative $81,110 for services paid through the issuance of 8,233 shares of common stock. In fiscal 1999 we recorded in selling, general and administrative $137,137 for services paid through the issuance of 25,018 shares of common stock. We recorded non-cash compensation expense of $131,000 for the year ended September 30, 1999 compared to $438,000 for fiscal 1998. Non-cash compensation expense for the fiscal 1999 included the $70,000 value attributable to stock options granted to consultants on 30,000 shares of common stock. Fiscal 1998's total of $438,000 included $122,000 for warrants issued for services and $316,000 for the value of options granted for services.

As a result of the above factors, we experienced a loss from operations of $4,267,087 during the year ended September 30, 2000, compared to a loss from operations of $3,105,318 for the year ended September 30, 1999 and a loss from operations of $3,814,125 for the year ended September 30, 1998. We expect to incur continued operating losses until we are able to commercialize our technologies and produce revenues sufficient to support operating costs. There can be no assurance we will be successful in such efforts.

During fiscal 1998, we incurred $926,555 of non-cash interest expense including $920,000 computed on the cashless exercise of previously issued warrants. Net non-operating income aggregated $63,684 for fiscal 1999 as compared to $779,588 in operating expense for fiscal 1998.

For fiscal 2000, interest income was $211,843 as compared to $64,781and $131,967 for fiscal 1999 and 1998, respectively. This increase is the result of cash received from the sales of investment securities of $988,112 and proceeds from equity transactions during the fiscal year 2000.

We incurred a net loss of $3,068,046 for fiscal 2000, compared to a net loss of $3,041,634 for fiscal 1999 and a net loss of $4,593,713 in fiscal 1998. We have federal net loss carryforwards of approximately $12,790,000 expiring through 2020. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management is unable to determine that it is more likely than not that the deferred tax asset will be realized.

The net loss available to common stockholders for fiscal 2000 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with our Series C Preferred Stock in the amount of $1,478,000, accretion of the Series B and Series C Preferred Stock of $126,118 and $171,830, respectively, a $1,031,250 imputed deemed dividend from a discount provision or $0.06 per share in the aggregate and a cumulative effect of a change in accounting principles of $2,073,750. The net loss available to common stockholders for fiscal 1999 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with Series B Preferred Stock in the amount of $595,000, accretion on the stock at the stated rate of $112,852 and a $60,000 imputed deemed dividend from a discount provision or $0.06 per share in the aggregate. The imputed deemed dividend is not a contractual obligation to pay such imputed dividends in cash or otherwise. There were no comparable adjustments in fiscal 1998.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $3,690,599 for the fiscal year ended September 30, 2000, $2,913,161 and for the fiscal year ended September 30, 1999 and $2,464,375 for fiscal year 1998. During fiscal 2000, the net loss of $3,068,046 included non-cash expenses of $238,986 resulting in an adjusted net cash loss of $2,829,060. In addition to this adjusted net cash loss, cash was used in operating activities through an $91,379 increase in accounts receivable, and a $99,952 decrease in accounts payable. Operating cash in fiscal 2000 was provided by a $114,848 decrease in inventories, a decrease of $20,099 in prepaid expenses and other and a $101,847 increase in accrued liabilities.

At September 30, 2000 we had approximately 67 days product sales in accounts receivable as compared to 83 days at September 30, 1999. The decrease is due primarily to the larger sales volume and better terms with customers in the current year. Large retail chains often require 90-120 day terms on sales. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 2000, we used approximately $204,625 for the purchase of laboratory equipment, we made investments of $174,276 in patents and $300,000 in purchased technology. We anticipate a continued investment in patents in fiscal 2001. Dollar amounts to be invested on these patents are not currently estimable by management.

At September 30, 2000, ATC had working capital of $4,794,743 as compared to $1,096,475 for the year ended September 30, 1999.

We have financed our operations primarily through the sale of Preferred Stock, exercise of stock options, issuance's of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At September 30, 2000, we had cash of $4,645,615. Primarily as a result of the sale of the investment securities in January 2000 and the issuance of the Series C Preferred Stock, our cash position increased by approximately $4.05 million from September 30, 1999. Based on our cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and; (c) royalty revenue against existing license agreements; we believe we have sufficient capital resources for the next twelve months. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued losses in operations of product sales and as a result of expenditures for research and development and marketing costs for our sound technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued a new pronouncement for future implementation as discussed in our financial statements (see page F-11). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

Risks Factors

This report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. If any of the following risks occur our business could be harmed, the price of our common stock could decline and investors may lose all or part of their investment.

We Have A History Of Net Losses. We Expect To Continue To Incur Net Losses And
------------------------------------------------------------------------------
We May Not Achieve Or Maintain Profitability. - We have incurred significant
---------------------------------------------
operating losses and anticipate continued losses in fiscal 2001. At September 30, 2000 we had an accumulated deficit of $14,873,693. There is no assurance that we will be able to achieve or sustain profitability in the future. We also expect to incur additional operating losses in future periods. In addition, the sales of our products are subject to significant quarterly and seasonal variability. We have been and we expect to continue to be reliant on a limited number of customers, and the loss of any of these customers could have a material adverse effect on our financial condition and results of operations.

We Are An Early Stage Company Developing New Technologies. If We Do Not Develop
-------------------------------------------------------------------------------
Commercially Successful Products, We May Be Unprofitable or Forced to Cease
---------------------------------------------------------------------------
Operations. - Our HSS, SFT, NeoPlanar and PureBass technologies are still being
-----------
improved. We cannot guarantee that commercially viable sound technology systems can be produced due to the inherent risks of technology development, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. We have not generated significant revenues from our sound technology to date, and we cannot guarantee any significant revenues in the future. The development of our sound technology has taken longer than anticipated by management and could be subject to additional delays. Moreover, we cannot guarantee that a commercially viable sound technology will be completed on a timely basis, or would perform on a cost-effective basis. Even if products employing our sound technology are introduced, we can make no assurances that any will achieve market acceptance. Our various development projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further development is unfeasible. If we do not successfully develop and exploit our technology, our financial condition and results of operations and business prospects would be adversely effected.

We May Experience Quarterly Fluctuations In Operating Results. - Our quarterly
--------------------------------------------------------------
financial results may vary significantly depending on a variety of factors including the timing of orders and contracts, the timing of new technologies and products offered by us or our competitors, and the loss or acquisition of significant customers. In addition, historically our revenues have been seasonal and have fluctuated significantly due to the above and other factors some of which are beyond our control. Quarterly variations in financial results could adversely affect the market price of our common stock and cause it to fluctuate. We may also from time to time increase operating expenses to fund greater levels of research and development, increase sales and marketing activities or to broaden our customer support capabilities.

Many Potential Competitors Who Have Greater Resources And Experience Than We Do
-------------------------------------------------------------------------------
May Develop Products And Technologies That Make Ours Obsolete. - Technological
--------------------------------------------------------------
competition from other and longer established electronic and loudspeaker manufacturers is significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive. There can be no assurance we will be viable or competitive in the face of competition and technological change.

Our New Technology Faces Significant Barriers And Risks. - The introduction of
--------------------------------------------------------
new technology, such as our sound technologies, often faces barriers to commercialization and many risks that cannot currently be identified. Our HyperSonic sound technology employs ultrasonics. Although ultrasonics are employed in a wide variety of medical and industrial applications, there can be no assurance we will not face barriers to introduction due to the use of ultrasonics. Our technology uses relatively small amounts of ultrasonic energy which dissipates rapidly in air. We also employ frequencies above those that may be harmful to pets. Although we believe the frequencies and the amount of energy employed is harmless, there can be no assurance that barriers to commercialization will not develop or that the use of such ultrasonics will not be subject to future regulation or interpretation of existing regulation.

Commercialization Of Our Sound Technologies Depends On Collaborations With Other
--------------------------------------------------------------------------------
Companies. If We Are Not Able To Find Collaborators And Strategic Alliance
--------------------------------------------------------------------------
Relationships In The Future, We May Not Be Able To Develop Our Sound
--------------------------------------------------------------------
Technologies And Products. - Our strategy is to establish business relationships
-------------------------
with leading participants in various segments of the electronics and sound reproduction markets to assist us in developing, marketing and selling consumer electronic products and products that include our sound technologies. We believe this strategy will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions and market presence of these companies in developing, marketing and selling products, if any, that result from our technology in the sound reproduction market. Although our strategy is to establish closer relationships with selected companies through specific product collaborations, licensing or product supply arrangements; we may not be able to successfully collaborate to develop commercial products to exploit our technologies.

Our success will depend on our ability to enter into strategic arrangements with new partners on commercially reasonable terms. If we fail to enter into such strategic arrangements with third parties, our financial condition, results of operations, cash flows and business prospects may be adversely effected. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our sound and other technologies.

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our
-------------------------------------------------------------------------------
Competitive Position. - We have both issued and pending patents on our sound
---------------------
reproduction technologies and we are considering additional patent applications. We cannot guarantee that patents will be issued from any of our pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength or that any patents that may be issued to us will not be challenged or invalidated. Further, we cannot guarantee the patents will be issued in all countries where our products can be sold or licensed to provide us meaningful protection or any commercial advantage. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. We cannot guarantee, however, that our technologies or products do not and will not infringe the patents or proprietary rights of third parties. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may seek licenses which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a materially adverse effect on our business prospects. Moreover, we cannot guarantee that the application of any of our technologies will not infringe upon the proprietary rights of others or that licenses required by us from others will be available on commercially reasonable terms, if at all.

Our Product Sales Are Dependent On Outside Contractors. Disruptions In Supply
-----------------------------------------------------------------------------
Could Adversely Affect Us. - Consumer electronic product sales account for
--------------------------
substantially all of our revenues. However, we are dependent on contract suppliers for our finished consumer electronics products. We source products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of our supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacturers of our consumer electronic products are also dependent upon the availability of electronic components. We believe there are secondary suppliers of components and subassemblies for our manufacturers so that the products they manufacture are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on our financial condition and results of operations.

If Our Key Employees Do Not Continue To Work For Us, Our Business Will Be Harmed
--------------------------------------------------------------------------------
Because Competition For Replacements is Intense. - Our performance is
------------------------------------------------
substantially dependent on the performance of our executive officers and key technical employees. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could have a material adverse effect upon our business, operating results or financial condition.

Our Certificate Of Incorporation, Bylaws And Delaware Law Contain Provisions
----------------------------------------------------------------------------
That Could Discourage A Third Party From Acquiring Us And, Consequently,
------------------------------------------------------------------------
Decrease The Market Value Of Your Investment. - Some provisions of our amended
---------------------------------------------
certificate of incorporation and bylaws and Delaware law could delay or prevent a change in control or changes in our management that a stockholder might consider favorable. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

Conversion Of All Of Or Part Of Our Outstanding Convertible Preferred Stock
---------------------------------------------------------------------------
And/Or The Exercise Of Outstanding Warrants Will Cause Immediate And Possibly
-----------------------------------------------------------------------------
Significant Dilution In The Net Tangible Book Value Of Your Shares. - If the
------------------------------------------------------------------
holders of our outstanding preferred stock and/or warrants decide to convert or exercise all or part of their preferred stock or warrants, you will experience immediate and possibly significant dilution in the net tangible book value of your shares. The market price of our common stock could also decline upon the sale of the common stock after conversion of the preferred stock or upon exercise of the warrants.

Our Stock Price Is Volatile And May Continue To Be Volatile In The Future. - Our
--------------------------------------------------------------------------
common stock trades on the NASDAQ SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in
(i) our anticipated or actual operating results; (ii) developments concerning our sound reproduction technologies; (iii) technological innovations or setbacks by us or our competitors; (iv) conditions in the consumer electronics market;
(v) announcements of merger or acquisition transactions; and (vi) other events or factors and general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have effected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions may harm the market price of our common stock.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $4.6 million. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant. At the present time we do not have any significant foreign sales or foreign currency transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 (immediately following page 23 of this report) with the index to financial statements followed by the financial statements.

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

Exhibit Index

2. Plan of Acquisition

       2.1 Asset Purchase Agreement dated as of April 11, 2000 between the Company and Hucon Limited, David Graebener and Stephen M. Williams filed as Exhibit 10.1 on Form 8-K dated April 26, 2000.

3. Articles and Bylaws

       3.1 Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992, filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994

     3.1.1 Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for March 31, 1997

     3.1.2 Certificate of Designations of Series A Convertible Preferred Stock filed with Delaware on August 15, 1997. Filed as Exhibit
               3.1.2 on Form 8-K dated August 29, 1997.

     3.1.3 Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

     3.1.4 Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB dated December 29, 1998.

     3.1.5 Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. File as exhibit 3.1.5 on Form 8-K dated April 19, 2000.

       3.2     Bylaws of American Technology Corporation (Delaware) filed as
               Exhibit 2.3 on Form 10-SB effective August 1, 1994

4. Instruments Defining the Rights of Holders

       4.1 Form of Stock Purchase Warrant exercisable at $5.00 per share until March 1, 2000 granted to sixteen investors for an aggregate of 50,000 common shares filed as Exhibit 4.8 on Form 8-K dated April 1, 1997

       4.2 Stock Purchase Warrant issued to Renwick Corporate Finance, Inc. dated as of February 5, 1997 exercisable to purchase 90,000 common shares at $5.00 per share until February 5, 2000 filed as
               Exhibit 4.9 on Form 10-QSB for March 31, 1997

       4.3 Form of Stock Purchase Warrant exercisable at $7.50 per share until August 1, 2000 granted to eleven investors for an aggregate of 175,000 common shares and filed as Exhibit 4.10 on Form 8-K dated August 29, 1997

        4.4 Stock Purchase Warrant dated June 18, 1998 exercisable at $16.00 per share until June 18, 2000 between ATC and to L.H. Friend, Weinress, Frankson & Presson, Inc. for an aggregate of 25,000 common shares. Filed as Exhibit 4.4 on Form 10-KSB dated December 29, 1998.

        4.5 Stock Purchase Warrant dated May 12, 1998 exercisable at $16.00 per share until May 12, 2003 between ATC and Jonathan A. Berg for an aggregate of 50,000 common shares. Filed as Exhibit 4.5 on Form 10-KSB dated December 29, 1998.

        4.6 Form of Series B Preferred Stock and Warrant Purchase Agreement executed with nine investors and dated December 24, 1998. Filed as Exhibit 4.6 on Form 10-KSB dated December 29, 1998.

        4.7 Form of Warrant to Purchase Common Stock granted to nine investors for an aggregate of 172,750 shares of Common Stock dated December 24, 1998. Filed as Exhibit 4.7 on Form 10-KSB dated December 29, 1998.

        4.8    Reference is made to Exhibits 3.1 through 3.2.

        4.9 Form of Stock Purchase Warrant exercisable at $11.00 per share until March 31, 2003 granted to thirty-six investors for an aggregate of 300,000 common shares. Filed as Exhibit 4.9 on Form 8-K dated April 19, 2000.

       4.10 Form of Series C Preferred Stock and Warrant Purchase Agreement between the registrant and certain investors dated March 14, 2000. Filed as Exhibit 10.1 on Form S3 dated May 1, 2000.

10. Material Contracts

       10.1 Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994

       10.2 Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992 filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994

     10.2.1 Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996 filed as Exhibit
               10.3.1 on Form 10-KSB for September 30, 1996

       10.3 1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.8 on Form 10-SB effective August 1, 1994

     10.3.1    Standard form of Incentive Stock Option Plan Agreement filed as
               Exhibit 6.8.1 on Form 10-SB effective August 1, 1994

       10.4 1992 Non-Statutory Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.9 on Form 10-SB effective August 1, 1994

     10.4.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.9.1 on Form 10-SB effective August 1, 1994

       10.5 Demand Promissory Note for $82,500 due from Robert Putnam dated January 17, 1997 filed as Exhibit 10.11 on Form 10-QSB for March 31, 1997

       10.6 Sublease Agreement between Global Associates, Ltd. and Norris Communications, Inc. and the Company dated July 11, 1997 filed as
               Exhibit 10.13 on Form 10-QSB for June 30, 1997

    *10.6.1   Sublease Agreement between ATC and Smiths Industries Aerospace &
               Defense Systems, Inc. as amended, dated September 1, 2000.

        10.7 1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 on Form S-8 dated March 24, 1997

        10.8 Stock Option Agreement dated September 1, 1997 between ATC and Dale Williams filed as Exhibit 10.15.1 on Form 10-KSB for September 30, 1997

      10.8.1 Separation Agreement and General Release between Dale Williams and ATC executed on June 19, 1998 filed as Exhibit 10.15.2 on Form 8-K dated June 29, 1998

      10.8.2 Amendment to Stock Option Agreement between Dale Williams and ATC dated as of June 12, 1998 filed as Exhibit 10.15.3 on Form 8-K dated June 29, 1998

        10.9 Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for September 30, 1997

       10.10 Employment Agreement dated as of September 1, 1997 between ATC and Robert Putnam filed as Exhibit 10.17 on Form 10-KSB for September 30, 1997

       10.11 Agreement dated as of June 1, 1998, between ATC and Authentic, Ltd. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 406) as filed as Exhibit 10.18 on 10-QSB dated August 10, 1998

       10.12   1997 Stock Option Plan as adopted on January 23, 1998 filed as
               Exhibit 10.1 on Form S-8 dated July 27, 1998

       10.13 Employment Agreement dated July 17, 1998 between ATC and Cornelius J. Brosnan. Filed as Exhibit 10.13 on Form 10-KSB dated December 29, 1998.

     10.13.1 Special Stock Option Agreement dated October 2, 1997 between ATC and Cornelius J. Brosnan filed as Exhibit 10.2 on Form S-8 dated July 27, 1998

     10.13.2 Stock Option Agreement dated July 15, 1998 between ATC and Cornelius J. Brosnan. Filed as Exhibit 10.13.2 on Form 10-KSB dated December 29, 1998.

     10.13.3 Special Option Agreement dated July 16, 1999 between ATC and Cornelius J. Brosnan covering 100,000 shares exercisable at $10.00 per share subject to a stock price of $25.00. Filed as
               Exhibit 10.15 on Form 10K dated December 28, 1999.

     10.13.4 Special Option Agreement dated July 16, 1999 between ATC and Cornelius J. Brosnan covering 100,000 shares exercisable at $10.00 per share subject to a stock price of $50.00. Filed as
               Exhibit 10.16 of Form 10K dated December 28, 1999.

    *10.13.5 Separation Agreement dated September 12, 2000 between ATC and Cornelius J. Brosnan.

       10.14 Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 on Form 10-KSB dated December 28, 1998.

       10.15 Employment Agreement dated July 8, 1998 between ATC and Robert Todrank. Filed as Exhibit 10.15 on Form 10K dated December 28, 1999.

       10.16 Employment Agreement effective as of February 15, 2000 between the Company and Stephen M. Williams filed as Exhibit 10.2 on Form 8-K dated April 26, 2000.

       10.17 Employment Agreement effective as of February 15, 2000 between the Company and David Graebener filed as Exhibit 10.3 on Form 8-K dated April 26, 2000.

*23.1  Consent of BDO Seidman, LLP

*27.1  Financial Data Schedule

____________________________

(b) Reports on Form 8-K -
    -------------------

     On September 14, 2000, the Company filed a Form 8-K. The report reported an
Item 5 event related to the resignation of Cornelius Brosnan and the appointment of Elwood Norris as Chairman of the Board of Directors and Chief Executive Office

American Technology Corporation
Index to Financial Statements
==========================================================================


Report of Independent Certified Public Accountants               F-2

Balance Sheets as of September 30, 2000 and 1999                 F-3

Statements of Operations for the Years Ended
     September 30, 2000, 1999 and 1998                           F-4

Statements of Comprehensive Loss for the Years Ended
     September 30, 2000, 1999 and 1998                           F-5

Statements of Stockholders' Equity for the Years Ended
     September 30, 2000, 1999 and 1998                           F-6

Statements of Cash Flows for the Years Ended
     September 30, 2000, 1999 and 1998                           F-7

Summary of Accounting Policies                            F-8 - F-10

Notes to Financial Statements                             F-12- F-19

Schedule II - Valuation and Qualifying Accounts                 F-20

Report of Independent Certified Public Accountants
=============================================================================


To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California



We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 2000 and 1999 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                          /s/ BDO SEIDMAN, LLP
                                                         ---------------------
                                                              BDO Seidman, LLP

Denver, Colorado
November 17, 2000

                        American Technology Corporation

                                BALANCE SHEETS

September 30,                                                                                    2000            1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                                      $  4,645,615    $    590,236
  Investment securities available for sale [note 1]                                                    -         299,648
  Trade accounts receivable, less allowance of
     $20,000 and $8,000 for doubtful accounts                                                    237,912         158,533
  Inventories [note 2]                                                                           172,473         287,321
  Prepaid expenses and other                                                                     184,482         204,581
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           5,240,482       1,540,319
------------------------------------------------------------------------------------------------------------------------
Equipment, net [note 3]                                                                          237,327         133,047
Patents, net                                                                                     640,513         487,670
Purchased technology, net [note 4]                                                             1,157,292               -
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $  7,275,614    $  2,161,036
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                           $    233,802    $    333,754
 Accrued liabilities:
   Payroll and related                                                                           182,048          94,695
   Other                                                                                          29,889          15,395
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        445,739         443,844
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 4, 7 and 8]

Stockholders' equity [notes 7 and 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
  Series B Preferred stock 250,000 shares designated: 192,260 and 250,000
   issued and outstanding, respectively.                                                               2               3
 Series C Preferred stock 300,000 shares designated: 10,000 and nil issued
   and outstanding, respectively.                                                                      -               -
Common stock, $0.00001 par value; 20,000,000 shares authorized
  13,282,099 and 11,464,213 shares issued and outstanding                                            133             115
  Additional paid-in capital                                                                  21,731,328      13,251,171
  Note receivable, officer [note 5]                                                              (27,895)        (27,895)
  Accumulated deficit                                                                        (14,873,693)    (11,805,647)
  Accumulated other comprehensive income                                                               -         299,445
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     6,829,875       1,717,192
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $  7,275,614    $  2,161,036
========================================================================================================================

See accompanying summary of accounting policies and notes to financial
statements.                                                                 F-3

                     American Technology Corporation

                         STATEMENTS OF OPERATIONS

Years Ended September 30,                                                       2000               1999              1998
===========================================================================================================================
Revenues:
  Product sales [note 10]                                                   $ 1,295,534       $   787,408       $   194,758
  Contract and license                                                          137,516            36,345            50,000
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                1,433,050           823,753           244,758
---------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                                              1,050,895           619,665           407,123
---------------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                             382,155           204,088          (162,365)
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative, (including $131,000, and $438,000
     noncash for 1999 and 1998, respectively)                                 2,563,223         2,209,558         2,660,522
  Research and development                                                    2,086,019         1,099,848           991,238
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                      4,649,242         3,309,406         3,651,760
---------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                         (4,267,087)       (3,105,318)       (3,814,125)
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                               211,843            64,781           131,967
  Gain (loss) on sales of investment securities                                 988,112                 -                 -
  Interest expense - non-cash [notes 4 and 6]                                         -                 -          (926,555)
  Other                                                                            (914)           (1,097)           15,000
---------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                  1,199,041            63,684          (779,588)
---------------------------------------------------------------------------------------------------------------------------

Net loss                                                                    $(3,068,046)      $(3,041,634)      $(4,593,713)
===========================================================================================================================
Net loss available to common stockholders                                   $(7,948,994)      $(3,809,486)      $(4,593,713)
===========================================================================================================================
Net loss per share of common stock - basic and diluted                      $     (0.67)      $     (0.33)      $     (0.42)
===========================================================================================================================
Average weighted number of common shares outstanding                         11,868,511        11,408,264        10,889,654
===========================================================================================================================

See accompanying summary of accounting policies and notes to financial
statements.                                                                  F-4

        American Technology Corporation

        STATEMENTS OF COMPREHENSIVE LOSS

Years Ended September 30,                                      2000                 1999                 1998
=====================================================================================================================
Net Loss                                                       $(3,068,046)         $(3,041,634)         $(4,593,713)

Reclassification adjustment for gains
   included in net income                                         (299,445)             285,004              (14,645)
                                                               ------------------------------------------------------
Comprehensive loss                                             $(3,367,491)         $(2,756,630)         $(4,608,358)
                                                               ======================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                 American Technology Corporation
                                               Statements of Stockholdes' Equity

Years Ended September 30, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Common Stock
                                                                                                      ------------
                                                                                                                     Additional
                                                                                                                      Paid-in
                                                                                          Shares       Amount         Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                                              9,758,779             $98    $ 4,666,035
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                                    158,800               2        213,716
For compensation and services [note 8]                                                      14,750               -         91,919
Upon conversion of 6% convertible notes at $3.50 per share
   and accrued interest [note 7]                                                           128,459               1        393,205
Cash-less exercise of warrants [note 7]                                                    106,029               1        919,999
Upon conversion of Series A Preferred Stock [note 7]                                       974,197              10      3,321,143
Upon exercise of warrants from $0.50 - $7.50                                               215,000               2        136,248
Value assigned to 75,000 warrants granted as
    consulting services [note 7]                                                                 -               -        122,000
Value assigned to 80,000 options granted for services [note 8]                                   -               -        316,000
Payment on notes receivable [note 4]                                                             -               -              -
Net loss for the year                                                                            -               -              -
Other comprehensive income (loss)                                                                -               -              -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                                             11,356,014             114     10,180,265
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                                     82,500               1        319,772
For compensation and services [note 8]                                                      25,699               -        140,137
Issuance of 250,000 shares of Series B preferred stock                                           -               -      2,479,997
Value assigned to 30,000 options granted for
    consulting services [note 7]                                                                 -               -         70,000
Value assigned to 20,000 options granted for services [note 7]                                   -               -         61,000
Net loss for the year                                                                            -               -              -
Other comprehensive income                                                                       -               -              -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                                             11,464,213             115     13,251,171
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                                    268,600               3        539,064
For compensation and services [note 8]                                                       8,233               -         81,110
Purchase of technology [note 4]                                                            200,000               2        962,498
Upon exercise of warrants from $5.00 to $7.50                                              147,500               2        972,498
Cashless exercise of warrants                                                               33,452               -              -
Conversion of Series B preferred stock [note 7]                                            122,716               1              -
Issuance of Series C preferred stock, net of offering costs
 of $543,783 [note 7]                                                                            -               -      5,924,997
Conversion of Series C preferred stock [note 7]                                          1,037,385              10            (10)
Net loss for the year                                                                            -               -              -
Other comprehensive income (loss)                                                                -               -              -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                                             13,282,099            $133    $21,731,328
----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Series A Convertible Preferred Stock    Series B Convertible Preferred Stock


                                                                Shares                Amount            Shares          Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                     350,000           $ 3,321,153                -               -
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                               -                     -                -               -
For compensation and services [note 8]                                -                     -                -               -
Upon conversion of 6% convertible notes at $3.50 per share
   and accrued interest [note 7]                                      -                     -                -               -
Cash-less exercise of warrants [note 7]                               -                     -                -               -
Upon conversion of Series A Preferred Stock [note 7]           (350,000)           (3,321,153)               -               -
Upon exercise of warrants from $0.50 - $7.50                          -                     -                -               -
Value assigned to 75,000 warrants granted as
    consulting services [note 7]                                      -                     -                -               -
Value assigned to 80,000 options granted for services [note 8]        -                     -                -               -
Payment on notes receivable [note 4]                                  -                     -                -               -
Net loss for the year                                                 -                     -                -               -
Other comprehensive income (loss)                                     -                     -                -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                           -                     -                -               -
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                               -                     -                -               -
For compensation and services [note 8]                                -                     -                -               -
Issuance of 250,000 shares of Series B preferred stock                -                     -          250,000               3
Value assigned to 30,000 options granted for
    consulting services [note 7]                                      -                     -                -               -
Value assigned to 20,000 options granted for services [note 7]        -                     -                -               -
Net loss for the year                                                 -                     -                -               -
Other comprehensive income                                            -                     -                -               -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                           -                     -          250,000               3
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                               -                     -                -               -
For compensation and services [note 8]                                -                     -                -               -
Purchase of technology [note 4]                                       -                     -                -               -
Upon exercise of warrants from $5.00 to $7.50                         -                     -                -               -
Cashless exercise of warrants                                         -                     -                -               -
Conversion of Series B preferred stock [note 7]                       -                     -          (57,740)             (1)
Issuance of Series C preferred stock, net of offering costs
 of $543,783 [note 7]                                                 -                     -                -               -
Conversion of Series C preferred stock [note 7]                       -                     -                -               -
Net loss for the year                                                 -                     -                -               -
Other comprehensive income (loss)                                     -                     -                -               -
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                           -                     -          192,250         $     2
----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                 Series C Convertible Preferred
                                                                                                         Notes
                                                                        Shares         Amounts        Receivables
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                                  -              -          $(153,150)
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock:                                                    -              -                  -
Upon exercise of stock options [note 8]                                      -              -                  -
For compensation and services [note 8]                                       -              -                  -
Upon conversion of 6% convertible notes at $3.50 per share
   and accrued interest [note 7]                                             -              -                  -
Cash-less exercise of warrants [note 7]                                      -              -                  -
Upon conversion of Series A Preferred Stock [note 7]                         -              -                  -
Upon exercise of warrants from $0.50 - $7.50                                 -              -                  -
Value assigned to 75,000 warrants granted as
    consulting services [note 7]                                             -              -                  -
Value assigned to 80,000 options granted for services [note 8]               -              -                  -
Payment on notes receivable [note 4]                                         -              -            125,255
Net loss for the year                                                        -              -                  -
Other comprehensive income (loss)                                            -              -                  -
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                                  -              -            (27,895)
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                      -              -                  -
For compensation and services [note 8]                                       -              -                  -
Issuance of 250,000 shares of Series B preferred stock                       -              -                  -
Value assigned to 30,000 options granted for
    consulting services [note 7]                                             -              -                  -
Value assigned to 20,000 options granted for services [note 7]               -              -                  -
Net loss for the year                                                        -              -                  -
Other comprehensive income                                                   -              -                  -
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                                  -              -            (27,895)
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock:                                                    -              -                  -
Upon exercise of stock options [note 8]                                      -              -                  -
For compensation and services [note 8]                                       -              -                  -
Purchase of technology [note 4]                                              -              -                  -
Upon exercise of warrants from $5.00 to $7.50                                -              -                  -
Cashless exercise of warrants                                                -              -                  -
Conversion of Series B preferred stock [note 7]                              -              -                  -
Issuance of Series C preferred stock, net of offering costs
 of $543,783 [note 7]                                                   300,000             3                  -
Conversion of Series C preferred stock [note 7]                        (290,000)           (3)                 -
Net loss for the year                                                         -             -                  -
Other comprehensive income (loss)                                             -             -                  -
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                              10,000        $    -           $(27,895)
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                       Other          Total
                                                                      Accumulated   Comprehensive Stockholders'
                                                                        Deficit        Income         Equity
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                         $  (4,170,300)    $   29,086  $ 3,692,922
-------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                         -              -      213,718
For compensation and services [note 8]                                          -              -       91,919
Upon conversion of 6% convertible notes at $3.50 per share
   and accrued interest [note 7]                                                -              -      393,206
Cash-less exercise of warrants [note 7]                                         -              -      920,000
Upon conversion of Series A Preferred Stock [note 7]                            -              -           -
Upon exercise of warrants from $0.50 - $7.50                                    -              -      136,250
Value assigned to 75,000 warrants granted as
    consulting services [note 7]                                                -              -      122,000
Value assigned to 80,000 options granted for services [note 8]                  -              -      316,000
Payment on notes receivable [note 4]                                            -              -      125,255
Net loss for the year                                                  (4,593,713)             -   (4,593,713)
Other comprehensive income (loss)                                               -        (14,645)     (14,645)
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                            (8,764,013)        14,441  $ 1,402,912
-------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                         -              -      319,773
For compensation and services [note 8]                                          -              -      140,137
Issuance of 250,000 shares of Series B preferred stock                          -              -    2,480,000
Value assigned to 30,000 options granted for
    consulting services [note 7]                                                -              -       70,000
Value assigned to 20,000 options granted for services [note 7]                  -              -       61,000
Net loss for the year                                                  (3,041,634)             -   (3,041,634)
Other comprehensive income                                                      -        285,004      285,004
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                           (11,805,647)       299,445    1,717,192
-------------------------------------------------------------------------------------------------------------
Issuance of common stock:
Upon exercise of stock options [note 8]                                        -               -      539,067
For compensation and services [note 8]                                         -               -       81,110
Purchase of technology [note 4]                                                -               -      962,500
Upon exercise of warrants from $5.00 to $7.50                                  -               -      972,500
Cashless exercise of warrants                                                  -               -           -
Conversion of Series B preferred stock [note 7]                                -               -           -
Issuance of Series C preferred stock, net of offering costs
 of $543,783 [note 7]                                                          -               -    5,925,000
Conversion of Series C preferred stock [note 7]                                -               -           (3)
Net loss for the year                                                 (3,068,046)              -   (3,068,046)
Other comprehensive income (loss)                                              -        (299,445)    (299,445)
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                         $(14,873,693)     $        -  $ 6,829,875
--------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial
statements.                                                                 F-6

                        American Technology Corporation

                           STATEMENTS OF CASH FLOWS

Years Ended September 30,                                                       2000             1999          1998
-------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                       $(3,068,046)   $(3,041,634)   $(4,593,713)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                                   226,986        127,260        132,215
   Allowance for doubtful accounts                                                  12,000              -              -
   Warrants granted for services                                                         -              -        122,000
   Gain on sales of investment securities                                         (988,112)             -              -
   Common stock issued for services and compensation                                81,110        140,137         91,919
   Common stock issued for interest                                                                     -         18,206
   Options granted for services                                                          -        131,000        316,000
   Inventory and loss accrual                                                            -              -        160,000
   Bonus paid on exchange for payment                                                    -              -        125,255
   Non-cash interest on cash-less exercise of warrants                                   -              -        920,000
   Non-cash accrued interest on long term debt                                           -              -        (11,651)
Changes in assets and liabilities:
     Trade accounts receivable                                                     (91,379)       (86,795)       235,437
     Inventories                                                                   114,848       (200,029)       (57,477)
     Prepaid expenses and other                                                     20,099       (146,111)       (31,094)
     Accounts payable                                                              (99,952)       131,712         81,173
     Accrued liabilities                                                           101,847         31,299         27,355
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (3,690,599)    (2,913,161)    (2,464,375)
-------------------------------------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                                             (204,625)       (69,458)       (80,995)
Patent costs paid                                                                 (174,276)      (261,495)      (108,479)
Purchase of technology                                                            (300,000)             -              -
Proceeds from sales of investment securities                                       988,315              -              -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                309,414       (330,953)      (189,474)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of preferred stock, net                                   5,925,000      2,480,000              -
Proceeds from exercise of common stock warrants                                    972,500              -        136,250
Proceeds from exercise of stock options                                            539,064        319,773        213,718
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        7,436,564      2,799,773        349,968
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                  4,055,379       (444,341)    (2,303,881)
Cash, beginning of year                                                            590,236      1,034,577      3,338,458
-------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                               $4,645,615       $590,236     $1,034,577
=========================================================================================================================

See accompanying summary of accounting policies and notes to financial
statements.                                                                 F-7

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

CONTINUED EXISTENCE AND MANAGEMENT'S PLAN
Other than cash of $4,645,615 at September 30, 2000, the Company has no other material unused sources of liquidity at this time. We have financed our operations primarily through the sale of Preferred Stock, exercise of stock options, issuance's of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. Primarily as a result of the sale of the investment securities in January 2000 and the issuance of the Series C Preferred Stock, our cash position increased by approximately $4.05 million from September 30, 1999. Based on our cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and ; (c) royalty revenue against existing license agreements; we believe we have sufficient capital resources for the next twelve months. We expect to incur additional operating losses as a result of continued product sale operations and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

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

American Technology Corporation
Summary of Accounting Policies
===============================================================================


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

PATENTS
Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value. Amortization expense was $21,433 for fiscal 2000.

PURCHASED TECHNOLOGY
Purchased technology is carried at cost, and is amortized over three years. Amortization expense was $105,208 for fiscal 2000.

LEASES
Leases entered into are classified as either capital or operating leases. At fiscal year end 2000 the Company had no capital lease obligations. All current leases reported are classified as operating leases.

REVENUE RECOGNITION
Product sales are recognized in the periods that products are shipped. Revenues from on-going per unit license fees are earned based on units shipped incorporating the Company's patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company and collectibility is reasonably assured. Revenues from up-front license fees and annual license fees are recognized ratably over the specified term of the particular license.

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

NET LOSS PER SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding during fiscal 2000 was 11,868,511 [1999 - 11,408,264] [1998 - 10,889,654). Diluted
earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company's losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), the Company is not required to present a diluted earnings (loss) per share. Stock options, warrants and convertible preferred stock exercisable into 2,329,827 shares of Common Stock were outstanding at September 30, 2000, stock options, warrants and convertible preferred stock exercisable into 3,009,761 shares of Common Stock were outstanding at September 30, 1999, and stock options and warrants exercisable into 1,693,100 shares of Common Stock were

American Technology Corporation
Summary of Accounting Policies
===============================================================================


outstanding at September 30, 1998. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during the years ended September 30, 2000 and 1999 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock and Series C Preferred Stock (see Note 8). The Company calculated the fair value of the warrants at $595,000 and $1,478,000, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $60,000 and in the Series C Preferred Stock of $1,031,250. Such imputed deemed dividends are not included in the Company's stockholders' equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company's Series B Preferred Stock provides for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the year ended September 30, 2000 was $126,118 and $171,830, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,                                        2000          1999          1998
--------------------------------------------------------  -----------   -----------   -----------
 Net loss                                                 $(3,068,046)  $(3,041,634)  $(4,593,713)
 Series B and Series C Preferred stock imputed
  deemed dividends based on discount at issuance           (1,031,250)      (60,000)            -
 Imputed deemed dividends on warrants issued
  with Series B and Series C Preferred Stock               (1,478,000)     (595,000)            -
 Accretion on Series B Preferred Stock at stated rate        (126,118)     (112,852)            -
 Accretion on Series C Preferred Stock at stated rate        (171,830)            -             -
                                                          -----------   -----------   -----------
Net loss available to common stockholders before
 cumulative effect of a change in accounting
 principles                                                (5,875,244)   (3,809,486)   (4,593,713)
 Cumulative effect of a change in accounting
    principles [note 7]                                    (2,073,750)            -             -
                                                          -----------   -----------   -----------
 Net loss available to common stockholders                $(7,948,994)  $(3.809,486)  $(4,593,713)
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

SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to non-employees using the Black-Scholes Option-pricing model.

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

American Technology Corporation
Summary of Accounting Policies
===============================================================================


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

American Technology Corporation
Notes to Financial Statements
================================================================================


1. INVESTMENT SECURITIES
During the fiscal year ended September 30, 2000, the Company received $988,315 from the sale of 225,300 shares of e.Digital Corporation ("EDIG") common stock, an affiliated corporation. At September 30, 2000 the Company no longer holds available for sale investment securities. For fiscal year 1999 investment securities of e.Digital Corporation common stock were valued as follows:

For the Years Ended September 30,                                 2000        1999
-----------------------------------------------------------------------------------
Cost                                                         $       -   $     203
Gross Unrealized Gains                                               -     299,445
-----------------------------------------------------------------------------------
Estimate Fair Value                                          $       -   $ 299,648
===================================================================================
2. INVENTORIES
Inventories consisted of the following at September 30,           2000        1999
-----------------------------------------------------------------------------------
Finished goods                                               $ 103,094   $ 228,021
Raw materials                                                   89,379      79,300
-----------------------------------------------------------------------------------
                                                               192,473     307,321
Reserve for obsolescence                                       (20,000)    (20,000)
-----------------------------------------------------------------------------------
                                                             $ 172,473   $ 287,321
===================================================================================
3. EQUIPMENT
Equipment consisted of the following at September 30,             2000        1999
-----------------------------------------------------------------------------------

Machinery and equipment                                      $ 504,813   $ 424,477
Office furniture and equipment                                 196,512     149,668
Leasehold improvements                                         114,887      37,442
-----------------------------------------------------------------------------------
                                                               816,212     611,587
Accumulated depreciation                                      (578,885)   (478,540)
-----------------------------------------------------------------------------------
Net equipment                                                $ 237,327   $ 133,047
===================================================================================

Depreciation expense was $100,345, $105,777, and $108,049 for the years ended September 30, 2000, 1999 and 1998, respectively.

4. PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of Common Stock. The 200,000 shares of Common Stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 159,843 shares of Common Stock upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased loudspeaker technology. These shares reflect a reduction for the amount paid by the Company for prepaid minimum royalties for proprietary film purchases. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

5. RELATED PARTY TRANSACTIONS
Royalties
---------
In connection with a 1992 agreement to purchase technology, the Company is required to pay a stockholder/director of the Company a 1% royalty on all net sales of certain radio equipment (as defined). Sales of these products were discontinued in fiscal 1998. For the year ended September 30, 1998 total royalties paid by the Company on radio equipment sales were $973.

The Company is also obligated to pay the stockholder/director royalties of 2% on gross revenues of the Company's sound reproduction and global positioning satellite technologies. As of September 30, 2000, no amounts have been paid nor are due under this agreement.

American Technology Corporation
Notes to Financial Statements
================================================================================


Notes Receivable-Officer
------------------------
At September 30, 2000 and 1999 an officer was obligated to the Company in the amount of $27,895 from a cash loan made to exercise stock options. The note is presented as a reduction from stockholders' equity in the accompanying financial statements.

6. INCOME TAXES
Income taxes consisted of the following:



Years ended September 30,                                                         2000                 1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
 Deferred (benefit)
  Federal                                                                   $(1,077,000)         $(1,025,000)       $(1,302,000)
  State                                                                        (190,000)            (181,000)          (230,000)
                                                                            -----------          -----------        -----------
                                                                             (1,267,000)          (1,206,000)        (1,532,000)
 Change in valuation allowance                                                1,267,000            1,206,000          1,532,000
                                                                            -----------          -----------        -----------
                                                                            $         -          $         -        $         -
                                                                            ===========          ===========        ===========

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years ended September 30,                                                       2000                 1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit) computed at the
 federal statutory rate                                                  $(1,043,000)         $(1,034,000)       $(1,562,000)
Tax effect of change in valuation allowance                                1,267,000            1,206,000          1,562,000
Nondeductible compensation
 interest expense and other                                                    6,000              (18,000)           288,000
State income taxes (benefit), net of
 federal tax benefit                                                        (184,000)            (182,000)          (276,000)
Other                                                                        (46,000)              28,000             24,000
                                                                         -----------          -----------        -----------
                                                                         $         -          $         -        $         -
                                                                         ===========          ===========        ===========

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2000 and 1999 are as follows:



Deferred tax assets:                                                      2000          1999
                                                                   -----------   -----------
 Net operating loss carryforwards                                  $ 5,131,000   $ 4,173,000
 Research and development credit                                       119,000             -
 Equipment                                                              40,000         8,000
 Purchased technology                                                   17,000             -
 Accruals and other                                                     62,000        46,000
 Allowances                                                              8,000         3,000
                                                                   -----------   -----------
  Gross deferred tax asset                                           5,377,000     4,230,000
  Less valuation allowance                                          (5,377,000)   (4,110,000)
                                                                   -----------   -----------
                                                                             -       120,000
                                                                   -----------   -----------
Deferred tax liabilities:
   Unrealized gain on investment securities                                  -      (120,000)
                                                                   -----------   -----------
Net deferred tax asset (liability)                                 $         -   $         -
                                                                   ===========   ===========

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 2000, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $12,790,000 which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

American Technology Corporation
Notes to Financial Statements
================================================================================


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

On March 16, 2000 the Company issued 300,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") for cash at $20.00 per share for net proceeds of approximately $5,925,000. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The Series C Stock may not be converted at an effective price of less than $8.00 per share until August 31, 2000. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. In connection with the sale of Series C Stock, the Company issued warrants to the purchasers to purchase an aggregate of 300,000 shares of Common Stock at $11.00 per share until March 31, 2003. During the year ended September 30, 2000, of the Series C Stock 290,000 shares were converted into 1,037,385 shares of Common Stock. As of September 30, 2000, the 10,000 shares remaining of the Series C Stock would have been convertible into 35,915 shares of Common Stock.

In connection with the Series C Stock financing, the Company incurred placement fees, legal and related costs of $75,000 and issued a warrant to purchase 75,000 shares of Common Stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

During December 1998 and January 1999, the Company issued 250,000 shares of Series B Preferred Stock, par value $0.00001 ("Preferred Stock") for cash at $10.00 per share for net proceeds of $2,480,000. The dollar amount of Preferred Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (a) $5.00 per share or (b) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Preferred Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Preferred Stock is subject to automatic conversion on November 30, 2001. During fiscal year ended September 30, 2000, an aggregate of 57,740 shares of Series B Preferred Stock were converted into 122,716 shares of Common Stock.

In connection with the sale of Preferred Stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001. At September 30, 2000 the Series B Preferred Stock would have been convertible into 425,079 shares of Common Stock.

During the year, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued Convertible Preferred Stock. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer's stock at the commitment date.

American Technology Corporation
Notes to Financial Statements
================================================================================

The Company has presented the effect of adoption as a cumulative effect of a change in accounting principles as allowed for in EITF 00-27. Accordingly, the Company has recognized an additional $2,073,750 in imputed deemed dividends based on a discount at issuance.

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

At September 30, 2000, the Company had the following warrants outstanding arising from the offerings and transactions, each exercisable into one Common
Share:

                Number         Exercise Price          Expiration Date
              ----------       --------------         -----------------
               240,000                 $ 6.00         November 30, 2001
                50,000                 $16.00              May 12, 2003
                50,000                 $10.00           January 5, 2004
               375,000                 $11.00            March 31, 2005
               -------
               715,000
               =======

At September 30, 1999, the Company had the following warrants outstanding arising from the offerings and transactions, each exercisable into one Common
Share:

                Number           Exercise Price        Expiration Date
                ------           --------------       -----------------
                60,000               $ 5.00            February 5, 2000
                47,500               $ 5.00               March 1, 2000
               172,500               $ 7.50              August 1, 2000
                25,000               $16.00               June 18, 2000
               250,000               $ 6.00           November 30, 2001
                50,000               $16.00                May 12, 2003
                50,000               $10.00             January 5, 2004
               -------
               655,000
               =======

8. BENEFIT PLANS

1997 Employee Stock Compensation Plan ("ESC")
---------------------------------------------

Effective March 10, 1997, the Company adopted the 1997 Employee Stock Compensation Plan, expiring March 9, 2002, the plan was modified on February 22, 2000 reserving for issuance of an aggregate of 650,000 shares of the Company's Common Stock and extending the expiration date until 2002. The Plan provides for compensation awards of the Company's common stock to non-executive employees (as defined), at the discretion of the ESC Plan committee. During fiscal 2000, the Company issued 8,233 shares of common stock under the Plan recording general and administrative expense of $81,110 for awards valued at an estimated fair market value ranging from $7.00 to $10.53 per share

During fiscal 1999, the Company issued 25,699 shares of common stock under the Plan recording general and administrative expense of $140,137 for awards valued at an estimated fair market value ranging from $4.40 to $7.125 per share. During fiscal 1998, the Company issued 14,750 shares of Common Stock under the plan recording

American Technology Corporation
Notes to Financial Statements
================================================================================

general and administrative expense of $91,919 for awards valued at an estimated fair market value ranging from $3.875 to $8.53 per share.

1997 Stock Option Plan
-----------------------

The Company has a Stock Option Plan, expiring January 22, 2008, reserving for issuance 1,000,000 shares of the Company's Common Stock, as amended March 5, 1999. The Options issued under the Plan shall, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The Stock Option Plan provides for grants to employees, directors or consultants, both at the discretion of the Board of Directors. Options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the Stock Option Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2000, there were options outstanding covering 389,333 shares of Common Stock under this Plan.

1992 Incentive Stock Option Plan ("ISO")
----------------------------------------

The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2000, there were options outstanding covering 185,000 shares of Common Stock under this Plan.

1992 Non-Statutory Stock Option Plan ("NSO")
--------------------------------------------

The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The NSO Plan provides for grants to either full or part-time employees, directors or consultants, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within 10 years of the date they were granted. As of September 30, 2000, there were options outstanding covering 234,500 shares under this Plan.

Other Stock Options
-------------------

During fiscal 2000, in connection with an executive officer's separation agreement an aggregate of 260,000 options were cancelled and 180,000 options are vested and exercisable at $8.50 per share until October 12, 2001 and 50,000 options are exercisable at $16.00 per share until October 12, 2001. In connection with employment offers to new employees the Company issued an aggregate of 115,000 options ranging in exercisable price of $6.38 to $9.03.

Non-Cash Stock Option Compensation Expense
------------------------------------------

During fiscal 1999, and 1998, the Company recorded non-cash compensation expense of $131,000, $316,000 respectively, under its stock option plans to non-employees through the granting of 50,000 options, 80,000 options and 97,500 options, respectively. Of the non-cash compensation expense recorded in fiscal 1998, $136,000 pertained to the fourth quarter. Also during fiscal 1998, 292,963 common shares were issued in connection with the cashless exercise of stock options relating to 350,000 shares.

Stock Option Pro Forma and Summary Information
----------------------------------------------

The Financial Accounting Standard Boards Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock options plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock award (those under the stock option plans described above plus warrants for consulting services) (see note 7) at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used respectively; dividend yield of zero percent for all years; expected volatility of 71 percent; risk-free interest rates between 6 and 6.72 percent; and expected lives of 2.21 to 5.01 years.

American Technology Corporation
Notes to Financial Statements
================================================================================

Under the accounting provisions for SFAS No. 123, the Company's net loss available to Common Shareholders and basic and diluted loss per Common Share would have been increased by the pro forma amounts indicated below:

Years ended September 30,                           2000          1999          1998
------------------------------------------------------------------------------------
Net Loss available to Common Shareholders
  As reported                                $(7,948,994)  $(3,809,486)  $(4,593,713)
  Pro forma                                   (8,908,065)   (4,703,717)   (4,906,273)
Net loss per Common Share
  As reported                                $      (.67)  $      (.33)  $      (.42)
  Pro forma                                  $      (.75)  $      (.41)  $      (.45)

During the initial phase-in period of SFAS No. 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans as of September 30, 2000, 1999 and 1998 and the changes during the years ended on those dates is presented below:

Fiscal 1998:                                                        Shares    Exercise Price
                                                                  ----------  --------------
Outstanding October 1, 1997                                       1,672,500            $3.79
  Granted                                                           567,600            $7.46
  Canceled/expired                                                 (743,200)           $5.81
  Exercised                                                        (158,800)           $1.35
                                                                  ---------
Outstanding September 30, 1998                                    1,338,100            $4.51
                                                                  =========
Exercisable at September 30, 1998                                   898,568            $2.84
                                                                  =========

Weighted average fair value of options granted during the year                         $0.52
                                                                                       =====

Fiscal 1999:
Outstanding October 1, 1998                                       1,338,100            $4.51
  Granted                                                           471,800            $7.06
  Canceled/expired                                                 (145,100)           $6.09
  Exercised                                                         (82,500)           $3.88
                                                                  ---------
Outstanding September 30, 1999                                    1,582,300            $5.16
                                                                  =========
Exercisable at September 30, 1999                                   975,666            $3.45
                                                                  =========

Weighted average fair value of options granted during the year                         $3.93
                                                                                       =====

Fiscal 2000:
Outstanding October 1, 1999                                       1,582,300            $5.16
  Granted                                                           133,600            $7.84
  Canceled/expired                                                 (293,467)           $9.10
  Exercised                                                        (268,600)           $2.01
                                                                  ---------
Outstanding September 30, 2000                                    1,153,833            $5.20
                                                                  =========
Exercisable at September 30, 2000                                   964,483            $4.89
                                                                  =========

Weighted average fair value of options granted during the year                         $5.00
                                                                                       =====

American Technology Corporation
Notes to Financial Statements
================================================================================

The following table summarizes information about stock options outstanding at September 30, 2000:

                                        Weighted Average  Weighted                    Weighted
                Range of                       Remaining   Average                     Average
                Exercise         Number      Contractual  Exercise         Number     Exercise
                  Prices    Outstanding             Life     Price    Exercisable        Price
----------------------------------------------------------------------------------------------
          $         0.50         300,000            0.39    $ 0.50        300,000       $ 0.50
          $   3.59-$4.98         184,000            2.32    $ 4.05        174,000       $ 4.07
          $   5.00-$5.90         263,333            2.82    $ 5.27        207,633       $ 5.35
          $   6.38-$7.81          79,100            2.66    $ 7.01         38,150       $ 7.62
          $   8.50-$9.03         277,400            3.23    $ 8.52        194,700       $ 8.51
          $        16.00          50,000            2.01    $16.00         50,000       $16.00
----------------------------------------------------------------------------------------------
          $  0.50-$16.00       1,153,833            2.16    $ 5.20        964,483       $ 4.89
==============================================================================================

Employee Benefit  - 401K Plan
-----------------------------

On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2000 and 1999, the Company made matching contributions of approximately $15,046 and $10,500 respectively, no matching contributions were made in fiscal 1998.

9. COMMITMENTS AND CONTINGENCIES

Facility Lease
--------------

In June 1997, the Company entered into a joint three-year sublease agreement with e.Digital, an affiliated company. In September 2000, the Company amended the three-year lease to become an independent lessee and to acquire an additional 3,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 12,100 square feet with aggregate monthly payments of $14,772 inclusive of utilities and costs. Office rent expense recorded by the Company for the years ended September 30, 2000, 1999 and 1998 was $106,191, $96,500 and $91,515 respectively. The total operating lease obligation under the lease for office space is $524,112 of which the Company's minimum commitments is as follows:

Year ending:
-------------------------------------------------------------------------------
2001                                                                   $178,457
2002                                                                    185,742
2003                                                                    159,913
-------------------------------------------------------------------------------
                                                                       $524,112
===============================================================================

Automobile Leases
-----------------

The Company has two automobile lease obligations with terms of 35 months. The leases will expire as of February 2003 and are reported as operating leases within the financial statements. The obligations under these leases are as follows:

Year ending:
-------------------------------------------------------------------------------
2001                                                                    $23,249
2002                                                                     14,519
2003                                                                      4,840
-------------------------------------------------------------------------------
                                                                        $42,608
===============================================================================

Employment Agreements
---------------------

The company has entered into six employment agreements with executive officers and key employees. These agreements are each for three-year terms expiring from August 2000 to February 2003. The agreements may be automatically renewed for one-year terms. The agreements provide for minimum annual salaries ranging from $60,000 to $180,000, a total of $690,000, in the aggregate. Certain of the agreements provide for up to twelve

American Technology Corporation
Notes to Financial Statements
================================================================================

months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

10. MAJOR CUSTOMERS

For the year ended September 30, 2000, sales to two individual customers accounted for 23% and 12% of total revenue. During the year ended September 30, 1999, sales to two individual customers accounted for 20% and 13% of total revenue. During the year ended September 30, 1998, sales to three individual customers accounted for 19%, 18% and 10% of total revenues.

11. SUPPLIER AGREEMENTS

Finished consumer products are purchased from a variety of foreign sources under contract or by purchase order. In fiscal 2000 and 1999, the Company sourced from outside foreign manufacturers all finished products. The Company has relationships with a number of high quality, low-cost foreign manufacturers who provide the Company with a diverse line of consumer electronic products. The Company believes this diversification is such that it is not reliant on any one supplier.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years ended September 30,                                             2000        1999         1998
----------------------------------------------------------------------------------------------------
Non-cash financing activities:
  Convertible notes exchanged for Common Stock                     $         - $      -     $375,000
  Purchased technology exchanged for Common Stock                      962,500        -            -
  Common stock issued on conversion of Series C preferred stock      5,925,000        -            -
  Interest paid by issuance of Common Stock                                  -        -       18,206
  Cash paid for interest                                                     -        -            -
     Bonus paid in exchange for payment on officer note receivable           -        -      125,255

13. SUMMARIZED QUARTERLY RESULTS

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with our financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

                                                1st                       2nd                      3rd                       4th
                                              Quarter                   Quarter                  Quarter                   Quarter
Fiscal 1999
Revenues                                    $ 164,457                $ 116,398                 $ 320,250               $   222,648
Gross Profit (1)                               44,987                   22,593                   132,548                     3,960
Loss before extraordinary item               (812,944)                (724,441)                 (603,979)                 (900,270)
Net loss                                    $(812,944)               $(724,441)                $(603,979)              $  (900,270)
Loss per Share (2)                          $   (0.11)               $   (0.08)                $   (0.06)              $     (0.08)
Fiscal 2000
Revenues                                    $ 621,919                $ 179,261                 $ 340,074               $   291,796
Gross Profit (loss) (1)                       227,753                  (37,837)                  175,143                    17,096
Loss before extraordinary item               (541,535)                (372,344)                 (824,475)               (1,329,692)
Net loss                                    $(541,535)               $(372,344)                $(824,475)              $(1,329,692)
Loss per Share (2)                          $   (0.05)               $   (0.25)                $   (0.08)              $     (0.64)


1. Gross profit is calculated by subtracting cost of revenues from total revenues.
2. Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

American Technology Corporation
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                           Balance at               Charged to                                             Balance
                                            Beginning                 Cost and                                           At end of
Description                                 Of period                 Expenses                Deductions                    Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 2000               $   8,000                $  32,703                 $  20,703               $    20,000

Year ended September 30, 1999               $  17,000                $  24,209                 $  33,209               $     8,000

Year ended September 30, 1998               $   7,842                $  15,000                 $   5,842               $    17,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN TECHNOLOGY CORPORATION

                              December 29, 2000


                              By: /s/ ELWOOD G. NORRIS
                                  --------------------
                                  Elwood G. Norris
                                  Chairman, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

Date: December 29, 2000        By /s/ ELWOOD G. NORRIS
                                  --------------------
                                  Elwood G. Norris
                                  Chairman, Chief Executive Officer and Director

Date: December 29, 2000        By /s/ TERRY CONRAD
                                  ----------------
                                  President

Date: December 29, 2000        By /s/ RENEE WARDEN
                                  ----------------
                                  Renee Warden, Chief Accounting Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

Date: December 29, 2000        By /s/ RICHARD M. WAGNER
                                  ---------------------
                                  Richard M. Wagner
                                  Director

Date: December 29, 2000        By /s/ O'CONNELL J. BENJAMIN
                                  -------------------------
                                  O'Connell J. Benjamin
                                  Director

Date: December 29, 2000        By /s/ DAVID J. CARTER
                                  -------------------
                                  David J. Carter
                                  Director