Form 10-Q
period 2000-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2001-02-14
CIK 924383

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

                For the quarterly period ended December 31, 2000
                                               -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO ____
                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                           13,592,952
--------------------------------                           ----------
             (Class)                         (Outstanding at February 9, 2001)

                        AMERICAN TECHNOLOGY CORPORATION
                                     INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Balance Sheets as of December 31, 2000 (unaudited)
              and September 30, 2000                                         3

             Statements of Operations for the three months ended
              December 31, 2000 and 1999 (unaudited)                         4

             Statements of Comprehensive Loss for the three months
              ended December 31, 2000 and 1999 (unaudited)                   5

             Statements of Cash Flows for the three months ended
              December 31, 2000 and 1999 (unaudited)                         6

             Notes to Interim Financial Statements                           7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     12


PART II. OTHER INFORMATION                                                  12

     Item 1. Legal Proceedings                                              12
     Item 2. Changes in Securities and Use of Proceeds                      12
     Item 3. Defaults upon Senior Securities                                12
     Item 4. Submission of Matters to a Vote of Security Holders            13
     Item 5. Other Information                                              13
     Item 6. Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                  14

                        American Technology Corporation
                                BALANCE SHEETS

                                                                      (unaudited)
                                                                     December 31,      September 30,
                                                                         2000              2000
====================================================================================================
ASSETS
Current Assets:
  Cash                                                                $ 3,469,980       $ 4,645,615
  Trade accounts receivable, less allowance of
     $20,000 and $8,000 for doubtful accounts                              72,842           237,912
  Inventories [note 5]                                                    175,411           172,473
  Prepaid expenses and other                                              172,262           184,482
---------------------------------------------------------------------------------------------------
Total current assets                                                    3,890,495         5,240,482
---------------------------------------------------------------------------------------------------
Equipment, net [note 3]                                                   247,962           237,327
Patents, net                                                              692,181           640,513
Purchased technology, net [note 6]                                      1,052,085         1,157,292
---------------------------------------------------------------------------------------------------
Total assets                                                          $ 5,882,723       $ 7,275,614
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                     $   256,952       $   233,802
 Accrued liabilities:
   Payroll and related                                                    129,430           182,048
   Other                                                                   25,665            29,889
---------------------------------------------------------------------------------------------------
Total current liabilities                                                 412,047           445,739
---------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 6 and 8]

Stockholders' equity [note 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
  Series B Preferred stock 250,000 shares designated: 192,260
    issued and outstanding.                                                     2                 2
  Series C Preferred stock 300,000 shares designated: 10,000
    issued and outstanding.                                                     -                 -
Common stock, $0.00001 par value; 20,000,000 shares authorized
  13,292,099 and 13,282,099 shares issued and outstanding                     133               133
  Additional paid-in capital                                           21,765,709        21,731,328
  Note receivable, officer                                                (27,895)          (27,895)
  Accumulated deficit                                                 (16,267,273)      (14,873,693)
---------------------------------------------------------------------------------------------------
Total stockholders' equity                                              5,470,676         6,829,875
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 5,882,723       $ 7,275,614
===================================================================================================



See accompany summary of accounting policies and notes to financial statements.

               American Technology Corporation
                   STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                                                 For the three months ended
                                                                                                        December 31,
                                                                                                     2000          1999
===========================================================================================================================
Revenues:
  Product sales                                                                                     159,416       566,147
  Contract and license                                                                               33,306        55,772
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                      192,722       621,919
-------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                                                                    175,110       394,166
-------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                         17,612       227,753
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative, (including $34,381 and $11,118                               611,195       514,539
    non-cash for 2000 and 1999, respectively)

  Research and development                                                                          863,920       368,701
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                          1,475,115       883,240
-------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                             (1,457,503)     (655,487)
-------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                                                    63,923         3,890
  Gain on sales of investment securities                                                                  -       110,917
Other                                                                                                     -          (855)
-------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                         63,923       113,952
-------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                         (1,393,580)     (541,535)
=========================================================================================================================

Net loss available to common stockholders                                                        (1,432,190)     (573,101)
=========================================================================================================================

Net loss per share of common stock - basic and diluted                                          $     (0.11)  $     (0.05)
=========================================================================================================================

Average weighted number of common shares outstanding                                             13,287,642    11,504,623
=========================================================================================================================



    See accompanying summary of accounting policies and notes to financial statements

                        American Technology Corporation
                       STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)

For the Three Months Ended December 31,          2000                1999
----------------------------------------------------------------------------
Net Loss                                     $(1,393,580)          $(541,535)
Reclassification adjustment for gains
   included in net income                           -                208,954
                                           ---------------------------------
Comprehensive loss                                  -              $(332,581)
                                           =================================



    See accompanying summary of accounting policies and notes to financial statements

                        American Technology Corporation
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the three months ended
                                                                        December 31,
                                                                   2000             1999
============================================================================================
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                        $(1,393,580)      $(541,535)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                    140,992          29,651
   Allowance for doubtful accounts                                        -          (9,000)
   Gain on sales of investment securities                                 -        (110,917)
   Stock issued for services                                         34,381          11,118
Changes in assets and liabilities:
     Trade accounts receivable                                      165,071         (51,388)
     Inventories                                                     (2,938)        (27,988)
     Prepaid expenses and other                                      12,217         159,830
     Accounts payable                                                23,151         133,796
     Accrued liabilities                                            (56,842)         (8,784)
-------------------------------------------------------------------------------------------
Net cash used in operating activities                            (1,077,548)       (415,217)
-------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                               (39,567)         (7,930)
Patent costs paid                                                   (58,520)        (38,274)
Proceeds from sales of investment securities                              -         110,962
-------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 (98,087)         64,758
-------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from exercise of common stock warrants                           -         135,000
Proceeds from exercise of stock options                                   -         167,704
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 -         302,704
-------------------------------------------------------------------------------------------
Net decrease in cash                                             (1,175,635)        (47,755)
Cash, beginning of year                                           4,645,615         590,236
-------------------------------------------------------------------------------------------
Cash, end of year                                                $3,469,980        $542,481
===========================================================================================
Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
  Dividends on conversion of Series B Preferred Stock                     -           5,935

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2000.

3. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,648,505 shares of common stock were outstanding at December 31, 2000 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,921,999 shares of common stock were outstanding as of December 31, 1999. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company's Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the three months ended December 31, 2000 was $38,610 and $31,566, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                  Three months ended December
                                                          2000        1999
                                                          ----        ----
Net Loss                                              $(1,393,580)  $(541,535)
Accretion on Series B and Series C Preferred
 Stock at stated rate                                     (38,610)    (31,566)
                                                      -----------   ---------
Net loss available to common stockholders             $(1,432,190)  $(573,101)
                                                      ===========   =========

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, the adoption of SAB 101 had no material impact on the Company's financial condition, results of operations or cash flows.

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

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at December 31, 2000:

               Finished goods                               $105,793
               Raw materials                                  89,618
               Reserve for obsolete inventory                (20,000)
                                                            --------
                                                            $175,411
                                                            ========

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

7. INVESTMENT SECURITIES

At December 31, 2000 the Company no longer holds available for sale investment securities. During the first quarter ended December 31, 1999, the Company sold 50,000 shares of e.Digital Corporation for the gross proceeds of $110,962. At December 31, 1999 the Company held 175,000 shares of e.Digital Corporation common stock with an estimated fair value of $508,602.

8. STOCKHOLDERS' EQUITY

At December 31, 2000, the Company had 192,260 shares of Series B Preferred Stock, par value $0.00001 ("Series B Stock") issued and outstanding. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. At December 31, 2000 the Series B Stock would have been convertible into 615,564 shares of Common Stock.

At December 31, 2000, the Company had 10,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") issued and outstanding. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The Series C Stock may not be converted at an effective price of less than $8.00 per share until August 31, 2000. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. At December 31, 2000, the Series C Stock would have been convertible into 36,441 shares of Common Stock.

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


8. STOCKHOLDERS' EQUITY (cont'd)
The following table summarizes changes in equity components from transactions during the three months ended December 31, 2000:

                                                                                                         Additional
                                                                    Preferred Stock      Common Stock      Paid-In     Accumulated
                                                                   Shares    Amount    Shares    Amount    Capital       Deficit
                                                                   ------    ------    ------    ------    -------       -------
Balance as of October 1, 2000                                       192,260      $2  13,282,099    $133  $21,731,328  $(14,873,693)
Issuance of Common Stock:
  For compensation and services                                           -       -      10,000       -       34,381
Net loss                                                                  -       -           -       -            -    (1,393,580)
---------------------------------------------------------------  ----------  ------  ----------  ------  -----------  ------------
Balance as of December 31, 2000                                     192,260      $2  13,292,099    $133  $21,765,709  $(16,267,273)
                                                                 ==========  ======  ==========  ======  ===========  ============

The following table summarizes information about stock option activity during the first quarter ended December 31, 2000:

                                          Weighted Average
                                               Shares        Exercise Price
                                               ------        --------------

  Outstanding October 1, 2000                1,153,833            $5.20
   Granted                                     165,000            $3.68
   Canceled/expired                            (37,333)           $3.85
                                             ---------
  Outstanding December 31, 2000              1,281,500            $4.91
                                             =========
  Exercisable at December 31, 2000             989,866            $4.71
                                             =========

Options outstanding are exercisable at prices ranging from $0.50 to $16.00 and expire over the period from 2000 to 2005 with an average life of 2.41 years.

At December 31, 2000, the Company had warrants outstanding, exercisable into the following number of common shares:

       Number          Exercise Price       Expiration Date
       ------          --------------       ---------------
      240,000              $ 6.00          November 30, 2001
       50,000              $16.00               May 12, 2003
       50,000              $10.00            January 5, 2004
      300,000              $11.00              June 30, 2003
       75,000              $11.00              June 30, 2005
      -------
      715,000
      =======


9. INCOME TAXES

At December 31, 2000, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $12,790,000 which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

10. SALE OF PATENTED TECHNOLOGIES

On December 29, 2000, the Company entered into an agreement to sell one of its patented technologies for $200,000 and future royalties. The Company will recognize revenue from this transaction in calendar 2001 when and as future contractual conditions are met.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." ALSO SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000.

Overview

We are focused on commercializing our proprietary HyperSonic Sound(TM), Stratified Field(TM), NeoPlanar(TM) and PureBass(TM) technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity and low distortion sound reproduction. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range sub-woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters that we believe produce improved performance. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. There can be no assurance we will be successful in commercially exploiting our sound technologies.

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

Results of Operations

Total revenue for the three months ended December 31, 2000 were $192,722 a 69% decrease from the first three months of the prior year. Contract and service revenue for the quarters ending December 31, 2000 and 1999 was $33,306 and $55,772, respectively. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the three months ended December 31, 2000 was $175,110 resulting in a gross profit of $17,612 or 9%. This compares to a gross profit of $227,753 or 37% for the comparable period of the prior year. The fiscal 2001 first quarter gross profit decrease is due to the sale of marked down and closeout inventory. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the three months ended December 31, 2000 and 1999 were $611,195 and $514,539, respectively. The $96,656 increase resulted from an increase of $58,312 in personnel and related costs; a $19,379 increase in rent; and a $15,313 increase in accounting and administration related expenditures. We may expend additional resources on marketing SFT and HSS technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the three months ended December 31, 2000 were $863,920 compared to $368,701 for the comparable three months of the prior year. The $495,219 increase resulted primarily from an increase in PMT, HSS and SFT technology development activities and related personnel and component costs. This increase was primarily due to increased research and development on HSS evaluation units and amortization expense on the purchased technology.

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

We recorded in selling, general and administrative expenses a non-cash compensation expense of $34,381 for the three months ended December 31, 2000. The $34,381 non-cash compensation expense for fiscal year 2001 is for services paid through the issuance of 10,000 shares of common stock. Included in selling, general and administrative expense for the three months ended December 31, 1999 is non-cash compensation expense of $11,118 which is the result of services paid through the issuance of 1,589 shares of common stock. Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrant and option valuations.

We experienced a loss from operations of $1,475,503 during the three months ended December 31, 2000, compared to a loss from operations of $655,487 for the comparable three months ended December 31, 1999. The $820,016 increase is primarily due to increase in research and development expenditures.

The net loss available to common stockholders for the three months ended December 31, 2000 and December 31, 1999 of $1,432,190 and $573,101,
respectively, included $38,610 and $31,566 of accrued accretion on the Series B and Series C Preferred Stock, respectively. These amounts are included in net loss available to common stockholders.

We have federal net loss carryforwards of approximately $12,790,000 for federal tax purposes expiring through 2020. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the three months ended December 31, 2000, the Company experienced a net loss of $1,393,580. In addition to this amount, $1,077,548 of cash was used in operating activities through a $56,842 decrease in accrued liabilities and an increase of $2,938 in inventory. Operating cash was provided by a $165,071 decrease in accounts receivable, a $23,150 increase in accounts payable and a $12,217 decrease in prepaid expenses.

At December 31, 2000, we had gross accounts receivable of $92,842 as compared to $226,921 at December 31, 1999. This represented approximately 136 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the three months ended December 31, 2000, the Company used approximately $39,567 for the purchase of laboratory and computer equipment and made a $58,520 investment in patents and new patent applications. We anticipate significant investments in patents in fiscal 2001 and requirements for additional equipment for developing SFT, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.


At December 31, 2000, we had working capital of $3,478,448 compared to working capital of $4,794,743 at September 30, 2000.

We have financed our operations primarily through the sale of preferred stock, exercise of stock options, issuances of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At December 31, 2000, we had cash of $3,469,980. As a result of our continuing operating losses, our cash position decreased by approximately $1.2 million from September 30, 2000. Based on our cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and (c) royalty revenue against existing license agreements, we believe we have sufficient capital resources for the next twelve months. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued liquidation of inventory below cost and as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 7, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the Company's financial statements.

Business Risks

This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash of $3,469,980. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Not applicable

(b) Reports on Form 8-K

   We filed a Form 8-K on October 27, 2000 disclosing in Item 5 the contents of a letter from our Chairman and our President to stockholders dated October 25, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN TECHNOLOGY CORPORATION

Date: February 14, 2001                  By:   /s/ RENEE' WARDEN
                                               ----------------------
                                               Renee Warden, Chief Accounting
                                               Officer, Treasurer and
                                               Corporate Secretary
                                               (Principal Financial and
                                               Accounting Officer and duly
                                               authorized to sign on behalf
                                               of the Registrant)