Form 10-Q
period 2001-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2001-05-14
CIK 924383

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                         QUARTERLY REPORT PURSUANT TO
                            SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

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

                                (858) 679-2114
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                     13,880,044
--------------------------------                --------------------
            (Class)                         (Outstanding at May 7, 2001)

================================================================================

                        AMERICAN TECHNOLOGY CORPORATION
                                     INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

             Balance Sheets as of March 31, 2001 (unaudited)
               and September 30, 2000                                         3

             Statements of Operations for the three and six months
               ended March 31, 2001 and 2000 (unaudited)                      4

             Statements of Comprehensive Loss for the three and six
               months ended March 31, 2001 and 2000 (unaudited)               5

             Statements of Cash Flows for the three and six months
               ended March 31, 2001 and 2000 (unaudited)                      6

             Notes to Interim Financial Statements                            7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

     Item 3. Quantitative and Qualitative Disclosures about Market
               Risk                                                          13

PART II. OTHER INFORMATION                                                   13

      Item 1. Legal Proceedings                                              13
      Item 2. Changes in Securities and Use of Proceeds                      13
      Item 3. Defaults upon Senior Securities                                13
      Item 4. Submission of Matters to a Vote of Security Holders            13
      Item 5. Other Information                                              14
      Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                   15

                        American Technology Corporation
                                BALANCE SHEETS

                                                                                 (unaudited)
                                                                                  March 31,        September 30,
                                                                                     2001              2000
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                         $     2,331,936     $  4,645,615
  Trade accounts receivable, less allowance of
     $20,191 and $20,000 for doubtful accounts                                         146,374          237,912
  Note receivable, officer [note 10]                                                    40,000                -
  Inventories                                                                          251,468          172,473
  Prepaid expenses and other                                                           267,405          184,482
-----------------------------------------------------------------------------------------------------------------
Total current assets                                                                 3,037,183        5,240,482
-----------------------------------------------------------------------------------------------------------------
Equipment, net                                                                         355,680          237,327
Patents, net                                                                           718,571          640,513
Purchased technology, net [note 6]                                                     946,877        1,157,292
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                   $     5,058,311     $  7,275,614
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                              $       304,977     $    233,802
 Accrued liabilities:
   Payroll and related                                                                 163,093          182,048
   Other                                                                                44,137           29,889
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              512,207          445,739
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 6 and 7]

Stockholders' equity [note 7]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
  Series B Preferred stock 250,000 shares designated: 178,860                                2                2
   and 192,260 issued and outstanding.
  Series C Preferred stock 300,000 shares designated: 10,000
    issued and outstanding.                                                                  -                -
Common stock, $0.00001 par value; 20,000,000 shares authorized
  13,637,021 and 13,282,099 shares issued and outstanding                                  136              133
  Additional paid-in capital                                                        21,920,506       21,731,328
  Note receivable, officer                                                             (27,895)         (27,895)
  Accumulated deficit                                                              (17,346,645)     (14,873,693)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           4,546,104        6,829,875
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $     5,058,311     $  7,275,614
-----------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the three                         For the six
                                                               months ended                          months ended
                                                                  March 31,                            March 31,
                                                             2001           2000                 2001             2000
--------------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                           $   135,334    $   179,261          $   294,750     $    745,408
  Contract and license [note 9]                               205,000              -              238,306           55,772
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                340,334        179,261              533,056          801,180
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                              192,863        217,098              367,973          611,264
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  147,471        (37,837)             165,083          189,916
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative, (including
     $39,181 and $81,110 non-cash for 2001 and 2000
     respectively)                                            537,718        702,472            1,148,913        1,217,011
  Research and development                                    731,494        538,828            1,595,414          907,529
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                    1,269,212      1,241,300            2,744,327        2,124,540
--------------------------------------------------------------------------------------------------------------------------
Loss from operations                                       (1,121,741)    (1,279,137)          (2,579,244)      (1,934,624)
--------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                              40,169         29,598              104,092           33,488
  Gain on sale of asset                                         3,000              -                3,000                -
  Gain on sale of investment securities                             -        877,195                    -          988,112
  Other                                                          (800)             -                 (800)            (855)
--------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                   42,369        906,793              106,292        1,020,745
--------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $(1,079,372)   $  (372,344)         $(2,472,952)    $   (913,879)
--------------------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders [note 3]        $(1,110,687)   $(2,932,785)         $(2,536,367)    $ (3,505,886)
--------------------------------------------------------------------------------------------------------------------------
Net loss per share of common stock - basic and diluted         $(0.08)        $(0.25)              $(0.19)          $(0.30)
--------------------------------------------------------------------------------------------------------------------------
Average weighted number of common shares outstanding       13,578,428     11,702,323           13,434,584       11,602,933
--------------------------------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                       STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)

                                                        For the three                        For the six
                                                        months ended                         months ended
                                                          March 31,                            March 31,
                                                   2001                2000             2001               2000
--------------------------------------------------------------------------------------------------------------------
Net Loss                                      $ (1,079,372)         $(372,344)      $(2,472,952)       $   (913,879)

Reclassification adjustment for gains
   included in net income                                  -          (508,444)                -           (299,445)
                                              ----------------------------------------------------------------------
Comprehensive loss                               (1,079,372)          (880,788)       (2,472,952)        (1,213,324)
                                              ======================================================================

See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Six Months Ended March 31,
                                                               2001               2000
--------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                   $(2,472,952)       $  (913,879)
Adjustments to reconcile net loss to net cash
 used in operations:
   Depreciation and amortization                               292,696             62,312
   Allowance for doubtful accounts                                 191             12,000
   Gain on sale of asset                                        (3,000)                 -
   Gain on sales of investment securities                            -           (988,112)
   Stock issued for services                                    39,181             81,110
Changes in assets and liabilities:
   Trade accounts receivable                                    91,347             (9,831)
   Inventories                                                 (78,995)            66,049
   Prepaid expenses and other                                  (82,923)           148,746
   Accounts payable                                             71,175            (66,835)
   Accrued liabilities                                          (4,707)            78,466
--------------------------------------------------------------------------------------------
Net cash used in operating activities                       (2,147,987)        (1,529,974)
--------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                         (186,928)           (29,251)
Patent costs paid                                              (91,764)           (71,635)
Proceeds loaned on notes receivable - officer                  (40,000)                 -
Deposit on technology purchased                                      -           (150,000)
Proceeds from sale of assets                                     3,000            988,314
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (315,692)           737,428
--------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of preferred stock, net                       -          5,925,000
Proceeds from exercise of common stock warrants                      -          1,023,500
Proceeds from exercise of stock options                        150,000            440,065
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                      150,000          7,388,565
--------------------------------------------------------------------------------------------
Net decrease in cash                                        (2,313,679)         6,596,019
Cash, beginning of year                                      4,645,615            590,236
--------------------------------------------------------------------------------------------
Cash, end of year                                          $ 2,331,936        $ 7,186,255
--------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
  Common stock issued on conversion of Series B
    Preferred Stock                                        $   134,000                  -
  Dividends on conversion of Series B Preferred Stock           17,972                  -

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

3. NET LOSS PER SHARE
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,624,643 shares of common stock were outstanding at March 31, 2001 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 3,045,386 shares of common stock were outstanding as of March 31, 2000. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company's Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the six months ended March 31, 2001 was $57,432 and $5,983, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                                 Three months ended March 31    Six months ended March 31
                                                                     2001           2000           2001           2000
                                                                 -----------    -----------    -----------    ------------
Net Loss                                                         $(1,079,372)   $  (372,344)   $(2,472,952)   $  (913,879)
Imputed deemed dividend on warrants
  issued with Preferred Stock                                              -     (1,478,000)             -     (1,478,000)
Series B and C Preferred Stock imputed deemed
  dividend based on discount at issuance                                   -     (1,031,250)             -     (1,031,250)
Accretion on Series B and Series C Preferred
 Stock at stated rate                                                (31,315)       (51,191)       (63,415)       (82,757)
                                                                 -----------    -----------    -----------    -----------
Net loss available to common stockholders                        $(1,110,687)   $(2,932,785)   $(2,536,367)   $(3,505,886)
                                                                 ===========    ===========    ===========    ===========

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

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, the adoption of SAB 101 had no material impact on the Company's financial condition, results of operations or cash flows.

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

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $64,080 in web site development costs during the current fiscal year and amortized to expense $4,384 during the current quarter.

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at March 31, 2001:

               Finished goods                       $ 156,481
               Raw materials                          114,987
               Reserve for obsolete inventory         (20,000)
                                                    ---------
                                                    $ 251,468
                                                    =========

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

7. STOCKHOLDERS' EQUITY
At March 31, 2001, the Company had 178,860 shares of Series B Preferred Stock, par value $0.00001 ("Series B Stock") issued and outstanding. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. At March 31, 2001 the Series B Stock would have been convertible into 489,188 shares of Common Stock.

During the quarter, an aggregate of $13,400 shares of Series B Preferred Stock were converted into 43,422 shares of Common Stock.

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)
At March 31, 2001, the Company had 10,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") issued and outstanding. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. At March 31, 2001, the Series C Stock would have been convertible into 36,955 shares of Common Stock.

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2001:

                                                      Series B                                   Additional
                                                  Preferred Stock             Common Stock         Paid-In      Accumulated
                                                Shares       Amount        Shares      Amount      Capital        Deficit
---------------------------------------------------------------------------------------------------------------------------
Balance as of October 1, 2000                   192,260    $     2       13,282,099     $133   $21,731,328   $(14,873,693)
Issuance of Common Stock:
 For compensation and services                        -          -           11,500        -        39,181              -
 Upon exercise of stock options                       -          -          300,000        3       149,997              -
Conversion of Series B preferred stock
  and cumulative dividends                      (13,400)         -           43,422        -             -              -
Net loss                                              -          -                -        -             -     (2,472,952)
---------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2001                    178,860    $     2       13,637,021     $136   $21,920,506   $(17,346,645)
===========================================================================================================================

The following table summarizes information about stock option activity during the six months ended March 31, 2001:

                                      Weighted Average
                                          Shares         Exercise Price
                                          ------         --------------
   Outstanding October 1, 2000           1,153,833           $5.20
    Granted                                640,000           $3.17
    Exercised                             (300,000)          $0.50
    Canceled/expired                      (110,333)          $5.03
                                        ----------
   Outstanding March 31, 2001            1,383,500           $2.16
                                        ==========
   Exercisable at March 31, 2001           728,100           $1.63
                                        ==========

Options outstanding are exercisable at prices ranging from $3.00 to $16.00 and expire over the period from 2001 to 2006 with an average life of 2.54 years.

At March 31, 2001, the Company had warrants outstanding, exercisable into the following number of common shares:

     Number           Exercise Price       Expiration Date
     ------           --------------       ---------------
    240,000               $ 6.00         November 30, 2001
     50,000               $16.00              May 12, 2003
     50,000               $10.00           January 5, 2004
    300,000               $11.00            March 31, 2003
     75,000               $11.00            March 31, 2005
    -------
    715,000
    =======

8. INCOME TAXES
At March 31, 2001, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $12,790,000 which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

9. SALE OF PATENTED TECHNOLOGIES
On December 29, 2000, the Company entered into an agreement to sell one of its patented technologies for $200,000 and future royalties. The Company recorded the full amount of the purchase price excluding future royalties in the quarter ended March 31, 2001.

10. NOTES RECEIVABLE - OFFICER
In March 2001, the Company entered into a six-month, $40,000 Promissory Note Receivable with an officer of the Company. The note bears interest at the rate of 6% per annum with interest and principal due September 26, 2001.


                ______________________________________________

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

Overview
We are focused on commercializing our proprietary HyperSonic Sound(TM), Stratified Field(TM), NeoPlanar(TM) and PureBass(TM) technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to listening environments. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity and low distortion sound reproduction. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for a given size with low distortion. PureBass is an extended range sub-woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters that we believe produce improved performance. Our strategy is to commercialize these technologies through OEMs by entering into licensing or contract supply agreements. This strategy may not be successful. We have not generated any significant revenues from these sound technologies to date.

We believe that our Stratified Field Technology, NeoPlanar and PureBass technologies have been developed to meet OEM requirements. We are marketing these technologies to a variety of customers. Recent marketing developments include:

   1. In April 2001, we announced that we entered into a Letter of Intent with Harman International Industries, Incorporated for all rights to our planar magnetic transducer technology (NeoPlanar(TM)) except for military applications. There can be no assurance a definitive agreement with acceptable terms can be concluded.

   2. In March 2001 we entered into an exclusive marketing agreement with Americhip Inc. to develop, market and distribute speaker devices for point-of-purchase products and services utilizing our HSS technology.

   3. In October 2000 we licensed SoundIdeas as a partner to develop and market specific products and services utilizing HSS technology for use within the Trade Show, Exhibit, Event, and Point-of-Purchase markets.

   4. We are working with SFT licensees Thomson Multimedia and HST to bring initial products to market.

   5. We are working with Bath Iron Works (a General Dynamic company) for military applications utilizing our HSS and SFT technologies.

In addition to improving our technologies we are developing additional technologies. Our development projects are high risk in nature. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further development is unfeasible. Our OEM customers may not produce commercially viable sound products, and if produced, such products may not perform on a cost-effective basis or achieve market acceptance. Our future is largely dependent upon the success of our sound technologies.

We invest significant funds in research and development and on patent applications related to our proprietary technologies. Our technologies may not achieve market acceptance sufficient to sustain operations or generate future profits. See "Business Risks" below.

A significant portion of our revenue has been derived from the sale of portable consumer products. We have sourced a total of 13 products (including FM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers.

Demand for our portable consumer products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, sales have been concentrated with a few customers. We are also reliant on outside manufacturers to supply our products and our supply is therefore subject to this disruption. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of our limited financial resources.

Results of Operations
Total revenue for the six months ended March 31, 2001 were $533,056 a 33% decrease from the comparable six months of the prior year. Revenue for the three month period ended March 31, 2001 and 2000 were $340,334 and $179,261, respectively. Product revenue for the six months ended March 31, 2001 was $294,750 a 60% decrease from the comparable six month of the prior year. The decrease in product revenue in fiscal 2001 can be mainly attributed to the absence of a one-time seasonal consumer products order the Company shipped in the first quarter of fiscal 2000. Contract and service revenue for the second quarter ending March 31, 2001 and 2000 was $238,306 and $55,772, respectively. The increase in contract and service revenue is due primarily to the sale of patented technology. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Cost of sales for the six months ended March 31, 2001 was $367,973 resulting in a gross profit of $165,083 or 31%. This compares to a gross profit of $189,916 or 24% for the comparable period of the prior year. Cost of sales for the three months ended March 31, 2001 and 2000 were $192,863 and $217,098, representing gross profit of 43% and 17%, respectively. The fiscal 2001 second quarter gross profit increase is due to the sale of the patented technology. Product cost of sales for the six months ended March 31, 2001 and 2000 were $249,795 and $600,651, respectively, representing a gross profit of 15% and 19% on product sales. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the six months ended March 31, 2001 and 2000 were $1,148,913 and $1,217,011, respectively. The $68,098 decrease resulted primarily from a reduction in personnel and related costs. Selling, general and administrative expenses for the three month period ended March 31, 2001 and 2000 were $537,718 and $702,472, respectively. The $164,754 decrease resulted from an $89,520 reduction in personnel and related costs, a $46,778 reduction in travel and related costs and $15,088 reduction in shareholder costs. We may expend additional resources on marketing HSS, PMT and other technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the six months ended March 31, 2001 were $1,595,414 compared to $907,529 for the comparable six months of the prior year. The $687,885 increase resulted from a $34,623 increase in the development of our HSS evaluation units, an increase of $365,452 for our PMT technology, of which $210,415 is attributed to amortization, and an increase of $297,466 in engineering personnel and related costs; offset by a reduction of $51,335 in SFT technology expenditures.

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

We recorded in selling, general and administrative expenses a non-cash compensation expense of $39,181 for the six months ended March 31, 2001. The $39,181 non-cash compensation expense for fiscal year 2001 is for services paid through the issuance of 11,500 shares of common stock. Included in selling, general and administrative expense for the six months ended March 31, 2000 is non-cash compensation expense of $81,110 which is the result of services paid through the issuance of 8,233 shares of common stock. Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrant and option valuations.

We experienced a loss from operations of $2,579,244 during the six months ended March 31, 2001, compared to a loss from operations of $1,934,624 for the comparable six months ended March 31, 2000. The $644,620 increase is primarily due to the increase in research and development expenditures. The loss from operations for the three months ended March 31, 2001 was $1,121,741 compared to $1,279,137 for the second quarter of the prior year. During the second quarter of fiscal 2001 the increase in research and development costs was offset by reductions in selling, general and administrative expenses.

The net loss available to common stockholders for the three and six months ended March 31, 2001 of $1,110,687 and $2,536,367, respectively, included $31,315 and
$63,415 of accrued accretion on the Series B and Series C Preferred Stock, respectively. These amounts are included in net loss available to common stockholders.

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

Liquidity and Capital Resources
Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the six months ended March 31, 2001, operating activities used cash of $2,147,988. This amount consisted primarily of a net loss of $2,472,952, an increase of $78,995 in inventory and an increase of $82,923 in prepaid expenses and other, offset by a $91,538 decrease in accounts receivable and a $71, 175 increase in accounts payable.

At March 31, 2001, we had gross accounts receivable of $166,565 as compared to $257,912 at September 30, 2000. This represented approximately 100 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the six months ended March 31, 2001, net cash used in investing activities was $275,691, consisting primarily of $186,928 for the purchase of computer equipment, website development costs, leasehold improvements and, $91,764 in patents and new patent applications. We anticipate significant investments in patents in fiscal 2001 and requirements for additional equipment for developing SFT, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At March 31, 2001, we had working capital of $2,524,976 compared to working capital of $4,794,743 at September 30, 2000.

Other then cash of $2,331,936 at March 31, 2001, we have no other material unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sales operations and as a result of expenditures for research and development and marketing costs for its sound reproduction technologies and other products and technologies. The timing and amounts of our expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however the amounts are not currently estimable by management.

Based on the above factors, including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, we do not have sufficient funds for the next twelve months and will require funds from the sale or licensing of products or technology or from other sources or will be required to scale back or curtail certain activities. Management estimates the minimum additional funding required for the next twelve months at approximately $2 million. Management believes that the required funds will be obtained through the sale or licensing of its technologies and royalty and licensing fee payments. Management has also been successful in obtaining equity financing in the past from existing shareholders and others based on the strength and appeal of our technologies.

However, there can be no guarantee that the funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business.

New Accounting Pronouncements
A number of new pronouncements have been issued for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 7, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the Company's financial statements.

Business Risks
This report contains a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described in our Annual Report on Form 10-K for the year ended September 30, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash of $2,331,936. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

Item 2. Changes in Securities
   Not applicable

Item 3. Defaults Upon Senior Securities
   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's fiscal 2001 Annual Meeting of Stockholders held on April 5, 2001, the following individuals, constituting all of the members of the Board of Director were elected: Elwood G. Norris, Terry Conrad, Richard M. Wagner, David
J. Carter, O'Connell J. Benjamin.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

1. Election of Directors:

                       Affirmative Votes      Negative Votes    Votes Withheld
                       -----------------      --------------    --------------
Elwood G. Norris              11,563,118           -0-                 81,530
Terry Conrad                  11,605,378           -0-                 39,270
Richard M. Wagner             11,603,618           -0-                 41,030
David J. Carter               11,621,093           -0-                 23,555
O'Connell J. Benjamin         11,576,493           -0-                 68,155

2. To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 2001.

             Affirmative Votes    Negative Votes    Votes Withheld
             -----------------    --------------    --------------
                    11,617,146             6,661            20,841

Item 5. Other Information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits
     Not applicable

(b)  Reports on Form 8-K
     We filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN TECHNOLOGY CORPORATION

Date:  May 14, 2001           By:   /s/ RENEE' WARDEN
                                    -----------------
                                    Renee' Warden, Chief Accounting
                                    Officer, Treasurer and Corporate Secretary
                                    (Principal Financial and
                                    Accounting Officer and duly
                                    authorized to sign on behalf
                                    of the Registrant)