Form 10-Q
period 2001-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2001-08-10
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                  .
                                    ----------------   ----------------

                         Commission File Number 0-24248
                                                -------

                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                        87-03261799
(State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                  92128
------------------------------------------------------                  -----
    (Address of principal executive offices)                          (Zip Code)

                                 (858) 679-2114
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                           13,703,594
--------------------------------                -------------------------------
         (Class)                                (Outstanding at August 3, 2001)

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX


                                                                                      Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Balance Sheets as of June 30, 2001 (unaudited)
                    and September 30, 2000                                               3

                  Statements of Operations for the three and nine months ended
                    June 30, 2001 and 2000 (unaudited)                                   4

                  Statements of Comprehensive Loss for the three and nine
                    months ended June 30, 2001 and 2000 (unaudited)                      5

                  Statements of Cash Flows for the nine months ended
                    June 30, 2001 and 2000 (unaudited)                                   6

                  Notes to Interim Financial Statements                                  7

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                            9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            12


PART II. OTHER INFORMATION                                                              13

         Item 1. Legal Proceedings                                                      13
         Item 2. Changes in Securities and Use of Proceeds                              13
         Item 3. Defaults upon Senior Securities                                        13
         Item 4. Submission of Matters to a Vote of Security Holders                    13
         Item 5. Other Information                                                      13
         Item 6. Exhibits and Reports on Form 8-K                                       13


SIGNATURES                                                                              14

                     American Technology Corporation
                                 BALANCE SHEETS


                                                                          (unaudited)
                                                                            June 30,      September 30,
                                                                              2001            2000
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                     $1,465,500       $4,645,615
  Trade accounts receivable, less allowance of
     $20,191 and $20,000 for doubtful accounts                                137,211          237,912
  Note receivable, officer                                                     40,000                -
  Inventories                                                                 172,820          172,473
  Prepaid expenses and other                                                  210,524          184,482
-------------------------------------------------------------------------------------------------------
Total current assets                                                        2,026,055        5,240,482
-------------------------------------------------------------------------------------------------------
Equipment, net                                                                339,071          237,327
Patents, net                                                                  772,571          640,513
Purchased technology, net [note 6]                                            841,671        1,157,292
-------------------------------------------------------------------------------------------------------
Total assets                                                               $3,979,368       $7,275,614
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                            $207,988         $233,802
 Accrued liabilities:
   Payroll and related                                                        134,977          182,048
   Other                                                                      157,684           29,889
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                     500,649          445,739
-------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 6 and 7]

Stockholders' equity [note 7]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
  Series B Preferred stock 250,000 shares designated: 168,860                       2                2
   and 192,260 issued and outstanding.
  Series C Preferred stock 300,000 shares designated: 10,000
    issued and outstanding.                                                         -                -
Common stock, $0.00001 par value; 20,000,000 shares authorized
  13,703,296 and 13,282,099 shares issued and outstanding                         137              133
  Additional paid-in capital                                               22,109,668       21,731,328
  Note receivable, officer                                                    (27,895)         (27,895)
  Accumulated deficit                                                     (18,603,193)     (14,873,693)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  3,478,719        6,829,875
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $3,979,368       $7,275,614
=======================================================================================================

See accompanying summary of accounting policies and note to financial statements.

                    American Technology Corporation
                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                                For the three months ended
                                                                                         June 30,
                                                                                   2001             2000
----------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                                                  $128,688         $261,119
  Contract and license [note 9]                                                    21,630           78,955
----------------------------------------------------------------------------------------------------------------
Total revenues                                                                    150,318          340,074
----------------------------------------------------------------------------------------------------------------
Cost of revenues                                                                  109,516          164,931
----------------------------------------------------------------------------------------------------------------

Gross profit                                                                       40,802          175,143
----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative, (including $132,420 and $81,110
     non-cash for the nine months ended 2001 and 2000, respectively)              545,272          663,735
  Research and development (including $20,924 non-cash for
    the nine months ended 2001)                                                   770,848          431,221
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        1,316,120        1,094,956
----------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (1,275,319)        (919,813)
----------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                                  18,770           95,338
  Gain on sale of asset                                                                 -                -
 Gain on sale of investment securities                                                  -                -
  Other                                                                                 -                -
----------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                       18,770           95,338
----------------------------------------------------------------------------------------------------------------

Net loss                                                                      $(1,256,548)       $(824,475)
================================================================================================================
Net loss available to common stockholders [note 3]                            $(1,285,293)       $(943,308)
================================================================================================================
Net loss per share of common stock - basic and diluted                             $(0.09)          $(0.08)
================================================================================================================
Average weighted number of common shares outstanding                           13,677,390       11,902,024
================================================================================================================


                                                                                  For the nine months ended
                                                                                          June 30,
                                                                                     2001             2000
-------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                                                     423,438       $1,006,527
  Contract and license [note 9]                                                     259,936          134,727
-------------------------------------------------------------------------------------------------------------
Total revenues                                                                      683,374        1,141,254
-------------------------------------------------------------------------------------------------------------
Cost of revenues                                                                    477,489          776,195
-------------------------------------------------------------------------------------------------------------

Gross profit                                                                        205,885          365,059
-------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative, (including $132,420 and $81,110
     non-cash for the nine months ended 2001 and 2000, respectively)              1,694,185        1,880,746
  Research and development (including $20,924 non-cash for
    the nine months ended 2001)                                                   2,366,262        1,338,750
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          4,060,447        3,219,496
-------------------------------------------------------------------------------------------------------------

Loss from operations                                                             (3,854,562)      (2,854,437)
-------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                                   122,862          128,826
  Gain on sale of asset                                                               3,000                -
 Gain on sale of investment securities                                                    -          988,112
  Other                                                                                (800)            (855)
-------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                        125,062        1,116,083
-------------------------------------------------------------------------------------------------------------

Net loss                                                                         (3,729,500)     $(1,738,354)
=============================================================================================================
Net loss available to common stockholders [note 3]                               (3,821,660)     $(4,449,194)
=============================================================================================================
Net loss per share of common stock - basic and diluted                               $(0.28)          $(0.38)
=============================================================================================================
Average weighted number of common shares outstanding                             13,515,667       11,702,266
=============================================================================================================

See accompanying summary of accounting policies and note to financial statements.

                         American Technology Corporation
                        STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                              For the three months ended        For the nine months ended
                                                        June 30,                         June 30,
                                                 2001              2000            2001           2000
----------------------------------------------------------------------------------------------------------
Net Loss                                      $(1,256,548)      $(824,475)     $(3,729,500)   $(1,738,354)

Reclassification adjustment for gains
   included in net income                               -               -                -       (299,445)

                                           ---------------------------------------------------------------
Comprehensive loss                            $(1,256,548)      $(824,475)     $(3,729,500)   $(2,037,799)
                                           ===============================================================

See accompanying summary of accounting policies and note to financial statements.

                        American Technology Corporation
                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Nine Months Ended June 30,
                                                                                    2001                2000
----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                        $(3,729,500)        $(1,738,354)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                                    451,272              89,900
   Allowance for doubtful accounts                                                      191              12,000
   Gain on sale of asset                                                             (3,000)                  -
   Gain on sales of investment securities                                                 -            (988,112)
   Stock and stock options issued for services                                      153,344              81,110
Changes in assets and liabilities:
     Trade accounts receivable                                                      100,510               8,014
     Inventories                                                                       (347)             59,182
     Prepaid expenses and other                                                     (26,042)            193,204
     Accounts payable                                                               (25,814)            (61,826)
     Accrued liabilities                                                             80,724             (17,813)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (2,998,662)         (2,362,695)
----------------------------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                                              (211,340)            (99,270)
Patent and other intangibles costs paid                                            (158,113)           (115,788)
Proceeds loaned on notes receivable - officer                                       (40,000)                  -
Deposit on technology purchased                                                           -            (440,000)
Proceeds from sales of investment securities                                              -             988,314
Proceeds from sale of assets                                                          3,000                   -
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                (406,453)            333,256
----------------------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of preferred stock, net                                            -           5,925,000
Proceeds from exercise of common stock warrants                                           -             972,500
Proceeds from exercise of stock options                                             225,000             440,065
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           225,000           7,337,565
----------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                             (3,180,115)          5,308,126
Cash, beginning of year                                                           4,645,615             590,236
----------------------------------------------------------------------------------------------------------------
Cash, end of year                                                               $ 1,465,500         $ 5,898,362
================================================================================================================

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:
  Common stock issued on conversion of Series B Preferred Stock                    $234,000                 $ -
  Dividends on conversion of Series B Preferred Stock                                32,076                   -
  Common stock issued for the purchase of technology                                      -             962,500

See accompanying summary of accounting policies and note to financial statements.

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

3. NET LOSS PER SHARE
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, stock options and warrants convertible or exercisable into approximately 2,563,875 shares of common stock were outstanding at June 30, 2001 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 3,600,865 shares of common stock were outstanding as of June 30, 2000. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company's Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the nine months ended June 30, 2001 was $83,185 and $8,975, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:


                                                     Three months ended June 30        Nine months ended June 30
                                                      2001                2000            2001              2000
                                                      ----                ----            ----              ----
Net Loss                                          $(1,256,548)        $(824,475)     $(3,729,500)      $(1,738,354)
Imputed deemed dividend on warrants
  issued with Preferred Stock                                -                 -                -       (1,478,000)
Series B and C Preferred Stock imputed deemed
  dividend based on discount at issuance                     -                 -                -       (1,031,250)
Accretion on Series B and Series C Preferred
 Stock at stated rate                                 (28,745)         (118,833)         (92,160)         (201,590)
                                                  -----------------------------------------------------------------
Net loss available to common stockholders         $(1,285,293)        $(943,308)     $(3,821,660)      $(4,449,194)
                                                  =================================================================

4. RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, the adoption of SAB 101 had no material impact on the Company's financial condition, results of operations or cash flows.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. The Company has capitalized $65,865 in web site development costs during the current fiscal year and amortized to expense $8,477 during the current quarter.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", ("SFAS No. 141") improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method--the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

4. RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in fiscal year ended September 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following at June 30, 2001:

               Finished goods                               $125,219
               Raw materials                                  67,601
               Reserve for obsolete inventory                (20,000)
                                                            ---------
                                                            $172,820
                                                            =========
6. PURCHASED TECHNOLOGY
In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of Common Stock. The 200,000 shares of Common Stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 159,843 shares of Common Stock upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased loudspeaker technology. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

7. STOCKHOLDERS' EQUITY
At June 30, 2001, the Company had 168,860 shares of Series B Preferred Stock, par value $0.00001 ("Series B Stock") issued and outstanding. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $5.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. At June 30, 2001 the Series B Stock would have been convertible into 473,200 shares of Common Stock.

During the quarter, an aggregate of 10,000 shares of Series B Preferred Stock were converted into 27,525 shares of Common Stock.

At June 30, 2001, the Company had 10,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") issued and outstanding. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on June 30, 2003. At June 30, 2001, the Series C Stock would have been convertible into 37,475 shares of Common Stock.

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2001:

                                               Series B                               Additional
                                            Preferred Stock         Common Stock        Paid-In        Accumulated
                                           Shares    Amount    Shares      Amount       Capital          Deficit
-------------------------------------------------------------------------------------------------------------------
Balance as of October 1, 2000             192,260         $2   13,282,099      $133    $21,731,328    $(14,873,693)
Issuance of Common Stock:
  For compensation and services                 -          -       35,250         -        153,344                -
  Upon exercise of stock options                -          -      315,000         3        224,997                -
Conversion of Series B preferred stock
   and cumulative dividends              (23,400)          -       70,947         1              -                -
Accretion on Series B and C
  preferred stock                               -          -            -         -              -           78,056
Net loss                                        -          -            -         -              -      (3,807,556)
-------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001               168,860         $2   13,703,296      $137    $22,109,668    $(18,603,193)
===================================================================================================================

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

7. STOCKHOLDERS' EQUITY (cont'd)
The following table summarizes information about stock option activity during the nine months ended June 30, 2001:

                                            Weighted Average
                                                 Shares           Exercise Price
                                                 ------           --------------
    Outstanding October 1, 2000                1,153,833                $5.20
      Granted                                    660,000                $3.21
      Exercised                                 (315,000)               $0.71
      Canceled/expired                          (160,633)               $6.09
                                              -----------
    Outstanding June 30, 2001                  1,338,200                $2.23
                                               =========
    Exercisable at June 30, 2001                 678,800                $1.90
                                              ==========

Options outstanding are exercisable at prices ranging from $3.00 to $16.00 and expire over the period from 2001 to 2006 with an average life of 2.54 years.

At June 30, 2001, the Company had warrants outstanding, exercisable into the following number of common shares:

            Number                  Exercise Price               Expiration Date
            ------                  --------------               ---------------
           240,000                      $ 6.00                 November 30, 2001
           300,000                      $11.00                    March 31, 2003
            50,000                      $16.00                      May 12, 2003
            50,000                      $10.00                   January 5, 2004
            75,000                      $11.00                    March 31, 2005
          --------
           715,000
          --------

8. INCOME TAXES
At June 30, 2001, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $12,790,000 which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

9. SALE OF PATENTED TECHNOLOGIES
On December 29, 2000, the Company entered into an agreement to sell one of its patented technologies for $200,000 and future royalties.

                     --------------------------------------

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

Overview
We are focused on commercializing our proprietary HyperSonic Sound(TM), Stratified Field(TM), NeoPlanar(TM) and PureBass(TM) technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to listening environments. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high fidelity and low distortion sound reproduction. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for a given size with low distortion. PureBass is an extended range sub-woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters that we believe produce improved performance. Our strategy is to commercialize these technologies through Original Equipment Manufactures ("OEMs") by entering into licensing or contract supply agreements. This strategy may not be successful. We have not generated any significant revenues from these sound technologies to date.

We believe that our Stratified Field Technology, NeoPlanar and PureBass technologies have been developed to meet OEM requirements. We are marketing these technologies to a variety of customers. Recent marketing developments include:

     . On July 23, 2001, we announced that we entered into a Collaboration and Licensing agreement with Dolby Laboratories ("Dolby") for our HyperSonic Sound technology. This agreement provides for the use of HSS by Dolby and ATC and the joint exploration of HSS application concepts by both companies. Dolby is the developer of signal processing systems used worldwide in applications that include motion picture sound, consumer entertainment products and media, broadcasting, and music recording.

     . In July 2001, we entered unto a licensing and representation agreement with International Robotics, Inc. ("IRI") of New York. Under the agreement, IRI has paid a licensing fee to incorporate our HSS audio reproduction technology into their Techno-Marketing(TM)systems and has agreed to an exclusive arrangement to purchase HSS components through our Company. The agreement also includes provisions for IRI to represent our HSS, SFT and PureBass audio technologies to IRI customers in the market for unique special effects for business, promotion, entertainment, and communication. IRI is a privately held, full-service company that successfully employs cutting-edge Technologies, Futuristic Icons, Special f/x, and advanced, interactive Robotic Systems for Business, Promotion, Communication, Education. Pioneers and specialists of Techno-Marketing(TM)for almost 30 years, IRI has excelled at not only producing the finest adult-size multi-lingual Communication Robots in the world, but also in creating award-winning environments for Fortune 500 companies.

     . In July 2001, Bath Iron Works installed our HSS, SFT and PMT technologies aboard the Missile Destroyer USS Winston S. Churchill (DDG-81). Bath Iron Works of Bath, Maine, a leader in surface combatant design and construction and employs 7,000 people. It is a subsidiary of General Dynamics (NYSE:GD), headquartered in Falls Church, Virginia. General Dynamics has leading market positions in shipbuilding and marine systems, land and amphibious combat systems, information systems, and business aviation. The company employs 47,000 people and anticipates 2001 sales of approximately $11.5 billion.

     . In April 2001, we announced that we entered into a Letter of Intent with Harman International Industries, Incorporated for all rights to our planar magnetic transducer technology (NeoPlanar(TM)) except for military applications. There can be no assurance a definitive agreement with acceptable terms can be concluded.

     . In March 2001 we entered into an exclusive marketing agreement with Americhip Inc. to develop, market and distribute speaker devices for point-of-purchase products and services utilizing our HSS technology.

     . In October 2000 we licensed eSoundIdeas as a partner to develop and market specific products and services utilizing HSS technology for use within the Trade Show, Exhibit, Event, and Point-of-Purchase markets.

     . We are working with SFT licensees Thomson Multimedia and HST to bring initial products to market.

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

A significant portion of our revenue has been derived from the sale of portable consumer products. We have sourced a total of 13 products (including FM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product-by-product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers.

Demand for our portable consumer products is subject to significant month-to-month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, sales have been concentrated with a few customers. We are also reliant on outside manufacturers to supply our products and our supply is therefore subject to this possible disruption. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of our limited financial resources.

Results of Operations
Total revenues for the nine months ended June 30, 2001 were $683,374 a 40% decrease from the comparable nine months of the prior year. Revenue for the three month period ended June 30, 2001 and 2000 were $150,318 and $340,074, respectively. Product sales for the nine months ended June 30, 2001 was $423,438 a 58% decrease from the comparable nine month of the prior year. The decrease in product sales in fiscal 2001 can be primarily attributed to the absence of a one-time seasonal consumer products order we shipped in the first quarter of fiscal 2000. Contract and license revenue for the third quarter ending June 30, 2001 and 2000 were $259,936 and $134,727, respectively. The increase in contract and license revenues is due primarily to the sale of patented technology. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal were requirements of customers.

At June 30, 2001, we had open purchase orders for approximately $292,000 of product of which approximately $115,000 has been received as customer deposits. The product is expected to be shipped in the next four months. There was no material backlog at June 30, 2000. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delay, component shortages and other production related issues.

Cost of revenues for the nine months ended June 30, 2001 was $477,489 resulting in a gross profit of $205,885 or 43%. This compares to a gross profit of $365,059 or 32% for the comparable period of the prior year. Cost of revenues for the three months ended June 30, 2001 and 2000 were $109,516 and $164,931, representing a gross profit of 27% and 52%, respectively. Retail product cost of revenues for the nine months ended June 30, 2001 and 2000 were $344,164 and $761,513, respectively, representing a gross profit of $79,274 and $245,014, or 19% and 24% respectively for retail product sales. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the nine months ended June 30, 2001 and 2000 were $1,694,185 and $1,880,746, respectively. The $186,561 decrease resulted primarily from a reduction in personnel and related costs. Selling, general and administrative expenses for the three month period ended June 30, 2001 and 2000 were $545,272 and $663,735, respectively. The $118,463 decrease resulted from a $157,563 reduction in personnel and related costs, a $28,853 reduction in accounting and legal costs offset by an increase of $14,505 in shareholder costs, an increase of $25,870 for depreciation and amortization expense and a $32,597 increase for the HSS evaluation units utilized as a marketing tool. We may expend additional resources on marketing HSS, PMT and other technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development expenses for the nine months ended June 30, 2001 were $2,366,262 compared to $1,338,750 for the comparable nine months of the prior year. The $1,027,512 increase resulted primarily from a $44,861 increase in the development of our HSS evaluation units, an increase of $56,932 for film, an increase of $579,429 for our PMT technology, of which $90,000 and $315,622 is attributed to prepaid royalties and amortization, respectively, and an increase of $451,563 in engineering personnel and related costs; offset by a reduction of $105,978 in SFT technology expenditures.

Research and development expenses vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2001 research and development costs to remain at higher levels than the prior year due to increased staffing and the use of outside design and consultants.

We recorded in selling, general and administrative expenses a non-cash compensation expense of $153,344 for the nine months ended June 30, 2001. The $153,344 non-cash compensation expense for fiscal year 2001 is for services paid through the issuance of 35,250 shares of common stock and the granting of stock options for 10,000 shares of common stock. Included in selling, general and administrative expense for the nine months ended June 30, 2000 is non-cash compensation expense of $81,110 which is the result of services paid through the issuance of 8,233 shares of common stock. Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrant and option valuations.

We experienced a loss from operations of $3,729,500 during the nine months ended June 30, 2001, compared to a loss from operations of $1,738,354 for the comparable nine months ended June 30, 2000. The $1,991,146 increase is primarily due to the increase in research and development expenditures and a decrease in retail revenue. The loss from operations for the three months ended June 30, 2001 was $1,256,548 compared to $824,475 for the third quarter of the prior year.

The net loss available to common stockholders for the three and nine months ended June 30, 2001 of $1,285,293 and $3,821,660, respectively, included $28,745 and $92,160 of accrued accretion on the Series B and Series C Preferred Stock, respectively. These amounts are included in net loss available to common stockholders.

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

Liquidity and Capital Resources
Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the nine months ended June 30, 2001, operating activities used cash of $2,998,662. This amount consisted of a net loss of $3,729,500, adjusted by $451,272 for depreciation and amortization expense and a $153,344 for non-cash compensation. Changes in assets and liabilities consisted of a $25,814 decrease in accounts payable, an increase of $347 in inventory and an increase of $26,042 in prepaid expenses and other, offset by a $100,510 decrease in accounts receivable and an increase of $80,724 in accrued liabilities.

At June 30, 2001, we had gross accounts receivable of $157,402 as compared to $257,912 at September 30, 2000. This represented approximately 54 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the nine months ended June 30, 2001, net cash used in investing activities was $406,453, consisting primarily of $211,340 for the purchase of computer equipment, website development costs, leasehold improvements and, $158,113 in patents and new patent applications. We anticipate significant investments in patents in fiscal 2001 and requirements for additional equipment for developing HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At June 30, 2001, we had working capital of $1,525,406 compared to working capital of $4,794,743 at September 30, 2000.

Other than cash of $1,465,500 at June 30, 2001, we have no other material unused sources of liquidity at this time. We expect to incur additional operating losses as a result of continued product sales operations and as a result of expenditures for research and development and marketing costs for its sound reproduction technologies and other products and technologies. The timing and amounts of our expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however the amounts are not currently estimable by management.

Based on the above factors, including the current rate of expenditures, anticipated additional expenditures and uncertainty as to future expenditures, we do not have sufficient funds for the next twelve months and will require funds from the sale or licensing of products or technology or from other sources or will be required to scale back or curtail certain activities. Management estimates the minimum additional funding required for the next twelve months at approximately $2 million. Management believes that the required funds may be obtained through the sale or licensing of its technologies and royalty and licensing fee payments. Management has also been successful in obtaining equity financing in the past from existing shareholders and others based on the strength and appeal of our technologies.

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

New Accounting Pronouncements
A number of new pronouncements have been adopted as discussed in the footnotes to the Company's interim financial statements (see page 7, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements and did not have a material effect on the Company's financial statements.

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

We are exposed to some market risk through interest rates, related to our investment of our current cash of $1,465,500. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

      The foregoing proposal was approved and accordingly ratified.

To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ended September 30, 2001.

                        Affirmative Votes    Negative Votes     Votes Withheld
                        -----------------    --------------     --------------
                               11,617,146             6,661             20,841

      The foregoing proposal was approved and accordingly ratified.

Item 5. Other Information
      Not applicable

Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits
      Not applicable

(b)      Reports on Form 8-K
         We filed a Form 8-K on May 25, 2001 disclosing in Item 5 the appointment of Mr. Dan Hunter to the Board of Directors and the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN TECHNOLOGY CORPORATION

Date:  August 10 , 2001        By:   /s/ RENEE' WARDEN
                                     ---------------------
                                     Renee' Warden, Chief Accounting
                                     Officer, Treasurer and Corporate Secretary
                                     (Principal Financial and
                                     Accounting Officer and duly
                                     authorized to sign on behalf
                                     of the Registrant)