Form 10-K
period 2001-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2001-12-27
CIK 924383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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

                                 (858) 679-2114
                                ----------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 11, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $41.2 million.

The number of shares of Common Stock, $.00001 par value, outstanding on December 11, 2001, was 14,272,522.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.    Business                                                           3
ITEM 2.    Properties                                                        13
ITEM 3.    Legal Proceedings                                                 13
ITEM 4.    Submission of Matters to a Vote of Security Holders               13

                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                             13
ITEM 6.    Selected Financial Data                                           14
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk        22
ITEM 8.    Financial Statements and Supplementary Data                       22
ITEM 9.    Changes in and Disagreement with Accountants on
             Accounting and Financial Disclosure                             22

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant                23
ITEM 11.   Executive Compensation                                            24
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management    26
ITEM 13.   Certain Relationships and Related Transactions                    28

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   28

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PLANS," "STRATEGY," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

Item 1. Business

Overview

American Technology Corporation develops, markets and licenses proprietary sound reproduction and other technologies. Our primary marketing focus is on licensing four of our proprietary sound reproduction technologies:

 .    HSS(R), HyperSonic(R) Sound Technology
 .    NeoPlanar(TM) Technology
 .    PureBass(TM), Woofer Technology
 .    SFT, Stratified Field Technology

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

NeoPlanar technology is a thin film magnetic speaker that can be produced as thin as 1/8". We believe the novel films and magnetic materials employed results in superior sound quality, reduced distortion and greater sound volume for a given size than traditional planar (flat or thin) magnetic speaker devices. Our NeoPlanar speaker technology is targeted at the automotive, multimedia, home, professional and marine speaker markets.

Our PureBass extended range woofer was designed to complement our high performance NeoPlanar and Stratified Field technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters, which we believe produces improved performance. We believe PureBass minimizes distortion, provides high output for its size, and results in lower system costs when compared to conventional woofer systems. It provides a high frequency interface with upper range satellite speaker systems. We are marketing this technology as a complement to our NeoPlanar and Stratified Field speakers.

Stratified Field is an advanced speaker technology that shares certain characteristics of electrostatic speakers. Electrostatic speakers employ a thin plastic film to radiate sound and are known for very high sound quality and low distortion. Our Stratified Field technology is a non-magnetic thin panel speaker design that we believe has performance advantages over traditional speakers and other thin panel speakers. Stratified Field is targeted at the home speaker markets.

Our objective is to be a leader in developing, marketing and licensing innovative sound reproduction technologies that address large and expanding domestic and international consumer and commercial electronics markets. We seek to have our sound technologies become important alternatives to conventional loudspeakers in target market segments. We believe it is becoming increasingly difficult for manufacturers to differentiate their sound reproduction products to offer consumers new choices. We also believe the rapid emergence of flat panel computer and television monitors and the large computer multimedia market represent provide growing opportunities for our products. We believe that the majority of our future revenues will be generated from our sound technologies.

We have an innovative engineering and development team of 15 persons. We have developed and own other technologies in various stages of development. Our strategy is to focus on exploiting our sound reproduction technologies and to license or sell other technologies incubated by our development team.

We also label, under the American Technology brand, portable consumer products, primarily sourced from foreign manufacturers. We currently market and distribute approximately 16 portable consumer products (including miniature FM, AM and solar radios) with retail prices ranging from $11.99 to $29.99. The marketing of portable consumer products provided substantially all revenues during fiscal 2001, 2000 and 1999. However the majority of marketing and development costs during fiscal 2001 were incurred for our sound technologies. We expect a majority of future revenues will result from licensing and related fees from our sound technologies and from sales of NeoPlanar speakers for high-end niche markets.

Our shares trade through the NASDAQ SmallCap Market under the symbol "ATCO." Our address is 13114 Evening Creek Drive South, San Diego, California, and our telephone number is 858-679-2114. Our Internet site is located at www.atcsd.com. The information found on our Web site is not part of this annual report.

Recent Key Business Developments

During fiscal 2001 and during the period since September 30, 2001 to the date of this report we achieved some important business developments:

 .    Early in the fiscal year we completed 50 HSS evaluation systems and leased, sold or distributed the units to key prospective licensees and customers.
     We demonstrated our ability to produce HSS systems for commercial applications, and the results of customer evaluations have helped focus initial licensing and component manufacturing.

 .    We completed development of the first HSS products consisting of an electronics package and an ultrasonic emitter. Potential licensees who may wish to manufacture their own products will have our electronics and emitters available as key system components. HSS will be marketed under our brand name and/or other brand names.

 .    We executed a manufacturing agreement with Horizon Sports Technologies
     ("HST"), whereby HST will use a portion of their 108,000 square foot facility in Tijuana, Mexico, to manage the manufacture of HSS electronic and emitter components.

 .    We completed development of our NeoPlanar magnetic technology and began licensing, including an important licensing and royalty agreement with Harman International Industries for the automotive market.

 .    Through our relationship with Bath Iron Works, a General Dynamics company, we sold and installed beta test systems consisting of three of our acoustic technologies aboard the U.S.S. Winston S. Churchill, an active U.S. Navy vessel.

 .    We have entered into a Collaboration and Licensing agreement with Dolby
     Laboratories for the joint exploration of HSS application concepts. We have delivered first test systems with the goal of developing applications for the theater markets.

 .    Through both internal research and purchase, we have been granted 14 new
     U.S. patents related to acoustic technologies.

We believe the above developments should produce sound technology revenues in fiscal 2002 and beyond.

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

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been, until recently, few fundamental changes in speaker design or in the way electrical impulses are converted to sound. Electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser or data in memory. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, we believe loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion. Loudspeakers are used in televisions, radios, telephones, computers, automobiles, marine vessels and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert sound systems, loudspeakers encompass a wide range in size, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers.

A planar magnetic loudspeaker combines some aspects of traditional direct radiating speakers and electrostatic designs. In the traditional planar design, conducting wires are embedded in a large plastic film or sheet, and magnets are employed to create a magnetic field around the sheet to radiate sound similar to an electrostatic speaker. Certain flat panel designs employ a magnetic actuator or exciter to excite a rigid panel to radiate sound. Traditional planar speakers are generally expensive and difficult to produce.

Our HyperSonic Sound technology employs new concepts not previously commercialized by others. We believe the lack of fundamental innovation and the diversity and size of the loudspeaker market presents an opportunity to introduce new sound technology that will appeal to consumers and be cost-effective for manufacturers.

Our Sound Solutions
Our HyperSonic Sound solution innovates novel new concepts. We believe our other sound solutions reflect significant improvements to electrostatic, planar magnetic and woofer designs. Our primary development and marketing focus is on the following four sound reproduction technologies.

HyperSonic Sound Technology
---------------------------
Our HyperSonic Sound technology utilizes a new method of sound reproduction -- sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patented and patent-pending electronic process creates and modulates (shapes) an ultrasonic wave that interacts in mid-air to produce wide spectrum audio.

HyperSonic Sound is partially based on a phenomenon in music known as Tartini tones, which were first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. Although others have experimented with these principles in the past (the general field of experimentation being described as parametric speakers), we believe we have created novel and proprietary methods to efficiently use these concepts to produce sufficient sound volume and quality capable of being commercially exploited. Our HyperSonic Sound technology and processes are the subject of eleven issued patents and multiple pending patents.

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

 .    Ability to manipulate or selectively position or diffuse the source of sound

 .    Ability to deliver a beam of sound over long distances

 .    Elimination of magnets, their weight and adverse effects

 .    Elimination of feedback in professional applications

We believe our sound technologies offer important competitive advantages for original equipment manufacturers ("OEMs") and new features important to consumers. We believe our HyperSonic Sound technology will be utilized within industrial applications, such as trade show, exhibits, kiosk, military applications and other various directional applications. However, there can be no assurance our HyperSonic Sound or other sound technology advantages can be successfully implemented commercially or will achieve market acceptance.

Planar Magnetic Speaker Technology
----------------------------------
Our NeoPlanar technology is a thin film magnetic speaker which produced as thin as 1/8". This speaker uses novel films, magnetic materials and a new manufacturing process which we believe provides improved cost/performance benefits. Traditional planar magnetic speakers use materials with limited power handling ability and are generally associated with high distortion. Our novel designs result in greater power handling, lower mass and greater durability. As a result, we believe our NeoPlanar technology produces superior sound quality, higher sensitivity, while requiring lower wattage power amplifiers to produce higher sound pressure levels. We also believe our design provides extended high frequency output to meet the demands of new compact disks.

We have filed for patent protection of NeoPlanar design features distinguished from traditional planar magnetic speakers. We believe the high quality and high output of our thin NeoPlanar technology is ideally suited to automotive and multimedia markets and to high-end custom sound applications.

PureBass Woofer Technology
--------------------------
Our PureBass extended range sub-woofer was designed to complement our NeoPlanar and Stratified Field technologies. We believe traditional woofer technologies produce distortion with limited frequency range making it difficult to achieve accurate, seamless transition, upper range speakers. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters to produce low distortion and improved transition to high-performance speaker systems. While conventional sub-woofers crossover to upper range speakers at approximately 100-110 Hz, our extended range PureBass woofer allows for crossover well over 220 Hz providing improved matching with thin panel speakers.

We believe the following characteristics distinguish PureBass technology:

 .    Our acoustic system filters incoming audio and reduces distortion components to produce a clean sound.

 .    These acoustic filters reduce cone motion at low frequencies while allowing greater output and power handling for a given size woofer.

 .    Higher upper range performance eliminates active or passive low range crossover systems associated with traditional woofers.

 .    Our higher transition frequencies reduces interference providing improved integration with upper range high-quality speakers.

 .    PureBass technology reduces the size, weight and cost of a comparably performing system.

We have filed multiple patent applications on various aspects of our PureBass technology and have innovated proprietary construction techniques for use by existing and future licensees. We are marketing this technology as a complement to our NeoPlanar and Stratified Field speakers. It also has applications in other high performance satellite speaker systems including home theater, multimedia, bookshelf systems, televisions and others.

Stratified Field Technology
---------------------------
We believe our thin, non-magnetic Stratified Field Technology, or SFT offers high quality performance for a variety of applications. The term Stratified Field relates to the multiple layers of materials employed in the design. We have developed a number of distinct Stratified Field designs employing plastic film as the direct radiating element. During fiscal 2000 we focused on bringing our best performing design to market by developing manufacturing techniques to allow technology transfer. We believe this design offers advantages over existing electrostatic, traditional planar magnetic and magnetic actuated panel designs generally associated with flat speakers.

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

We have six issued U.S. patents and multiple pending patents on our Stratified Field speaker designs. Our Stratified Field designs can be shaped in cylinders and spheres. This flexibility provides unique product design opportunities for consumer product manufacturers. Our design eliminates the costs and the constraints of the normal "box" associated with loudspeakers.

In our opinion, Stratified Field Technology offers advantages for products such as flat panel video displays, laptop computers, home audio and theater systems, installed sound reinforcement, professional monitors, high-fidelity speakers, automotive systems and other applications requiring physically flat or thin (in the case of curved) panels but with high-quality audio performance.

Other Proprietary Technologies
We have other sound inventions and technologies in various stages of development including our Magnified Force Woofer ("MFW") technology and other woofer designs. MFW is low frequency reproduction systems for high-loudness applications. There can be no assurance that these technology concepts will function as theorized or that any practical product or technology will result from these inventions.

In 1998 we acquired certain rights to a patented method of producing powerful directed frequencies. This concept, currently referred to as a Directed Stick Radiator, may have applications in the military and government markets. Although we are developing initial prototypes, there can be no assurance we can successfully develop products or that any such products will obtain market acceptance.

Our Strategy
The marketing of our sound technologies continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from users of our technologies. We are focusing our efforts on OEMs desiring to implement our technology in specific products or applications. Our strategy is to establish business relationships with leading participants in selected segments of the electronics and sound reproduction markets. We believe this strategy will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions, branding, manufacturing, distribution and market presence of OEMs in establishing and maintaining our technologies.

We also are implementing a branding strategy aimed to make HyperSonic Sound
(HSS), NeoPlanar, PureBass and Stratified Field synonymous with innovative, high-quality sound reproduction. We believe we can facilitate the rapid adoption of our technologies through licensing and technology collaboration arrangements with contract and OEM manufacturers. Key elements of our strategy include:

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


     4. Identify and determine market segment needs. We have identified and are focusing initial HyperSonic Sound marketing on certain government applications, public address and audio for point-of-purchase areas. NeoPlanar technology is being targeted at the automotive market and computer multimedia markets as well as selected high-end niche market applications. Stratified Field marketing and licensing efforts are focused on consumer home audio. PureBass marketing is focused on serving as a complement to NeoPlanar and Stratified Field speakers to offer a total integrated system. We believe our technologies can become important competitive features for OEMs and can also help OEMs achieve premium price or premium margins for their products.

     5. Support licensees and develop a market position. We support our licensees and manufacturers with technical support and on ongoing research and development effort. We require branding of our devices to create and build consumer awareness.

Our strategy is to develop strategic arrangements with manufacturers in targeted fields of use with limited exclusivity to accelerate implementation and market introduction and to allow selected manufacturers to differentiate product offerings from competitors. Although we anticipate generating a significant portion of our revenues from licensing and royalties or arrangements with contract manufacturers, we also arrange supply and sell materials or components used in the production of products using our technologies. There can be no assurance that we can be successful in implementing our strategies or profitably commercializing our technologies.

Markets and Licensing
According to the CEA (Consumer Electronics Association) and Frost and Sullivan, loudspeaker market estimates for the year 2001 the following represents the number of units sold and market value in the United States.

     . Non-home theater speakers, 2.7 million units or $517 million (retail value)

     . Aftermarket Automobile, 5.2 million units or $394 million (retail value)

     .    OEM Auto, 110 million units or $1.8 billion (manufacture value)

     .    Home-Theater-in-a-box 1.9 million units or $862 million (retail value)

The home-theater-in-a-box category is expected to grow by over 40% in years 2001 and 2002. These typically include five speakers and a subwoofer.

We believe that our HyperSonic Sound technology can be utilized in both the commercial sound and point-of-sale markets. It has potential application in specialized home, automotive and government markets. Our NeoPlanar technology is a very thin, low-cost, flat magnetic speaker technology with high sound pressure capability and excellent fidelity. It is lighter than conventional loudspeakers and impervious to harsh environments. We believe the target markets for NeoPlanar include the automotive, professional, computer and home speaker markets. It also has application in high-end niche markets such as marine vessels. Our Stratified Field technology is a thin, non-magnetic loudspeaker technology with a high audio "quality-to-cost ratio" and can be curved and shaped to fit design needs. We believe the primary target market for Stratified Field is in home speakers.

Licensing and Contracts
-----------------------
We seek to execute our licensing strategy through our marketing and executive personnel and through a business development and representation agreement with Teksel Co., Ltd. in Japan.

In April 2000, we granted Thomson Multimedia a non-exclusive license to manufacture and market our Stratified Field technology for the home audio market. We expect Thomson will introduce their first product using our technology in 2002.

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

In March 2001, We and eSoundIdeas selected Americhip, Inc. as exclusive distributor of HSS devices for the point-of-sale market. We expect to generate sales through this channel beginning in the second quarter of fiscal 2002.

In June 2001, we granted licenses to International Robotics, Inc. for the use of Purebass, HSS and Stratified Field technologies. We expect to generate revenues from this agreement in mid-2002. International Robotics HSS demand will be met by our production facilities at HST.

In July 2001, we entered into a technical collaboration agreement with Dolby Laboratories through which Dolby is evaluating HSS for certain applications and we are providing evaluation hardware.

In August 2001, we entered into a non-exclusive license and royalty-bearing agreement with Harman International Industries ("Harman") to manufacture and use NeoPlanar technology in the OEM automotive market. To date we have received $250,000 in license and startup fees pursuant to this agreement of which $8,333 has been included in revenue. We expect to receive royalty payments commencing late in fiscal 2002. In connection with this agreement we entered into a 24-month general consulting agreement with Harman to provide consulting services relating to various acoustic issues.

In September 2001, we granted a non-exclusive royalty-bearing license to Thomson for the manufacture and sale of subwoofers using our PureBass technology. To date we have not received any revenue from this agreement.

In addition to seeking OEMs to market and sell our technologies in fiscal year 2001, we developed supply agreements with manufacturers capable of supplying HyperSonic Sound electronics and emitter's components for use by licensees and customers. We have also arranged supply of components associated with our Neoplanar technology.

Many OEMs source speaker products from outside vendors rather than manufacture such components. Accordingly, our strategy is to develop a supply arrangement for these future OEM customers that do not wish to manufacture. We believe existing contract manufacturers have facilities and capabilities to manufacture and assemble our technologies for OEMs.

We expect licensees to introduce products employing our technologies in fiscal 2002 and to begin paying royalties from sales of these products to us. We believe we have innovated important new sound technologies but there can be no assurance that commercially viable systems will be introduced by OEMs and marketed to consumers due to the inherent risks of new technology development and refinement, limitations on financing, competition, obsolescence, loss of key technical personnel, customer acceptance, strategic changes by OEMs and other factors beyond our control.

Consumer Product Sales
To date substantially all of our revenues have been derived from portable consumer products. We currently offer a total of sixteen sourced portable consumer products (including miniature FM, AM and solar radios) targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is from three manufacturers on both an exclusive and nonexclusive bases and for different market territories on a product by product basis. Our market focus is in North America.

We inventory finished goods and also offer direct factory shipment to certain customers.

Our management continually seeks additional products and accessories developed by others for distribution.

Selling and Marketing
One sales and marketing officer and one senior executive direct our sound technology marketing. We have employed one agent, Teksel Co., Ltd. in Japan. Our marketing activities are directed at promoting our technologies through industry press, at industry trade shows and related marketing activities. Our sound technology sales activities are targeted at specific prospective OEMs.

We have two full-time marketing personnel assigned to consumer electronic product marketing and sales activities. We had 24 independent representative agencies in the U.S. and Canada at December 1, 2001.

We focus most of our consumer electronic product marketing on traditional retail outlets and catalog distributors. We employ cooperative marketing and advertising arrangements with our product customers from time to time.

Customers
For the fiscal year ended September 30, 2001, sales to two customers, ASI and Vulcan Northwest, Inc., accounted for approximately 23% and 10% of sales, respectively, with no other single customer accounting for more than 11% of revenues.

For the fiscal year ended September 30, 2000, sales to two customers accounted for 35% of product sales with Big 5 and Sam's Club accounting for approximately 12% and 23% of sales, respectively, with no other single customer accounting for more than 10% of product sales.

For the fiscal year ended September 30, 1999, sales to two customers accounted for 33% of product sales with Oshman's Sporting Goods and Big 5 accounting for approximately 20% and 13% of sales, respectively, with no other single customer accounting for more than 10% of product sales.

We expect that we will continue to rely on a number of large individual customers for future revenues, and the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Competition
Our technologies and products compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. When our products are introduced commercially, we believe we will compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet OEMs' needs to differentiate their products, the strength of our intellectual property and the strength of future licensee and contract supply arrangements. There can be no assurance that based on these factors we can be competitive with existing or future products, technologies or services of our competitors.

We are not aware of any other sound reproduction system that has commercially employed HyperSonic Sound technology concepts similar to and as advanced as those developed by us. Although others have attempted to use parametric speaker concepts to produce sound, to our knowledge and research, none have progressed to our stage of development and none have been able to produce sufficient sound volume and quality to make a commercially viable system. We also believe our NeoPlanar and Stratified Field technologies are novel and have distinct market appealing attributes compared to existing and competing flat panel speaker designs. We further believe our PureBass woofer technology offers distinct cost performance benefits versus competitive woofer technology.

Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel, (iv) Harmon Kardon with its multimedia speakers. There are continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. It is possible that alternate technologies and systems that would be directly competitive with our sound technology have been developed. Such systems may also currently be in development, and may be developed by others in the future.

Our sound reproduction methods will also compete with traditional loudspeakers. Many international manufacturers provide loudspeakers and are both competitors and prospective licensees. These manufacturers include Sony, AIWA,

Phillips, Samsung, Mitsubishi, Toshiba, Sanyo, Sharp, JVC and others. There are also specialty audio component manufacturers such as Marantz, NAD and others. We also compete with branded loudspeaker manufacturers including Bose Corporation, JBL, Harman International (Infinity and Epicure), International Jensen (Acoustic Research and Advent), Polk Audio, Boston Acoustics, Klipsch, Yamaha and a host of others. Such competitors have substantially greater financial, technical and marketing resources and have proven technology and products, marketing data, customer relationships and distribution channels. There can be no assurance that our technologies will be competitive in the entrenched loudspeaker market with these or other customers.

We believe our success will be dependent upon creating relationships with OEMs by providing them the ability to differentiate their products with our sound technology attributes.

The consumer product and consumer electronic marketplaces are extremely competitive with a large number of suppliers. Most of our competitors have greater financial, manufacturing and marketing resources and can command more retail and consumer exposure. Barriers to entry by new competitors are not significant and new competitors in consumer products and consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases rapidly obsolescing existing products and technologies. We seek to market unique products to large market segments.

Suppliers
With respect to our consumer product sales, which have historically accounted for most of our revenues, we are dependent on contract suppliers for finished goods. We source products developed by others from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacture of consumer electronic products is dependent upon the availability of electronic components. We believe there are secondary suppliers of components and subassemblies such that the products we distribute are not reliant on one supplier, although delays could result should there be a change in suppliers of longer lead-time components or subassemblies. Any significant delays in obtaining components from existing or secondary suppliers through supplier changes or from component shortages, which are common to the electronics industry, could have a material adverse effect on our financial condition and results of operations.

Government Regulation
Certain of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the "FCC"). We believe we are in substantial compliance with all current applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals currently required for our operations.

We do not believe our Hypersonic Sound technology ultrasonic emitters, which emit ultrasonic waves into the air rather than electromagnetic waves, are out of compliance with existing governmental regulations for ultrasonic emission. We believe we have complied with the FDA's filing and examination requirements for marketing of HSS devices. However, there can be no assurance that interpretations of existing regulations or imposition of new regulations could not have an adverse impact on the commercialization of our technologies.

We do not believe we are materially affected, nor do we expect to be materially affected, by the costs and effects of compliance with environmental laws.

Intellectual Property Rights and Proprietary Information
We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark and trade secret laws, and contractual obligations, and we pursue a policy of vigorously enforcing such rights.

We own 27 U.S. patents and have approximately 30 U.S. patents (and additional foreign applications) pending on our sound technologies. Our issued patents expire between 2006 and 2022. We are preparing and intend to file other sound technology patent applications. We own two U.S. patents on consumer products and two U.S. patents on our GPS technology. We have purchased one patent on transducer technology primarily targeted for government applications.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks on HYPERSONIC(R), HSS(R), SFT(R), STRATIFIELD(R), G.A.S(R)., GREAT AMERICAN SOUND(R), MFW(R) and SHAPING THE FUTURE OF SOUND(R). There can be no assurance any degree of protection will be granted, or that if granted, that trade names or trademarks could be successfully maintained, defended or protected.

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

For the fiscal years ended September 30, 2001, 2000 and 1999 we invested $3,136,109, $2,086,019 and $1,099,848 respectively, on research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Employees
At December 1, 2001, in addition to our three executive officer employees, we employed 23 full-time persons. Of such employees, fourteen are in research, development and technology transfer, one in shipping and distribution, four in general and administrative and four in marketing, sales and licensing. We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.

We have not experienced any work stoppages and are not a party to a collective bargaining agreement and we consider our relations with our employees to be good.

Item 2. Properties.
Our executive offices and our research and development and operational facilities are located at 13114 Evening Creek Drive South, San Diego, California. We occupy approximately 12,100 square feet with aggregate monthly payments of $15,376 inclusive of utilities and costs under a sublease expiring July 31, 2003.

We rent on a monthly basis office space utilized for development and production of our PMT technology, located at 1780 Forrest Way, Carson City, Nevada. We occupy approximately 1,300 square feet with a monthly payment of $800 inclusive of utilities and costs.

We believe these facilities are adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office and development space in the general vicinity to meet our future needs.


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

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2000 and 2001:

                                               Bid Quotations

                                              High         Low
                                              ----         ---
Fiscal Year Ending September 30, 2000
           First Quarter                    $7.9375      $5.0625
           Second Quarter                   $15.000      $6.0000
           Third Quarter                    $13.375      $4.4375
           Fourth Quarter                   $7.1250      $4.0000

Fiscal Year Ending September 30, 2001
           First Quarter                    $5.6250      $2.0625
           Second Quarter                   $4.9688      $3.5000
           Third Quarter                    $5.9500      $2.0938
           Fourth Quarter                   $4.9700      $2.0625

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,119 holders of record of our common stock at December 11, 2001 with 14,272,522 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
No securities were sold within the past three years which were not registered under the Securities Act that were not previously reported in prior quarterly or annual filings or described in the following paragraphs.

On September 28, 2001, we sold for cash in a private offering an aggregate of $800,000 of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 to accredited investors. On October 11, 2001 we completed the sale of an additional $1,225,000 of the notes to accredited investors. The principal and interest amount of each note may at the election of the note holder be converted one or more times into fully paid and nonassessable shares of our common stock, at a price of $2.00 per share. We may call the Notes for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met.

Each purchaser was granted a warrant to purchase one common share at $2.00 per share until September 30, 2006 for each $2.00 of notes purchases (aggregate warrants exercisable into 1,012,500 shares).

We are not required to register the stock underlying the notes or warrant, but the holders have certain piggyback registration rights. The securities have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities at an effective price below the applicable conversion or exercise price of the notes and warrants.

The securities were offered and sold without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 4(2) and/or Regulation D. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We sold securities without an underwriter, but the we paid $45,000 in finders fees for the introduction of investors.

Item 6. Selected Financial Data
The following is a summary of selected financial data as of and for the five most recent fiscal periods ended. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto appearing elsewhere in this document.

For the fiscal years ended September 30,


                                   2001           2000           1999            1998             1997
--------------------------------------------------------------------------------------------------------
Statement of Operations:
Net revenues                      $855,342     $1,433,050       $823,753        $244,758        $967,408
Gross profit (loss)                277,066        382,155        204,088       (162,365)         157,971
Net loss                       (5,046,219)    (3,068,046)    (3,041,634)     (4,593,713)     (2,144,363)
Net loss available
  to common stockholders      $(5,166,941)   $(7,948,994)   $(3,809,486)    $(4,593,713)    $(2,762,009)
Net loss per share-
  basic and diluted                $(0.38)        $(0.67)        $(0.33)         $(0.42)         $(0.30)
Weighted average number of
  shares-basic and diluted      13,563,101     11,868,511     11,408,264      10,889,654       9,268,128

As of September 30,
                                      2001           2000           1999            1998            1997
-----------------------------------------------------------------------------------------   ------------
Balance Sheet:
Working capital                   $892,040     $4,794,743     $1,096,475        $985,888      $3,719,807
Total assets                     3,837,284      7,275,614      2,161,036       1,683,745       4,251,878
Long-term obligations                    -              -              -               -         386,561
Total stockholders' equity       2,993,495      6,829,875      1,717,192       1,402,912       3,692,922


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Overview
We are focused on commercializing our proprietary HyperSonic, NeoPlanar, PureBass and Stratified Field sound technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters which we believe produces improved performance. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high-fidelity, low distortion sound reproduction. Our strategy is to commercialize these technologies through OEMs primarily through licensing or supply agreements.

We believe our NeoPlanar, PureBass and Stratified Field technologies meet OEM requirements. These technologies have been licensed to OEMs and are being transferred to production. We expect product royalties to commence in fiscal 2002 from these technologies. We are also completing second generation electronic packages and ultrasonic emitters that can be supplied to OEMs to be incorporated into end-user products. We expect that these components will be supplied to HSS licensees in fiscal 2002 for use in HSS products. We are in the early stage of licensing of our sound technologies and have not generated significant revenues from such technologies to date.

We typically (or sometimes) receive a flat fee up-front, with the balance of payments based upon a percentage of gross (or net, or gross minus return allowance) of the products in which are technology is incorporated, for a term up to 36 months. Revenue from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

Our various technologies are high risk in nature. Unanticipated technical obstacles can arise at any time and disrupt licensing activities or OEM product sales or result in lengthy and costly delays. There can be no assurance commercially viable sound products being developed by OEMs will meet with market acceptance or that such products will perform on a cost-effective basis.

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Risk Factors" below.

To date substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of 16 products targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that our line of products can be marketed successfully. We have also produced high-end Neoplanar speakers for sale to the marine market and expect to target other high-end sales to selected niche markets.

Demand for our portable consumer or speaker products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, sales have been concentrated with a few customers. We are also reliant on outside manufacturers to supply our products and there can be no assurance of future supply. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

Results of Operations (Fiscal Years ended September 30, 2001, 2000 and 1999) Total revenues for the fiscal year ended September 30, 2001 were $855,342, a 40% decrease from revenues of $1,433,050 for fiscal 2000. Revenues for fiscal 1999 were $823,753. Substantially all revenues for the three fiscal years were from product sales. The decrease in product sales from fiscal 2001 is due to an aging product line and the lower category sales for retailers in this segment. Fiscal 2001 revenues were also adversely affected by a delay in introduction of a new product due to supplier's failure to meet specifications. Fiscal 2000 product sales consisted of sourced products manufactured by others which were introduced by us in fiscal 1999 in a new product line. Concerning the Company's focus on marketing and licensing activities, revenue from marketing and licensing activities are expected to increase and revenues from the sale of consumer products are expected to decline. Consumer product sales are subject to significant month-to-month and quarter-to-quarter variability based on the timing of orders, new accounts, lost accounts and other factors. Our sales are further affected by a variety of factors including seasonal requirements of customers.

Contract and license revenues were $39,483 in fiscal 2001 compared to $137,516 for fiscal 2000. Contract and license revenues for fiscal 1999 were $36,345. For the year ended September 30, 2001 we had $248,611 collected and recorded as unrecognized revenue for contracts and licenses entered into during the year. We will recognize upfront fees and advance revenues over the term of the license agreements. Fiscal 2000 contract and license revenues consisted of amounts recognizable under the term of each license. Fiscal 1999 contract and license revenues consisted of amounts earned on development contracts for customers. Existing license agreements do not assure future payment are due only as products are sold.

Cost of sales for the fiscal year ended September 30, 2001 were $578,276 resulting in a gross profit of $277,066 or 32%. This compares to a gross profit for fiscal years 2000 and 1999 of $382,155 or 27% and $204,088 or 25%, respectively. The increase in gross profit percentage in fiscal 2001 resulted from higher margins from consumer product and Neoplanar speaker sales versus prior periods. The increase in gross profit in fiscal 2000 from fiscal 1999 resulted from the minimal cost allocated to licensing revenue offset by the increase in revenue of lower margin product sales. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues.

Selling, general and administrative expense decreased from $2,563,223 in fiscal 2000 to $2,319,690 in fiscal 2001. Selling, general and administrative expense for fiscal 1999 was $2,209,558. The $243,533 decrease resulted from a reduction in personnel and related costs of $239,748. The $484,665 increase in fiscal 2000 from 1999 resulted from an increase of $331,780 in personnel and related costs, an increase of $133,126 in legal costs, an increase in licenses, permits and fees of $62,697 offset by a decrease of $80,925 for professional services. We may expend additional resources on marketing our sound technologies in the future quarters, which may increase selling, general and administrative expenses in future periods.

For the year ended September 30, 2001 we recorded in selling, general and administrative $136,020 for services paid through the issuance of 36,093 shares of common stock. In fiscal 2000 we recorded in selling, general and administrative $81,110 for services paid through the issuance of 8,233 shares of common stock. In fiscal 1999 we recorded in selling, general and administrative $140,137 for services paid through the issuance of 25,018 shares of common stock. We recorded non-cash compensation expense of $131,000 for the year ended September 30, 1999 including $70,000 value attributable to stock options granted to consultants on 30,000 shares of common stock.

Research and development costs for the year ended September 30, 2001 were $3,136,109 compared to $2,086,019 for the prior year. Research and development costs were $1,099,848 for fiscal 1999. The increase of $1,050,090 in fiscal 2001 over fiscal 2000 resulted primarily from an increase of $428,764 in technology amortization and depreciation expense, an increase of $346,847 for personnel and related costs, and an increase of $217,728 for materials and film development. The $986,171 increase in fiscal 2000 over 1999 resulted from an increase of $442,059 in personnel and related costs, an increase of $307,475 for materials and film, an increase of $49,581 for consulting, an increase of $85,597 for depreciation and amortization expense and $80,000 for royalties on technology in development.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2002 research and development costs to remain at comparable levels to fiscal 2001 or at lower levels based on current staffing and budgeting.

As a result of the above factors, we experienced a loss from operations of $5,178,733 during the year ended September 30, 2001, compared to a loss from operations of $4,267,087 for the year ended September 30, 2000 and a loss from operations of $3,105,318 for the year ended September 30, 1999. We expect to incur continued operating losses until we are able to produce revenues sufficient to support operating costs. There can be no assurance we will be successful in such efforts.

For fiscal 2001, interest income was $130,314 as compared to $211,843 and $64,781 for fiscal 2000 and 1999, respectively. This decrease is the result of lower interest rates and reduced cash balances.

We incurred a net loss of $5,046,219 for fiscal 2001, compared to a net loss of $3,068,046 for fiscal 2000 and a net loss of $3,041,634 for fiscal 1999. In fiscal 2000 we recognized $988,112 in gains from the sale of investment securities compared to $0 in fiscal 2001. At September 30, 2001 we have no investment securities for future sale. We have federal net loss carryforwards of approximately $17,600,000 expiring through 2021. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management is unable to determine that it is more likely than not that the deferred tax asset will be realized.

The net loss available to common stockholders for fiscal 2001 was increased in computing loss per share of common stock by accretion of the Series B and Series C Preferred Stock of $108,722 and $12,000, respectively. The net loss available to common stockholders for fiscal 2000 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with our Series C Preferred Stock in the amount of $1,478,000, accretion of the Series B and Series C Preferred Stock of $126,118 and $171,830, respectively, a $1,031,250 imputed deemed dividend from a discount provision and a cumulative effect of a change in accounting principles of $2,073,750. The net loss available to common stockholders for fiscal 1999 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with Series B Preferred Stock in the amount of $595,000, accretion on the stock at the stated rate of $112,852 and a $60,000 imputed deemed dividend from a discount provision. The imputed deemed dividends are not a contractual obligation to pay such imputed dividends in cash or otherwise.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources
We have experienced significant negative cash flow from operating activities. Our negative cash flow from operating activities was $3,628,253 for the fiscal year ended September 30, 2001, $3,690,599 for fiscal 2000 and $2,913,161 for fiscal 1999. During fiscal 2001, the net loss of $5,046,219 included certain expenses not requiring the use of cash totaling $778,911. In addition, cash was used in operating activities through an $24,540 increase in inventories. Operating cash in fiscal 2001 was provided by a $116,190 decrease in accounts receivable, a decrease of $117,320 in prepaid expenses and other, a $87,974 increase in accounts payable and a $310,077 increase in accrued liabilities including $225,000 of unearned license revenues.

Our negative cash flow from operating activities was $3,690,599 for the fiscal year ended September 30, 2000, $2,913,161 and for the fiscal year ended September 30, 1999. During fiscal 2000, the net loss of $3,068,046 included certain expenses not requiring the use of cash totaling $238,986. In addition, cash was used in operating activities through a $112,082 increase in accounts receivable, and a $99,952 decrease in accounts payable. Operating cash in fiscal 2000 was provided by a $114,848 decrease in inventories, a decrease of $20,099 in prepaid expenses and other and a $101,847 increase in accrued liabilities.

At September 30, 2001 we had approximately 52 days product sales in accounts receivable as compared to 67 days at September 30, 2000. Terms with individual customers vary greatly. Large retail chains often require 90-120 day terms on sales. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 2001, we used approximately $441,616 for the purchase of laboratory equipment and we made investments of $246,674 in patents. We anticipate a continued investment in patents in fiscal 2002. Dollar amounts to be invested on these patents are not currently estimable by management.

Financing activities during the year ended September 30, 2001 provided $1,025,000 in cash from the issuance of common stock and convertible promissory notes compared to $7,436,564 during the year ended September 30, 2000 and $2,799,773 during the year ended September 30, 1999. During the year ended September 30, 2001, we received net proceeds of $800,000 from the issuance of convertible promissory notes and net proceeds of $225,000 from the issuance of common stock.

At September 30, 2001, we had working capital of $892,040 as compared to $4,794,743 for the year ended September 30, 2000 with the reduction resulting primarily from reduced cash on hand.

We have financed our operations primarily through the sale of preferred stock, exercises of stock options, sale of convertible notes, proceeds from the sale of investment securities and margins from product sales. At September 30, 2001, we had cash of $1,354,072. Subsequent to September 30, 2001 we obtained $1,125,000 from the sale of additional convertible promissory notes. Primarily as a result of cash used in operating activities offset by the sale of the promissory notes in September 2001, our cash position decreased by $3.3 million from September 30, 2000. Based on our cash position (including subsequent note sales) and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales to retail customers and; (c) expected royalty and licensing proceeds; we believe we will have sufficient capital resources for the next twelve months. We expect to incur continued losses in operations in immediate future quarters resulting from research and development expenditures and sales and administrative activities. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control.

However should anticipated results not meet our expectations or should we elect to expand operations or costs in certain areas, we may require additional operating funds during the next twelve months. Such additional funds may not be available on acceptable terms, if at all. A lack of sufficient funds from operations and/or the unavailability of additional capital could force us to curtail or scale back operations and could have an adverse effect on our business.

New Accounting Pronouncements
The Financial Accounting Standards Board has issued new pronouncements for future implementation as discussed in our financial statements (see page F-11). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

Risks Factors
You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

We Have A History Of Net Losses. We Expect To Continue To Incur Net Losses And
------------------------------------------------------------------------------
We May Not Achieve Or Maintain Profitability. - We have incurred significant
---------------------------------------------
operating losses and anticipate continued losses in fiscal 2002. At September 30, 2001 we had an accumulated deficit of $19,919,912. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved may have a material adverse effect on our stock price.

We Are An Early Stage Company Introducing New Technologies. If Commercially
---------------------------------------------------------------------------
Successful Products Do Not Result From Our Efforts, We May Be Unprofitable or
-----------------------------------------------------------------------------
Forced to Cease Operations. - Our HSS, NeoPlanar, PureBass and SFT technologies
---------------------------
have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. We have not generated significant revenues from our sound technology to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. Even if products employing our sound technology are introduced, they may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely effected.

Our Quarterly And Annual Revenues Are Subject To Fluctuations Caused By Many
----------------------------------------------------------------------------
Factors, Any Of Which Could Result in Our Failure to Achieve Our Revenue
------------------------------------------------------------------------
Expectations. Our quarterly and annual revenues from portable consumer products
-------------
have varied significantly in the past and are likely to continue to vary in the future due to a number of factors. Our revenues from licensing our sound reproduction technologies are also expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

     . our ability to develop, introduce, produce in volume quantities and market successfully new or enhanced portable consumer products;

     . our ability to develop and license to OEMs our sound reproduction technologies;

     . changes in the relative volume of sales of various products with sometimes significantly different margins or royalties;

     . market acceptance of and changes in demand for our portable consumer products and products of our licensees;

     . gains or losses of significant customers, distributors or strategic relationships;

     .    unpredictable volume and timing of customer orders;

     . the availability, pricing and timeliness of delivery of components for our products and OEM products;

     . fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

     . the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;

     . product obsolescence and the management of product transitions and inventory;

     .    production delays;

     .    decreases in the average selling prices of products;

     .    seasonal fluctuations in sales;

     . general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

     . the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed; and

     . general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

Some or all of these factors could adversely affect demand for our portable consumer products and for OEM products incorporating our sound reproduction technologies, and therefore adversely affect our future operating results.

Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales or license revenue shortfalls, which could harm our quarterly operating results.

Because the lead times of firm orders are typically short in the consumer electronics industry, we do not have the ability to predict future operating results with any certainty.

Because of the above factors, you should not rely on period-to-period comparisons of results of operations as an indication of future performance.

Our Expenses May Vary From Period To Period, Which Could Affect Quarterly
-------------------------------------------------------------------------
Results And Our Stock Price. If we incur additional expenses in a quarter in
----------------------------
which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

     .    the timing and extent of our research and development efforts;

     . the extent of marketing and sales efforts necessary to promote our technologies; and

     .    the timing of personnel hiring.

The Demand For Our Portable Consumer Products Has Historically Been Weaker In
-----------------------------------------------------------------------------
Certain Quarters, Which Makes It Difficult To Compare Our Quarterly Results. Due
----------------------------------------------------------------------------
to industry seasonality, demand for consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through July. Because the consumer products market experiences substantial seasonal fluctuations, with more sales occurring toward the end of the year, our quarterly results will be difficult to compare so long as portable consumer products remains our principal revenue source.

Sound Reproduction Markets Are Subject To Rapid Technological Change, So Our
----------------------------------------------------------------------------
Success Will Depend Heavily On Our Ability To Develop And Introduce New
-----------------------------------------------------------------------
Technologies. Technology and standards in the sound reproduction markets evolve
-------------
rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HyperSonic sound for which there is no established market. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our HSS Technology Is Subject to Government Regulation, Which Could Cause
-------------------------------------------------------------------------
Barriers To The Successful Marketing of Such Technology. Our HyperSonic sound
--------------------------------------------------------
technology uses ultrasonics, and as such is subject to regulations issued by the Food and Drug Administration for radiation-emitting devices. In the event our HSS technology is deemed not to comply with such regulations, or such regulations change in the future, we may not be able to license our HSS technology for some of its intended uses, and existing licenses may have to cease marketing of existing products. Any regulatory impediment to commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operation. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of this Annual Report, under the heading "Government Regulation."

Our HSS Technology Is Subject to Government Regulation, Which Could Lead to
---------------------------------------------------------------------------
Unanticipated Expense or Litigation. Our HyperSonic Sound technology emits
------------------------------------
ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, we or a licensee may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against us or a licensee. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operation. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of this Annual Report, under the heading "Government Regulation."

Many Potential Competitors Who Have Greater Resources And Experience Than We Do
-------------------------------------------------------------------------------
May Develop Products And Technologies That Make Ours Obsolete. - Technological
--------------------------------------------------------------
competition from other and longer established electronic and loudspeaker manufacturers are significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution program and facilities, many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Commercialization Of Our Sound Technologies Depends On Collaborations With Other
--------------------------------------------------------------------------------
Companies. If We Are Not Able To Find Collaborators And Strategic Alliance
--------------------------------------------------------------------------
Relationships In The Future, We May Not Be Able To Develop Our Sound
--------------------------------------------------------------------
Technologies And Products. - As we do not have the production, marketing and
--------------------------
selling resources to commercialize our products on our own our strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist us in producing, marketing and selling consumer electronic products and products that include our sound technologies.

Our success will therefore depend on our ability to enter into strategic arrangements with new partners on commercially reasonable terms. If we fail to enter into such strategic arrangements with third parties, our financial condition, results of operations, cash flows and business prospects will be adversely effected. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our sound and other technologies.

Any Inability to Adequately Protect Our Proprietary Technologies Could Harm Our
-------------------------------------------------------------------------------
Competitive Position. - We are heavily dependent on patent protection to secure
---------------------
the economic value of our technologies. We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. Patents may not be issued from some or all of our pending applications. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Issued patents may be challenged or invalidated. Further, we may not receive patents in all countries where our products can be sold or licensed. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. Third parties may charge that our technologies or products infringe their patents or proprietary rights. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may be forced to obtain licenses, which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a materially adverse effect on our business prospects.

Our Retail Products And Sound Component Production Are Dependent On Outside
---------------------------------------------------------------------------
Contractors And Suppliers. Disruptions In Supply Could Adversely Affect Us. -
---------------------------------------------------------------------------
Product sales have accounted for substantially all of our revenues. However, we are dependent on contract suppliers for our finished consumer electronics products. We source products from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of our supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacturers of our consumer electronic products are also dependent upon the availability of electronic components. Any significant delays in obtaining components could have a material adverse effect on our financial condition and results of operations.

We have developed component supply arrangements for film and components for our Neoplanar and HSS sound technologies. These are generally sole supplier arrangements and the loss or a disruption of supply could have a material adverse effect on our ability to introduce these technologies, or once introduced in volume, could disrupt future revenues adversely affecting financial condition and results of operations.

Two Customers Represented A Significant Amount Of Our Business In The Last
--------------------------------------------------------------------------
Fiscal Year. We Do Not Know If We Will Receive Further Orders From Them. - ASI
------------------------------------------------------------------------
and Vulcan Northwest Inc. accounted for 23% and 11% of total revenues for the fiscal year ended September 30, 2001. Neither ASI nor Vulcan have committed to purchase any further products from us. We cannot provide any assurances that any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers

If Our Key Employees Do Not Continue To Work For Us, Our Business Will Be Harmed
--------------------------------------------------------------------------------
Because Competition For Replacements is Intense. - Our performance is
------------------------------------------------
substantially dependent on the performance of our executive officers and key technical employees. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could have a material adverse effect upon our business, operating results or financial condition.

We May Issue Preferred Stock In The Future, And The Terms Of The Preferred Stock
--------------------------------------------------------------------------------
May Reduce The Value Of Your Common Stock. We are authorized to issue up to
------------------------------------------
5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Conversion Of All Of Or Part Of Our Outstanding Convertible Preferred Stock And
-------------------------------------------------------------------------------
Debt Or The Exercise Of Outstanding Warrants Will Cause Immediate And Possibly
------------------------------------------------------------------------------
Significant Dilution In The Net Tangible Book Value Of Your Shares. - If the
-------------------------------------------------------------------
holders of our outstanding convertible preferred stock, convertible debt or warrants decide to convert or exercise all or part of their securities, you will experience immediate and possibly significant dilution in the net tangible book value of your shares. The market price of our common stock could also decline upon the resale of the common stock obtained upon conversion of our preferred stock or convertible debt or upon exercise of warrants.

Our Stock Price Is Volatile And May Continue To Be Volatile In The Future. - Our
--------------------------------------------------------------------------
common stock trades on the NASDAQ Small Cap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in
(i) our anticipated or actual operating results; (ii) developments concerning our sound reproduction technologies; (iii) technological innovations or setbacks by us or our competitors; (iv) conditions in the consumer electronics market;
(v) announcements of merger or acquisition transactions; and (vi) other events or factors and general economic and market conditions. The stock market in recent years has experienced extreme price and volume fluctuations that have effected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $1.3 million. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant. At the present time we do not have any significant foreign sales or foreign currency transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 (immediately following page 30 of this report) with the index to financial statements followed by the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

Our present directors and executive officers, their ages, positions held and duration as director, are as follows:



   Name                    Age      Position and Offices                               Director Since
   Elwood G. Norris        63       Chief Executive Officer and Director                     1980
   Terry Conrad            44       President and Director                                   2000
   Richard M. Wagner       56       Director                                                 1986
   David J. Carter         53       Director                                                 1998
   O'Connell J. Benjamin   51       Director                                                 1998
   Daniel Hunter           51       Director                                                 2001
   Renee Warden            37       Chief Accounting Officer, Treasurer and Secretary         n/a
   James Croft             48       Chief Technology Officer                                  n/a


The terms of all directors will expire at the next annual meeting of the Company's stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to the our affairs.

Biographical Information

Elwood G. Norris has been a Director of the Company since August 1980. Mr. Norris was appointed as Chief Executive Officer in October 2000. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999 he was a director and Chairman of e.Digital Corporation ("e.Digital"), a public company engaged in electronic product development, distribution and sales. During that period he also held various other executive officer positions at e.Digital. From August 1989 to October 1999 he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with over 20 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies. Mr. Norris devotes approximately 30-35 hours per week to our company.

Terry Conrad was appointed our President in October 2000. From July 1998 to October 2000, he served as our Director of Technology Transfer. Mr. Conrad is the co-inventor of the our SFT Technology. Mr. Conrad has served in both technical and management capacities in small and mid-sized technology development and manufacturing firms since 1977, with specific audio industry activity for more than 20 years. From 1989 to July 1998, Mr. Conrad held various positions at Carver Corporation, including Director of Operations from January 1997 to July 1998.

Richard M. Wagner has served as a Director since 1986 and served as Secretary from February 1994 to March 1999. Since 1980, Mr. Wagner has been President and CEO of Eidon Inc., a San Diego based company involved in the manufacturing and distribution of liquid mineral supplements. Eidon Inc. is the parent company of the Mortgage Company, a residential and commercial mortgage brokerage firm. Mr. Wagner obtained a B.S. in Business in 1968 and an M.S. in Finance in 1976 from the San Diego State University.

David J. Carter was appointed as a Director in September 1998. Since January 1999, he has been Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant - Marketing and Business Strategy for General Electric Company. His career has included technical positions at Temple Barker & Sloane, Inc., Decision Research Corp. and Johnson & Johnson. He obtained a B.S. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

O'Connell J. Benjamin was appointed as a Director in September 1998. For the past 25 years he has been employed with Bell Laboratories and its parent, Lucent Technologies. He is currently Senior Vice President at Lucent Digital Radio, a Lucent Technologies venture developing a digital enhancement to analog radio broadcasting technology. He has served in a variety of positions at Bell Laboratories, including Vice President of Telephone Products Research and Development, Vice President of Wireless Technology, Vice President of Customer Technical Support and Director of Cellular Telephones. He received a B.S. (1973) and an M.S. (1975) in Electrical Engineering from the Brooklyn Polytechnic Institute.

Daniel Hunter was appointed as a Director in May 2001. Mr. Hunter has been a licensed certified public accountant for the past twenty-five years. He obtained his accounting degree from the University of Utah in 1975. For the past twenty years Mr. Hunter has operated his own law offices specializing in business and tax law. He obtained his Juris Doctor degree from the University of Seattle in 1978.

Renee Warden was appointed Chief Accounting Officer, Treasurer and Secretary in March 1999. From May 1993 until her promotion she served as our Accounting Manager. Since June 1997 she has also served as Controller of e.Digital and she previously served as Accounting Manager for e.Digital. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999. Ms. Warden devotes, approximating 25 hours per week to our company.

James Croft joined us in October 1997 as Vice President of Engineering. In December 2000 he was appointed Chief Technology Officer. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also Chairman of the Board of Definitive Audio, Inc., a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of a class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished us and written representations that no other reports were required during the fiscal year ended September 30, 2001, we believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Item 11. Executive Compensation.
The following table sets forth summary information the compensation for the last three fiscal years received by each person who served as Chief Executive Officer during the last completed fiscal year, the one other most highly compensated person serving as executive officer at the end of the last completed fiscal year who earned more than $100,000 in salary and bonus in the last completed fiscal year. We refer to these individuals as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                     Long Term
                                                                                     Compensation
Name and                              Fiscal  Annual          Compensation           Options           All Other
Principal Position                    Year    Salary        401K Match   Other       (# of Shares)    Compensation
------------------                    ----    ------        ----------   -----        -------------   ------------
Elwood G. Norris, Chief Executive     2001    $124,615                  -0-            75,000          -0-
Officer                               2000    $120,000                  -0-                            -0-
                                      1999    $120,000      -0-         -0-            21,000          -0-

Terry Conrad, President               2001    $129,808                  -0-           150,000          -0-
                                      2000    $104,805                  -0-                            -0-
                                      1999    $ 98,999      -0-         -0-                            -0-

James Croft III, Chief                2001    $111,120                   $10,338(1)    55,000          -0-
Technology Officer                    2000    $110,000                   $1,800(1)                     -0-
                                      1999    $110,000      -0-         -0-                            -0-


(1)  Royalty payments paid as per agreement for woofer technology.

Option Grants

Shown below is further information on grants of stock options in fiscal 2001 to the Named Executive Officers reflected in the Summary Compensation Table shown above for fiscal 2001.

             Option Grants for Fiscal Year Ended September 30, 2001

                                                                                  Potential Realizable value
                                         Percent of Total                         at assumed Annual Rates of
                                         Options Granted                          Stock Option Terms (2)
                        (1) Number of    to Employees in   Exercise   Expiration  ---------------------------
Name                  Options Granted      Fiscal Year     Price      Date             5%             10%
----                  ---------------    ----------------  -----      ----             --             ---

Elwood G. Norris       25,000             3.8%             $3.62     11/13/05      $25,003           $55,251
                       50,000             7.6%             $3.00      2/16/06      $41,442           $91,576

Terry Conrad          100,000              15%             $3.62     11/13/05     $100,013          $221,004
                       50,000             7.6%             $3.00      2/16/05      $41,442           $91,576

James Croft III        25,000             3.8%             $4.00     10/31/05      $27,628           $61,051
                       30,000             4.5%             $3.00      2/16/05      $24,865           $54,946


(1) These options were granted under the 1997 Option Plan. These options have a grant price that is equal to the fair market value on the date of grant. Such options vest according to terms of option agreement, with vesting being contingent upon continued service with the Company. Options granted under the 1997 Option Plan generally have a maximum term of ten years.

(2) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Option Exercises and Fiscal Year-End Values

The following table provides information on unexercised options of the Named Executive Officers at September 30, 2001:



                    Aggregated Fiscal Year-End Option Values


                                                     Number of Unexercised               Value of Unexercised
                                                        Options Held At                In-The-Money Options At
                     Shares                           September 30, 2001                   September 30, 2001 (1)
                    Acquired         Value         ----------------------------        ---------------------------
       Name        on Exercise     Realized        Exercisable    Unexercisable        Exercisable   Unexercisable
       ----        -----------     --------        -----------    -------------        -----------   -------------
Elwood G. Norris      100,000       $237,500          58,000           37,500            --(2)            --(2)
Terry Conrad             --            --             54,500          112,500            --(2)            --(2)
James Croft III          --            --             58,500           47,500            --(2)            --(2)


     (1) Based on the last sale price at the close of business on September 28, 2001 of $2.50 per share.

     (2)  All options were out-of-the-money at September 30, 2001.

We do not have any stock appreciation rights plans in effect and have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2001, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers and we have no defined benefit or actuarial plans covering any person.

Compensation of Directors
No direct or indirect remuneration has been paid or is payable by us to the directors in their capacity as directors during fiscal 2001. It is anticipated that during the next twelve months that we will not pay any direct or indirect remuneration to any directors of American Technology in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock option grants.

Employment Contracts and Compensation Arrangements
Effective September 1, 1997 we entered into a three year employment contract with Mr. Norris, for his part-time services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advanced notice of termination to the other Mr. Norris now serves as Chief Executive Officer under the terms of this agreement. The agreement provides for a base salary of $10,000 per month, subject to adjustments by the Board of Directors. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment.

We are also obligated to pay to Mr. Norris a 1% royalty on all sales of certain radio equipment based on the gross receipts less returns and allowances pursuant to a September 3, 1985 royalty agreement. Pursuant to an Addendum Agreement dated December 2, 1996. To date we have not paid Mr. Norris any royalty payments from this agreement.

Compensation Committee Interlocks And Insider Participation
During fiscal 2001, Richard M. Wagner, David J. Carter and O'Connell J. Benjamin served on the Compensation Committee of the Board of Directors. Mr. Wagner is a former officer of American Technology. None of our executive officers served as a member of a compensation committee, or a board of directors performing equivalent functions, of any entity that had one or more of its executive officers serving as a member of our Compensation Committee.

Certain conflicts of interest now exist and will continue to exist between us and certain of our officers and directors due to the fact that they have other employment or business interests to which they devote some attention, and they are expected to continue to do so. Our Audit Committee is authorized to review all related party transactions for conflicts of interest; however, we have not established policies or procedures for the resolution of current or potential conflicts of interest between us and our management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our favor. The officers and directors are accountable to us as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our affairs. Failure by them to conduct our business in American Technology's best interests may result in liability to them.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth certain information regarding the ownership of our common stock as of December 11, 2001 by: (i) each director and nominee for director; (ii) each of the named Executive Officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of any class of our voting stock.


                           Name and Address of                    Amount & Nature of
Title of Class             Beneficial Owner                     BeneficialOwnership (1)            Percent of Class
--------------             -------------------                  -----------------------            ----------------
Common Stock               Elwood G. Norris                               3,361,734(2)                    23.6%
par value $.00001            13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               Terry Conrad                                      54,600(3)                       *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               Richard M. Wagner                                 37,500(4)                       *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               David J. Carter                                   37,500(4)                       *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               James Croft                                       59,000(5)                       *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               O'Connell J. Benjamin                             32,500(6)                       *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

Common Stock               Daniel Hunter                                     68,000                          *%
                             13114 Evening Creek Drive South
                             San Diego, California 92128

All directors &
 executive officers
 as a group (8 persons)                                                   3,661,334(7)                    25.5%


*  Less than 1%.
----------------
(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of beneficial ownership is based on 14,272,522 shares of common stock outstanding on December 11, 2001. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2) Includes 58,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 11, 2001. Excludes unvested options to purchase 37,500 shares.

(3) Includes 54,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 11, 2001. Excludes unvested options to purchase 112,500 shares.

(4) Includes 37,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 11, 2001. Excludes unvested options to purchase 37,500 shares.

(5) Includes 58,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 11, 2001. Excludes unvested options to purchase 47,500 shares.

(6) Includes 32,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 11, 2001. Excludes unvested options to purchase 37,500 shares.

(7) Includes options exercisable within 60 days to purchase 251,500 shares as of December 11, 2001.

Other Voting Stock
The following security ownership information is set forth as of December 11, 2001, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of other then common stock Series C Preferred Stock, the only class of voting stock outstanding.


                                                              Amount and Nature
Title of                                                      Of Beneficial
class             Name and address of Beneficial Owner        Ownership (1)(2)      Percent of class
----------------------------------------------------------------------------------------------------
Series C          D.R. Jacobs and Nancy Jacobs Family                  5,000                 50%
Preferred Stock   Trust dated 5/4/99
                  2345 Villandry Court
                  Henderson, NV 89014

Series C          Eric M Polis                                         5,000                 50%
Preferred Stock   980 American Pacific Dr. Ste. 111
                  Henderson, NV 89014

(1) Represents number of shares of Series C Stock, held as of December 11, 2001. At such date an aggregate of 10,000 shares of preferred stock were issued and outstanding convertible into an aggregate of 38,413 shares of common stock.

(2) We have no information regarding beneficial ownership of common stock by the holders of our Series C Preferred Stock.

Item 13. Certain Relationships and Related Transactions.

NONE

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:


Report of Independent Certified Public Accountants                        F-2

Balance Sheets as of September 30, 2001 and 2000                          F-3

Statements of Operations for the Years Ended
  September 30, 2001, 2000 and 1999                                       F-4

Statements of Comprehensive Loss for the Years Ended
  September 30, 2001, 2000 and 1999                                       F-5

Statements of Stockholders' Equity for the Years Ended
  September 30, 2001, 2000 and 1999                                       F-6

Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999                                       F-7

Summary of Accounting Policies                                    F-8  - F-11

Notes to Financial Statements                                     F-12 - F-19

Schedule II - Valuation and Qualifying Accounts                          F-20

Exhibit Index

2. Plan of  Acquisition

     2.1 Asset Purchase Agreement dated as of April 11, 2000 between the Company and Hucon Limited, David Graebener and Stephen M. Williams filed as Exhibit 10.1 on Form 8-K dated April 26, 2000.

3. Articles and Bylaws

     3.1 Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992, filed as
                  Exhibit 2.1 on Form 10-SB effective August 1, 1994.

   3.1.1 Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on
                  Form 10-QSB for March 31, 1997.

   3.1.2 Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

   3.1.3 Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB dated December 29, 1998.

   3.1.4 Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as exhibit
                  3.1.5 on Form 8-K dated April 19, 2000.

     3.2          Bylaws of American Technology Corporation (Delaware) filed as
                  Exhibit 2.3 on Form 10-SB effective August 1, 1994.

4. Instruments Defining the Rights of Holders

     4.1 Form of 12% Convertible Subordinated Promissory Note due December 31, 2002 aggregating $1,950,000 granted to accredited investors (individual notes differ as to holder, amount and issuance date) filed as Exhibit 4.11 on Form 8-K dated October 12, 2001.

     4.2 Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 975,000 common shares (individual warrants differ as to holder, number of shares and issuance date) filed as Exhibit
                  4.12 on Form 8-K dated October 12, 2001.

10. Material Contracts

    10.1 Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.

    10.2          Assignment of Technology Agreement between ATC and Elwood G.
                  Norris dated March 2, 1992 filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.

  10.2.1 Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996 filed as Exhibit 10.3.1 on Form 10-KSB for September 30, 1996.

    10.3 1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.8 on Form 10-SB effective August 1, 1994.

  10.3.1 Standard form of Incentive Stock Option Plan Agreement filed as Exhibit 6.8.1 on Form 10-SB effective August 1, 1994.

    10.4 1992 Non-Statutory Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992 filed as Exhibit 6.9 on Form 10-SB effective August 1, 1994.

  10.4.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.9.1 on Form 10-SB effective August 1, 1994.

    10.5 Demand Promissory Note for $82,500 due from Robert Putnam dated January 17, 1997 filed as Exhibit 10.11 on Form 10-QSB for March 31, 1997.

    10.6 Sublease agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.

    10.7 1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 on Form S-8 dated March 24, 1997.

    10.8          Employment Agreement dated as of September 1, 1997 between
                  ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for September 30, 1997.

    10.9 Agreement dated as of June 1, 1998, between ATC and Authentic, Ltd. (Portions of this Exhibit have been omitted, based on a request for confidential treatment, and have been filed with the Securities and Exchange Commission pursuant to rule 406) as filed as Exhibit 10.18 on 10-QSB dated August 10, 1998.

   10.10 1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.

   10.11 Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 on Form 10-KSB dated December 29, 1998.

   10.12 Employment agreement effective as of February 15, 2000 between the Company and Stephen M. Williams filed as Exhibit
                  10.2 on Form 8-K dated April 26, 2000.

   10.12 Employment Agreement effective as of February 15, 2000 between the Company and David Graebener filed as Exhibit 10.3 on Form 8-K dated April 26, 2000.

23 Consents of Experts and Council

   *23.1          Consent of BDO Seidman, LLP

(b) Reports on Form 8-K - NONE
    -------------------

American Technology Corporation
Index to Financial Statements

===============================================================================














Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of September 30, 2001 and 2000                            F-3

Statements of Operations for the Years Ended
  September 30, 2001, 2000 and 1999                                         F-4

Statements of Comprehensive Loss for the Years Ended
  September 30, 2001, 2000 and 1999                                         F-5

Statements of Stockholders' Equity for the Years Ended
  September 30, 2001, 2000 and 1999                                         F-6

Statements of Cash Flows for the Years Ended
  September 30, 2001, 2000 and 1999                                         F-7

Summary of Accounting Policies                                       F-8 - F-11

Notes to Financial Statements                                        F-12- F-19

Schedule II - Valuation and Qualifying Accounts                            F-20

Report of Independent Certified Public Accountants
================================================================================


To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 2001 and 2000 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, the Company changed its method of computing the beneficial conversion feature associated with Convertible Preferred Stock in the period ended September 30, 2000.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                      /s/ BDO SEIDMAN, LLP
                                                      ---------------------
                                                          BDO Seidman, LLP

Denver, Colorado
November 16, 2001

               American Technology Corporation

                       BALANCE SHEETS

September 30,                                      2001             2000
--------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash                                            $1,354,072       $4,645,615
Trade accounts receivable, less allowance of
 $20,191 and $20,000 for doubtful accounts         117,584          237,912
Inventories [note 1]                               197,013          172,473
Prepaid expenses and other                          67,160          184,482
--------------------------------------------------------------------------------
Total current assets                             1,735,829        5,240,482
Equipment, net [note 2]                            516,208          237,327
Patents, net of accumulated amortization of
 $74,584 and $41,179                               848,783          640,513
Purchased technology, net of accumulated
 amortization of $526,036 and $105,208 [note 3]    736,464        1,157,292
--------------------------------------------------------------------------------
Total assets                                    $3,837,284       $7,275,614
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                 $321,775         $233,802
 Accrued liabilities:
  Payroll and related                              159,311          182,048
  Deferred revenue                                 248,611           23,611
  Other                                            114,092            6,278
--------------------------------------------------------------------------------
Total current liabilities                          843,789          445,739
--------------------------------------------------------------------------------
Long-Term Liabilities:
12% Convertible Promissory Note, net of
 $800,000 for debt discount [note 5]                   -                -
--------------------------------------------------------------------------------
Total liabilities                                  843,789          445,739
--------------------------------------------------------------------------------
Commitments and contingencies [notes 7 and 8]

Stockholders' equity [notes 5, 6 and 7]
Preferred stock, $0.00001 par value; 5,000,000
 shares authorized Series B Preferred stock
 250,000 shares designated: 168,860 and 192,260
 issued and outstanding, respectively.                   2                2
Series C Preferred stock 300,000 shares
 designated: 10,000 and 10,000 issued and
 outstanding, respectively.                            -                -
Common stock, $0.00001 par value; 20,000,000
 shares authorized 13,704,139 and 13,282,099
 shares issued and outstanding                         137              133
 Additional paid-in capital                     22,913,268       21,731,328
 Note receivable, officer                              -            (27,895)
 Accumulated deficit                           (19,919,912)     (14,873,693)
--------------------------------------------------------------------------------
Total stockholders' equity                       2,993,495        6,829,875
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $3,837,284       $7,275,614
--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to financial statements.

                           STATEMENTS OF OPERATIONS

Years Ended September 30,                                       2001          2000          1999
----------------------------------------------------------------------------------------------------
Revenues:
 Product sales [note 9]                                       $815,859     $1,295,534      $787,408
 Contract and license                                           39,483        137,516        36,345
----------------------------------------------------------------------------------------------------
Total revenues                                                 855,342      1,433,050       823,753
Cost of revenues [note 10]                                     578,276      1,050,895       619,665
----------------------------------------------------------------------------------------------------
Gross profit                                                   277,066        382,155       204,088
----------------------------------------------------------------------------------------------------


Operating expenses:
 Selling, general and administrative                         2,319,690      2,563,223     2,209,558
 Research and development                                    3,136,109      2,086,019     1,099,848
----------------------------------------------------------------------------------------------------
Total operating expenses                                     5,455,799      4,649,242     3,309,406
----------------------------------------------------------------------------------------------------

Loss from operations                                        (5,178,733)    (4,267,087)   (3,105,318)
----------------------------------------------------------------------------------------------------

Other income (expense):
 Interest income                                               130,314        211,843        64,781
 Gain (loss) on sales of investment securities                     -          988,112           -
 Other                                                           2,200           (914)       (1,097)
----------------------------------------------------------------------------------------------------
Total other income (expense)                                   132,514      1,199,041        63,684
----------------------------------------------------------------------------------------------------

Net loss                                                   $(5,046,219)   $(3,068,046)  $(3,041,634)
====================================================================================================
Dividend requirements on convertible Preferred Stock           120,722      4,880,948       767,852
Net loss available to common stockholders                  $(5,166,941)   $(7,948,994)  $(3,809,486)
====================================================================================================
Net loss per share of common stock - basic and diluted          $(0.38)        $(0.67)       $(0.33)
====================================================================================================
Average weighted number of common shares outstanding        13,563,101     11,868,511    11,408,264
====================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                         American Technology Corporation

                        STATEMENTS OF COMPREHENSIVE LOSS


Years Ended September 30,                2001          2000         1999
--------------------------------------------------------------------------------
Net Loss                                 $(5,046,219)  $(3,068,046) $(3,041,634)

Reclassification adjustment for gains
 included in net income                          --       (299,445)         --

Unrealized holding gain on Securities
 available for sale                              --            --       285,004
                                      ------------------------------------------
Comprehensive loss                       $(5,046,219)  $(3,367,491) $(2,756,630)
                                      ==========================================




See accompanying summary of accounting policies and notes to financial statements.


                                                                                                             Technology Corporation
                                                                                                  Statements of Stockholders Equity


Years Ended September 30, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                          Common Stock                  Series B Convertible   Series C Convertible
                                                                                        Preferred Stock        Preferred Stock
                                                -------------------------------------   --------------------   ---------------------
                                                                      Additional Paid
                                                Shares     Amount      in Capital       Shares    Amount       Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                     11,356,014   $114       $10,180,265         -       $ -            -       $ -
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                      82,500      1           319,772         -         -            -         -
For compensation and services [note 7]              25,699     -            140,137         -         -            -         -
Issuance of 250,000 shares of Series B
 preferred stock                                        -      -          2,479,997    250,000         3           -         -
Value assigned to 50,000 options granted for
 services [note 7]                                      -      -            131,000         -         -            -         -
Net loss for the year                                   -      -                 -          -         -            -         -
Other comprehensive income                              -      -                 -          -         -            -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     11,464,213    115        13,251,171    250,000         3           -         -
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                     268,600      3           539,064         -         -            -         -
For compensation and services [note 7]               8,233     -             81,110         -         -            -         -
Purchase of technology [note 3]                    200,000      2           962,498         -         -            -         -
Upon exercise of warrants from $5.00 to $7.50      147,500      2           972,498         -         -            -         -
Cashless exercise of warrants                       33,452     -                 -          -         -            -         -
Conversion of Series B preferred stock
 [note 6]                                          122,716      1                -     (57,740)       (1)          -         -
Issuance of Series C preferred stock, net of
 offering costs of $543,783 [note 6]                    -      -          5,924,997         -         -       300,000         3
Conversion of Series C preferred stock
 [note 6]                                        1,037,385     10               (10)        -         -      (290,000)       (3)
Net loss for the year                                   -      -                 -          -         -            -         -
Other comprehensive income (loss)                       -      -                 -          -         -            -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     13,282,099    133        21,731,328    192,260         2       10,000        -
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                     315,000      3           224,997         -         -            -         -
For compensation and services [note 7]              36,093     -            136,020         -         -            -         -
Conversion of Series B preferred stock
 [note 6]                                           70,947      1                (1)   (23,400)       -            -         -
Value assigned to 20,000 options granted
 for services [note 7]                                  -      -             20,924         -         -            -         -
Write-off of note receivable                            -      -                 -          -         -            -         -
Debt discount on 12% Convertible Notes
 [note 5]                                               -      -            800,000         -         -            -         -
Net loss for the year                                   -      -                 -          -         -            -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                     13,704,139   $137       $22,913,268    168,860       $2        10,000      $ -
====================================================================================================================================






Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------------------------------------------------


                                                                                      Accumulated Other        Total
                                                                       Accumulated      Comprehensive      Stockholders'
                                                   Notes Receivable      Deficit           Income              Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                               $(27,895)    $(8,764,013)           $14,441          $1,402,912
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                                  -               -                  -              319,773
For compensation and services [note 7]                          -               -                  -              140,137
Issuance of 250,000 shares of Series B
 preferred stock                                                -               -                  -            2,480,000
Value assigned to 50,000 options granted for
 services [note 7]                                              -               -                  -              131,000
Net loss for the year                                           -       (3,041,634)                -           (3,041,634)
Other comprehensive income                                      -               -             285,004             285,004
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                (27,895)    (11,805,647)           299,445           1,717,192
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                                  -               -                  -              539,067
For compensation and services [note 7]                          -               -                  -               81,110
Purchase of technology [note 3]                                 -               -                  -              962,500
Upon exercise of warrants from $5.00 to $7.50                   -               -                  -              972,500
Cashless exercise of warrants                                   -               -                  -                   -
Conversion of Series B preferred stock
 [note 6]                                                       -               -                  -                   -
Issuance of Series C preferred stock, net of
 offering costs of $543,783 [note 6]                            -               -                  -            5,925,000
Conversion of Series C preferred stock
 [note 6]                                                       -               -                  -                   (3)
Net loss for the year                                           -       (3,068,046)                -           (3,068,046)
Other comprehensive income (loss)                               -               -            (299,445)           (299,445)
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                (27,895)    (14,873,693)                -            6,829,875
====================================================================================================================================
Issuance of common stock:
Upon exercise of stock options                                  -               -                  -              225,000
For compensation and services [note 7]                          -               -                  -              136,020
Conversion of Series B preferred stock
 [note 6]                                                       -               -                  -                   -
Value assigned to 20,000 options granted
 for services [note 7]                                          -               -                  -               20,924
Write-off of note receivable                                27,895              -                  -               27,895
Debt discount on 12% Convertible Notes
 [note 5]                                                       -               -                  -              800,000
Net loss for the year                                           -       (5,046,219)                -           (5,046,219)
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                   $ -     $(19,919,912)              $ -           $2,993,495
====================================================================================================================================






See accompanying summary of accounting policies and notes to financial statements.

                        American Technology Corporation

                            STATEMENTS OF CASH FLOWS

Years Ended September 30,                                       2001           2000           1999
-----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                   $(5,046,219)   $(3,068,046)   $(3,041,634)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                               621,967        226,986        127,260
   Allowance for doubtful accounts                               4,139         32,703         24,209
   Gain on sales of investment securities                            -       (988,112)             -
   Common stock issued for services and compensation           136,020         81,110        140,137
   Common stock issued for interest                                  -              -              -
   Options granted for services                                 20,924              -        131,000
   Write-off of note receivable, officer                        27,895              -              -
Changes in assets and liabilities:
   Trade accounts receivable                                   116,190       (112,082)      (111,004)
   Inventories                                                 (24,540)       114,848       (200,029)
   Prepaid expenses and other                                  117,320         20,099       (146,111)
   Accounts payable                                             87,974        (99,952)       131,712
   Accrued liabilities                                         310,077        101,847         31,299

-----------------------------------------------------------------------------------------------------
Net cash used in operating activities                       (3,628,253)    (3,690,599)    (2,913,161)
-----------------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                         (441,616)      (204,625)       (69,458)
Patent costs paid                                             (246,674)      (174,276)      (261,495)
Purchase of technology                                               -       (300,000)             -
Proceeds from sales of investment securities                         -        988,315              -
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (688,290)       309,414       (330,953)
-----------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of preferred stock, net                       -      5,925,000      2,480,000
Proceeds from issuance of convertible promissory notes         800,000              -              -
Proceeds from exercise of common stock warrants                      -        972,500              -
Proceeds from exercise of stock options                        225,000        539,064        319,773
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                    1,025,000      7,436,564      2,799,773
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             (3,291,543)     4,055,379       (444,341)
Cash, beginning of year                                     $4,645,615        590,236      1,034,577
-----------------------------------------------------------------------------------------------------
Cash, end of year                                           $1,354,072     $4,645,615       $590,236
=====================================================================================================

American Technology Corporation
Summary of Accounting Policies
================================================================================

ORGANIZATION AND BUSINESS
American Technology Corporation (the "Company"), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustic and other technologies and the sales and marketing of portable consumer products.

The Company's principal markets for portable consumer products is in North America and the principal markets for licensing proprietary sound reproduction technologies is in North America and Europe.

CONTINUED EXISTENCE AND MANAGEMENT'S PLAN
Other than cash of $1,354,072 at September 30, 2001 and the subsequent sales of convertible notes [see Note 5], the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through the sale of Preferred Stock, exercise of stock options, issuance's of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales and licensing. Primarily as a result of operating losses, our cash position decreased by approximately $3.3 million from September 30, 2000. Based on the Company's cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and; (c) royalty revenue from licensing agreements; management believes the Company will have sufficient capital resources for the next twelve months. Management expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound and other products and technologies. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on many factors, some of which are beyond the managements control. Management anticipates that the commercialization of the Company's technologies may require increased operating costs, however management cannot currently estimate the amounts of these costs.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds would be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company's business.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

American Technology Corporation
Summary of Accounting Policies
================================================================================

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is computed over the estimated useful lives of three years using the straight-line method.

PATENTS
Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Amortization expense was $38,405, $21,433 and $19,745 for fiscal 2001, 2000 and 1999, respectively.

PURCHASED TECHNOLOGY
Purchased technology is carried at cost, and is amortized over three years. Amortization expense was $420,829, $105,208 and $0 for fiscal 2001, 2000, and 1999, respectively.

LEASES
Leases entered into are classified as either capital or operating leases. At fiscal year end 2001 the Company had no capital lease obligations. All current leases reported are classified as operating leases.

REVENUE RECOGNITION
Product sales are recognized in the periods that products are shipped. Revenues from on going per unit license fees are earned based on units shipped incorporating the Company's patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to the Company and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

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

NET LOSS PER SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company's losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock and notes exercisable into 3,453,500 shares of Common Stock were outstanding at September 30, 2001, stock options, warrants and convertible preferred stock exercisable into 2,329,827 shares of Common Stock were outstanding at September 30, 2000, and stock options and warrants exercisable into 3,009,761 shares of Common Stock were outstanding at September 30, 1999. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during the years ended September 30, 2000 and 1999 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock and Series C Preferred Stock (see Note 6). The Company calculated the fair value of the warrants at $1,478,000 and $595,000, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series B Preferred Stock of $60,000 in fiscal 1999 and in the Series C Preferred Stock of $1,031,250 in fiscal 2000. Such imputed deemed

American Technology Corporation
Summary of Accounting Policies
================================================================================

dividends are not included in the Company's stockholders' equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company's Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the year ended September 30, 1999 was $112,852 and $0, respectively and for the year ended September 30, 2000 was $126,118 and $171,830, respectively and for the year ended September 30, 2001 was $108,722 and $12,000, respectively. These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:


Years Ended September 30,                                            2001               2000             1999
----------------------------------------------------------------------------------------------------------------
  Net loss                                                       $(5,046,219)      $(3,068,046)      $(3,041,634)
  Series B and Series C Preferred stock imputed
   deemed dividends based on discount at issuance                        -          (1,031,250)          (60,000)
  Imputed deemed dividends on warrants issued
   with Series B and Series C Preferred Stock                            -          (1,478,000)         (595,000)
  Accretion on Series B Preferred Stock at stated rate              (108,722)         (126,118)         (112,852)
  Accretion on Series C Preferred Stock at stated rate               (12,000)         (171,830)              -
                                                                 -----------       -----------       -----------
  Net loss available to common stockholders before
   cumulative effect of a change in accounting principles         (5,166,941)       (5,875,244)       (3,809,486)
  Cumulative effect of a change in accounting
   principles [note 6]                                                   -          (2,073,750)              -
                                                                 -----------       -----------       -----------
   Net loss available to common stockholders                     $(5,166,941)      $(7,948,994)      $(3,809,486)
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

SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to non-employees using the Black-Scholes option-pricing model.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The adoption of FIN 44 did not effect the Company's Financial Statements.

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as

American Technology Corporation
Summary of Accounting Policies
================================================================================

either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not effect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board Finalized FASB Statements No. 141 Business Combinations (SFAS 141) and No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not entered into any business combinations and has no recorded goodwill. The Company is assessing, but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company, for the fiscal year ending September 30, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

American Technology Corporation
Notes to the Financial Statements
================================================================================

1. INVENTORIES

Inventories consisted of the following at
September 30,                                            2001              2000
-------------------------------------------------------------------------------
Finished goods                                       $137,890          $103,094
Raw materials                                          79,123            89,379
-------------------------------------------------------------------------------
                                                      217,013           192,473
Reserve for obsolescence                             (20,000)          (20,000)
-------------------------------------------------------------------------------
                                                     $197,013          $172,473
===============================================================================

2. EQUIPMENT

Equipment consisted of the following at
September 30,                                          2001               2000
------------------------------------------------------------------------------
Machinery and equipment                            $758,955           $504,813
Office furniture and equipment                      294,780            196,512
Leasehold improvements                              199,991            114,887
------------------------------------------------------------------------------
                                                  1,253,726            816,212
Accumulated depreciation                          (737,518)          (578,885)
------------------------------------------------------------------------------
Net equipment                                      $516,208           $237,327
==============================================================================

Depreciation expense was $162,733, $100,345, and $105,777 for the years ended September 30, 2001, 2000 and 1999, respectively.

3. PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of Common Stock. The 200,000 shares of Common Stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 159,843 shares of Common Stock to Williams an Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology, any shares not earned within four years will be cancelled. These contingent shares will be recorded as compensation expense when earned. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

4. INCOME TAXES

Income taxes consisted of the following:

Years ended September 30,                         2001             2000              1999
-----------------------------------------------------------------------------------------
Deferred (benefit)
   Federal                                $(1,815,000)     $(1,077,000)      $(1,025,000)
   State                                     (320,000)        (190,000)         (181,000)
                                          ------------     ------------      ------------
                                           (2,135,000)      (1,267,000)       (1,206,000)
Change in valuation allowance                2,135,000        1,267,000         1,206,000
                                          ------------     ------------      ------------
                                          $          -     $          -      $          -
                                          ============     ============      ============

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:


Years ended September 30,                                          2001             2000              1999
----------------------------------------------------------------------------------------------------------
Income taxes (benefit) computed at the
   federal statutory rate                                  $(1,716,000)     $(1,043,000)      $(1,034,000)
Tax effect of change in valuation allowance                   2,135,000        1,267,000         1,206,000
Nondeductible compensation
   interest expense and other                                    13,000            6,000          (18,000)
State income taxes (benefit), net of federal tax benefit      (303,000)        (184,000)         (182,000)
Other                                                         (129,000)         (46,000)            28,000
                                                           ------------     ------------      ------------
                                                           $         -      $         -       $          -
                                                           ============     ============      ============

American Technology Corporation
Notes to the Financial Statements
================================================================================

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2001 and 2000 are as follows:

Deferred tax assets:                               2001              2000
                                                   ----              ----
   Net operating loss carryforwards          $7,042,000        $5,131,000
   Research and development credit              145,000           119,000
   Equipment                                     42,000            40,000
   Purchased technology                          84,000            17,000
   Accruals and other                           191,000            62,000
   Allowances                                     8,000             8,000
                                            -----------       -----------
       Gross deferred tax asset               7,512,000         5,377,000
       Less valuation allowance             (7,512,000)       (5,377,000)
                                            -----------       -----------
                                                      -                 -
                                            -----------       -----------

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 2001, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $17,600,000, which expire through 2021 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

5. 12% CONVERTIBLE SUBORDINATED PROMISSORY NOTES

On September 28, 2001 the Company sold for cash in a private offering an aggregate of $800,000 of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 ("Notes") to accredited investors. On October 12, 2001 the Company completed the sale of an additional $1,225,000 of the Notes to accredited investors. The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, $.00001 par value, of the Company, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 ("Warrant") for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares).

The notes and warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants sold through September 30, 2001, the Company has recorded $800,000 as the value of the beneficial conversion feature of the Notes and the value of the Warrants. These warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt. This debt discount will be amortized as non-cash interest expense over the term of the Notes.

6. STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.00001 par value, without any action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. With respect to voting rights, if the preferred stock were permitted to vote in the election of directors or on other matters, each such share would be entitled to one vote, and such shares may vote with the shares of common stock or may vote as a separate class. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

American Technology Corporation
Notes to the Financial Statements
================================================================================

On March 16, 2000 the Company issued 300,000 shares of Series C Preferred Stock, par value $0.00001 ("Series C Stock") for cash at $20.00 per share for net proceeds of approximately $5,925,000. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. In connection with the sale of Series C Stock, the Company issued warrants to the purchasers to purchase an aggregate of 300,000 shares of Common Stock at $11.00 per share until March 31, 2003. During the year ended September 30, 2000, 290,000 Series C shares were converted into 1,037,385 shares of Common Stock. As of September 30, 2001, the 10,000 shares remaining of the Series C Stock would have been convertible into 38,002 shares of Common Stock.

In connection with the Series C Stock financing, the Company incurred placement fees, legal and related costs of $75,000 and issued a warrant to purchase 75,000 shares of Common Stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

During December 1998 and January 1999, the Company issued 250,000 shares of Series B Preferred Stock, par value $0.00001 ("Series B Stock") for cash at $10.00 per share for net proceeds of $2,480,000. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of Common Stock of the Company at a conversion price which is the lower of (a) $5.00 per share or (b) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the Common Stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. During fiscal year ended September 30, 2000, an aggregate of 57,740 shares of Series B Preferred Stock were converted into 122,716 shares of Common Stock. During fiscal year ended September 30, 2001, an aggregate of 23,400 shares of Series B Stock were converted into 70,947 shares of Common Stock. In connection with the sale of Series B Stock the Company issued warrants to purchase 250,000 shares of Common Stock at $6.00 per share until November 30, 2001. At September 30, 2001 the Series B Stock would have been convertible into 562,298 shares of Common Stock. Subsequent to September 30, 2001 the Series B stock was converted into 533,690 shares of Common Stock.

During fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company modified the previous calculation of the beneficial conversion features associated with previously issued Convertible Preferred Stock. The beneficial conversion feature was calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The Company's previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer's stock at the commitment date. The Company has presented the effect of adoption as a cumulative effect of a change in accounting principles as allowed for in EITF 00-27. Accordingly, the Company recognized an additional $2,073,750 in imputed deemed dividends affecting the net loss available to commons stockholders in fiscal 2000 based on a discount at issuance.

Warrants
--------
During fiscal 1999 the Company granted a warrant to purchase 50,000 shares at $10.00 per share, valued at $128,000 in connection with consulting services. This amount was treated as a cost of the Series B stock offering.

At September 30, 2001, the Company had the following warrants outstanding arising from the offerings and transactions, each exercisable into one Common
Share:

American Technology Corporation
Notes to the Financial Statements
================================================================================

          Number          Exercise Price           Expiration Date
       ---------          --------------           ---------------
         240,000               $6.00             November 30, 2001
          50,000              $16.00                  May 12, 2003
          50,000              $10.00               January 5, 2004
         375,000              $11.00                March 31, 2005
         400,000               $2.00            September 30, 2006
         -------
       1,115,000
       =========

7. BENEFIT PLANS

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

During fiscal year ended 2001, the Company issued 36,093 shares of Common Stock under the ESC Plan for recording general and administrative expense of $136,020 for awards valued at an estimated fair market value ranging from $2.50 to $4.79. For fiscal 2000, the Company issued 8,233 shares of Common Stock under the Plan recording general and administrative expense of $81,110 for awards valued at an estimated fair market value ranging from $7.00 to $10.53 per share. For fiscal 1999, the Company issued 25,699 shares of Common Stock under the Plan recording general and administrative expense of $140,137 for awards valued at an estimated fair market value ranging from $4.40 to $7.125 per share.

1997 Stock Option Plan
----------------------
The Company has a Stock Option Plan, expiring January 22, 2008, reserving for issuance 1,000,000 shares of the Company's Common Stock, as amended March 5, 1999. The Options issued under the Stock Option Plan may, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The Stock Option Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors of options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the Stock Option Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2001, there were options outstanding covering 192,900 shares of Common Stock under this Plan.

1992 Incentive Stock Option Plan ("ISO")
----------------------------------------
The Company has an ISO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The ISO Plan provides for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2001, there were options outstanding covering 124,833 shares of Common Stock under this Plan.

1992 Non-Statutory Stock Option Plan ("NSO")
--------------------------------------------
The Company has an NSO Plan, expiring March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company's Common Stock. The NSO Plan provides for grants to either full or part-time employees, directors or consultants, at the discretion of the Board of Directors, options to purchase Common Stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within 10 years of the date they were granted. As of September 30, 2001, there were options outstanding covering 26,500 shares under this Plan.

American Technology Corporation
Notes to the Financial Statements
================================================================================

Other Stock Options
-------------------
During the fiscal year ended September 30, 2001, the Company granted to the Board of Directors an aggregate of 140,000 stock options exercisable at $3.62 per share until November 2005.

During fiscal 2000, in connection with an executive officer's separation agreement an aggregate of 260,000 options were cancelled, 180,000 vested options were exercisable at $8.50 per share until October 12, 2001 and 50,000 vested options were exercisable at $16.00 per share until October 12, 2001. In connection with employment offers to new employees the Company issued an aggregate of 115,000 options ranging in exercisable price of $6.38 to $9.03.

Non-Cash Stock Option Compensation Expense
------------------------------------------
During fiscal 2001, the Company recorded non-cash compensation expense of $20,924, under its stock options plans to non-employees for the granting of 20,000 options. During fiscal 1999, the Company recorded non-cash compensation expense of $131,000, under its stock option plans to non-employees for the granting of 50,000 options.

Stock Option Pro Forma and Summary Information
----------------------------------------------
The Financial Accounting Standard Boards Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock options plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999 respectively: dividend yield of zero percent for all years; expected volatility of 89 percent in 2001 and 71 percent in 2000 and 70 percent in 1999; risk-free interest rates of 4.00 to 6.72 percent; and expected lives of 2.21 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company's net loss available to Common Shareholders and basic and diluted loss per Common Share would have been increased by the pro forma amounts indicated below:



Years ended September 30,                           2001             2000              1999
-------------------------------------------------------------------------------------------
Net Loss available to Common Shareholders
     As reported                            $(5,166,941)     $(7,948,994)      $(3,809,486)
     Pro forma                               (5,860,211)      (8,908,065)       (4,703,717)

Net loss per Common Share
     As reported                                  $(.38)           $(.67)            $(.33)
     Pro forma                                    $(.43)           $(.75)            $(.41)


A summary of the status of the Company's stock option plans as of September 30, 2001, 2000 and 1999 and the changes during the years ended on those dates is presented below:

                                             Number           Weighted average
Fiscal 1999:                            Outstanding             Exercise Price
                                        -----------             --------------
Outstanding October 1, 1998               1,338,100                      $4.51
     Granted                                471,800                      $7.06
     Canceled/expired                     (145,100)                      $6.09
     Exercised                             (82,500)                      $3.88
                                        -----------
Outstanding September 30, 1999            1,582,300                      $5.16
                                        ===========
Exercisable at September 30, 1999           975,666                      $3.45
                                        ===========

Weighted average fair value of
  options granted during the year                                        $3.93
                                                                         =====

American Technology Corporation
Notes to the Financial Statements
================================================================================

Fiscal 2000:
Outstanding October 1, 1999                1,582,300             $5.16
     Granted                                 133,600             $7.84
     Canceled/expired                      (293,467)             $9.10
     Exercised                             (268,600)             $2.01
                                           ---------
Outstanding September 30, 2000             1,153,833             $5.20
                                           =========
Exercisable at September 30, 2000            964,483             $4.89
                                           =========

Weighted average fair value of options
 granted during the year:                                        $5.00
                                                                 =====
Fiscal 2001:
Outstanding October 1, 2000                1,153,833             $5.20
     Granted                                 660,000             $3.21
     Canceled/expired                      (160,633)             $6.09
     Exercised                             (315,000)             $0.71
                                           ---------
Outstanding September 30, 2001             1,338,200             $2.23
                                           =========
Exercisable at September 30, 2001            809,450             $2.18
                                           =========

Weighted average fair value of options
 granted during the year                                         $1.67
                                                                 =====

The following table summarizes information about stock options outstanding at September 30, 2001:

                                     Weighted Average          Weighted                           Weighted
          Range of                          Remaining           Average                            Average
          Exercise            Number      Contractual          Exercise           Number          Exercise
            Prices       Outstanding             Life             Price      Exercisable             Price
----------------------------------------------------------------------------------------------------------
             $3.00           475,000             4.39             $3.00          123,750             $3.00
       $3.62-$4.50           334,000             2.93             $3.92          219,000             $3.97
       $5.00-$5.90           191,800             1.74             $5.38          191,800             $5.38
       $6.38-$9.03           287,400             1.16             $8.20          224,900             $8.33
            $16.00            50,000              .03            $16.00           50,000            $16.00
----------------------------------------------------------------------------------------------------------
      $3.00-$16.00         1,338,200             2.38             $2.23          809,450             $2.18
==========================================================================================================


Employee Benefit - 401K Plan
----------------------------
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2001, 2000 and 1999, the Company made matching contributions of approximately $18,539, $15,046 and $10,500 respectively.

8. COMMITMENTS AND CONTINGENCIES

Facility Lease
--------------
In June 1997, the Company entered into a joint three-year sublease agreement with e.Digital, an affiliated company. In September 2000, the Company amended the three-year lease to become an independent lessee and to acquire an additional 3,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 12,100 square feet with aggregate monthly payments of $15,376 inclusive of utilities and costs. Office rent expense recorded by the Company for the years ended September 30, 2001, 2000 and 1999 was $178,457, $106,191,
and $96,500 respectively. The total operating lease obligation under the lease for office space is $345,655 of which the Company's minimum commitments is as follows:

Year ending:
-------------------------------------------------------------------------------
2002                                                                  $185,742
2003                                                                   159,913
-------------------------------------------------------------------------------
                                                                      $345,655
===============================================================================

American Technology Corporation
Notes to the Financial Statements
================================================================================

Automobile Leases
-----------------
The Company has one automobile lease obligation with a term of 35 months. The lease will expire as of February 2003 and is reported as an operating lease within the financial statements. The obligations under this lease is as follows:

Year ending:
-------------------------------------------------------------------------------
2002                                                                    $14,519
2003                                                                      4,840
-------------------------------------------------------------------------------
                                                                        $19,359
===============================================================================

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

9.  MAJOR CUSTOMERS

For the fiscal year ended September 30, 2001, sales to two individual customers accounted for 23% and 10% of total revenue. For the year ended September 30, 2000, sales to two individual customers accounted for 23% and 12% of total revenue. During the year ended September 30, 1999, sales to two individual customers accounted for 20% and 13% of total revenue. The above major customers are not the same in any given year.

10. SUPPLIER AGREEMENTS

Finished consumer products are purchased from a variety of foreign sources under contract or by purchase order. In fiscal 2001, 2000 and 1999, the Company sourced from outside foreign manufacturers all finished products. The Company has relationships with a number of high quality, low-cost foreign manufacturers who provide the Company with a diverse line of consumer electronic products. The Company believes this diversification is such that it is not reliant on any one supplier.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



Years ended September 30,                                                   2001             2000            1999
-----------------------------------------------------------------------------------------------------------------
Non-cash financing activities:
     Purchased technology exchanged for Common Stock                          $-         $962,500              $-
     Common stock issued on conversion of Series C Preferred Stock             -        5,925,000               -
     Issuance of stock warrants in connection with convertible debt      384,000                -               -
     Increase in additional paid in capital for the beneficial
      conversion feature of convertible debt                             416,000                -               -


12. SUMMARIZED QUARTERLY RESULTS (unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.


American Technology Corporation
Notes to the Financial Statements
==========================================================================================

                                         First         Second          Third        Fourth
                                       Quarter        Quarter        Quarter       Quarter
Fiscal 2000

Revenues                              $621,919       $179,261       $340,074      $291,796
Gross Profit (loss) (1)                227,753        (37,837)       175,143        17,096
Net loss                             $(541,535)     $(372,344)     $(824,475)  $(1,329,692)
Loss per Share (2)                      $(0.05)        $(0.25)        $(0.08)       $(0.28)

                                       First         Second          Third        Fourth
                                     Quarter        Quarter        Quarter       Quarter
Fiscal 2001

Revenues                              $192,722       $340,334       $150,318      $171,968
Gross Profit (loss) (1)                 17,612        147,471         40,802        71,181
Net loss                           $(1,393,580)   $(1,079,372)   $(1,256,548)  $(1,316,719)
Loss per Share (2)                      $(0.11)        $(0.08)         $(.09)       $(0.10)

(1) Gross profit is calculated by subtracting cost of revenues from total revenues.
(2) Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

American Technology Corporation
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                         Balance at            Charged to                                Balance
                                          Beginning              Cost and                              At end of
Description                               Of period              Expenses          Deductions             Period
----------------------------------------------------------------------------------------------------------------

Year ended September 30, 2001               $20,000                $4,139              $3,948            $20,191

Year ended September 30, 2000                $8,000               $32,703             $20,703            $20,000

Year ended September 30, 1999               $17,000               $24,209             $33,209             $8,000



RESERVE FOR OBSOLESCENCE


                                         Balance at                                                      Balance
                                          Beginning            Charged to                              At end of
Description                               Of period                  Cost          Deductions             Period
----------------------------------------------------------------------------------------------------------------

Year ended September 30, 2001               $20,000                     -                   -            $20,000

Year ended September 30, 2000               $20,000                     -                   -            $20,000

Year ended September 30, 1999                     -               $20,000                   -            $20,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN TECHNOLOGY CORPORATION

                                    December 27, 2001


                                    By: /s/ ELWOOD G. NORRIS
                                        --------------------
                                        Elwood G. Norris
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 27, 2001             By  /s/ ELWOOD G. NORRIS
                                        -------------------------
                                        Elwood G. Norris
                                        Chairman, Chief Executive Officer
                                        and Director

Date: December 27, 2001             By  /s/ TERRY CONRAD
                                        -------------------------
                                        President

Date: December 27, 2001             By  /s/ RENEE WARDEN
                                        -------------------------
                                        Renee Warden, Chief Accounting Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

Date: December 27, 2001             By  /s/ RICHARD M. WAGNER
                                        -------------------------
                                        Richard M. Wagner
                                        Director

Date: December 27, 2001             By  /s/ O'CONNELL J. BENJAMIN
                                        -------------------------
                                        O'Connell J. Benjamin
                                        Director

Date: December 27, 2001             By  /s/ DAVID J. CARTER
                                        -------------------------
                                        David J. Carter
                                        Director

Date: December 27, 2001             By  /s/ DANIEL HUNTER
                                        -------------------------
                                        Daniel Hunter
                                        Director