Form 10-Q
period 2001-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2002-02-14
CIK 924383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from____ to____.

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

                                 (858) 679-2114
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value                         14,272,996
           (Class)                             (Outstanding at February 8, 2002)

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                           Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

     Balance Sheets as of December 31, 2001 (unaudited)
       and September 30, 2001                                               3

     Statements of Operations for the three months ended
       December 31, 2001 and 2000 (unaudited)                               4

     Statements of Cash Flows for the three months ended
       December 31, 2001 and 2000 (unaudited)                               5

     Notes to Interim Financial Statements                                  6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      14

PART II. OTHER INFORMATION                                                  14

   Item 1. Legal Proceedings                                                14
   Item 2. Changes in Securities and Use of Proceeds                        14
   Item 3. Defaults upon Senior Securities                                  15
   Item 4. Submission of Matters to a Vote of Security Holders              15
   Item 5. Other Information                                                15
   Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16


               American Technology Corporation
                       BALANCE SHEETS
                                                                          (unaudited)
                                                                          December 31,      September 30,
                                                                              2001              2001
========================================================================================================
ASSETS
Current Assets:
  Cash                                                                     $1,512,485        $1,354,072
  Trade accounts receivable, less allowance of
     $20,191 for doubtful accounts each period                                 94,269           117,584
  Inventories [note 5]                                                        156,437           197,013
  Prepaid expenses and other                                                   38,158            67,160
--------------------------------------------------------------------------------------------------------
Total current assets                                                        1,801,349         1,735,829
========================================================================================================
Equipment, net                                                                462,211           516,208
Patents, net of accumulated amortization of $93,471 and $74,584               851,648           848,783
Purchased technology, net of accumulated amortization of
 of $631,243 and $526,036 [note 6]                                            631,257           736,464
--------------------------------------------------------------------------------------------------------
Total assets                                                               $3,746,465        $3,837,284
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                            $364,406          $321,775
 Accrued liabilities:
   Payroll and related                                                        121,749           159,311
   Deferred revenue                                                           219,444           248,611
   Other                                                                       29,612           114,092
12% Convertible Promissory Note, net of $1,620,000 and $800,000 for           405,000                 -
  for debt discount  [note 7]
Accrued interest                                                               59,556                 -
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                   1,199,767           843,789
========================================================================================================
Commitments and contingencies [notes 6 and 8]
Stockholders' equity [note 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
  Series B Preferred stock 250,000 shares designated: 0 and 168,860
    issued and outstanding, respectively                                            -                 2
  Series C Preferred stock 300,000 shares designated: 10,000
    issued and outstanding.                                                         -                 -
Common stock, $0.00001 par value; 20,000,000 shares authorized
  14,272,522 and 13,704,139 shares issued and outstanding                         143               137
  Additional paid-in capital                                               24,175,608        22,913,268
  Accumulated deficit                                                     (21,629,053)      (19,919,912)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  2,546,698         2,993,495
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $3,746,465        $3,837,284
========================================================================================================

See accompanying summary of accounting policies and notes to financial statements

                         American Technology Corporation
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                         December 31,
                                                                   2001              2000
===========================================================================================
Revenues:
  Product sales                                               $   224,954      $   159,416
  Contract and license                                             31,667           33,306
-------------------------------------------------------------------------------------------
Total revenues                                                    256,621          192,722
-------------------------------------------------------------------------------------------
Cost of revenues                                                  116,459          175,110
-------------------------------------------------------------------------------------------

Gross profit                                                      140,162           17,612
-------------------------------------------------------------------------------------------


Operating expenses:
  Selling, general and administrative                             492,656          611,195
  Research and development                                        893,937          863,920
-------------------------------------------------------------------------------------------
Total operating expenses                                        1,386,593        1,475,115
-------------------------------------------------------------------------------------------

Loss from operations                                           (1,246,431)      (1,457,503)
-------------------------------------------------------------------------------------------


Other income (expense):
  Interest income                                                   2,646           63,923
  Interest expense                                               (464,556)               -
  Other                                                              (800)               -
-------------------------------------------------------------------------------------------
Total other income (expense)                                     (462,710)          63,923
-------------------------------------------------------------------------------------------

Net loss                                                      $(1,709,141)     $(1,393,580)
===========================================================================================
Net loss available to common stockholders (note 3)            $(1,729,097)     $(1,432,190)
===========================================================================================
Net loss per share of common stock - basic and diluted             $(0.12)          $(0.11)
===========================================================================================
Average weighted number of common shares outstanding           13,880,862       13,287,642
===========================================================================================

See accompanying summary of accounting policies and notes to financial statements

                         American Technology Corporation
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         Three Months Ended December 31,
                                                                             2001                2000
========================================================================================================
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                 $(1,709,141)       $(1,393,580)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                             180,750            140,992
   Options issued for services                                                33,744                  -
   Stock issued for services                                                   3,600             34,381
   Amortization of debt discount                                             405,000                  -
Changes in assets and liabilities:
     Trade accounts receivable                                                23,315            165,071
     Inventories                                                              40,576             (2,938)
     Prepaid expenses and other                                               29,002             12,217
     Accounts payable                                                         42,631             23,151
     Accrued liabilities                                                     (91,653)           (56,842)
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (1,042,176)        (1,077,548)
--------------------------------------------------------------------------------------------------------

Investing Activities:
Purchase of equipment                                                         (7,659)           (39,567)
Patent costs paid                                                            (16,752)           (58,520)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (24,411)           (98,087)
--------------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of convertible promissory notes                     1,225,000                  -
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  1,225,000                  -
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              158,413         (1,175,635)
Cash, beginning of period                                                  1,354,072          4,645,615
--------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $1,512,485         $3,469,980
========================================================================================================

Supplemental disclosure of noncash investing and financing activities:
Issuance of stock warrants in connection with convertible debt              $624,750                  -
Increase in additional paid in capital for the beneficial conversion
  feature of convertible debt                                               $600,250                  -
Common stock issued on conversion of Series B Preferred Stock             $2,102,412                  -

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

2.    STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2001.

3.    NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 3,735,957 shares of common stock were outstanding at December 31, 2001 and stock options, warrants, preferred stock and debt convertible or exercisable into approximately 2,648,505 shares of common stock were outstanding as of December 31, 2000. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company's Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the three months ended December 31, 2001 was $19,956 and $38,610, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                 Three months ended December 31
                                                     2001               2000
                                                 -----------       -----------
Net Loss                                         $(1,709,141)      $(1,393,580)
Accretion on Series B and Series C Preferred
 Stock at stated rate                                (19,956)          (38,610)
                                                 -----------       -----------
Net loss available to common stockholders        $(1,729,097)      $(1,432,190)
                                                 ===========       ===========

4.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company has not yet determined what effect, if any, SFAS 144 will have on its financial statements once implemented.

5.    INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                         December 31, 2001   September 30, 2001

        Finished goods                        $124,153             $137,890
        Raw materials                           52,284               79,123
        Reserve for obsolete inventory         (20,000)             (20,000)
                                              --------             --------
                                              $156,437             $197,013
                                              ========             ========

6.    PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 159,843 shares of common stock to Williams and Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology, any shares not earned within four years will be cancelled. These contingent shares will be recorded as compensation expense when earned. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

7.    CONVERTIBLE PROMISSORY NOTES

On September 28, 2001 the Company sold for cash in a private offering an aggregate of $800,000 of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 ("Notes") to accredited investors. On October 12, 2001 the Company completed the sale of an additional $1,225,000 of the Notes to accredited investors. The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 ("Warrant") for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares). As of December 31, 2001 the Notes would have been convertible into 1,042,279 shares of common stock.

The notes and warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company has recorded $2,025,000 as the value of the beneficial conversion feature of the Notes and the value of the Warrants. These warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt. This debt discount will be amortized as non-cash interest expense over the term of the Notes. As of December 31, 2001, $405,000 was amortized as interest expense.

8.    STOCKHOLDERS' EQUITY

The Company has 10,000 shares of Series C Preferred Stock outstanding convertible into 38,528 shares of Common stock as of December 31, 2001. The dollar amount of Series C Preferred Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of
(i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Preferred Stock is subject to automatic conversion on March 31, 2003.

The following table summarizes changes in equity components from transactions during the three months ended December 31, 2001:

                                                                                      Additional
                                                Series B                              Additional
                                            Preferred Stock        Common Stock         Paid-In     Accumulated
                                           Shares     Amount    Shares      Amount      Capital        Deficit
===================================================================================================================
Balance as of October 1, 2001             168,860        $2   13,704,139    $137    $22,913,268    $(19,919,912)
Issuance of Common Stock:
  For compensation and services                 -         -        1,425       -          3,600               -
Options issued for services                     -         -            -       -         33,744               -
Debt discount on promissory notes               -         -            -       -      1,225,000               -
Conversion of Series B preferred stock
   and cumulative dividends              (168,860)       (2)     566,958       6             (4)              -
Net loss                                        -         -            -       -              -      (1,709,141)
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001                 -        $-   14,272,522    $143    $24,175,608    $(21,629,053)
===================================================================================================================

The following table summarizes information about stock option activity during the first quarter ended December 31, 2001:

                                                    Weighted        Average
                                                     Shares       Exercise Price
                                                   ---------      --------------
    Outstanding October 1, 2001                    1,338,200          $5.17
      Granted                                        110,000          $2.50
      Canceled/expired                              (280,550)         $9.04
                                                   ---------
    Outstanding December 31, 2001                  1,167,650          $3.99
                                                   =========          =====
    Exercisable at December 31, 2001                 652,706          $4.33
                                                   =========          =====

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2001 to 2006 with an average life of 3.34 years.

At December 31, 2001, the Company had warrants outstanding, exercisable into the following number of common shares:

            Number               Exercise Price              Expiration Date
            -------              --------------              ---------------
             50,000                  $16.00                     May 12, 2003
             50,000                  $10.00                  January 5, 2004
            375,000                  $11.00                   March 31, 2005
          1,012,500                   $2.00               September 30, 2006
          ---------
          1,487,500
          =========

On October 2001, the Company granted 110,000 stock options to a consultant in conjunction with related development and manufacturing agreements. Options to purchase 65,000 shares of common stock vest depending on the consultant's completion of various project milestones as well as the Company's acceptance of the specified work. The Company estimates the period required to complete the specified milestones each reporting period and records consulting expense based on the current market price of the Company's stock and the estimated percentage of the work completed. Consulting expense will be adjusted each reporting period until vesting occurs. The Company has recorded consulting expense of $8,468 for the Black Scholes value of 10,000 options to be vested March 2002. Options to purchase 45,000 shares of common stock vest based on the consultant meeting certain performance criteria. As a result, the Company will record consulting expense at each vesting date. The Company has recorded consulting expense of $25,276 for the Black Scholes value of 15,000 options vested during the three month period ended December 31, 2001.

9.    INCOME TAXES

At December 31, 2001, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $17,600,000, which expire through 2021 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "BUSINESS RISKS." ALSO SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001.

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

When we license an audio technology, we typically receive a flat fee up-front, with the balance of payments based upon a percentage of net revenues of the products in which our technology is incorporated. Revenues from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

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

Demand for our portable consumer and speaker products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, sales have been concentrated with a few customers. We are also reliant on outside manufacturers to supply our products or components and there can be no assurance of future supply. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and because of limited financial resources.

Results of Operations

Total revenues for the three month period ended December 31, 2001 and 2000 were $256,621 and $192,722, respectively. Product sales for the three months ended December 31, 2001 were $224,954 a 41% increase from the comparable three month total of $159,416 for the prior year. Contract and license revenues for the quarters ended December 31, 2001 and 2000 were $31,667 and $33,306, respectively. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. At December 31, 2001 and 2000 we had $219,444 and $19,444, respectively, collected and recorded as unrecognized revenue for existing contracts and licenses. We recognize upfront fees and advance revenues over the term of the license agreements

At December 31, 2001, we had open purchase orders for approximately $36,000 of product, of which approximately $23,205 has been received as customer deposits. The product is expected to be shipped in the next four months. There was no material backlog at December 31, 2000. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delay, component shortages and other production related issues.

Cost of revenues for the three months ended December 31, 2001 was $116,459 resulting in a gross profit of $140,162 or 55%. This compares to a gross profit of $17,612 or 9% for the comparable period of the prior year. The profit for the period ending December 31, 2001 can be attributed to the increase in margins for new products introduced in the retail radio division accompanied with higher margins for our acoustic technologies. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the three months ended December 31, 2001 and 2000 were $492,656 and $611,195, respectively. The $118,539 decrease resulted from a reduction of $113,663 in personnel and related costs and a $5,809 reduction in legal costs. We may expend additional resources on marketing HSS, PMT and other technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development expenses for the three months ended December 31, 2001 were $893,937 compared to $863,920 for the comparable three months of the prior year. The $30,017 increase resulted from the issuance of options for services.

Research and development expenses vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2002 research and development costs to increase over than the prior year due to increased staffing and the use of outside design and consultants.

We recorded in selling, general and administrative expenses $3,600 for the three months ended December 31, 2001 for services paid through the issuance of 1,425 shares of common stock. Included in selling, general and administrative expense for the quarter ended December 31, 2000 is $34,381, which is the result of services paid through the issuance of 10,000 shares of common stock.

We experienced a loss from operations of $1,246,431 during the three months ended December 31, 2001, compared to a loss from operations of $1,457,503 for the comparable three months ended December 31, 2000. The $211,072 decrease is primarily due to the decrease in selling, general and administrative expenses and an increase in retail sales for the first quarter of fiscal 2002.

The net loss available to common stockholders for the three months ended December 31, 2001 and 2000 of $1,729,097 and $1,432,190, respectively, included $19,956 and $38,610 of accretion on the Series B and Series C Preferred Stock, respectively. These amounts are included in net loss available to common stockholders.

We have federal net loss carryforwards of approximately $17,600,000 for federal tax purposes expiring through 2021. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the three months ended December 31, 2001, the Company experienced a net loss of $1,709,141. A total of $1,042,176 of cash was used in operating activities through a $91,653 decrease in accrued liabilities. Operating cash was provided by a $40,576 decrease in inventory, a $23,315 decrease in accounts receivable, an increase of $42,631 in accounts payable and a $29,002 decrease in prepaid expenses.

At December 31, 2001, we had gross accounts receivable of $114,460 as compared to $137,775 at September 30, 2001. This represented approximately 135 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the three months ended December 31, 2001, the Company used approximately $7,659 for the purchase of laboratory and computer equipment and made a $16,752 investment in patents and new patent applications. We anticipate significant investments in patents in fiscal 2002. We cannot currently estimate the dollar amounts of these patent investments.

At December 31, 2001, we had working capital of $601,582 compared to working capital of $892,040 at September 30, 2001.

We have financed our operations primarily through the sale of preferred stock, exercise of stock options, issuances of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At December 31, 2001, we had cash of $1,512,485. As a result of the sale of the $1,225,000 of convertible notes during the first quarter, our cash position increased by approximately $158,400 from September 30, 2001. Based on our cash position assuming (a) currently planned expenditures and level of operations,
(b) continuation of sales to existing retail customers and (c) royalty revenue against existing license agreements, we believe we have sufficient capital resources for the next twelve months. However, there can be no guarantee that the funds required during the next twelve months or thereafter can be generated from operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 6, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the Company's financial statements.

Business Risks

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report of Form 10-K for the fiscal year ended September 30, 2001, including our financial statements and the related notes.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. We have incurred significant operating losses and anticipate continued losses in fiscal 2002. At December 31, 2001 we had an accumulated deficit of $21,629,053. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved may have a material adverse effect on our stock price.

We are an early stage company introducing new technologies. If commercially successful products do not result from our efforts, we may be unprofitable or forced to cease operations. Our HSS, NeoPlanar, PureBass and SFT technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. We have not generated significant revenues from our sound technology to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. Even if products employing our sound technology are introduced, they may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely effected.

Our quarterly and annual revenues are subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations. Our quarterly and annual revenues from portable consumer products have varied significantly in the past and are likely to continue to vary in the future due to a number of factors. Our revenues from licensing our sound reproduction technologies are also expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

o our ability to develop, introduce, produce in volume quantities and market successfully new or enhanced portable consumer products;

o our ability to develop and license to OEMs our sound reproduction technologies;

o changes in the relative volume of sales of various products with sometimes significantly different margins or royalties;

o market acceptance of and changes in demand for our portable consumer products and products of our licensees;

o gains or losses of significant customers, distributors or strategic relationships;

o     unpredictable volume and timing of customer orders;

o the availability, pricing and timeliness of delivery of components for our products and OEM products;

o fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

o the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;

o product obsolescence and the management of product transitions and inventory;

o     production delays;

o     decreases in the average selling prices of products;

o     seasonal fluctuations in sales;

o general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

o the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed; and

o general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

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

Our expenses may vary from period to period, which could affect quarterly results and our stock price. If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

o     the timing and extent of our research and development efforts;

o the extent of marketing and sales efforts necessary to promote our technologies; and

o     the timing of personnel hiring.

The demand for our portable consumer products has historically been weaker in certain quarters, which makes it difficult to compare our quarterly results. Due to industry seasonality, demand for consumer electronic products is strongest during the fourth quarter of each year and is generally slower in the period from March through July. Because the consumer products market experiences substantial seasonal fluctuations, with more sales occurring toward the end of the year, our quarterly results will be difficult to compare so long as portable consumer products remains our principal revenue source.

Sound reproduction markets are subject to rapid technological change, so our success will depend heavily on our ability to develop and introduce new technologies. Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HyperSonic sound for which there is no established market. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our HSS technology is subject to government regulation, which could lead to unanticipated expense or litigation. Our HyperSonic Sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a licensee or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a licensee or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operation. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of our Annual Report on Form 10-K, under the heading "Government Regulation."

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete. Technological competition from other and longer established electronic and loudspeaker manufacturers are significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution program and facilities, many of them have substantially greater experience in the production and marketing of products.

In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Commercialization of our sound technologies depends on collaborations with other companies. If we are not able to find collaborators and strategic alliance relationships in the future, we may not be able to develop our sound technologies and products. As we do not have the production, marketing and selling resources to commercialize our products on our own our strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist us in producing, marketing and selling consumer electronic products and products that include our sound technologies.

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

Any inability to adequately protect our proprietary technologies could harm our competitive position. We are heavily dependent on patent protection to secure the economic value of our technologies. We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. Patents may not be issued from some or all of our pending applications. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Issued patents may be challenged or invalidated. Further, we may not receive patents in all countries where our products can be sold or licensed. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. Third parties may charge that our technologies or products infringe their patents or proprietary rights. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may be forced to obtain licenses, which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a materially adverse effect on our business prospects.

Our retail products and sound component production are dependent on outside contractors and suppliers. Disruptions in supply could adversely affect us. Product sales have accounted for substantially all of our revenues. However, we are dependent on contract suppliers for our finished consumer electronics products. We source products from a variety of suppliers. The loss of a supply of a high selling product could have a material adverse effect on our operations. Disruption of our supply could cause additional costs and delays and could also have an adverse impact on our operations. The manufacturers of our consumer electronic products are also dependent upon the availability of electronic components. Any significant delays in obtaining components could have a material adverse effect on our financial condition and results of operations.

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

Two customers represented a significant amount of our business in the last fiscal year. We do not know if we will receive further orders from them. ASI and Vulcan Northwest Inc. accounted for 23% and 11% of total revenues for the fiscal year ended September 30, 2001. Neither ASI nor Vulcan have committed to purchase any further products from us. During the quarter ended December 31, 2001, Vulcan and ASI accounted for 42% and 0% of total revenues, respectively. We cannot provide any assurances that any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

If our key employees do not continue to work for us, our business will be harmed because competition for replacements is intense. Our performance is substantially dependent on the performance of our executive officers and key technical employees. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could have a material adverse effect upon our business, operating results or financial condition.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock. We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and, consequently, decrease the market value of your investment. Some provisions of our amended certificate of incorporation and bylaws and Delaware law could delay or prevent a change in control or changes in our management that a stockholder might consider favorable. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.

Conversion of all of or part of our outstanding convertible preferred stock and debt or the exercise of outstanding warrants will cause immediate and possibly significant dilution in the net tangible book value of your shares. If the holders of our outstanding convertible preferred stock, convertible debt or warrants decide to convert or exercise all or part of their securities, you will experience immediate and possibly significant dilution in the net tangible book value of your shares. The market price of our common stock could also decline upon the resale of the common stock obtained upon conversion of our preferred stock or convertible debt or upon exercise of warrants.

Our stock price is volatile and may continue to be volatile in the future. Our common stock trades on the NASDAQ Small Cap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in
(i) our anticipated or actual operating results; (ii) developments concerning our sound reproduction technologies; (iii) technological innovations or setbacks by us or our competitors; (iv) conditions in the consumer electronics market;
(v) announcements of merger or acquisition transactions; and (vi) other events or factors and general economic and market conditions. The stock market in recent years has experienced extreme price and volume fluctuations that have effected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash of $1,512,485. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

Item 2. Changes in Securities

During the quarter ended December 31, 2001, we sold for cash in a private offering an aggregate of $1,225,000 of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 to accredited investors. We sold $800,000 of the identical notes during the quarter ended September 30, 2001. The principal and interest amount of each note may at the election of the note holder be converted one or more times into fully paid and nonassessable shares of our common stock, at a price of $2.00 per share. We may call the notes for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met.

Each purchaser was granted a warrant to purchase one common share at $2.00 per share until September 30, 2006 for each $2.00 of notes purchased (aggregate warrants exercisable into 1,012,500 shares including notes sold in prior quarter).

We are not required to register the stock underlying the notes or warrants, but the holders have certain piggyback registration rights. The securities have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities at an effective price below the applicable conversion or exercise price of the notes and warrants.

The securities were offered and sold without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 4(2) and/or Regulation D. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We sold securities without an underwriter, but we paid $45,000 in finder's fees for the introduction of investors.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

4.1 Form of 12% Convertible Subordinated Promissory Note due December 31, 2002 aggregating $2,025,000 granted to accredited investors (individual notes differ as to holder, amount and issuance date) filed as Exhibit 4.11 on Form 8-K dated October 12, 2001.

4.2 Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date) filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

(b) Reports on Form 8-K

      We filed a report on Form 8-K on October 12, 2001 disclosing in item 5 the sale of convertible promissory notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AMERICAN TECHNOLOGY CORPORATION

Date:  February 14, 2002    By:      /s/ RENEE WARDEN
                                     ------------------
                                     Renee Warden, Chief Accounting
                                     Officer, Treasurer and Corporate Secretary
                                     (Principal Financial and
                                     Accounting Officer and duly
                                     authorized to sign on behalf
                                     of the Registrant)