Form 10-Q
period 2002-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2002-05-15
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-03261799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

13114 Evening Creek Drive South, San Diego, California 92128
                        (Address of principal executive offices)                                         (Zip Code)

(858) 679-2114
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value	14,295,226
(Class)	(Outstanding at May 8, 2002)

AMERICAN TECHNOLOGY CORPORATION

AMERICAN TECHNOLOGY CORPORATION

BALANCE SHEETS

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash	$509,016	$1,354,072
Trade accounts receivable, less allowance of $20,191 for doubtful accounts each period	166,135	117,584
Inventories [note 5]	170,008	197,013
Prepaid expenses and other	32,658	67,160

Total current assets	877,817	1,735,829

Equipment, net	418,655	516,208
Patents, net of accumulated amortization of $107,358 and $74,584	876,485	848,783
Purchased technology, net of accumulated amortization of $736,450 and $526,036 [note 6]	526,050	736,464

Total assets	$2,699,007	$3,837,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$576,254	$321,775
Accrued liabilities and other:
Payroll and related	90,996	159,311
Deferred revenue	387,492	248,611
Interest	119,474	—
Other	36,133	114,092
12% Convertible Promissory Note, net of $1,215,000 and $800,000 for debt discount [note 7]	810,000	—

Total current liabilities	2,020,349	843,789

Commitments and contingencies [notes 6 and 8]

Stockholders’ equity [note 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
Series B Preferred stock 250,000 shares designated: 0 and 168,860 issued and outstanding, respectively	—	2
Series C Preferred stock 300,000 shares designated: 10,000 issued and outstanding.	—	—
Common stock, $0.00001 par value; 20,000,000 shares authorized 14,273,951 and 13,704,139 shares issued and outstanding	143	137
Additional paid-in capital	24,283,053	22,913,268
Accumulated deficit	(23,604,538)	(19,919,912)

Total stockholders’ equity	678,658	2,993,495

Total liabilities and stockholders’ equity	$2,699,007	$3,837,284

See accompanying notes to the interim financial statements

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended March 31,		For the six months ended March 31,
	2002	2001	2002	2001
Revenues:
Product sales	$99,155	$135,334	$324,110	$294,750
Contract and license	100,278	205,000	131,944	238,306

Total revenues	199,433	340,334	456,054	533,056

Cost of revenues	122,385	192,863	238,845	367,973

Gross profit	77,048	147,471	217,209	165,083

Operating expenses:
Selling, general and administrative	610,463	537,718	1,103,120	1,148,913
Research and development	987,060	731,494	1,880,997	1,595,414

Total operating expenses	1,597,523	1,269,212	2,984,117	2,744,327

Loss from operations	(1,520,475)	(1,121,741)	(2,766,908)	(2,579,244)

Other income (expense):
Interest income	9,910	40,169	12,556	104,092
Interest expense	(464,918)	—	(929,474)	—
Gain on sale of asset	—	3,000	—	3,000
Other	—	(800)	(800)	(800)

Total other income (expense)	(455,008)	42,369	(917,718)	106,292

Net loss	$(1,975,483)	$(1,079,372)	$(3,684,626)	$(2,472,952)

Net loss available to common stockholders [note 3]	$(1,978,442)	$(1,110,687)	$(3,707,541)	$(2,536,367)

Net loss per share of common stock—basic and diluted	$(0.14)	$(0.08)	$(0.26)	$(0.19)

Average weighted number of common shares outstanding	14,273,238	13,578,428	14,074,903	13,434,584

See accompanying notes to the interim financial statements

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended March 31,
	2002	2001
Decrease in Cash Operating Activities:
Net loss	$(3,684,626)	$(2,472,952)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	362,826	292,696
Allowance for doubtful account	—	191
Gain on sale of asset	—	(3,000)
Stock issued for services	7,199	39,181
Options issued for services	137,590	—
Amortization of debt discount	810,000	—
Changes in assets and liabilities:
Trade accounts receivable	(48,551)	91,347
Inventories	27,005	(78,995)
Prepaid expenses and other	34,503	(82,923)
Accounts payable	254,479	71,175
Accrued liabilities	112,081	(4,707)

Net cash used in operating activities	(1,987,494)	(2,147,987)

Investing Activities:
Purchase of equipment	(27,086)	(186,928)
Patent costs paid	(55,476)	(91,764)
Proceeds loaned on notes receivable—officer	—	(40,000)
Proceeds on sale of asset	—	3,000

Net cash used in investing activities	(82,562)	(315,692)

Financing Activities:
Proceeds from exercise of stock options	—	150,000
Proceeds from issuance of convertible promissory notes	1,225,000	—

Net cash provided by financing activities	1,225,000	150,000

Net decrease in cash	(845,056)	(2,313,679)
Cash, beginning of year	1,354,072	4,645,615

Cash, end of year	$509,016	$2,331,936

Supplemental Disclosure of Cash Flow Information:
Non-cash financing activities:		—
Supplemental disclosure of noncash investing and financing activities
Issuance of stock warrants in connection with convertible debt	$624,750	—
Increase in additional paid in capital for the beneficial conversion feature of convertible debt	$600,250	—
Common stock issued on conversion of Series B Preferred Stock	$2,102,412	$134,000
Dividends on conversion of Series B Preferred Stock	—	17,972

See accompanying notes to the interim financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.    OPERATIONS

American Technology Corporation (the “Company”), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustics and other technologies and the sales and marketing of portable consumer products.

2.    STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2001.

3.    NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 3,786,805 and 2,624,643 shares of common stock were outstanding at March 31, 2002 and 2001, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company’s Series B Preferred Stock provided for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the six months ended March 31, 2002 and 2001 was $22,915 and $63,415, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three months ended March 31		Six months ended March 31
	2002	2001	2002	2001
Net Loss	$(1,975,483)	$(1,079,372)	$(3,684,626)	$(2,472,952)
Accretion on Series B and Series C Preferred Stock at stated rate	(2,959)	(31,315)	(22,915)	(63,415)

Net loss available to common stockholders	$(1,978,442)	$(1,110,687)	$(3,707,541)	$(2,536,367)

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141 “Business Combinations” (SFAS 141) and No. 142; “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company, for the fiscal year ending September 30, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

In October 2001, the SFAS issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets”. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company has not yet determined what effect, if any, SFAS 144 will have on its financial statements once implemented.

5.    INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	March 31, 2002	September 30, 2001
Finished goods	$96,954	$137,890
Raw materials	93,054	79,123
Reserve for obsolete inventory	(20,000)	(20,000)

	$170,008	$197,013

6.    PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener (“Graebener”), Stephen M. Williams (“Williams”) and Hucon Limited, a Washington corporation (“Hucon”). The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company will pay up to an additional 159,843 shares of common stock to Williams and Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology. These contingent shares will be recorded as compensation expense when earned and issued. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions.

7.    CONVERTIBLE PROMISSORY NOTES

In September and October, 2001 the Company sold for cash in a private offering $800,000 and $1,225,000, respectively of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 (“Notes”) to accredited investors. The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. The purchasers were granted warrants to purchase 1,012,500 common shares of the Company at $2.00 per share until September 30, 2006 (“Warrants”). As of March 31, 2002 the Notes and accrued interest would have been convertible into 1,072,238 shares of common stock.

The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company recorded $2,025,000 as the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt. This debt discount is being amortized as non-cash interest expense over the term of the Notes. As of March 31, 2002, $810,000 was amortized as non-cash interest expense.

8.    STOCKHOLDERS’ EQUITY

        The Company has 10,000 shares of Series C Preferred Stock outstanding convertible into 39,042 shares of Common stock as of March 31, 2002. The dollar amount of Series C Preferred Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Preferred Stock is subject to automatic conversion on March 31, 2003.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2002:

	Series B Preferred Stock		Common Stock		Additional Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance as of October 1, 2001	168,860	$2	13,704,139	$137	$22,913,268	$(19,919,912)
Issuance of Common Stock for compensation and services	—	—	2,854	—	7,199	—
Options issued for services	—	—	—	—	137,590	—
Debt discount on promissory notes	—	—	—	—	1,225,000	—
Conversion of Series B preferred stock and cumulative dividends	(168,860)	(2)	566,958	6	(4)	—
Net loss	—	—	—	—	—	(3,684,626)

Balance as of March 31, 2002	—	$—	14,273,951	$143	24,283,053	(23,604,538)

The following table summarizes information about stock option activity during the six months ended March 31, 2002:

	Shares	Weighted Average Exercise Price
Outstanding October 1, 2001	1,338,200	$5.17
Granted	140,000	$2.55
Canceled/expired	(290,175)	$8.87

Outstanding March 31, 2002	1,188,025	$3.96

Exercisable at March 31, 2002	768,175	$4.14

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2002 to 2006 with an average life of three years.

At March 31, 2002, the Company had warrants outstanding, exercisable into the following number of common shares:

Number	Exercise Price	Expiration Date
50,000	$16.00	May 12, 2003
50,000	$10.00	January 5, 2004
375,000	$11.00	March 31, 2005
1,012,500	$ 2.00	September 30, 2006

1,487,500

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In October 2001, the Company granted a total of 110,000 stock options to a consultant in conjunction with related development and manufacturing agreements. Options to purchase 65,000 shares of common stock vest depending on the consultant’s completion of various project milestones as well as the Company’s acceptance of the specified work. The Company estimates the period required to complete the specified milestones each reporting period and records consulting expense based on the current market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense is adjusted each reporting period until vesting occurs. The Company has recorded consulting expense of $29,797 for the Black Scholes value of 10,000 milestone options vested at March 31, 2002 and consulting expense of $14,898 for the Black Scholes value of 10,000 milestone options to be vested April 2002. Options to purchase 45,000 shares of common stock vest based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company has recorded consulting expense of $49,998 for the Black Scholes value of 30,000 performance options vested during the six month period ended March 31, 2002.

9.    INCOME TAXES

At March 31, 2002, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $17,600,000, which expire through 2021 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

10.    SUBSEQUENT EVENT

On April 17, 2002, the Company entered into a letter of intent for the acquisition of HST, Inc. (“HST”) in a stock transaction. HST is a designer and manufacturer of technologically advanced material components for branded consumer products. The Company currently uses HST as an outsourced manufacturer of its HSS® and NeoPlanar® components. The letter of intent outlines the Company’s agreement to issue 13 million shares of common stock to acquire HST in a tax-free reorganization. HST executives and employees will also be granted options to purchase an aggregate of one million common shares after closing under the Company’s stock option plan, and HST executives will enter into three-year non-compete and employment agreements at their current base salary levels. The letter of intent is non-binding, and completion of the transaction is subject to a number of conditions precedents, including satisfactory completion of due diligence, completion and execution of definitive documentation, and the approval of shareowners of both companies. Provided all conditions are satisfied, the Company expects to consummate the transaction by end of the fiscal year ending September 30, 2002. However, there can be no assurance that all conditions will be satisfied or that if satisfied, the transaction will close when expected.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock (“Series D Stock”), par value $.00001 per share, at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 (“D Warrants”). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price. In connection with the Series D Stock financing, the Company incurred closing cost of $90,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “BUSINESS RISKS.” ALSO SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001.

Overview

We are focused on commercializing our proprietary HyperSonic, NeoPlanar, PureBass and Stratified Field sound technologies. Our HyperSonic Sound (HSS) technology employs a laser-like beam to project sound to any listening environment. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range woofer designed to complement our high performance Stratified Field and NeoPlanar technologies. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters, which we believe produces improved performance. Our Stratified Field technology features a thin form factor, in a variety of shapes and sizes, producing high-fidelity, low distortion sound reproduction. Our strategy is to commercialize these technologies through OEMs primarily through licensing or supply agreements.

On April 18, 2002 we announced a letter of intent for the strategic acquisition of HST, Inc. in a stock transaction. We entered into a letter of intent for the acquisition of HST, Inc. in a stock transaction. HST is a rapidly growing, profitable designer and manufacturer of technologically advanced material components for branded consumer products. HST’s leading customers include Callaway Golf, Ping, JBL, Fender, Dunlop, Answer Products and Blackhawk Archery. We currently use HST as an outsourced manufacturer of our HSS and NeoPlanar components.

The letter of intent outlines our agreement to issue 13 million common shares to acquire HST in a tax-free reorganization. HST executives and employees will also be granted options to purchase an aggregate of one million common shares after closing under our stock option plan, and HST executives will enter into three-year non-compete and employment agreements at their current base salary levels. The letter of intent is non-binding, and completion of the transaction is subject to a number of conditions precedents, including satisfactory completion of due diligence, completion and execution of definitive documentation, and the approval of stockholders. Provided all conditions are satisfied, we expect to consummate the transaction by end of our fiscal year ending September 30, 2002. However, there can be no assurance that all conditions will be satisfied or that if satisfied, the transaction will close when expected.

Unless otherwise indicated, the discussions in this report relate to ATC as a stand-alone entity and do not reflect the impact of the proposed business combination transaction with HST.

We believe our NeoPlanar, PureBass and Stratified Field technologies currently meet OEM commercial requirements. These technologies have been licensed to OEMs (including Harman International and Amtech Manufacturing Inc.) and are being transferred to commercial production. We expect product royalties to commence in fiscal 2002 from these technologies. We are also completing second generation HSS electronic packages and ultrasonic emitters that can be supplied to OEMs to be incorporated into end-user products. We expect that these components will be supplied to HSS licensees in fiscal 2002 for use in HSS products. We are however in the early stage of licensing of our sound technologies and have not generated significant revenues from such technologies to date.

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

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See “Business Risks” below.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understandings of our results of operations. The impact and any associated risks related to these policies on our business operations is discusses throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

We derive our revenue from primarily two sources (i) product revenue and (ii) contract and license fee revenue. We recognize revenue on product sales in the periods that products are shipped. We recognize revenue from on going per unit license fees based on units shipped incorporating the Company’s patented proprietary technologies and in the period when the manufacturers’ units shipped information is available to the Company and collectibility is reasonably assured. We recognize revenue from up-front license and other fees and annual license fees ratably over the specified term of the particular license or agreement.

Research and Development Expenses

Research and development expenses are salaries and related expenses associated with the development of our proprietary sound technologies and include compensation paid to engineering personnel and fees to outside contractors and consultants.

Deferred Tax Asset

The Company has provided a full valuation reserve related to its substantial deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowance quarterly.

Results of Operations

Total revenues for the six months ended March 31, 2002 were $456,054 a 14% decrease from the comparable six months of the prior year. Revenue for the three month period ended March 31, 2002 and 2001 were $199,433 and $340,334, respectively. Product revenue for the six months ended March 31, 2002 was $324,110 a 10% increase from the comparable six months of the prior year. Contract and license revenues for the six months ended March 31, 2002 and 2001 were $131,944 and $238,306, respectively. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. At March 31, 2002 and 2001 we had $387,492 and $15,278, respectively, collected and recorded as deferred revenue for existing contracts and licenses. We recognize upfront fees and advance revenues over the term of the license agreements.

Cost of sales for the six months ended March 31, 2002 was $238,845 resulting in a gross profit of $217,209 or 48%. This compares to a gross profit of $165,083 or 31% gross profit percentage for the comparable period of the prior year. Cost of sales for the three months ended March 31, 2002 and 2001 were $122,385 and $192,863, representing gross profit percentages of 39% and 43%, respectively. The fiscal 2002 second quarter gross profit can be attributed to the increase in margins for new products introduced in the retail radio division accompanied with higher margins for our acoustic technologies. Product cost of sales for the six months ended March 31, 2002 and 2001 were $190,721 and 249,795, respectively, representing a gross profit of 41% and 15% on product sales. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the six months ended March 31, 2002 and 2001 were $1,103,120 and $1,148,913, respectively. The $45,793 decrease resulted primarily from a reduction in personnel and related costs. Selling, general and administrative expenses for the three month period ended March 31, 2002 and 2001 were $610,463 and $537,718, respectively. The $72,745 increase resulted from a $21,376 increase in personnel and related costs, $45,898 increase in non-cash compensation expense for stock options granted for professional services and other increases of $5,471. We may expend additional resources on marketing HSS, NeoPlanar and other technologies in future quarters, which may increase selling, general and administrative expenses. If the acquisition of HST is consummated, selling, general and administrative expenses will increase substantially.

Research and development costs for the six months ended March 31, 2002 were $1,880,997 compared to $1,595,414 for the comparable six months of the prior year. The $285,583 increase resulted from an increase of $152,557 for materials and film cost associated with our HSS technology, an increase of $244,239 for consulting and professional services, offset by a reduction of $70,055 in material costs of our Stratified Field and NeoPlanar technologies, reduction of $56,151 in personnel and related costs and other increases of $14,993. HST has a significant research and development initiative, so research and development expenses will increase substantially if the acquisition of HST is consummated.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2002 research and development costs to remain at higher levels than the prior year due to increased staffing and the use of outside design and consultants.

We recorded in selling, general and administrative expenses non-cash compensation expenses of $7,199 and $39,181 for the six month periods ended March 31, 2002 and 2001. The non-cash compensation expense was for services paid through the issuance of 2,855 and 11,500 shares of common stock, respectively. Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrant and option valuations.

We experienced a loss from operations of $2,766,908 during the six months ended March 31, 2002, compared to a loss from operations of $2,579,244 for the comparable six months ended March 31, 2001. The $187,664 increase is primarily due to the increase in research and development expenses.

The net loss available to common stockholders for the six months ended March 31, 2002 and 2001 of $3,707,541 and $2,536,367, respectively, included $22,915 and $63,415 of accretion on the Series B and Series C Preferred Stock, respectively.

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

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities. During the six months ended March 31, 2002, operating activities used cash of $1,987,494. This amount consisted primarily of a net loss of $3,684,626 and a $48,551 increase in accounts receivable, offset by $362,826 of depreciation and amortization, $810,000 of debt discount amortization, $144,790 of compensation paid in options, a decrease of $27,005 in inventory, a decrease of $34,502 in prepaid expenses and other, an increase of $254,479 in accounts payable and an increase of $112,081 in accrued liabilities.

At March 31, 2002, we had gross accounts receivable of $186,326 as compared to $137,775 at September 30, 2001. This represented approximately 92 days of sales. Receivables can vary dramatically due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the six months ended March 31, 2002, net cash used in investing activities was $82,562, consisting primarily of $27,086 for the purchase of computer equipment, website development costs and leasehold improvements, and $55,476 in patents and new patent applications. We anticipate significant investments in patents in fiscal 2002 and requirements for additional equipment for developing NeoPlanar, HSS and other technologies. We cannot currently estimate the dollar amounts of these patent investments and equipment additions.

At March 31, 2002, we had working capital deficit of $1,142,532 compared to working capital of $892,040 at September 30, 2001.

We have financed our operations primarily through the sale of preferred stock, exercise of stock options, issuances of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At March 31, 2002, we had cash of $509,016. As a result of the cash used in operations offset by proceeds from notes, our cash position decreased by approximately $845,056 from September 30, 2001. Subsequent to March 31, 2002 we received gross proceeds of $2,354,000 from the sale of Series D Convertible Preferred Stock. The terms of the Series D stock are described further under “Changes in Securities” below. Based on our present cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of sales to existing retail customers and (c) royalty revenue against existing license agreements, we believe we have sufficient capital resources for the next twelve months. There can be no guarantee that the funds required during the next twelve months or thereafter can be generated from our operations or that such required funds will be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs. If the acquisition of HST is consummated, we anticipate that the combined entity will have sufficient cash on hand and cash generated from combined operations to fund such combined operations for at least twelve months after such acquisition.

Contractual Commitments and Commercial Commitments

The following table sets forth a summary of our contractual obligations and commercial commitments as of March 31, 2002:

Year Ending September 30,	Convertible Promissory Notes	Operating Leases	Employment Agreements	Total
2002 (6 months)	$—	$100,100	$286,500	$386,600
2003	2,025,000	164,800	124,200	2,314,000

Total	$2,025,000	$264,900	$410,700	$2,700,600

Employment Agreements

The Company has entered into six employment agreements with executive officers and key employees. These agreements are each for one to three-year terms expiring from September 2002 to February 2003. Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see page 6, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

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

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. We have incurred significant operating losses and anticipate continued losses in fiscal 2002. At March 31, 2002 we had an accumulated deficit of $23,604,538. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved may have a material adverse effect on our stock price.

We face numerous additional risks in connection with the proposed transaction with HST, which may adversely affect our results of operations whether or not the transaction is completed, and the transaction may not be completed on a timely basis or at all. Risks and uncertainties associated with the negotiation phase of the HST transaction include:

•
Completion of the transaction is subject to numerous risks and uncertainties. The transaction remains subject to satisfactory completion of due diligence investigations by both parties and the negotiation and execution of definitive documentation. ATC and HST are each required to obtain shareowner approvals in connection with the transaction. ATC or HST may be unable to obtain shareowner approvals required to complete the transaction in a timely manner or at all.

•
,Shareowners of each entity who do not vote in favor of the transaction may have dissenters’ rights to receive a cash payment in lieu of continuing as an ATC stockholder after the merger. It is anticipated that even after ATC stockholders approve the transaction, closing will be conditioned on no more than a minimal percentage of ATC stockholders exercising statutory dissenters’ rights. The risk of ATC stockholders exercising dissenters’ rights increases if, during the thirty-day period after ATC stockholders approve the transaction, the market price of ATC stock declines below the fair market value of ATC’s common stock on the day before the terms were first announced. It may not be feasible to proceed with the transaction if it appears that a significant percentage of ATC stockholders may exercise dissenters’

rights, as the combined company will likely not have sufficient cash reserves to discharge the dissenters’ rights claims and fund its ongoing operations.

•	Uncertainty surrounding ATC’s proposed acquisition of HST may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources.

•
The market value of our common stock will continue to vary prior to completion of the transaction due to changes in the business, operations or prospects of ATC or HST, market assessments of the transaction, market and economic considerations, or other factors. However, the letter of intent contemplates that there will be no adjustment to the number of shares of common stock to be issued for the acquisition of HST, and it is not currently contemplated that the parties will have a right to terminate the definitive acquisition agreement based upon changes in the market price of ATC common stock. The effective purchase price for HST might therefore increase substantially.

•	ATC will be required to pay significant costs incurred in connection with the transaction, including legal, accounting and financial advisory fees, whether or not the transaction is completed.

•	Some of the directors and executive officers of ATC and HST may have interests and arrangements that could have affected their decision to support or approve the merger.

If the transaction is completed, the combined company will face numerous risks and uncertainties, including:

•
The combined company will face all of the risks and uncertainties of HST’s business, the full extent of which have not yet been evaluated by ATC management. These risks include HST’s rapid growth in recent quarters, which may not be able to be sustained, the highly competitive environment in which HST operates, HST’s dependence on a single customer, Callaway Golf Company, for a very large percentage of its current revenues, and other risks and uncertainties which will be detailed in the proxy statement to be delivered to ATC stockholders if and after the parties reach a definitive agreement.

•
A significant portion of HST’s product and component manufacturing is located in Mexico, and will be subject to substantial risks of doing business outside the United States. These risks include being subject to many foreign regulatory requirements which may change without notice, the possibility of future export restrictions and/or foreign tariffs and other trade barriers, changes in tax rates in Mexico, possible political and economic instability, and difficulties in managing foreign operations.

•
In order to be successful, the combined company must retain and motivate key employees. The change in management and structure caused by the transaction may impact the morale of employees and result in a loss of key employees. Failure to retain and properly provide incentives to key employees could seriously harm the combined company.

•	The combined company will be highly dependent on the services of the executive officers and key employees of HST, as ATC management has little or no experience in HST’s business.

•
The combined company may not effectively manage the transition from the existing products and strategic models of the separate companies to the new products and strategic model contemplated for the combined company. Failure to manage this transition could seriously harm the combined company.

•
We may experience difficulties in the integration of operations, personnel, technologies, products and the information systems of ATC and HST. Integration will divert management’s attention from other business concerns, integration may divert resources from the existing businesses, products or technologies of ATC and/or HST.

•	We may not realize the intended benefits and synergies of the transaction.

•
The combined company will be required to make substantial salary payments to executive officers and key employees of HST for an anticipated period of at least three years. The combined company may be required to make these payments for the full period of an employment agreement even if it is unsatisfied with the performance of an employee, or if it elects to terminate an employee without cause.

•
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the transaction, as we will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the transaction becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

If the transaction is not completed, we face the following risks and uncertainties:

•	The price of ATC common stock may decline to the extent that the current market price of ATC common stock reflects a market assumption that the transaction will be completed.

•
ATC would not derive the strategic benefits expected to result from the transaction, such as creating a near-term source of revenue and profits, and leveraging our business model from a licensing model to a product and component business model.

•
Our business may be harmed to the extent that customers, suppliers or investors believe that we cannot effectively compete in the marketplace without the transaction or there is customer and employee uncertainty surrounding the future direction of ATC on a standalone basis.

We are an early stage company introducing new technologies. If commercially successful products do not result from our efforts, we may be unprofitable or forced to cease operations. Our HSS, NeoPlanar, PureBass and SFT technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. We have not generated significant revenues from our sound technology to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. Even if products employing our sound technology are introduced, they may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our quarterly and annual revenues are subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations. Our quarterly and annual revenues from portable consumer products have varied significantly in the past and are likely to continue to vary in the future due to a number of factors. Our revenues from licensing our sound reproduction technologies are also expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop, introduce, produce in volume quantities and market successfully new or enhanced portable consumer products;

•	our ability to develop and license to OEMs our sound reproduction technologies or our ability to supply components to OEMs or customers;

•	changes in the relative volume of sales of various products or components with sometimes significantly different margins or royalties;

•	market acceptance of and changes in demand for our portable consumer products and products of our licensees;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;

•	product obsolescence and the management of product transitions and inventory;

•	production delays by OEMs or by us or our suppliers;

•	decreases in the average selling prices of products;

•	seasonal fluctuations in sales;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed; and

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

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

Our expenses may vary from period to period, which could affect quarterly results and our stock price. If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;

•	the extent of marketing and sales efforts to promote our technologies; and

•	the timing of personnel and consultant hiring.

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

Sound reproduction markets are subject to rapid technological change, so our success will depend on our ability to develop and introduce new technologies. Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HyperSonic sound for which there is no established market. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our HSS technology is subject to government regulation, which could lead to unanticipated expense or litigation. Our HyperSonic Sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a licensee or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a licensee or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operation. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of our Annual Report on Form 10-K, under the heading “Government Regulation.”

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

Commercialization of our sound technologies depends on collaborations with other companies. If we are not able to find collaborators and strategic alliance relationships in the future, we may not be able to develop our sound technologies and products. As we do not have the production, marketing and selling resources to commercialize our products on our own our strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist us in producing, marketing and selling consumer electronic components and products that include our sound technologies.

Our success will therefore depend on our ability to maintain or enter into new strategic arrangements with partners on commercially reasonable terms. If we fail to enter into such strategic arrangements with third parties, our financial condition, results of operations, cash flows and business prospects will be adversely affected. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our sound and other technologies.

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

Two customers represented a significant amount of our business in the last fiscal year. We do not know if we will receive further orders from them. ASI and Vulcan Northwest Inc. accounted for 23% and 11% of total revenues for the fiscal year ended September 30, 2001. Neither ASI nor Vulcan have committed to purchase any further products or technology from us. During the quarter ended March 31, 2002, neither company made significant purchases from us. We cannot provide any assurances that any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Terrorist acts and acts of war may seriously harm our business and results of operations. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, OEM partners, suppliers, distributors and resellers, and customers, which could significantly impact our results of operations. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects of the September 11, 2001 attacks on our business and results of operations are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Our stock price is volatile and may continue to be volatile in the future. Our common stock trades on the NASDAQ Small Cap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in (i) our anticipated or actual operating results; (ii) developments concerning our sound reproduction technologies; (iii) technological innovations or setbacks by us or our competitors; (iv) conditions in the consumer electronics market; (v) announcements of merger or acquisition transactions; and (vi) other events or factors and general economic and market conditions. The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash of $509,016 We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

Item 2.    Changes in Securities

(a)  Not applicable

(b)  As more particularly described below, we sold 235,400 shares of Series D Convertible Preferred Stock in May 2002. The Series D stock is entitled to a liquidation preference over the common stock equal to the purchase price of the Series D stock increased by 6% per annum. The Series D stock is also entitled to a cash dividend equal to 6% of the liquidation preference when, as and if a cash dividend is declared on the common stock. The Series D dividend must be paid in preference and priority to a dividend on the common stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair our ability to declare a dividend on the common stock were it to choose to do so. At this time, we do not intend to declare dividends on the common stock in the foreseeable future.

(c)  We did not sell any equity securities during the quarter ended March 31, 2002 without registration under the Securities Act. The following is a description of the Series D Preferred Stock and related warrants we sold in May 2002 subsequent to the quarter ended March 31, 2002:

In May 2002 we sold in a private offering for cash at $10.00 per share a total of 235,400 shares of Series D Preferred Stock to a limited number of accredited or foreign investors for aggregate gross proceeds of $2,354,000. The dollar amount of the Series D stock, increased by $0.60 per share per annum and other adjustments, at the election of the holder, may be converted one or more times into common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price of the common stock for the five trading days prior to conversion, but no less than $2.00 per share, subject to certain adjustments. The Series D stock may not be converted at less than $4.50 per share prior to December 31, 2002. We may call the shares of Series D stock for conversion if the market price of the common stock exceeds $9.50 per share for ten consecutive trading days and certain conditions are met. The Series D stock will be subject to automatic conversion on March 31, 2006.

Each purchaser was also granted a warrant to purchase 2.2 common shares at $4.50 per share, subject to certain future adjustments, until March 31, 2007 for each share of preferred stock purchased (aggregate warrants exercisable into 517,880 shares).

The Series D stock and the related warrants have antidilution rights reducing the floor price for conversion of the Series D stock and the warrant exercise price for certain issuances of equity securities at an effective price below the applicable floor conversion or warrant exercise price.

We sold these securities without an underwriter. We paid finders fees of $78,750 for the introduction of purchasers. These securities were offered and sold without registration under the Securities Act in reliance upon the exemption provided by Regulation D or Regulation S thereunder, and an appropriate legend was placed on the Series D stock and the warrants and will be placed on the shares issuable upon conversion of the Series D stock or exercise of the warrants unless registered under the Securities Act prior to issuance. We have agreed to file, not later than December 31, 2002, a registration statement for the resale of the common stock issuable on conversion of the Series D stock and exercise of the warrants.

Net proceeds from the sale of the Series D stock of approximately $2,264,000 are intended primarily to pay for the costs of the acquisition of HST and for working capital to produce HSS and NeoPlanar components and to market our technologies.

(d)  Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Certificate of Designations of Series D Preferred Stock filed with Delaware on May 3, 2002.

10.1	Stock and Warrant Purchase Agreement dated May 3, 2002.

10.2
Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date)

(b)  Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date:	May 15, 2002	By:	/s/ RENEE´ WARDEN
Renee´ Warden, Chief Accounting Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)