Form 10-Q
period 2002-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2002-08-14
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.00001 par value	14,345,226

(Class)	(Outstanding at August 2, 2002)

AMERICAN TECHNOLOGY CORPORATION
INDEX

American Technology Corporation
BALANCE SHEETS

	June 30, 2001	September 30, 2002

	(unaudited)
ASSETS
Current Assets:
Cash	$1,359,272	$1,354,072
Trade accounts receivable, less allowance of $20,191 for doubtful accounts for each period	133,538	117,584
Inventories [note 5]	201,604	197,013
Prepaid expenses and other	28,260	67,160

Total current assets	1,722,674	1,735,829

Equipment, net	361,771	516,208
Patents, net of accumulated amortization of $123,170 and $74,584	952,020	848,783
Purchased technology, net of accumulated amortization of of $841,657 and $526,036 [note 6]	420,843	736,464

Total assets	$3,457,308	$3,837,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$488,350	$321,775
Accrued liabilities and other:
Payroll and related	142,336	159,311
Deferred revenue	367,492	248,611
Interest	180,058	—
Other	28,011	114,092
12% Convertible Promissory Note, net of $810,000 and $800,000 for for debt discount [note 7]	1,215,000	—

Total current liabilities	2,421,247	843,789

Commitments and contingencies [notes 6 and 8]
Stockholders' equity [note 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized Series B Preferred stock 250,000 shares designated: 0 and 168,860 issued and outstanding, respectively.	—	2
Series C Preferred stock 300,000 shares designated: 10,000 issued and outstanding each period. Liquidation preference of $227,484 and $218,510, respectively	—	—
Series D Preferred stock 250,000 shares designated: 235,400 and 0 issued and outstanding, respectively. Liquidation preference of $2,376,442 and $0, respectively.	2	—
Common stock, $0.00001 par value; 20,000,000 shares authorized 14,295,226 and 13,704,139 shares issued and outstanding	143	137
Additional paid-in capital	26,792,520	22,913,268
Accumulated deficit	(25,756,604)	(19,919,912)

Total stockholders' equity	1,036,061	2,993,495

Total liabilities and stockholders' equity	$3,457,308	$3,837,284

See accompanying notes to the interim financial statements.

American Technology Corporation
 STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30		For the nine months ended June 30
	2002	2001	2002	2001

Revenues:
Product sales	$165,365	$128,688	$489,475	$423,438
Related party sales	32,323	—	32,323	—
Contract and license	38,003	21,630	169,947	259,936

Total revenues	235,691	150,318	691,745	683,374

Cost of revenues	158,998	109,516	397,843	477,489

Gross profit	76,693	40,802	293,902	205,885

Operating expenses:
Selling, general and administrative	760,967	545,272	1,864,087	1,694,185
Research and development	1,002,980	770,848	2,883,977	2,366,262

Total operating expenses	1,763,947	1,316,120	4,748,064	4,060,447

Loss from operations	(1,687,254)	(1,275,318)	(4,454,162)	(3,854,562)

Other income (expense):
Interest income	772	18,770	13,328	122,862
Interest expense	(465,584)	—	(1,395,058)	—
Gain on sale of asset	—	—	—	3,000
Other	—	—	(800)	(800)

Total other income (expense)	(464,812)	18,770	(1,382,530)	125,062

Net loss	$(2,152,066)	$(1,256,548)	$(5,836,692)	$(3,729,500)

Net loss available to common stockholders [note 3]	$(2,253,264)	$(1,285,293)	$(5,960,805)	$(3,821,660)

Net loss per share of common stock — basic and diluted	$(0.16)	$(0.09)	$(0.42)	$(0.28)

Average weighted number of common shares outstanding	14,291,087	13,677,390	14,147,027	13,515,667

See accompanying notes to the interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2002	2001

Decrease in Cash
Operating Activities:
Net loss	$(5,836,692)	$(3,729,500)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	545,292	451,272
Allowance for doubtful accounts	—	191
Gain on sale of asset	—	(3,000)
Stock issued for services	106,469	—
Options issued for services	272,539	153,344
Amortization of debt discount	1,215,000	—
Changes in assets and liabilities:
Trade accounts receivable	(15,954)	100,510
Inventories	(4,591)	(347)
Prepaid expenses and other	38,900	(26,042)
Accounts payable	166,575	(25,814)
Accrued liabilities	195,883	80,724

Net cash used in operating activities	(3,316,579)	(2,998,662)

Investing Activities:
Purchase of equipment	(31,647)	(211,340)
Patent costs paid	(146,824)	(158,113)
Proceeds loaned on notes receivable — officer	—	(40,000)
Proceeds on sale of asset	—	3,000

Net cash used in investing activities	(178,471)	(406,453)

Financing Activities:
Offering costs on Series D preferred stock	(78,750)	—
Proceeds from exercise of stock options	—	225,000
Proceeds from issuance of series D preferred stock	2,354,000	—
Proceeds from issuance of convertible promissory notes	1,225,000	—

Net cash provided by financing activities	3,500,250	225,000

Net increase (decrease) in cash	5,200	(3,180,115)
Cash, beginning of year	1,354,072	4,645,615

Cash, end of year	$1,359,272	$1,465,500

Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of noncash investing and financing activities:
Issuance of stock warrants in connection with convertible debt	$624,750	$—
Common stock issued on conversion of Series B Preferred Stock	2,102,412	234,000
Dividends on conversion of Series B Preferred Stock	—	32,076

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

3. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 5,127,879 and 2,563,875 shares of common stock were outstanding at June 30, 2002 and 2001, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

Net loss available to common stockholders for the three and nine months ended June 30, 2002, includes imputed deemed dividends based on the value of warrants issued and a discount at issuance in connection with Series D Preferred Stock (see Note 8). The Company has recorded deemed dividends for the warrants and discount at issuance at $35,377 and $40,385, respectively. Such imputed deemed dividends are not included in the Company’s stockholders’ equity as the Company has an accumulated deficit. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company’s Series B Preferred Stock provided for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The Series D Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The accrued accretion of the Series B, C and D Preferred Stock for the nine months ended June 30, 2002 and 2001 was $48,351 and $92,160, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001

Net Loss	$(2,152,066)	$(1,256,548)	$(5,836,692)	$(3,729,500)
Imputed deemed dividends based on warrants issued with Series D Preferred Stock	(35,377)	—	(35,377)	—
Series D Preferred Stock imputed deemed
dividends based on discount at issuance	(40,385)	—	(40,385)	—
Accretion on Series B, C and D Preferred
Stock at stated rate	(25,436)	(28,745)	(48,351)	(92,160)

Net loss available to common stockholders	$(2,253,264)	$(1,285,293)	$(5,960,805)	$(3,821,660)

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

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not entered into any business combinations and has no recorded goodwill. The Company is assessing, but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.”  SFAS rescinds FASB No. 4 “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This statement also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This statement is effective for fiscal years beginning after May 15, 2002.  The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2002	September 30, 2001

Finished goods	$168,680	$137,890
Raw materials	52,924	79,123
Reserve for obsolete inventory	(20,000)	(20,000)

	$201,604	$197,013

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

7. CONVERTIBLE PROMISSORY NOTES

In September and October, 2001 the Company sold for cash in a private offering $800,000 and $1,225,000, respectively of unsecured 12% Convertible Subordinated Promissory Notes due December 31, 2002 (“Notes”) to accredited investors. The principal and interest amount of each Note may at the election of the Note holder be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. The purchasers were granted warrants to purchase 1,012,500 common shares of the Company at $2.00 per share until September 30, 2006 (“Warrants”). As of June 30, 2002 the Notes and accrued interest would have been convertible into 1,102,530 shares of common stock.

The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company recorded $2,025,000 as the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt. This debt discount is being amortized as non-cash interest expense over the term of the Notes. As of June 30, 2002, $1,215,000 was amortized as non-cash interest expense.

8. STOCKHOLDERS’ EQUITY

The Company has 10,000 shares of Series C Preferred Stock outstanding convertible into 39,562 shares of Common Stock as of June 30, 2002. The dollar amount of Series C Preferred Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Preferred Stock is subject to automatic conversion on March 31, 2003.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock (“Series D Stock”), par value $.00001 per share, at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increases by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment. Provided however, that no such conversion may be made prior to January 1, 2003 at a conversion price of less then $4.50 per share. The Company is required to file a registration statement by December 31, 2002, if the registration statement is not filed, the conversion value of the Series D Stock is subject to adjustment. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 (“D Warrants”). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price.  In connection with the Series D Stock financing, the Company incurred closing costs of $78,750. As of June 30, 2002 the Series D Stock

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

(based on 360-day year) would have been convertible into 528,161 shares of common stock.

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the warrants, respectively.  The warrants were valued using the Black-Scholes model.  The value of the warrants and the discount at issuance are being amortized as a deemed dividend over the period to automatic conversion of the Series D stock (“March 31, 2007”).

As of June 30, 2002, $35,377 and $40,385 was amortized as a deemed dividend.

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2002:

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit

Balance as of October 1, 2001	168,860	$2	13,704,139	$137	$22,913,268	$(19,919,912)
Issuance of Common Stock for compensation and services	—	—	24,129	—	106,469	—
Issuance of Series D Preferred Stock net of offering costs of $78,750	235,400	2	—	—	2,275,248	—
Options issued for services	—	—	—	—	272,539	—
Debt discount on promissory notes	—	—	—	—	1,225,000	—
Accretion of deemed dividends ($75,762)	—	—	—	—	—	—
Conversion of Series B preferred stock and cumulative dividends	(168,860)	(2)	566,958	6	(4)	—
Net Loss	—	—	—	—	—	(5,836,692)

Balance as of June 30, 2002	235,400	$2	14,295,226	$143	$26,792,520	$(25,756,604)

8. STOCKHOLDERS’ EQUITY (cont’d)

The following table summarizes information about stock option activity during the nine months ended June 30, 2002:

	Shares	Weighted Average Exercise Price

Outstanding October 1, 2001	1,338,200	$5.17
Granted	340,000	$3.70
Canceled/expired	(296,775)	$8.87

Outstanding June 30, 2002	1,381,425	$4.01

Exercisable at June 30, 2002	1,051,100	$4.10

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2002 to 2007 with an average life of three years.

At June 30, 2002, the Company had warrants outstanding, exercisable into the following number of common shares:

Number	Exercise Price	Expiration Date

50,000	$16.00	May 12, 2003
50,000	$10.00	January 5, 2004
375,000	$11.00	March 31, 2005
1,012,500	$2.00	September 30, 2006
517,880	$4.50	March 31, 2007

2,005,380

In October 2001, the Company granted a total of 110,000 stock options to a consultant in conjunction with related development and manufacturing agreements.  Options to purchase 65,000 shares of common stock vest depending on the consultant’s completion of various project milestones as well as the Company’s acceptance of the specified work. The Company estimates the period required to complete the specified milestones each reporting period and records consulting expense based on the current market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense is adjusted each reporting period until vesting occurs. The Company has recorded consulting expense of $29,797 for the Black Scholes value of 10,000 milestone options vested at March 31, 2002 and

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

consulting expense of $30,889 for the Black Scholes value of 10,000 milestone options vested at April 30, 2002. Options to purchase 45,000 shares of common stock vest based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company has recorded consulting expense of $96,655 for the Black Scholes value of 45,000 performance options vested during the nine month period ended June 30, 2002.

9. INCOME TAXES

At June 30, 2002, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. As of September 30, 2001, the Company has for federal income tax purposes net operating loss carryforwards of approximately $17,600,000, which expire through 2021 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

10. RELATED PARTY SALES

On April 19, 2002, We offered to our shareholders and employees the opportunity to purchase limited edition NeoPlanar Speaker Systems with Purebass Subwoofers. The offer was limited to a first come first serve basis.  We offered 100 complete sets at a price of $979.50 per set. As of June 30, 2002 we sold 33 units for cash receipts of $32,323.

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

We have developed a strategic manufacturing relationship with HST, Inc., providing for sub-contract manufacturing of our sound technologies. HST has commenced production of HyperSonic sound systems and is currently developing volume manufacturing for magnetic NeoPlanar components for military contracts and other OEM customers. Production of the NeoPlaner transducers is expected in the fourth quarter of fiscal 2002. HST also provides us with additional developmental manufacturing support for ongoing research and future technologies. On April 18, 2002 we announced a letter of intent for the acquisition of HST, Inc., in a stock transaction. No formal merger agreement was executed and the parties announced the mutual termination of acquisition discussions on June 24, 2002.

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

In past years substantially all of our revenues have been derived from the sale of portable consumer products. We have sourced a total of 16 products targeted for niche markets at retail prices ranging from $11.99 to $29.99. Sourcing is on both an exclusive and nonexclusive basis and for different market territories on a product by product basis. Our market focus is in North America. We inventory finished goods as well as provide direct factory shipment to certain customers. There can be no assurance that our line of products can be marketed successfully. We have also produced high-end NeoPlanar speakers for sale to the marine market and expect to target other high-end sales to selected niche markets.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understandings of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Revenue Recognition

We derive our revenue primarily from two sources: (i) product revenue and (ii) contract and license fee revenue. We recognize revenue on product sales in the periods that products are shipped. Revenue from on going per unit license fees are based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the manufacturers’ units shipped information is available to the Company and collectibility is reasonably assured. We recognize revenue from up-front license and other fees and annual license fees ratably over the specified term of the particular license or agreement.

Research and Development Expenses

Research and development expenses are salaries and related expenses associated with the development of our proprietary sound technologies and include compensation paid to engineering personnel and fees to outside contractors and consultants.

Deferred Tax Asset

We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly.

Results of Operations

Total revenues for the nine months ended June 30, 2002 were $691,745, a 1% increase from the comparable nine months of the prior year. Revenue for the three month period ended June 30, 2002 and 2001 were $235,691 and $150,318, respectively. Product revenue including related party sales for the nine months ended June 30, 2002 was $521,798 a 23% increase from the comparable nine months of the prior year. Contract and license revenues for the nine months ended June 30, 2002 and 2001 were $169,947 and $259,936, respectively. Consumer product sales are subject to significant month to month and quarter to quarter variability based on the timing of orders, new accounts, lost accounts and other factors. At June 30, 2002 and 2001 we had $367,492 and $126,279, respectively, collected and recorded as deferred revenue for existing contracts and licenses. We recognize upfront fees and advance revenues over the term of the respective license agreements.

At June 30, 2002, we had open purchase orders for approximately $316,000 of  backordered products and services to be billed for future work under development contracts. The product is expected to be shipped by December 2002. The contracts are expected to be completed during the fourth quarter ending September 30, 2002. There was no material backlog at June 30, 2001. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delay, component shortages and other production related issues.

Cost of sales for the nine months ended June 30, 2002 was $397,843 resulting in a gross profit of $293,902 or 42%. This compares to a gross profit of $205,885 or 30% for the comparable period of the prior year. Cost of sales for the three months ended June 30, 2002 and 2001 were $158,998 and $109,516, representing gross profit percentages of 33% and 27%, respectively. The fiscal 2002 second quarter gross profit is due to the increase in margins for new products introduced in the retail radio division and higher margins for our acoustic technologies. Product cost of sales for the nine months ended June 30, 2002 and 2001 were $329,275 and $344,164, respectively, representing a gross profit of 37%

and 19% on product sales.  Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Selling, general and administrative expenses for the nine months ended June 30, 2002 and 2001 were $1,864,087 and $1,694,185, respectively. The $169,902 increase resulted primarily from an increase of $35,136 for depreciation and amortization, an increase of $116,611 for professional services and consulting, and an increase of $10,842 for legal and related costs related to the proposed acquisition of HST, Inc.  Selling, general and administrative expenses for the three month period ended June 30, 2002 and 2001 were $760,967 and $545,272, respectively. The $215,695 increase resulted from an increase of $90,160 for professional services and consulting, a $16,629 increase in legal and related costs, an $11,100 increase for annual meeting costs and an increase of $84,912 for personnel and related costs. We may expend additional resources on marketing HSS, NeoPlanar and other technologies in future quarters, which may increase selling, general and administrative expenses.

Research and development costs for the nine months ended June 30, 2002 were $2,883,977 compared to $2,366,262 for the comparable nine months of the prior year. The $517,715 increase resulted from an increase of $374,030 for consulting and professional services and an increase of $151,679 for materials, film and other related costs used in developing our technologies. Research and development costs for the three months ended June 30, 2002 and 2001 were $1,002,980 and $770,848, respectively. The $232,131 increase resulted from an increase of $125,169 for consulting services, an increase of $52,847 for materials, film and other related costs for the development of our sound technologies and an increase of $91,961 for personnel and related costs offset by a decrease of $25,570 for prepaid PMT royalties.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2002 research and development costs to remain at levels higher than the prior year due to increased staffing and the use of outside designers and consultants.

We recorded in selling, general and administrative expenses non-cash compensation expenses of $106,469 and $153,344 for the nine month periods ended June 30, 2002 and 2001. The non-cash compensation expense was for services paid through the issuance of 24,129 and 35,250 shares of common stock, respectively.  Non-cash compensation costs vary depending on elections regarding the use of common stock to pay services and other factors related to warrant and option valuations.

We experienced a loss from operations of $4,454,162 during the nine months ended June 30, 2002, compared to a loss from operations of $3,854,562 for the comparable nine months ended June 30, 2001. The $599,600 increase is primarily due to the increase in research and development expenses.

The net loss available to common stockholders for the nine months ended June 30, 2002 and 2001 of $5,960,805 and $3,821,660 respectively included $48,351 and $92,160 of accretion on the Series B, C and Series D Preferred Stock, respectively.

At September 30, 2001, we have federal net loss carryforwards of approximately $17,600,000 for federal tax purposes expiring through 2021. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Liquidity and Capital Resources

Since we recommenced operations in January 1992, we have had significant negative cash flow from operating activities.  During the nine months ended June 30, 2002, operating activities used cash of $3,316,579. This amount consisted primarily of a net loss of $5,836,692 and a $15,954 increase in accounts receivable and $4,591 in inventories, offset by $545,292 of depreciation and amortization, $1,215,000 of debt discount amortization, $379,008 of compensation paid in options and common stock, an increase of $38,900 in prepaid expenses and other, an increase of $166,575 in accounts payable and an increase of $195,883 in accrued liabilities.

At June 30, 2002, we had gross accounts receivable of $153,729 as compared to $137,775 at September 30, 2001. This represented approximately 72 days of sales. Receivables can vary substantially due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers, many of which demand extended terms of 90-120 days.

For the nine months ended June 30, 2002, net cash used in investing activities was $178,471, consisting primarily of  $31,647 for the purchase of computer equipment, website development costs and leasehold improvements, and $146,824 in patents and new patent applications. We anticipate significant investments in patents in fiscal 2002. We cannot currently estimate the dollar amounts of these patent investments.

At June 30, 2002, we had working capital deficit of $698,573 compared to working capital of $892,040 at September 30, 2001. In May 2002, the Company issued 235,400 shares of Series D Convertible Preferred Stock for gross cash proceeds of $2,354,000 (see Page 8, Note 8).

We have financed our operations primarily through the sale of preferred stock, exercise of stock options, issuances of convertible notes, proceeds from the sale of investment securities and margins from consumer product sales. At June 30, 2002, we had cash of $1,359,272. As a result of the cash used in operations offset by proceeds from convertible notes, our cash position increased by approximately $5,200 from September 30, 2001. Based on our current cash position and projections for future revenues and currently planned expenditures, we will need to raise additional capital of approximately $2.3 million to continue operations at planned levels during the next twelve months. While we believe that investment capital in sufficient amounts will be available to us, there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all.  In addition, we may be required to repay up to $2,025,000 borrowed under convertible promissory notes, which mature December 31, 2002.  We have the right to require the holders of these notes to convert the entire principal balance of the notes into common shares at a conversion price of $2.00 per share if the closing bid price of our common shares is at least $5.00 per share for five consecutive days of regular trading, and if at such time there is an effective registration statement for resale of such conversion shares on file with the SEC.  We intend to file a registration statement for those shares promptly after the date of this report.  If the conditions for mandatory conversion are not satisfied before December 31, 2002, we anticipate that most or all of the note holders will elect to convert the notes to common shares if the market price of our shares is in excess of $2.00 per share.  On August 7, 2002, our stock closed at $4.39 on the Nasdaq SmallCap Market.  However, there can be no guarantee that our share value will not decrease or that such conversion will occur.  If such conversion does not occur we will attempt to renegotiate the terms of the notes with non-converting note holders or to raise capital from other sources to repay the notes.  If we are not successful with either of those alternatives, we will be obligated to pay the remaining balance due, which would further increase our need for additional capital to maintain operations at planned levels.

Any equity based source of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound and other products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. We anticipate that the commercialization of our technologies may require increased operating costs, however we cannot currently estimate the amounts of these costs.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years		After 5 Years

Operating leases	$50,050	$164,800		$—	$—
Employment agreements	$143,250	$124,200		—	—
Convertible promissory notes due December 31, 2002 (1)	$2,025,000	—		—	—

Total contractual cash obligations	$2,218,300	$289,000	$		$—

(1) Assumes notes are not sooner converted to common shares at $2.00 per share.

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

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.  We have incurred significant operating losses and anticipate continued losses in fiscal 2002. At June 30, 2002 we had an accumulated deficit of $25,756,604. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved may have a material adverse effect on our stock price.

We will need additional capital to support our operations during the next twelve months. If additional capital is not available, we may have to curtail or cease operations.

Our current plans indicate we will need to raise significant additional capital to support our planned level of operations for the next twelve months.  The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.  These factors include:

•	the extent to which we receive royalties from existing license agreements for our sound technologies;

•	our success in entering into new licensing arrangements for our sound technologies;

•	our progress with research and development; and

•	the costs and timing of obtaining new patent rights.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions.  If we require additional funds and we are unable to obtain them on a timely basis or on terms favorable to us, we may be required to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.  If we raise additional funds by selling additional shares of our capital stock or securities convertible into common stock, the ownership interest of our stockholders will be diluted.

We may not have sufficient funds to pay the outstanding principal on convertible notes due December 31, 2002 if those notes are not converted prior to the due date.

We may be obligated to pay $2,025,000 in outstanding principal for unsecured convertible notes which mature on December 31, 2002.  While we have a right to force conversion of the amounts due under these notes to common shares, we can exercise that right only if our stock price exceeds $5.00 per share for five trading days in a row, and we have on file with the SEC an effective registration statement for the resale of such shares.  We have not yet filed a registration statement for this purpose.  The note holders may voluntary convert the notes to common shares at a conversion price of $2.00 per share any time before payment, but they are not obligated to do so unless the conditions for mandatory conversion are met.  If our stock price is below $2.00 per share at December 31, 2002, it is unlikely any remaining holders will elect to convert, and the notes will be due and payable unless they are renegotiated.  Even if our stock price exceeds $2.00 per share on that date or before, some or all of the holders may not elect to convert their notes.

We may not have sufficient funds available to make payments of notes which do not convert before December 31, 2002.  Even if we do have sufficient funds, such payments could impair our ability to meet other critical operating expenses, and could require us to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.  If we do not pay any amounts due and any note holders declare us in default, our financial position and business prospects could be materially impaired.

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

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.  Technological competition from other and longer established electronic and loudspeaker manufacturers are significant and expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution program and facilities and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Commercialization of our sound technologies depends on collaborations with HST, Inc. and other companies. If we are not able to maintain or find collaborators and strategic alliance relationships in the future, we may not be able to develop our sound technologies and products. As we do not have the production, marketing and selling resources to commercialize our products on our own our strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist us in producing, marketing and selling consumer electronic components and products that include our sound technologies.

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

We have developed a strategic manufacturing relationship with HST, Inc. providing for sub-contract manufacturing of our sound technologies. The loss or disruption of HST, Inc. as a supplier could have a material adverse effect on our financial condition and results of operations.

Any inability to adequately protect our proprietary technologies could harm our competitive position.  We are heavily dependent on patent protection to secure the economic value of our technologies. We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. Patents may not be issued from some or all of our pending applications. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Issued patents may be challenged or invalidated. Further, we may not receive patents in all countries where our products can be sold or licensed. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. Third parties may charge that our technologies or products infringe their patents or proprietary rights. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may be forced to obtain licenses, which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a material adverse effect on our business prospects.

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

Two customers represented a significant amount of our business in the last fiscal year. We do not know if we will receive further orders from them.  ASI and Vulcan Northwest Inc. accounted for 23% and 11% of total revenues for the fiscal year ended September 30, 2001. Neither ASI nor Vulcan have committed to purchase any further products or technology from us. During the quarter ended June 30, 2002, neither company made significant purchases from us. We cannot provide any assurances that any of our current customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

We are exposed to some market risk through interest rates, related to our investment of our current cash of $1,359,272 We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

Item 2. Changes in Securities

(a) Not applicable

(b) Not applicable

(c) In May 2002 we sold in a private offering for cash at $10.00 per share a total of 235,400 shares of Series D Preferred Stock to a limited number of accredited or foreign investors for aggregate gross proceeds of $2,354,000. The dollar amount of the Series D stock, increased by $0.60 per share per annum and other adjustments, may be converted one or more times at the election of the Preferred holder, into common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price of our common stock for the five trading days prior to conversion, but no less than $2.00 per share, subject to certain adjustments. The Series D Preferred Stock may not be converted at less than $4.50 per share prior to December 31, 2002. We may call the shares of Series D Preferred Stock for conversion if the market price of the common stock exceeds $9.50 per share for ten consecutive trading days and certain conditions are met. The Series D Preferred Stock will be subject to automatic conversion on March 31, 2006.

Each purchaser was also granted a warrant to purchase 2.2 common shares at $4.50 per share, subject to certain future adjustments, until March 31, 2007 for each share of preferred stock purchased (aggregate warrants exercisable into 517,880 shares).

The Series D Preferred Stock and the related warrants have antidilution rights reducing the floor price for conversion of the Series D stock and the warrant exercise price for certain issuances of equity securities at an effective price below the applicable floor conversion or warrant exercise price.

We sold these securities without an underwriter. We paid finders fees of $78,750 for the introduction of purchasers. These securities were offered and sold without registration under the Securities Act in reliance upon the exemption provided by Regulation D or Regulation S thereunder, and an appropriate legend was placed on the Series D Preferred Stock and the warrants and will be placed on the shares issuable upon conversion of the Series D Preferred Stock or exercise of the warrants unless registered under the Securities Act prior to issuance. We have agreed to file, not later than December 31, 2002, a registration statement for the resale of the common stock issuable on conversion of the Series D Preferred Stock and exercise of the warrants.

Net proceeds from the sale of the Series D stock of approximately $2,275, 000 will be used for working capital.

(d)    Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

             At the Company’s fiscal 2002 Annual Meeting of Stockholders held on May 20, 2002, the following individuals, constituting all of the members of the Board of Director were elected: Elwood G. Norris, Terry Conrad, Richard M. Wagner, David J. Carter, O’Connell J. Benjamin and Daniel Hunter. For each elected director, the results of the voting were:

	Affirmative Votes	Negative Votes	Votes Withheld

Elwood G. Norris	11,742,360	-0-	38,682
Terry Conrad	11,744,895	-0-	36,147
Richard M. Wagner	11,744,895	-0-	36,147
David J. Carter	11,749,595	-0-	31,447
O’Connell J. Benjamin	11,749,595	-0-	31,447
Daniel Hunter	11,744,895	-0-	36,147

Our stockholders also voted to ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended September 30, 2002. The results of the voting on this proposal were:
Affirmative Votes	Negative Votes	Votes Withheld

11,762,843	12,070	6,129

      The foregoing proposal was approved and accordingly ratified.

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3.1	Certificate of Designations of Series D Preferred Stock filed with Delaware on May 3, 2002, incorporated by reference to exhibit 3.1 to Form 10-Q filed May 15, 2002.

	10.1	Stock and Warrant Purchase Agreement dated May 3, 2002, incorporated by reference to exhibit 10.1 to Form 10-Q filed May 15, 2002.

10.2

Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date), incorporated by reference to exhibit 10.2 to Form 10-Q filed May 15, 2002.

	10.3	Amendment No. 1 To Series D Preferred Stock And Warrant Purchase Agreement dated July 3, 2002.

	99.1	Certifications.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on April 23, 2002 disclosing in Item 5 of a press release concerning our letter of intent to acquire HST, Inc.

We filed a report on Form 8-K on June 24, 2002 disclosing in Item 5 of a press release concerning the termination by mutual agreement of the letter of intent to acquire HST, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 14, 2002	By:	/s/ RENEE´ WARDEN

Renee¢ Warden, Chief Accounting
Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)