Form 10-Q/A
period 2002-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2002-08-21
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

            This Amendment No. 1 is being filed by the undersigned registrant to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002, to correct a typographical error in the dates shown in the column headings on the Balance Sheets page in Part I- Financial Information of such Report. The headings are hereby amended to read June 30, 2002, and September 30, 2001.

American Technology Corporation
BALANCE SHEETS

	June 30, 2002	September 30, 2001

	(unaudited)
ASSETS
Current Assets:
Cash	$1,359,272	$1,354,072
Trade accounts receivable, less allowance of $20,191 for doubtful accounts for each period	133,538	117,584
Inventories [note 5]	201,604	197,013
Prepaid expenses and other	28,260	67,160

Total current assets	1,722,674	1,735,829

Equipment, net	361,771	516,208
Patents, net of accumulated amortization of $123,170 and $74,584	952,020	848,783
Purchased technology, net of accumulated amortization of of $841,657 and $526,036 [note 6]	420,843	736,464

Total assets	$3,457,308	$3,837,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$488,350	$321,775
Accrued liabilities and other:
Payroll and related	142,336	159,311
Deferred revenue	367,492	248,611
Interest	180,058	—
Other	28,011	114,092
12% Convertible Promissory Note, net of $810,000 and $800,000 for for debt discount [note 7]	1,215,000	—

Total current liabilities	2,421,247	843,789

Commitments and contingencies [notes 6 and 8]
Stockholders' equity [note 8]:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized Series B Preferred stock 250,000 shares designated: 0 and 168,860 issued and outstanding, respectively.	—	2
Series C Preferred stock 300,000 shares designated: 10,000 issued and outstanding each period. Liquidation preference of $227,484 and $218,510, respectively	—	—
Series D Preferred stock 250,000 shares designated: 235,400 and 0 issued and outstanding, respectively. Liquidation preference of $2,376,442 and $0, respectively.	2	—
Common stock, $0.00001 par value; 20,000,000 shares authorized 14,295,226 and 13,704,139 shares issued and outstanding	143	137
Additional paid-in capital	26,792,520	22,913,268
Accumulated deficit	(25,756,604)	(19,919,912)

Total stockholders' equity	1,036,061	2,993,495

Total liabilities and stockholders' equity	$3,457,308	$3,837,284

See accompanying notes to the interim financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 21, 2002	By:	/s/ RENEE´ WARDEN

Renee¢ Warden, Chief Accounting
Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

3