Form 10-K
period 2002-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2002-12-23
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		87-0361799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

13114 Evening Creek Drive South, San Diego, California		92128 (Zip Code)
(Address of principal executive offices)
(858) 679-2114
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2002 was $45,472,871.*

The number of shares of Common Stock, $.00001 par value, outstanding on December 2, 2002, was 14,356,476.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrants Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrants 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrants fiscal year ended September 30, 2002.

*
Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2002. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Business	3
ITEM 2.	Properties	15
ITEM 3.	Legal Proceedings	16
ITEM 4.	Submission of Matters to a Vote of Security Holders	16

	PART II
ITEM 5.	Market for Registrant’s Common Equity and Related
	Stockholder Matters	16
ITEM 6.	Selected Financial Data	18
ITEM 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 8.	Financial Statements and Supplementary Data	30
ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure	30

	PART III
ITEM 10.	Directors and Executive Officers of the Registrant	30
ITEM 11.	Executive Compensation	30
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	30
ITEM 13.	Certain Relationships and Related Transactions	30
ITEM 14.	Controls and Procedures	31

	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE,” “PLANS,” “STRATEGY,” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

PART I

Item 1.    Business

Overview

American Technology Corporation is a consumer electronics company that develops, markets and licenses proprietary sound reproduction and other electronic technologies. Our primary focus is on marketing four of our proprietary sound reproduction technologies and supplying components based on these technologies to customers. These technologies are:

•	HSS®, HyperSonic® Sound Technology

•	NeoPlanar®™ Technology

•	PureBass®™, Woofer Technology

•	High Intensity Directional Acoustics (HIDA™)

HyperSonic Sound (“HSS”) technology is a new method of sound reproduction. Sound is generated in an air column using ultrasonic frequencies, those above the normal range of hearing. Our proprietary electronic process generates an ultrasonic beam to interact in mid-air producing wide spectrum audio along the beam. The sound beam has a very high degree of directionality and maintains sound volume over longer distances than traditional methods of sound reproduction. We believe HyperSonic Sound has unique features useful in new sound applications. We are currently shipping HSS sound reproduction systems to customers worldwide for evaluation in markets including retailing, point-of-purchase displays, museums, trade show booths, law enforcement, television, expositions, transportation, government, and military.

NeoPlanar technology is a thin film magnetic speaker that can be produced as thin as 1/8”. We believe the novel films and magnetic materials employed results in superior sound quality, reduced distortion and greater sound volume for a given size than traditional planar (flat or thin) magnetic speaker devices. Our NeoPlanar speaker technology is targeted at the automotive, multimedia, home, professional and marine speaker markets. We have licensed this technology on a nonexclusive basis to Harman International Industries Incorporated for the automotive market and have produced and sold NeoPlanar speaker components for installation in outside entertainment, luxury yacht and military ship applications.

Our PureBass extended range woofer was designed to complement our high performance NeoPlanar technology as well as other loudspeakers including those used in both professional and consumer applications. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters, which we believe produces improved performance. We believe PureBass minimizes distortion, provides high output for its size, and results in lower system costs when compared to conventional woofer systems. It provides a high frequency interface with upper range satellite speaker systems. We are marketing this technology as a complement to our NeoPlanar and other flat speaker technologies. We have licensed this technology on a nonexclusive basis to Amtec Manufacturing Incorporated which has produced consumer woofer products incorporating PureBass technology.

Our High Intensity Directional Acoustics (“HIDA”) technology employs proprietary techniques and components to produce variable intensity directional acoustical sound intended for use primarily as a hailing device or supercharged megaphone. HIDA is subject to multiple pending patents and is the focus of distinct marketing efforts. Our basic HIDA technology has been developed for specific applications in part from sponsored research and development fees obtained from Bath Iron Works, a General Dynamics company. HIDA technology based prototypes have been successfully demonstrated to various military, government and commercial parties.

Our objective is to be a leader in developing, marketing, licensing and supplying innovative sound reproduction technologies that address large and expanding domestic and international consumer and commercial electronics markets. We seek to have our sound technologies become important alternatives to conventional loudspeakers in target market segments and to open new sound applications in market segments not currently served by conventional sound devices. We believe the rapid emergence of flat panel computer and television monitors and the large computer multimedia market provide growing opportunities for our products. Although we only recently began receiving revenues from our sound technologies, we believe that the majority of our future revenues will be generated from our sound technologies.

We have an innovative engineering and development team of 15 persons. Each of our four sound technologies is the subject of issued or pending patents and as of the date of this annual report we had 20 U.S. patents issued with 26 pending U.S. patents and others in various stages of preparation or filing. We also have multiple foreign patents issued or pending. We invest significant resources in our intellectual property and consider it to be a significant asset of our company. We have also developed and own other technologies in various stages of development. Our strategy is to focus on exploiting our sound reproduction technologies and to license or sell other technologies incubated by our development team.

Our shares of common stock trade through the NASDAQ SmallCap Market under the symbol “ATCO.” Our address is 13114 Evening Creek Drive South, San Diego, California, and our telephone number is 858-679-2114. Our Internet site is located at www.atcsd.com. We make available through our website free of charge all of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file them electronically with, or furnish them to the SEC. The information found on our Web site is not part of this annual report.

Recent Key Business Developments

During fiscal 2002 and during the period since September 30, 2002 to the date of this report, the following important business developments occurred:

•
Harman Motive, a division of Harman International, was licensed in August 2001 to manufacture and sell automotive speakers employing our NeoPlanar technology. We have been advised that Harman Motive is continuing its work towards establishing volume manufacturing and introducing our thin, high-output speakers to the OEM automobile market. We anticipate royalty revenues in fiscal 2003, but the timing and amount of such royalties (if any) are subject to many factors outside our control.

•	In March 2002 we licensed Amtec Manufacturing, Incorporated, a Canada based manufacturer of loudspeaker systems, to produce products based on our PureBass technology.

•	During fiscal 2002 we were awarded important patents on our HSS, NeoPlanar and PureBass technologies which we believe provide broad protection for our technology.

•
In May 2001 we appointed HST, Inc. as a manufacturer of HSS components and in May 2002, we appointed HST, Inc. as a manufacturer of components for our NeoPlanar technology targeted at the government and consumer product markets.

•
In April 2002 we entered into a letter of intent for the acquisition of HST, Inc. in a stock transaction. As a result of certain tax barriers reducing the attractiveness of the acquisition to the management of HST, the parties announced the mutual termination of acquisition discussions in June 2002, and no formal merger agreement was executed.

•
In May 2002 we announced our first two international HSS licensees, NetSound Digital Technology and W&MEDIA srl. These companies are representing and introducing HSS technology and products in Greece and Italy respectively.

•	We initiated initial deliveries of HSS sound reproduction systems to customers in May 2002.

•
With the assistance of General Dynamic’s Bath Iron Works and Armament Systems divisions, during fiscal 2002 we began developing business relationships with several government agencies including the Pentagon, Naval Research Lab, NCIS (Naval Criminal Investigative Service), U.S. Marine Corps, Army Tacom-Ardec and the Navy.

•
We have focused additional resources to expand our military business. During fiscal 2002 and the period to date we have installed HSS and/or NeoPlanar systems in a Navy nuclear aircraft carrier and in a guided-missile destroyer. We also made several demonstrations of our advanced HIDA technology to various government representatives including at the Pentagon, Norfolk Navel Air Station, Camp Pendleton, and North Island Naval Air Station in San Diego.

•	In October 2002 we discontinued the sale of our line of portable consumer products in order to focus resources and personnel on our sound technologies.

•	In November 2002 our HyperSonic® Sound technology won the Grand Award for General Technology from the Popular Science 2002 15th Annual Best of What’s New Awards.

•	In December 2002, our HSS Technology won the UCSD (University of California, San Diego) Connect Most Innovative New Product Award in the General Technology Category.

•
Since June 2002 HSS and HIDA technologies have been the focus of over 33 national and local television or radio features and over 13 print publications. This includes ABC World News Tonight, Fox News, CNN, NBC Nightly News, MSNBC, Popular Science, Newsweek and The Los Angeles Times.

We believe the above developments, continued HSS system shipments and expected increases in military business should produce increased sound technology revenues in fiscal 2003. Since HSS is a new technology whose application has not yet been demonstrated commercially on a widespread basis, such revenues are difficult to predict and may not lead to positive net income in fiscal 2003 or thereafter.

Sound Reproduction Industry Overview

The human ear is sensitive to the rate at which sound vibrations occur or frequencies from about 20 Hertz (Hz) to 20,000 Hz (a Hertz is equal to one vibration per second). A wide variety of loudspeakers are produced today to recreate the range of hearing. These range from tweeters that attempt to re-create the top end of the audio spectrum, to mid-range speakers and woofers to address the lower frequencies. Conventional loudspeakers generally are direct radiating. They are fundamentally a piston-like device designed to pump air molecules directly into motion to create audible sound waves. Better sound quality and low frequency (bass) reproduction is generally associated with larger and more expensive speakers.

Since 1925, when C.W. Rice and E.W. Kellogg described basic, direct radiating speaker parameters, there have been, until recently, few fundamental changes in speaker design or in the way electrical impulses are converted to sound. Electronics (receivers, amplifiers, tuners and recording and playback equipment) have evolved from vacuum tubes to solid-state digital circuits and recording technology has progressed from analog grooves in records to digital coding on compact discs that are read by a laser or data in memory. Loudspeaker industry developments have focused primarily on improving individual elements such as magnets, coils, cones and enclosures. However, compared to the improvements in electronics, we believe loudspeakers are still relatively inefficient in converting electrical energy into acoustic energy and their design contributes to various forms of sound distortion.

Loudspeakers are used in televisions, radios, telephones, computers, automobiles, marine vessels and a wide range of other consumer and industrial applications. From miniature speakers in hearing aids to large home theater, public address and concert sound systems, loudspeakers span a wide range of sizes, quality and cost. The manufacture and sale of loudspeakers is highly competitive and includes both large international consumer electronic companies and specialty branded loudspeaker manufacturers.

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

Our HyperSonic Sound technology employs new concepts not previously commercialized by others. We believe our NeoPlanar technology is a fundamental improvement in planar magnetic technology. Our HIDA technology uses new techniques to provide variable intensity directional acoustics. We believe the lack of fundamental innovation and the diversity and size of the sound reproduction market presents an opportunity to introduce new sound technology that will appeal to consumers, industry and the military but still be cost-effective.

Our Sound Solutions

We believe our other sound solutions reflect significant improvements to planar magnetic, woofer and electrostatic designs. Our primary development and marketing focus is on the following four sound reproduction technologies.

HyperSonic Sound Technology

Our HyperSonic Sound technology utilizes a new method of sound reproduction — sound is generated in the air using ultrasonic frequencies, those above the normal range of hearing. A patented and patent-pending electronic process creates and modulates (shapes) an ultrasonic wave that interacts in mid-air to produce wide spectrum audio.

HyperSonic Sound is partially based on a phenomenon in music known as Tartini tones, which were first noted by Giuseppe Tartini, an 18th century composer. When two sound tones are positioned relatively close together and are sufficient in volume, then two new tones appear, one is the sum of the original tones and one is the difference. In 1856, H. von Helmholtz, a German physiologist and physicist, published the results of his combination tone experiments proving the effect resulted from the non-linearity of air. Although others have experimented with these principles in the past (the general field of experimentation being described as parametric speakers), we believe we have created novel and proprietary methods to efficiently use these concepts to produce sufficient sound volume and quality capable of being commercially exploited. Our HyperSonic Sound technology and processes are the subject of 14 issued patents and multiple pending patents.

HyperSonic Sound employs a method where ultrasonic frequencies are created electronically using proprietary techniques to carry content (e.g. music, voice), and these ultrasonic frequencies are then emitted into the air using an ultrasonic emitter. Since the audible sound is created in the air, sound does not appear on the surface of the ultrasonic emitter (a significant departure from a loudspeaker) but is actually created within and throughout the invisible beam of ultrasonic energy being emitted. Accordingly, if the beam is directed towards a wall, the sound emanates from the surface of the wall, and if the beam is directed to a person, the sound emanates at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate at the same rate over distance as it does with traditional speakers. We believe this unique feature provides greater volume at selected distant points with less energy.

Our technology uses proprietary ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy). Such ultrasonic devices are not designed to produce frequencies in the audible range. However, we have developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound in the air. And we have developed new proprietary emitter designs specific to our application.

We believe our HyperSonic Sound technology, comprised of the combination of proprietary electronics and proprietary custom ultrasonic emitters (specialized ultrasonic devices essentially taking the place of the radiating element of a loudspeaker) offers a number of advantages:

•	The ability to create an invisible beam to place sound where you want it

•	Elimination of the need for a speaker enclosure

•	Reduction of the effect of room acoustics on sound quality

•	Ability to manipulate or selectively position or diffuse the source of sound

•	Ability to deliver a beam of sound over long distances

•	Elimination of magnets, their weight and adverse effects

•	Elimination of feedback in professional applications

We are currently producing and selling to customers complete HSS sound reproduction systems consisting of custom electronics and our proprietary emitters. The electronics package is capable of taking a variety of traditional sound input sources (microphone, tape, compact disc, digital and others) and processing the sound for playback through HSS flat panel emitters. Our current HSS system consists of 4 by 5.425 inch emitters and retails for $998.

We continue to develop improved electronics and emitters and expect to introduce a range of HSS systems in 2003. We currently have prototype systems employing emitters up to 196 square inches. We are also continuing to improve our electronics processing to reduce distortion, improve output, reduce electronic packaging size and minimize production costs.

Planar Magnetic Speaker Technology

Our NeoPlanar technology is a thin film planar magnetic type speaker which can be produced as thin as 1/8”. This speaker uses novel films, magnetic materials and a new manufacturing process which we believe provides improved cost/performance benefits. Traditional planar magnetic speakers use materials with limited power handling ability and are generally associated with high distortion. Our design results in greater power handling, lower mass and greater durability. As a result, we believe our NeoPlanar technology produces superior sound quality and higher sensitivity, while requiring lower wattage power amplifiers to produce higher sound pressure levels. We also believe our design provides extended high frequency output to meet the demands of new compact disks.

Presently we have begun to assemble NeoPlanar panels in 3, 8,and 24-inch segments. Other lengths are easily manufacturable. We have assembled up to 225 panels lengthwise (3 panels wide x 75 panels long) in military ship applications to achieve cohesive panels of 150 feet. Our NeoPlanar panels produce higher intelligibility and greater output in public address and related applications than traditional designs.

We have one U.S. patent issued and multiple pending patents on our NeoPlanar design features distinguished from traditional planar magnetic speakers. We believe the high quality and high output of our thin NeoPlanar technology is ideally suited to military, automotive and multimedia markets and to high-end custom sound applications.

PureBass Woofer Technology

Our PureBass extended range sub-woofer was designed to complement our NeoPlanar technology. We believe traditional woofer technologies produce distortion with limited frequency range making it difficult to achieve accurate, seamless transition, upper range speakers. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters to produce low distortion and improved transition to high-performance speaker systems. While conventional sub-woofers crossover to upper range speakers at approximately 100-110 Hz, our extended range PureBass woofer allows for crossover well over 220 Hz providing improved matching with thin panel speakers.

We believe the following characteristics distinguish PureBass technology:

•	Our acoustic system filters incoming audio and reduces distortion components to produce a clean sound.

•	These acoustic filters reduce cone motion at low frequencies while allowing greater output and power handling for a given size woofer.

•	Higher upper range performance eliminates active or passive low range crossover systems associated with traditional woofers.

•	Our higher transition frequencies reduces interference providing improved integration with upper range high-quality speakers.

•	PureBass technology reduces the size, weight and cost of a comparably performing system.

Our licensee Amtec Manufacturing, Inc. has produced PureBass subwoofers in various sizes and is seeking customers for this new product.

We have one issued U.S. patent and multiple pending patent applications on various aspects of our PureBass technology and have innovated proprietary construction techniques for use by existing and future licensees.

High Intensity Directional Acoustics

Our High Intensity Directional Acoustics (“HIDA”) technology employs proprietary techniques to produce variable intensity directional acoustical sound intended for use in variable hailing over long distances. HIDA is effectively a supercharged megaphone. HIDA is based on proprietary components and electronic processing and is the subject of a patent application. We are developing the HIDA technology initially for military hailing applications. Our ability to vary the intensity and focus the directionality of sound allows users to hail or warn parties at distances up to 500 yards or more. Specific versions of our HIDA technology have been developed in part from sponsored research and development fees obtained from Bath Iron Works, a General Dynamics company. The variable intensity of HIDA technology allows it to produce sound pressure levels over 155 decibels, which levels can function as a scaleable, non-lethal weapon. This HIDA application has been successfully prototyped and demonstrated to various military, government and commercial parties.

We expect to produce our first HIDA products for sale to government customers in fiscal 2003.

Other Proprietary Technologies

We have other sound inventions and technologies in various stages of development including our Stratified Field Technology (SFT)®. SFT is a thin form, non-magnetic speaker offering high quality performance for a variety of applications. The term Stratified Field relates to the multiple layers of materials employed in the design. We have developed a number of distinct Stratified Field designs employing plastic film as the direct radiating element.

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

Our Strategy

The marketing of our sound technologies continues to evolve as a result of market awareness, technical developments, changes in patent and protection strategies and reactions from users of our technologies. We are focusing our efforts on customers desiring to implement our technology in specific products or for a specific application. Our strategy is to establish business relationships with leading participants in not only selected segments of the electronics and sound reproduction markets but also entities that can specify custom sound installations such as architects, advertising and promotion agencies and others. We believe this strategy will enable us to take advantage of the superior financial resources, technological capabilities, proprietary positions, branding, manufacturing, distribution and market presence of OEMs and others in establishing and maintaining our sound solutions.

We also are implementing a branding strategy aimed to make HyperSonic Sound (HSS), NeoPlanar, PureBass and HIDA synonymous with innovative, high-quality sound reproduction. Key elements of our strategy include:

1.
Build on technical achievements to produce commercially viable products for consumers.    We have converted our prototypes into designs, components and materials that customers can use across a variety of targeted market segments. We expect to continue to improve our designs and systems to benefit customers.

2.
Expand patent coverage.    We have filed multiple patent applications worldwide and expect to continue to file amendments, continuations and additional patents as development progresses. We believe the scope and breadth of our patents will be an important factor in the exploitation of our technologies.

3.
Implement a segmented and flexible marketing approach.    We have identified a segmented marketing approach targeted at broad general fields of use. This approach includes manufacturing components to those customers, distributors or OEMs not wishing to produce the core elements of our technologies. We may also use manufacturing partners to produce components for our customers.

4.
Identify and determine market segment needs.    We have identified and are focusing initial HyperSonic Sound marketing on certain point-of-purchase and public address areas. NeoPlanar technology is being targeted at the automotive market and military and industrial applications. PureBass marketing is focused on serving as a complement to NeoPlanar and other flat speakers. HIDA technology is primarily focused on military and government applications. We believe our technologies can become important competitive features for customers and OEMs and can also help OEMs achieve premium price or premium margins for their products.

5.
Support customers and licensees and develop a market position.    We support our customers and licensees with technical support and on ongoing research and development effort. We have the ability to customize solutions to meet customer requirements. We require branding of our devices to create and build consumer awareness.

Our strategy is to develop strategic arrangements with customers, distributors or OEMs in targeted fields of use. We anticipate generating a significant portion of our revenues from selling materials and components used in the production of products using our technologies. These component prices include our technology-licensing fee. There can be no assurance that we can be successful in implementing our strategies or profitably commercializing our technologies.

Sales, Marketing, Licensing and Manufacturing

Our sales and marketing efforts are led by one senior executive and a marketing officer. We have employed one agent, Teksel Co., Ltd. in Japan to represent our technologies to prospective Japanese customers. Our marketing activities are generally directed at promoting our technologies through popular press, industry press and industry trade shows. Most of our efforts are directed to potential large quantity customers, distributors and OEMs.

HyperSonic Sound Technology

Target markets.    We are currently producing and selling to customers complete HSS sound reproduction systems consisting of custom electronics and our proprietary emitters. The electronics package is capable of processing the sound from any traditional sound input source for playback through our HSS flat panel emitters. Our current HSS system consists of two 4 by 5.425 inch emitters and retails for $998. We continue to develop improved electronics and emitters and expect to introduce a range of HSS systems in fiscal 2003.

Our initial marketing efforts for HSS have focused on commercial and industrial applications such as point of purchase, trade shows, exhibits, public address and military applications. We believe HSS will ultimately have application in much broader consumer, home, automotive, commercial and industrial applications, and we have commenced exploratory marketing and development efforts for these applications. We are also analyzing specific product concepts for development and possible sale that leverage the directionality of our HSS technology.

Licensing and distribution arrangements.    In September 2000 we appointed eSoundIdeas, Inc. as an exclusive distributor of HSS products specifically targeted to the Point of Sale/Purchase, Kiosk and Display, and the Event, Trade Show and Exhibit markets in North America. eSoundIdeas is required to purchase all HSS products from us or our designated vendors. The term of the agreement was five years unless sooner terminated for cause, and the parties agreed to establish minimum purchase requirements for maintaining exclusivity. Under the agreement, we maintain the right to market HSS products to our customers within the designated product categories and territory. Any orders we receive from such efforts may be completed by eSoundIdeas, which must pay us a 5% commission on any such orders it elects to complete. In June 2002, the parties purported to enter into an amendment to the agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. We believe the amendment is invalid as it was given in consideration for a large order from eSoundIdeas which was later withdrawn by eSoundIdeas due to a dispute over the payment and delivery terms of such order. In August 2002 we delivered a notice of termination to eSoundIdeas. We and eSoundIdeas engaged in contractual mediation in October and November 2002, and as a result of such mediation, we withdrew the notice of termination. eSoundIdeas has ordered small quantities of HSS units, and has represented to us that its marketing efforts will result in substantial orders for HSS units in 2003 and beyond. However, such orders may not occur when anticipated, or at all.

In June 2001, we appointed International Robotics, Inc. as a representative to sell HSS products and recruit potential licensees and distributors for HSS. International Robotics has exclusive marketing rights with respect to certain designated customers and non-exclusive rights for other customers. The agreement is for a term of five years unless earlier terminated for cause. The agreement may also be terminated by either party upon six months prior written notice for any verifiable commercially reasonable reason.

In November 2001 we entered into a distribution agreement with CCNP Digital Creations S.A. and in May 2002 we entered into a distribution agreement with W&MEDIA srl. These companies are representing and introducing HSS technology and products in Greece and Italy respectively. Each company has the exclusive right to sell HSS products under our name or its own name in its respective country. We maintain the right to license HSS technology to other vendors in those countries for use in other vendors’ own products. Our agreement with CCNP Digital Creations is for a term of five years unless earlier terminated for cause. We cannot unreasonably withhold our consent to renewal terms of five years each. Our agreement with W&MEDIA is for a term of one year commencing on the first delivery by W&MEDIA of a commercial HSS product to an end user, unless earlier terminated for cause. We cannot unreasonably withhold our consent to renewal terms of two years each. Each agreement may also be terminated by either party upon three months prior written notice for any verifiable commercially reasonable reason. To date these two companies have placed orders for an aggregate of 575 HSS systems. We have shipped to date 100 units from the orders, with the balance expected to ship during the first quarter of calendar year 2003.

Manufacturing arrangements.    In July 2001, we appointed HST, Inc. as an exclusive supplier of HSS components to be sold under our brand name. We maintain the right to license HSS product to other parties for manufacture under their own brand names. The agreement is for an initial term of two years, and automatically renews for additional two year terms unless it is sooner terminated by us or HST. We and HST also have the right to terminate the agreement for any verifiable commercially reasonable reason with 180 days prior written notice. The price HST charges us is negotiated in good faith from time to time prior to manufacture. See “Suppliers and Production” below.

NeoPlanar Technology

Target markets.    Our current target markets for NeoPlanar panels are:

•	large military applications, including ships, hangars, other facilities;

•	industrial applications such as factories, airports and other large facilities;

•	automotive applications;

•	multimedia applications; and

•	high end custom sound applications.

To date we have produced and sold custom NeoPlanar speaker components for installation in outside entertainment, luxury yacht and military ship applications. These NeoPlanar components were custom produced in our Carson City, Nevada prototype shop. We expect to continue to produce custom NeoPlanar components for military and other customers in 2003, but we are also developing volume production for standard size panels with our strategic manufacturing partner HST, Inc. We expect to market these panels for a variety of applications in fiscal 2003.

Licensing and distribution arrangements.    In August 2001, we entered into a non-exclusive license agreement with Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. The term of the agreement is perpetual unless terminated by either party for cause, or terminated by Harman with 30 days advance written notice. To date we have received $375,000 in license and startup fees pursuant to this agreement, of which $108,333 has been recognized as revenue. In connection with this agreement we entered into a 24-month general consulting agreement with Harman through which we provide consulting services to Harman at a rate of $10,000 per month.

Other manufacturing arrangements.    HST, Inc. has been developing NeoPlanar speaker component manufacturing on a non-exclusive basis. Pre-production samples have been delivered to us and we expect that HST will supply production NeoPlanar components in the second fiscal quarter of 2003. The price HST will charge us is to be negotiated in good faith from time to time prior to manufacture. See “Suppliers and Production” below.

PureBass Woofer Technology

Target markets.    We are marketing PureBass as an extended bass complement to our NeoPlanar and HSS systems. We also are marketing PureBass for the following independent applications as a complement to other high performance satellite systems:

•	home theater;

•	multimedia;

•	bookshelf systems; and

•	televisions.

Licensing, distribution and manufacturing arrangements.    In March 2002 we contracted with Amtec Manufacturing Inc. of Ontario, Canada to produce PureBass speakers on a non-exclusive basis. The agreement is for a term of five years unless earlier terminated for cause, or earlier terminated by Amtec upon six months prior written notice. Amtec is entitled to sell the PureBass systems it produces to its customers, and we are permitted to sell such systems to our customers. Amtec has produced PureBass subwoofers in various sizes and is seeking customers for this new product.

In August 2001, we granted a non-exclusive license to Thomson Multimedia for the manufacture and sale of subwoofers using our PureBass technology for the general audio and hi-fi/home product category. The agreement is for a term of five years unless earlier terminated for cause. The agreement may also be terminated by either party upon six months prior written notice for any commercially reasonable reason. To date, Thomson has not produced any speakers incorporating PureBass under this agreement.

In September 2000, we granted a non-exclusive license to HST, Inc., for the manufacture and sale of subwoofers using our PureBass technology for the hi-fi/home theater product category. The agreement is for a term of five years unless earlier terminated for cause. The agreement may also be terminated by either party upon six months prior written notice for any commercially reasonable reason. To date, HST has not produced any speakers incorporating PureBass under this agreement.

International Robotics, Inc. also represents our PureBass technology under its license agreement described above under “HyperSonic Sound.”

See also “Suppliers and Production” below.

High Intensity Directional Acoustics (HIDA)

Target markets.    Our marketing efforts for HIDA are directed at government customers, and are in their preliminary stages. HIDA technology-based prototypes have been successfully demonstrated to various government parties. We believe HIDA has applications for use by a wide range of government customers including the Department of Defense, the Department of Homeland Security and Federal, State and local law enforcement agencies. We expect to produce our first HIDA products for sale to government customers in fiscal 2003.

Our basic HIDA technology has been developed in part from sponsored research and development fees obtained from Bath Iron Works, a General Dynamics company. We recognized $117,208 of such sponsored research and development fee revenue in fiscal 2002 which accounted for 12% of fiscal 2002 revenues.

Licensing and distribution arrangements.    As a result of the development support from Bath Iron Works, we have developed an informal strategic marketing relationship with representatives of Bath Iron Works and other General Dynamics companies to expose the HIDA technology to prospective government customers. There can be no assurance this relationship will be formalized or continue in future periods.

Manufacturing arrangements.    To date we have assembled HIDA prototypes in our San Diego facility. We expect to contract assembly and production of HIDA systems to outside suppliers.

Stratified Field Technology (SFT)

While SFT offers certain high-end performance advantages over NeoPlanar, our NeoPlanar technology is more economical to manufacture, and accordingly, our current marketing emphasis for flat panel speakers has shifted to NeoPlanar.

Licensing, distribution and manufacturing arrangements.    In April 2000, we granted Thomson Multimedia a non-exclusive license to manufacture and market our Stratified Field technology for the home audio market. Thomson produced SFT prototypes but elected not to introduce products to market. In November 2002, we terminated the SFT license agreement and as part of the terms of the termination we acquired certain SFT tooling from Thomson.

In September 2000, we granted a non-exclusive license to HST, Inc. for the manufacture and sale of speakers using our SFT technology for the hi-fi/home theater product category. The agreement is for a term of five years unless earlier terminated for cause. The agreement may also be terminated by either party upon six months prior written notice for any commercially reasonable reason. To date, HST has not produced any speakers incorporating SFT under this agreement.

International Robotics, Inc. also represents our SFT technology under its license agreement described above under “HyperSonic Sound.”

Consumer Product Sales

During fiscal 2002 we continued our sales of portable consumer products sourced by us, private labeled under our name and resold to sporting goods stores and other retailers. Historically, portable consumer product revenues accounted for a majority of our revenues. Effective in October 2002, we discontinued this product line in order to focus financial, personnel and facility resources on our sound technologies which we expect to provide substantially all of our fiscal 2003 revenues.

Customers

For fiscal year ended September 30, 2002, sales to three customers, Bath Iron Works Corporation, Harman, and Vulcan Northwest, Inc., accounted for approximately 19%, 12% and 11% of sales, respectively, with no other single customer accounting for more the 10% of revenues. Bath Iron Works provided research and development funding for our HIDA technology, Harman licensed our NeoPlanar technology, and Vulcan Northwest purchased NeoPlanar products.

For the fiscal year ended September 30, 2001, sales to two customers, ASI and Vulcan Northwest, Inc., accounted for approximately 23% and 10% of sales, respectively. ASI purchased our jet engine patent and Vulcan Northwest purchased PMT products. No other single customer accounting for more than 10% of revenues.

For the fiscal year ended September 30, 2000, sales to two customers, Big 5 and Sam’s Club, accounted for approximately 12% and 23% of product sales, respectively. No other single customer accounted for more than 10% of product sales.

We expect that our sound technology revenues will be diversified in 2003 but until sufficient revenue volume is achieved, the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Competition

Our technologies and products compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. When our products are introduced commercially, we believe we will compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet OEMs’ needs to differentiate their products, the strength of our intellectual property and the strength of future licensee and contract supply arrangements. We may not however be competitive with the existing or future products, technologies or services of our competitors.

We are not aware of any other sound reproduction system that has commercially employed HyperSonic Sound technology concepts similar to and as advanced as those developed by us. Although others have attempted to use parametric speaker concepts to produce sound our and research has revealed that none have progressed to our stage of development and none have been able to produce sufficient sound volume and quality to make a commercially viable system. We also believe our NeoPlanar technology is novel and has distinct market appealing attributes compared to existing and competing flat panel speaker designs. We further believe our PureBass woofer technology offers distinct cost performance benefits versus competitive woofer technology. With regard to our HIDA technology, we are not aware of competitors who have achieved the sound output, high directivity, light weight and other attributes necessary to accomplish the government’s desired specifications for hailing and non-lethal weapon applications.

Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel, (iv) Harman Kardon with its multimedia speakers. There are continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. It is possible that alternate technologies and systems that would be directly competitive with our sound technology have been developed but are unknown to us. Such systems may also currently be in development, and may be developed by others in the future.

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

We believe our success will be dependent upon creating relationships with distributors and OEMs by providing them the ability to differentiate their products with our sound technology attributes.

Suppliers and Production

We have developed a strategic manufacturing relationship with HST, Inc. providing for sub-contract manufacturing of our HSS and NeoPlanar components for customers, distributors and OEMs. We also can assemble HSS components at our San Diego facility and have manufactured NeoPlanar panels at our Carson City, Nevada facility. We anticipate that the majority of future HSS and NeoPlanar components will be manufactured by HST or other contract manufacturers. We currently rely on Amtec Manufacturing for production of PureBass subwoofer units (see “Markets, Licensing and Manufacturing” above). The loss or disruption of these suppliers could have a material adverse effect on our financial condition and results of operations.

Our HSS emitters employ film as a key part of the production process. Our NeoPlanar components employ films and state of the art magnets as key parts. HIDA systems employ customized emitters. We have identified suppliers for these key parts but some parts are on a sole source basis. Although other suppliers are believed to be available, the disruption and cost of changing suppliers could have a material adverse effect on our financial condition and results of operations.

Government Regulation

Certain of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (the “FCC”). We believe we are in substantial compliance with all current applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals currently required for our operations.

Our Hypersonic Sound technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration, as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we were required to provide an abbreviated report to the FDA describing the technology, which we submitted in August 2001. The FDA may respond to such report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should an HSS product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our HSS technology poses any human health risks. However, it is possible that we, or one of our licensees, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

Our HSS systems are being produced to UL (Underwriters Laboratories) requirements for sale in the United States and to similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks on HYPERSONIC®, HSS®, SFT®, STRATIFIED FIELD®, G.A.S®, GREAT AMERICAN SOUND®, and SHAPING THE FUTURE OF SOUND®. There can be no assurance any degree of protection will be granted, or that if granted, that trade names or trademarks could be successfully maintained, defended or protected.

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

Research and Development

The sound reproduction market is subject to rapid changes in technology and designs with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies on a competitive basis. Accordingly, we have in the past, and we expect in the future, to engage in significant research and development activities.

For the fiscal years ended September 30, 2002, 2001 and 2000 we spent $3,537,355, $3,136,109 and $2,086,019 respectively, on company-sponsored research and development, and $84,708, $0 and $0 on customer-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas

Executive Officers

Our executive officers and their ages as of September 30, 2002 are as follows:

Elwood G. Norris, age 64, has been a Director of our company since August 1980. Mr. Norris was appointed as Chief Executive Officer in October 2000. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999 he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period he also held various other executive officer positions at e.Digital. From August 1989 to October 1999 he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with over 44 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies. Mr. Norris devotes approximately 30-35 hours per week to our company.

Terry Conrad, age 45, was appointed our President in October 2000. From July 1998 to October 2000, he served as our Director of Technology Transfer. Mr. Conrad is the co-inventor of our SFT Technology. Mr. Conrad has served in both technical and management capacities in small and mid-sized technology development and manufacturing firms since 1977, with specific audio industry activity for more than 20 years. From 1989 to July 1998, Mr. Conrad held various positions at Carver Corporation, including Director of Operations from January 1997 to July 1998.

Renee Warden, age 38, was appointed Chief Accounting Officer, Treasurer and Secretary in March 1999. From May 1993 until her promotion she served as our Accounting Manager. From June 1997 to May 2002 she served as Controller of e.Digital and she previously served as Accounting Manager for e.Digital. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999.

James Croft, age 49, joined us in October 1997 as Vice President of Engineering. In December 2000 he was appointed Chief Technology Officer. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also Chairman of the Board of Definitive Audio, Inc., and a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985.

Employees

At December 2, 2002, in addition to our four executive officer employees, we employed 24 full-time persons. Of such employees, twelve are in research and development, three in production and materials control, five in general and administrative and four in marketing, sales and licensing. We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement and we consider our relations with our employees to be good.

Item 2.    Properties.

Our executive offices and our research and development and operational facilities are located at 13114 Evening Creek Drive South, San Diego, California. We occupy approximately 12,100 square feet with aggregate monthly payments of $15,991 inclusive of utilities and costs under a sublease expiring July 31, 2003.

We rent on a monthly basis office space utilized for development and production of our NeoPlanar technology, located at 3170 Research Way, Unit 81, Carson City, Nevada. We occupy approximately 2,200 square feet with a monthly payment of $1,210 excluding utilities.

We rent an office suite utilized for our outside sales department on a monthly basis located at 120 Madrone Lane suite 120, Bainbridge Island, Washington. The monthly payment for this office area is $450 inclusive of utilities and costs.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held a special shareholders meeting on September 26, 2002 to approve the following proposals:

To approve an amendment to the Company’s Certificate of Incorporation to (a) increase the number of shares of Common Stock which the Company is authorized to issue from twenty million (20,000,000) to fifty million (50,000,000).

Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
14,457,974	314,916	29,988	-0-

To Ratify The Sale And Issuance By The Company In May 2002 Of 235,400 Shares Of Series D Preferred Stock And Warrants To Purchase An Aggregate Of 517,880 Shares Of Common Stock, And To Approve The Issuance Of Common Stock Upon Conversion Of The Series D Preferred Stock And Upon Exercise Of The Warrants.

Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
8,487,179	242,955	85,168	5,987,576

To Approve An Amendment To The Company’s Certificate Of Incorporation To Modify The Designations, Rights And Preferences Of The Series D Preferred Stock To Conform The Same To The Policies Of The Nasdaq Stock Market Concerning Voting And Conversion Rights Of Convertible Securities Issued By A Listed Company.

Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
8,581,751	216,119	17,432	5,987,576

To approve the Company’s 2002 Stock Option Plan.

Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
8,178,281	588,728	48,293	5,987,576

The foregoing proposals were approved and accordingly ratified.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters.

Market Information

Our common stock is traded and quoted on NASDAQ SmallCap Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2002 and 2001:

	Bid Quotations
	High	Low
Fiscal Year Ending September 30, 2001
First Quarter	$5.6250	$2.0625
Second Quarter	$4.9688	$3.5000
Third Quarter	$5.9500	$2.0938
Fourth Quarter	$4.9700	$2.0625
Fiscal Year Ending September 30, 2002
First Quarter	$3.5000	$1.9200
Second Quarter	$4.5000	$2.2000
Third Quarter	$5.3300	$3.6800
Fourth Quarter	$5.2500	$3.6900

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,099 holders of record of our common stock at December 2, 2002 with 14,356,476 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay dividends in the foreseeable future.

At September 30, 2002, we had five equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2002 Stock Option Plan, the 1997 Stock Option Plan, the 1997 Employee Stock Compensation Plan, the 1992 Incentive Stock Option Plan, and the 1992 Non-Statutory Stock Option Plan. All of these plans have been approved by our stockholders. In addition, from time to time we issue to employees, directors and service providers special stock options and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table gives information as of September 30, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,084,175		$3.61	1,302,325
Equity compensation plans not approved by security holders	425,000	(1)	$4.84	—

Total	1,509,175		$4.23	1,302,325

(1)	Consists of individual special stock option and warrant grants to employees, directors and service providers approved by the Board of Directors from time to time.

Recent Sales of Unregistered Securities

No securities were sold within the past three years, which were not registered under the Securities Act that were not previously reported in prior quarterly or annual filings or described in the following paragraphs.

On September 30, 2002 we sold for cash in a private offering an aggregate of $1,500,000 of 8% Senior Secured Promissory Notes due December 31, 2003 (the “Notes”) to accredited investors. The principal and interest amount of each Note is payable to the Note holder as follows: (a) a quarterly payment of interest only is due on the first business day following the end of each calendar quarter with the first payment due January 2, 2003 and (b) a one-time payment of all outstanding principal plus accrued but unpaid interest is due on December 31, 2003 unless sooner accelerated pursuant to the terms of the Notes.

The Notes are secured by our accounts receivable, equipment, goods, instruments and inventory. The Notes are senior in priority to all other indebtedness other than (i) amounts owed to equipment lessors pursuant to equipment lease lines approved by our Board of Directors, (ii) all obligations and liabilities in connection with the lease of real property, (iii) all other current and future indebtedness which the holders of more than 50% of the aggregate principal amount of the Notes agree in writing shall be senior to the Notes and (iv) all modifications, renewals, extensions and refunding of indebtedness, liabilities or obligations of the kind described in any of the preceding clauses.

We may redeem the Notes at any time at our option. The Notes are also subject to mandatory redemption upon the closing of a sale of securities involving equity securities in an amount exceeding $3,000,000. If the Notes are redeemed on or prior to December 31, 2002, we will pay to the Holders (i) the outstanding principal on the Notes, or the portion of the Notes to be redeemed, plus (ii) accrued but unpaid interest on the redeemed portion of the Notes through December 31, 2002, plus (iii) an amount equal to two months interest on the redeemed portion of the Notes. If the Notes are redeemed after December 31, 2002, we will pay to the Holders (i) the outstanding principal on the Notes, or the portion of the Notes to be redeemed, plus (ii) accrued but unpaid interest on the redeemed portion of the Notes through the date of redemption, plus (iii) an amount equal to two months interest on the redeemed portion of the Notes.

The Notes were offered and sold without registration under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) and Rule 506 thereunder, and appropriate legends were placed on the Notes.

On September 30, 2002 we issued a warrant exercisable for a period of five years for 100,000 shares of common stock at an exercise price of $4.25 per share to a consultant for consulting services. The securities were offered and sold to an accredited investor without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) and rule 506 thereunder and appropriate legends were placed on the warrant agreement.

Item 6.    Selected Financial Data

The following is a summary of selected financial data as of and for the five most recent fiscal periods ended. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the Notes thereto appearing elsewhere in this document.

For the fiscal years ended September 30,

	2002	2001	2000	1999	1998
Statement of Operations:
Net revenues	$1,010,752	$855,342	$1,433,050	$823,753	$244,758
Gross profit (loss)	326,908	277,066	382,155	204,088	(162,365)
Net loss	(8,220,132)	(5,046,219)	(3,068,046)	(3,041,634)	(4,593,713)
Net loss available to common stockholders	(8,503,044)	(5,166,941)	(7,948,994)	(3,809,486)	(4,593,713)
Net loss per share-basic and diluted	(0.60)	(0.38)	(0.67)	(0.33)	(0.42)
Weighted average number of shares-basic and diluted	14,193,508	13,563,101	11,868,511	11,408,264	10,889,654

As of September 30,
	2002	2001	2000	1999	1998
Balance Sheet:
Working capital	$554,713	$892,040	$4,794,743	$1,096,475	$985,888
Total assets	3,789,634	3,837,284	7,275,614	2,161,036	1,683,745
Long-term obligations	$3,153,012	—	—	—	—
Total stockholders’ equity (deficit)	(884,882)	2,993,495	6,829,875	1,717,192	1,402,912

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Overview

We are focused on commercializing our proprietary HyperSonic, NeoPlanar, PureBass and HIDA sound technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range woofer designed to complement our HSS, NeoPlanar technologies and other high performance satellite systems. Our HIDA technology employs proprietary techniques and components to produce variable intensity directional acoustical sound intended for use as a hailing device or supercharged megaphone or as a non-lethal weapon. Our strategy is to commercialize these technologies through licensing and product sales to customers, distributors and OEMs. We believe our HSS, NeoPlanar and PureBass technologies meet customer and OEM requirements. These technologies have been licensed to OEMs and are being transferred to production. We expect product royalties to commence in fiscal 2003 from these technologies. We are also producing HSS and NeoPlanar systems for sale to customers, distributors and OEMs. We are in the early stage of sales and licensing of our sound technologies with many customers purchasing systems for evaluation and demonstration.

We incurred net losses of $8,220,132, $5,046,219 and $3,068,046 in the fiscal years ended September 30, 2002, 2001 and 2000. We have substantial research and development and general administrative expenses, and our revenues from our audio technologies and portable consumer products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2003, and we anticipate that we will need to raise additional capital to meet anticipated operating costs. See “Liquidity and Capital Resources” below. As a result our need for capital and our net losses to date, our independent auditors have noted in their report on our financial statements substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability in future periods.

We license our technologies for production by others. When we license an audio technology, we typically receive a flat fee up-front, with the balance of payments based upon a percentage of net revenues of the products in which our technology is incorporated. Revenues from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

In other instances we supply complete systems or components used in other products to customers, distributors or OEMs. In these cases we include our intellectual property fees in the selling prices of the systems or components. We currently produce HSS systems and NeoPlanar panels which are installed as a component of a sound system.

Our various technologies are high risk in nature. Unanticipated technical obstacles can arise at any time and disrupt sales or licensing activities and result in lengthy and costly delays. There can be no assurance commercially viable sound products offered by us or by our customers, distributors or OEMs will meet with market acceptance or that such products will perform on a cost-effective basis.

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See “Risk Factors” below.

During fiscal 2002 we recorded revenues of $301,116 for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. Historically, portable consumer product revenues accounted for a majority of our revenues. Effective in October 2002, we discontinued this product line in order to focus financial, personnel and facility resources on our sound technologies, which we expect to provide substantially all of fiscal 2003 revenues.

Demand for our sound technologies and products is subject to significant month to month variability resulting from seasonal demand fluctuations and the limited number of customers and market penetration achieved by us to date. Further, we expect future sales may be concentrated with a limited number of customers. We are also reliant on outside suppliers for components of our products and outside manufacturers for assembly and there can be no assurance of future supply. The markets for our products and future products and technologies are subject to rapidly changing customer tastes and a high level of competition. Demographic trends in society, marketing and advertising expenditures, and product positioning in retail outlets, technological developments, seasonal variations and general economic conditions influence demand for our products. Because these factors can change rapidly, customer demand can also shift quickly. We may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and/or limited financial resources.

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

Revenue Recognition

We derive our revenue primarily from two sources: (i) product revenue and (ii) contract and license fee revenue. Product revenues are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Revenues from ongoing per unit license fees are earned based on units shipped incorporating the our patented proprietary technologies and are recognized in the period when the manufacturers’ units shipped information is available to us and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

Research and Development Expenses

Research and development expenses are salaries and related expenses associated with the development of our proprietary sound technologies and include compensation paid to engineering personnel and fees to outside contractors and consultants.

Deferred Tax Asset

We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

Results of Operations (Fiscal Years ended September 30, 2002, 2001 and 2000)

Total revenues for the fiscal year ended September 30, 2002 were $1,010,752, an 18% increase from revenues of $855,342 for fiscal 2001. Revenues for fiscal 2000 were $1,433,050. The majority of revenues for each of the three fiscal years were from product sales. Fiscal 2002 revenues included $693,097 of product sales and $317,655 of contract and license revenues, fiscal 2001 revenues included $815,859 of product sales and $39,483 of contract and license revenues and fiscal 2000 revenues included $1,295,534 of product sales and $137,516 of contract and license revenues. In fiscal 2001 and 2000 product sales consisted primarily of private label consumer products sourced by us and resold to customers. Fiscal 2002 product sales included $305,208 of consumer product sales and $387,889 from the sale of NeoPlanar and HSS products. Fiscal 2001 consumer product revenues were less than fiscal 2000 in part due to a delay in introduction of a new portable consumer product due to a supplier’s failure to meet specifications. Consumer product sales were historically volatile due to changing customers and product offerings and reliance on a limited number of customers. Since we have discontinued our portable consumer products line, fiscal 2003 revenues for these products will be substantially below those for fiscal 2002, and will be limited to sales of inventory on hand.

Contract and license revenues were $317,655 in fiscal 2002 compared to $39,483 for fiscal 2001. Contract and license revenues for fiscal 2000 were $137,516. For the year ended September 30, 2002 we had $276,667 collected and recorded as unrecognized revenue for contracts and licenses entered into during the year. We recognize upfront fees and advance revenues over the term of respective license agreements. At September 30, 2001 we had $248,611 collected and recorded as unrecognized revenue for contract and license revenues. Fiscal 2000 contract and license revenues consisted of amounts earned on development contracts for customers. Existing license agreements do not assure future revenues and unit royalty payments are due only as products are sold.

We expect revenue from marketing and licensing activities and sound product sales to increase in fiscal 2003. Since these are new technologies whose applications have not yet been demonstrated commercially on a widespread basis, such revenues are difficult to predict, and may not lead to positive net income in fiscal 2003 or thereafter.

Cost of sales for the fiscal year ended September 30, 2002 were $683,844 resulting in a gross profit of $326,908 or 32% of total revenues. This compares to a gross profit for fiscal years 2001 and 2000 of $277,066 or 32% and $382,155 or 27% respectively. It is difficult to compare historical gross profit percentages due to changes in contract and license revenues as a percentage of total revenues and changes in the product mix in each year. The gross profit percentage in fiscal 2002 is comparable to that of 2001 but resulted from lower margins on consumer product sales, higher startup production costs for HSS and NeoPlanar products offset by an increase in higher margin contract and license fees. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues and the types of products sold to customers. Margins may vary significantly from period to period.

Selling, general and administrative expense increased from $2,319,690 in fiscal 2001 to $3,046,537 in fiscal 2002. Selling, general and administrative expense for fiscal 2000 was $2,563,223. The $726,847 increase in 2002 resulted from an increase of $105,000 in personnel costs in connection with the issuance of 25,000 restricted shares of common stock issued to one employee as part of his employment agreement, a reclassification of $25,758 from engineering sales support to sales and marketing, an increase of $18,250 for temporary labor, a $46,541 increase in insurance premiums, an increase of $100,501 in the legal expenses for services performed on contracts and the write off of abandoned patents, an increase of $29,870 for shareholder relations, an increase of $135,037 for professional services, and an increase in non-cash compensation expense of $271,968 for the issuance of 130,000 options and warrants to non-employees. The $243,533 decrease in 2001 from the prior year resulted from the termination of two employees having salaries of $224,091, a decrease of $62,305 in other personnel related costs, partially offset by an increase of $46,648 in health and workers compensation insurance costs. We may expend additional resources on marketing our sound technologies in the future quarters, which may increase selling, general and administrative expenses in future periods.

For the year ended September 30, 2002 we recorded in selling, general and administrative $304,920 for services paid through the issuance of 74,129 shares of common stock. For the year ended September 30, 2001 we recorded in selling, general and administrative $136,020 for services paid through the issuance of 36,093 shares of common stock. In fiscal 2000 we recorded in selling, general and administrative $81,110 for services paid through the issuance of 8,233 shares of common stock. The amounts recorded are based on the estimated fair market value of the shares, which is determined based on the quoted stock price on the day of issuance.

Research and development costs for the year ended September 30, 2001 were $3,622,063 compared to $3,136,109 for the prior year. Research and development costs were $2,086,019 for fiscal 2000. The increase of $485,954 in fiscal 2002 from 2001 resulted from primarily from the increase in consulting services of $487,913 related to the development of the ModAmp for HSS. During fiscal year 2002 we issued to a consultant stock options vesting periodically As of September 30, 2002, we recorded $157,341 as consulting expense for the valuation of 75,000 vested stock options. The increase of $1,050,090 in fiscal 2001 from 2000 resulted primarily from an increase of $428,764 in technology amortization and depreciation expense, an increase in research related salaries of $299,634 for four additional engineers, an increase of $47,213 for travel costs due the increase of engineers and an increase of $217,728 for materials and film development.

Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2003 research and development costs to remain at comparable levels to fiscal 2002 or at lower levels based on current staffing and budgeting.

As a result of the above factors, we experienced a loss from operations of $6,362,384 during the year ended September 30, 2002, compared to a loss from operations of $5,178,733 for the year ended September 30, 2001 and a loss from operations of $4,267,087 for the year ended September 30, 2000. We expect to incur continued operating losses until we are able to produce revenues sufficient to support operating costs. There can be no assurance we will be successful in such efforts.

For fiscal 2002, interest income was $15,596 as compared to $130,314 and $211,843 for fiscal 2001 and 2000, respectively. This decrease is the result of lower interest rates and reduced cash balances.

We incurred a net loss of $8,220,132 for fiscal 2002, compared to a net loss of $5,046,219 for fiscal 2001 and a net loss of $3,068,046 for fiscal 2000. In fiscal 2000 we recognized $988,112 in gains from the sale of investment securities. At September 30, 2002 we have no investment securities for future sale. We have federal net loss carryforwards of approximately $23,259,000 expiring through 2022. The amount and timing of the utilization of our net loss carryforwards may be substantially limited as result of changes in ownerships under Section 382 of the Internal Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management is unable to determine that it is more likely than not that the deferred tax asset will be realized.

The net loss available to common stockholders for fiscal 2002 was increased in computing loss per share of common stock by accretion of the Series B, C and D Preferred Stock of $16,932, $12,000 and $58,044, respectively, $104,444 imputed deemed dividends from a discount provision upon the issuance of Series D Preferred Stock and a $91,492 an imputed deemed dividend on warrants issued in conjunction with the issuance of the Series D Preferred Stock. The net loss available to common stockholders for fiscal 2001 was increased in computing loss per share of common stock by accretion of the Series B and Series C Preferred Stock of $108,722 and $12,000, respectively. The net loss available to common stockholders for fiscal 2000 was increased in computing loss per share of common stock by an imputed deemed dividend on warrants issued with our Series C Preferred Stock in the amount of $1,478,000, accretion of the Series B and Series C Preferred Stock of $126,118 and $171,830, respectively, a $1,031,250 imputed deemed dividend from a discount provision and a cumulative effect of a change in accounting principles of $2,073,750. The imputed deemed dividends are not a contractual obligation to pay such imputed dividends in cash or otherwise.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities developing and introducing our sound technologies. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. Our negative cash flow from operating activities was $4,179,286 for the fiscal year ended September 30, 2002, $3,628,253 for fiscal 2001 and $3,690,599 for fiscal 2000. During fiscal 2002, the net loss of $8,220,132 included certain expenses not requiring the use of cash totaling $3,258,834. In addition, cash was provided by operating activities through a decrease of $60,132 in inventories, a $6,098 decrease in accounts receivable, a decrease of $47,030 in prepaid expenses and other, a $411,756 increase in accounts payable and a $256,996 increase in accrued liabilities including $276,667 of unearned license revenues.

At September 30, 2002 we had approximately 48 days product sales in accounts receivable as compared to 52 days at September 30, 2001. Terms with individual customers vary greatly. Large retail chains often require 90-120 day terms on sales. We expect shipment of sound technology products to be prepaid or on a maximum of 30-day terms. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the year ended September 30, 2002, we used approximately $84,080 for the purchase of laboratory equipment and we made investments of $305,418 in patents. We anticipate a continued investment in patents in fiscal 2003. Dollar amounts to be invested on these patents are not currently estimable by management.

Financing activities during the year ended September 30, 2002 provided $5,010,932 in net cash from the issuance of common stock, preferred stock and promissory notes, compared to $1,025,000 during the year ended September 30, 2001 and $7,436,564 during the year ended September 30, 2000. During the year ended September 30, 2002, we received net proceeds of $1,500,000 from the issuance of senior secured promissory notes, net proceeds of $2,275,248 from the issuance of Series D preferred stock and $1,225,000 from the issuance of convertible promissory notes.

The convertible promissory notes accrue interest at the rate of 12% per annum until maturity. The notes were originally due December 31, 2002, but the due date was extended to December 31, 2003 by agreement of the note holders in November 2002. Holders of these notes may convert the principal balance of these notes and all accrued interest into shares of our common stock at a conversion price of $2.00. The conversion price may be adjusted downward if we sell securities for less than an effective price of $2.00 per share. We have the right to require conversion of the notes after our stock trades above $5.00 per share for five consecutive trading days and we have an effective registration statement for the resale of the conversion shares. We intend to exercise this right as soon as we are able. In addition, the purchasers in these transactions received warrants to purchase one common share for each $2.00 in note principal purchased. The exercise price is $2.00 per share, subject to downward adjustment if we sell securities for less than an effective price of $2.00 per share. We have issued $2.025 million in principal amount of convertible subordinated notes, which as of November 11, 2002 were convertible into an aggregate of 1,147,134 common shares, and 1,012,500 warrants, all of which are outstanding. The holders of the convertible notes have “piggyback” registration rights for the shares obtainable upon conversion of the notes and exercise of the associated warrants.

The holders of our outstanding shares of Series D Preferred Stock may convert the dollar amount of these shares, increased by $0.60 per share per annum, into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $4.50 before December 31, 2002, or lower than $2.00 after December 31, 2002. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. Accordingly, the outstanding 235,400 shares of Series D Preferred Stock are presently convertible into an aggregate of 539,621 common shares. In addition, the purchasers in these transactions received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants is $4.50 per share, subject to downward adjustment if we sell securities for less than an effective price of $4.50 per share. We may call the Series D Preferred Stock for conversion if the market price of the common stock exceeds $9.50 per share for ten consecutive trading days and we have an effective registration statement for the resale of the conversion shares. All of the 235,400 issued shares of our Series D Preferred Stock are outstanding.

On September 17, 2002, we filed a registration statement for the resale of the common shares obtainable upon conversion of the convertible promissory notes and the Series D Preferred Stock and upon exercise of the associated warrants. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

The terms of the Senior Secured Promissory Notes are described under “Market for Registrant’s Common Equity and Related Shareholder Matters” above.

At September 30, 2002, we had working capital of $554,713 as compared to $892,040 for the year ended September 30, 2001 with the reduction resulting primarily from increased current liabilities.

We have financed our operations primarily through the sale of preferred stock, exercises of stock options, sale of convertible and other notes, proceeds from the sale of investment securities and margins from product sales. At September 30, 2002, we had cash of $1,807,720. Primarily as a result of cash used in operating activities offset by the proceeds from financing activities, our cash position increased by $453,648 from September 30, 2001. Based on our cash position and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) expected royalty and licensing proceeds; we believe we will require approximately $2 million of additional cash for operations for the next twelve months. We believe increased sales of HSS and NeoPlanar products may provide a portion of this cash. We believe that any required investment capital will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Any equity-based source of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than cash and cash equivalents, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the commercialization of our technologies may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 Year		4-5 Years	After 5 Years
Operating leases	$168,893	$33,012		$—	$—
Employment agreements	$143,250	$124,200		—	—
Convertible promissory notes
Due December 31, 2003	—	$3,168,208	(1)	—	—
Senior secured promissory notes	$120,000	$1,530,247		—	—

Total contractual cash obligations	$432,143	$4,855,667		$—	$—

(1)	Assumes notes are not sooner converted to common shares.

New Accounting Pronouncements

The Financial Accounting Standards Board has issued new pronouncements for future implementation as discussed in our financial statements (see page F-11). As discussed in the notes to the financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

Risk Factor

An investment in our shares of common stock involves a high degree of risk. In deciding whether to purchase shares of our common stock, you should carefully consider the following risk factors, in addition to other information contained in this Annual Report. Factors that could cause or contribute to differences in our actual results include those discussed in this section, as well as those discussed elsewhere in this Annual Report. Additional risks and uncertainties not presently known to us or that we currently consider to be immaterial may also impair our business operations.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We have incurred significant operating losses and anticipate continued losses in fiscal 2003. At September 30, 2002 we had an accumulated deficit of $28,140,044. Due to our net losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We will need additional capital to support our operations during the next twelve months. If additional capital is not available, we may have to curtail or cease operations.

Our current plans indicate we will need at least $2.0 million in additional capital to support our planned level of operations for the next twelve months. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. A portion of these funds may be generated from operations from licensing and HSS product sales. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the extent to which we receive royalties from existing license agreements for our sound technologies;

•	our success in entering into new licensing arrangements for our sound technologies;

•	our success in producing and selling HSS and NeoPlanar products to customers;

•	our progress with research and development; and

•	the costs and timing of obtaining new patent rights.

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

We have substantial debt which adversely affects us.

We have a substantial amount of debt, including the following as of December 2, 2002:

•	$1.5 million in senior secured promissory notes due December 31, 2003.

•	$2.025 million in convertible subordinated promissory notes due December 31, 2003.

The substantial amount of our indebtedness impacts us in a number of ways:

•	We have to dedicate a portion of cash flow from operations to interest payments on the senior secured promissory notes, which reduces funds available for other purposes.

•	We may not have sufficient funds to pay quarterly interest payments on the senior secured promissory notes, which could lead to a default.

•	The existing debt may make it difficult for us to obtain additional financing for working capital or other purposes.

•	If we default on the senior secured promissory notes, the holders could take control of all of our accounts receivable, equipment, goods, instruments and inventory.

These factors generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

We may not have sufficient funds to pay the $4.19 million balance on promissory notes due December 31, 2003.

We have issued convertible subordinated promissory notes in the aggregate face amount of $2.025 million, and senior secured promissory notes in the aggregate face amount of $1.5 million. All of these notes mature on December 31, 2003, and if they are not sooner paid or, in the case of the convertible notes, converted, we will owe $4,192,560 in principal and accrued interest on that date.

We have a right to force conversion of the amounts due under the convertible subordinated promissory notes to common shares at conversion price of $2.00 per share, but we can exercise that right only if our stock price exceeds $5.00 per share for five trading days in a row, and we have on file with the SEC an effective registration statement for the resale of such shares. The convertible note holders may voluntarily convert the notes to common shares at a conversion price of $2.00 per share any time before payment, but they are not obligated to do so unless the conditions for mandatory conversion are met. If our stock price is below $2.00 per share at December 31, 2003, it is unlikely any remaining holders will elect to convert, and the notes will be due and payable unless they are renegotiated. Even if our stock price exceeds $2.00 per share on that date or before, some or all of the holders may not elect to convert their notes. During the last 30 trading days, the closing sale price of our common shares has ranged from $3.91 to $4.33.

We may not have sufficient funds available to make the required maturity payments. If we do not have sufficient funds, one or more note holders could declare its note in default. The senior secured promissory notes are secured by our accounts receivable, equipment, goods, instruments and inventory. If we default on the payment of such notes, the holders will have the right to take control of all of the assets which secure the notes.

Although the convertible subordinated notes are unsecured, those note holders could obtain a judgment and enforce that judgment by taking control of some or all of our assets. Upon default, note holders could also commence involuntary bankruptcy proceedings, which could significantly impair our business and the value of your stock. Even if we do have sufficient funds to pay those notes at maturity, such payments could impair our ability to meet other critical operating expenses, and could require us to scale back our research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.

We are an early stage company introducing new technologies. If commercially successful products do not result from our efforts, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar, PureBass and HIDA technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, competition, obsolescence, loss of key technical personnel and other factors. Our revenues from our sound technology have been limited to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our portable consumer products have been the primary source of our historical revenues. You cannot rely on period-to-period comparisons of our results of operations as an indication of future performance.

To date, we have derived most of our revenues from the sale of portable consumer electronics products. We expect future revenues will primarily be generated from our proprietary sound reproduction and other electronic technologies, but there can be no assurance we will achieve substantial revenues from these technologies. If we do not achieve substantial revenues from these technologies, you may not be able to rely on period-to-period comparisons of our results of operations as an indication of future performance.

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

Our historical revenues derived almost exclusively from portable consumer products, and we expect a majority of future revenues to be generated from our sound reproduction technologies. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and license our sound reproduction technologies or our ability to supply components to customers, distributors or OEMs;

•	market acceptance of and changes in demand for products of our licensees;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;

•	product obsolescence and the management of product transitions and inventory;

•	production delays by customers, distributors, OEMs or by us or our suppliers;

•	seasonal fluctuations in sales;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

Some or all of these factors could adversely affect demand for OEM products incorporating our sound reproduction technologies, and therefore adversely affect our future operating results.

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

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and HIDA for which there are no established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our HSS technology is subject to government regulation, which could lead to unanticipated expense or litigation.

Our HyperSonic Sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a licensee or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a licensee or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operations. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of our Annual Report on Form 10-K, under the heading “Government Regulation.”

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

As we do not have the production, marketing and selling resources to commercialize our products on our own, our strategy is to establish business relationships with leading participants in various segments of the electronics and sound reproduction markets to assist us in producing, marketing and selling products that include our sound technologies.

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

We are dependent on outside suppliers, including HST, Inc. Disruptions in supply could adversely affect us.

We have developed a strategic manufacturing relationship with HST, Inc. providing for sub-contract manufacturing of our HSS and NeoPlanar products. The loss or disruption of HST, Inc. as a supplier could have a negative impact on our financial condition and results of operations. We also have a manufacturing arrangement with Amtec Manufacturing for our PureBass subwoofer units. These are sole supplier arrangements, and the loss or a disruption of supply could have a negative impact on our ability to introduce these technologies in volume. Once introduced in volume, the loss or disruption of supply could reduce future revenues, adversely affecting financial condition and results of operations.

Any inability to adequately protect our proprietary technologies could harm our competitive position.

We are heavily dependent on patent protection to secure the economic value of our technologies. We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. Patents may not be issued from some or all of our pending applications. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Issued patents may be challenged or invalidated. Further, we may not receive patents in all countries where our products can be sold or licensed. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against us. Third parties may charge that our technologies or products infringe their patents or proprietary rights. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may be forced to obtain licenses, which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a negative effect on our business prospects.

If our key employees do not continue to work for us, our business will be harmed because competition for replacements is intense.

Our performance is substantially dependent on the performance of our executive officers and key technical employees, including Elwood G. Norris, our CEO. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, there can be no assurance that we will be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

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

Our convertible subordinated note financing may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the convertible subordinated notes we sold in September and October of 2001. Holders of these notes may convert the principal balance of these notes and all accrued interest into shares of our common stock at a conversion price of $2.00. The conversion price may be adjusted downward if we sell securities for less than an effective price of $2.00 per share. We have the right to require conversion of the notes after our stock trades above $5.00 per share for five consecutive trading days and we have an effective registration statement for the resale of the conversion shares. We intend to exercise this right as soon as we are able. In addition, the purchasers in these transactions received warrants to purchase one common share for each $2.00 in note principal purchased. The exercise price is $2.00 per share, subject to downward adjustment if we sell securities for less than an effective price of $2.00 per share. We initially issued $2.025 million in principal amount of convertible subordinated notes, which as of November 11, 2002 were convertible into an aggregate of 1,147,134 common shares, and 1,012,500 warrants, all of which are outstanding. The 12% convertible subordinated notes are due December 31, 2003, and accrue interest at 12% per annum.

Holders of our common stock could experience substantial dilution form the conversion of the convertible subordinated notes and exercise of the related warrants. In the event the conversion or exercise price is lower than the actual trading price on the day of conversion or exercise, the holder could immediately sell all of its converted common shares and exercised warrant shares, which would have a dilutive effect on the value of the outstanding common shares. Even the mere perception of eventual sales of common shares issued on the conversion of the convertible subordinated notes or exercise of the related warrants could lead to a decline in the trading price of our common stock.

Our Series D Preferred Stock financing may result in dilution to our common stockholders. The holders of Series D Preferred Stock will receive more common shares on conversion if the market price of our common stock declines.

Dilution of the per share value of our common shares could result from the conversion of most or all of the Series D Preferred Stock we sold in May 2002. There are currently outstanding 235,400 shares of our Series D Preferred Stock. The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $4.50 before December 31, 2002, or lower than $2.00 after December 31, 2002. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. Accordingly, the outstanding 235,400 shares of Series D Preferred Stock are presently convertible into an aggregate of 539,621 common shares. In addition, the purchasers in these transactions received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants is $4.50 per share, subject to downward adjustment if we sell securities for less than an effective price of $4.50 per share. We may call the Series D Preferred Stock for conversion if the market price of the common stock exceeds $9.50 per share for ten consecutive trading days and we have an effective registration statement for the resale of the conversion shares.

Holders of our common stock could experience substantial dilution from the conversion of the Series D Preferred Stock and exercise of the related warrants. As a result of the floating conversion price, the holders of Series D Preferred Stock will receive more common shares on conversion if the price of our common shares declines. To the extent that the Series D stockholders convert and then sell their common shares, the common stock price may decrease due to the additional shares in the market. This could allow the Series D stockholders to receive greater amounts of common stock, the sales of which would further depress the stock price. Furthermore, the significant downward pressure on the trading price of our common stock as Series D Preferred Stock and related warrant holders convert or exercise these securities and sell the common shares received could encourage short sales by the holders of Series D Preferred Stock and the related warrants, or other stockholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series D Preferred Stock or exercise of the related warrants could lead to a decline in the trading price of our common stock.

Our stock price is volatile and may continue to be volatile in the future.

Our common stock trades on the NASDAQ Small Cap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	developments concerning our sound reproduction technologies;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the consumer electronics market;

•	announcements of merger or acquisition transactions; and

•	other events or factors and general economic and market conditions.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $1.8 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $18,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Our long-term indebtedness is all fixed rate and is not subject to interest rate volatility.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 (immediately following page 29 of this report) with the index to financial statements followed by the financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2003 (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption Executive Officers.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item	14. Controls and Procedures.

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Financial Statements:

Exhibit Index

3.    Articles and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for March 31, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002.*

3.2	Bylaws of American Technology Corporation. Filed as Exhibit 2.3 on Form 10-SB effective August 1, 1994.

10.    Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for September 30, 1996.

10.3	1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992. Filed as Exhibit 6.8 on Form 10-SB effective August 1, 1994.

10.3.1	Standard form of Incentive Stock Option Plan Agreement. Filed as Exhibit 6.8.1 on Form 10-SB effective August 1, 1994.

10.4	1992 Non-Statutory Stock Option Plan. Filed as Exhibit 6.9 on Form 10-SB effective August 1, 1994.

10.5	Sublease agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.

10.6	1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 on Form S-8 dated March 24, 1997.

10.7	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for September 30, 1997.

10.8	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.

10.9	Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 on Form 10-KSB dated December 29, 1998.

10.10	Employment Agreement effective as of October 15, 2002 between the Company and Terry Conrad *

10.11	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.

10.12
Form of 12% Convertible Subordinated Promissory Note due December 31, 2002 aggregating $2,025,000 granted to accredited investors (individual notes differ as to holder, amount and issuance date). Filed as Exhibit 4.11 on Form 8-K dated October 12, 2001.

10.12.1	Amendment to 12% Convertible Subordinated Promissory Note dated November 19, 2002.*

10.13
Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.14	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002.

10.14.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2002.

10.15
Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2002.

10.17.1.1	Form of Security Agreement Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.16
Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differ as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002. Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.18
HSS Emitter and System Supply and Manufacture Agreement between ATC and HST, Inc. dated July 18, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. *

10.19
License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. *

23    Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP*

99    Additional Exhibits

99.1	Certification of Chief Executive Officer and Principal Financial Officer.

*	Filed concurrently herewith

(b)	Reports on Form 8-K

We filed a Form 8-K on September 10, 2002 containing disclosure in Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION December 23, 2002

By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Elwood G. Norris and Renee Warden, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 23, 2002	By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 23, 2002	By:	/s/ TERRY CONRAD
President

Date: December 23, 2002	By:	/s/ RENEE WARDEN
Renee Warden, Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: December 23, 2002	By:	/s/ RICHARD M. WAGNER
Richard M. Wagner Director

Date: December 23, 2002	By:	/s/ O’CONNELL J. BENJAMIN
O’Connell J. Benjamin Director

Date: December 23, 2002	By:	/s/ DAVID J. CARTER
David J. Carter Director

Date: December 23, 2002	By:	/s/ DANIEL HUNTER
Daniel Hunter Director

CERTIFICATIONS

I, Elwood G. Norris, certify that:

1.	I have reviewed this annual report on Form 10-K of American Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002

/s/ ELWOOD G. NORRIS
Elwood G. Norris, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Renee Warden, certify that:

1.	I have reviewed this annual report on Form 10-K of American Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 23, 2002

/s/ RENEE WARDEN
Renee Warden, Chief Accounting Officer, Treasurer and Secretary (Principal Financial Officer)

AMERICAN TECHNOLOGY CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	F-2

Balance Sheets as of September 30, 2002 and 2001	F-3

Statements of Operations for the Years Ended
September 30, 2002, 2001 and 2000	F-4

Statements of Comprehensive Loss for the Years Ended
September 30, 2002, 2001 and 2000	F-5

Statements of Stockholders’ Equity (Deficit) for the Years Ended
September 30, 2002, 2001 and 2000	F-6

Statements of Cash Flows for the Years Ended
September 30, 2002, 2001 and 2000	F-7

Summary of Accounting Policies	F-8–F-12

Notes to Financial Statements	F-13–F-22

Schedule II—Valuation and Qualifying Accounts	F-23

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 2002 and 2001, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies to the financial statements, the Company has suffered substantial recurring losses from operations and has significant debt coming due in December 2003. These matters, amount others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the summary of accounting policies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    BDO SEIDMAN, LLP

Costa Mesa, CA
November 19, 2002

AMERICAN TECHNOLOGY CORPORATION

BALANCE SHEETS

September 30,	2002	2001
ASSETS
Current Assets:
Cash	$1,807,720	$1,354,072
Trade accounts receivable, less allowance of $20,191 and $20,191 for doubtful accounts	111,486	117,584
Inventories [note 1]	136,881	197,013
Prepaid expenses and other	20,130	67,160

Total current assets	2,076,217	1,735,829
Equipment, net [note 2]	363,448	516,208
Patents, net of accumulated amortization of $141,314 and $74,584	1,034,333	848,783
Purchased technology, net of accumulated amortization of $946,864 and $526,036 [note 3]	315,636	736,464

Total assets	$3,789,634	$3,837,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$733,531	$321,775
Accrued liabilities:
Payroll and related	202,432	159,311
Deferred revenue	276,667	248,611
Other	59,632	114,092
Interest on notes	240,279	—
Capital lease short-term portion [note 9]	8,963	—

Total current liabilities	1,521,504	843,789

Long-Term Liabilities:
12% Convertible Promissory Notes, net of $345,000 debt discount [note 5]	1,380,000	—
Related party 12% Convertible Promissory Notes, net of $60,000 debt discount [note 5]	240,000
8% Senior Secured Promissory Notes	1,500,000	—
Capital lease long-term portion [note 9]	33,012	—

Total liabilities	4,674,516	843,789

Commitments and contingencies [notes 7 and 8]

Stockholders’ equity (deficit) [notes 5, 6 and 7]
Preferred stock, $0.00001 par value; 5,000,000 shares authorized
Series B Preferred stock 250,000 shares designated: 0 and 168,860 issued and outstanding, respectively.	—	2
Series C Preferred stock 300,000 shares designated: 10,000 issued and outstanding each period. Liquidation preference of $230,510 and $218,510, respectively.	—	—
Series D Preferred stock 250,000 shares designated: 235,400 and 0 issued and outstanding, respectively. Liquidation preference of $2,412,046 and $0, respectively.	2	—
Common stock, $0.00001 par value; 50,000,000 shares authorized 14,351,476 and 13,704,139 shares issued and outstanding	144	137
Additional paid-in capital	27,255,016	22,913,268
Accumulated deficit	(28,140,044)	(19,919,912)

Total stockholders’ equity (deficit)	(884,882)	2,993,495

Total liabilities and stockholders’ equity (deficit)	$3,789,634	$3,837,284

See accompanying summary of accounting policies and notes to financial statements and report of independent certified public accountants.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

Years Ended September 30,	2002	2001	2000
Revenues:
Product sales [note 10]	$649,020	815,859	$1,295,534
Related party sales [note 12]	44,077	—	—
Contract and license	317,655	39,483	137,516

Total revenues	1,010,752	855,342	1,433,050
Cost of revenues [note 11]	683,844	578,276	1,050,895

Gross profit	326,908	277,066	382,155

Operating expenses:
Selling, general and administrative	3,046,537	2,319,690	2,563,223
Research and development	3,622,063	3,136,109	2,086,019
Gain (loss) on sales of asset	(11,500)	—	—
Loss on impairment of equipment	32,192	—	—

Total operating expenses	6,689,292	5,455,799	4,649,242

Loss from operations	(6,362,384)	(5,178,733)	(4,267,087)

Other income (expense):
Interest income	15,596	130,314	211,843
Interest expense	(1,872,544)	—	—
Gain (loss) on sales of investment securities	—	—	988,112
Other	(800)	2,200	(914)

Total other income (expense)	(1,857,748)	132,514	1,199,041

Net loss	$(8,220,132)	$(5,046,219)	$(3,068,046)

Dividend requirements on convertible Preferred Stock and other	282,912	120,722	4,880,948
Net loss available to common stockholders	$(8,503,044)	$(5,166,941)	$(7,948,994)

Net loss per share of common stock—basic and diluted	$(0.60)	$(0.38)	$(0.67)

Average weighted number of common shares outstanding	14,193,508	13,563,101	11,868,511

See accompanying summary of accounting policies and notes to financial statements and report of independent certified public accountants.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

Years Ended September 30,	2002	2001	2000
Net Loss	$(8,220,132)	$(5,046,219)	$(3,068,046)
Reclassification adjustment for gains included in net income	—	—	(299,445)

Comprehensive loss	$(8,220,132)	$(5,046,219)	$(3,367,491)

See accompanying summary of accounting policies and notes to financial statements and report of independent certified accountants.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2002, 2001 and 2000

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock			Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital
Balance, September 30, 1999	250,000	$3	—	$—	—	$—	11,464,213	$115	$13,251,171	$(27,895)	$(11,805,647)	$299,445	$1,717,192
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	268,600	3	539,064	—	—	—	539,067
For compensation and services [note 7]	—	—	—	—	—	—	8,233	—	81,110	—	—	—	81,110
Purchase of technology [note 3]	—	—	—	—	—	—	200,000	2	962,498	—	—	—	962,500
Upon exercise of warrants from $5.00 to $7.50	—	—	—	—	—	—	147,500	2	972,498	—	—	—	972,500
Cashless exercise of warrants	—	—	—	—	—	—	33,452	—	—	—	—	—	—
Conversion of Series B preferred stock [note 6]	(57,740)	(1)	—	—	—	—	122,716	1	—	—	—	—	—
Issuance of Series C preferred stock, net of offering costs of $543,783 [note 6]	—	—	300,000	3	—	—	—	—	5,924,997	—	—	—	5,925,000
Conversion of Series C preferred stock [note 6]	—	—	(290,000)	(3)	—	—	1,037,385	10	(10)	—	—	—	(3)
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(3,068,046)	—	(3,068,046)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(299,445)	(299,445)

Balances, September 30, 2000	192,260	2	10,000	—	—	—	13,282,099	133	21,731,328	(27,895)	(14,873,693)	—	6,829,875
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	315,000	3	224,997	—	—	—	225,000
For compensation and services [note 7]	—	—	—	—	—	—	36,093	—	136,020	—	—	—	136,020
Conversion of Series B preferred stock [note 6]	(23,400)	—	—	—	—	—	70,947	1	(1)	—	—	—	—
Value assigned to 20,000 options granted for services [note 7]	—	—	—	—	—	—	—	—	20,924	—	—	—	20,924
Write-off of note receivable	—	—	—	—	—	—	—	—	—	27,895	—	—	27,895
Debt discount on 12% Convertible Notes [note 5]	—	—					—	—	800,000	—	—	—	800,000
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(5,046,219)	—	(5,046,219)

Balances, September 30, 2001	168,860	2	10,000	—	—	—	13,704,139	137	22,913,268	—	(19,919,912)	—	2,993,495
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	6,250	—	18,750	—	—	—	18,750
For compensation and services [note 3 and 7]	—	—	—	—	—	—	74,129	1	304,920	—	—	—	304,921
Value assigned to 130,000 options granted for services [note 7]		—	—	—	—	—		—	256,135	—	—	—	256,135
Value assigned to 100,000 warrants granted for services [note 7]	—	—	—	—	—	—	—	—	218,803		—	—	218,803
Value assigned to 30,000 options, granted to consultant [note 7]							—	—	42,898				42,898
Debt discount on 12% Convertible Notes [note 5]	—	—					—	—	1,225,000	—	—	—	1,225,000
Conversion of Series B preferred stock [note 6]	(168,860)	(2)	—	—	—	—	566,958	6	(4)	—	—	—	—
Issuance of Series D preferred stock, net of offering costs of $78,752 [note 6]	—	—	—	—	235,400	2	—	—	2,275,246	—	—	—	2,275,248
Deemed dividends on convertible preferred stock of $195,936 [note 6]	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	—	(8,220,132)	—	(8,220,132)

Balances, September 30, 2002	—	$—	10,000	$—	235,400	$2	14,351,476	$144	$27,255,016	$—	$(28,140,044)	$—	$(884,882)

See accompanying summary of accounting policies and notes to financial statements and report of independent certified public accountants.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended September 30,	2002	2001	2000
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(8,220,132)	$(5,046,219)	$(3,068,046)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	737,248	621,967	226,986
Allowance for doubtful accounts	—	4,139	32,703
Gain on sales of investment securities	—	—	(988,112)
Gain on sale of asset	(11,500)	—	—
Common stock issued for services and compensation	304,920	136,020	81,110
Common stock issued for interest	—	—	—
Options and warrants granted for services	517,836	20,924	—
Write-off of note receivable, officer	—	27,895	—
Write-off of abandoned patents	58,138	—	—
Write down for asset held for sale	32,192	—	—
Amortization of debt discount	1,620,000	—	—
Changes in assets and liabilities:
Trade accounts receivable	6,098	116,190	(112,082)
Inventories	60,132	(24,540)	114,848
Prepaid expenses and other	47,030	117,320	20,099
Accounts payable	411,756	87,974	(99,952)
Accrued liabilities	256,996	310,077	101,847

Net cash used in operating activities	(4,179,286)	(3,628,253)	(3,690,599)

Investing Activities:
Purchase of equipment	(84,080)	(441,616)	(204,625)
Patent costs paid	(305,418)	(246,674)	(174,276)
Purchase of technology	—	—	(300,000)
Proceeds from sales of equipment	11,500	—	988,315

Net cash provided by (used in) investing activities	(377,998)	(688,290)	309,414

Financing Activities:
Proceeds from issuance of preferred stock	2,354,000	—	5,925,000
Offering costs paid	(78,752)	—	—
Payments on capital lease	(8,066)	—	—
Proceeds from issuance of convertible promissory notes	1,225,000	800,000	—
Proceeds from exercise of common stock warrants	—	—	972,500
Proceeds from issuance of senior secured promissory notes	1,500,000	—	—
Proceeds from exercise of stock options	18,750	225,000	539,064

Net cash provided by financing activities	5,010,932	1,025,000	7,436,564

Net increase (decrease) in cash	453,648	(3,291,543)	4,055,379
Cash, beginning of year	1,354,072	4,645,615	590,236

Cash, end of year	$1,807,720	$1,354,072	$4,645,615

See accompanying summary of accounting policies and notes to financial statements and report of independent certified accountants.

AMERICAN TECHNOLOGY CORPORATION

SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

American Technology Corporation (the “Company”), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustic and other technologies.

The Company’s principal markets for licensing proprietary sound reproduction technologies and related products are in North America and Europe.

CONTINUED EXISTENCE AND MANAGEMENT’S PLAN

The Company’s financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations. The Company incurred net losses of $8,220,132, $5,046,219 and $3,068,046 and negative cash flow from operations of $4,179,286, $3,628,253 and $3,690,599 in the years ended September 30, 2002, 2001 and 2000, respectively. At September 30, 2002, the Company has working capital of $554,713 and cash of $1,807,720. The Company has funded its operations primarily through the issuance of securities and debt financings. Cash increased $453,648 during the year ending September 30, 2002.

Other than cash of $1,807,720 at September 30, 2002, the Company has no other material unused sources of liquidity at this time. The Company has significant debt that comes due in December 2003. Since the Company has discontinued the sale of portable consumer products in order to focus resources and personnel on other sound technologies, it is assuming that there will be no additional portable consumer revenue beyond what is in inventory as of September 30, 2002. The Company has financed its operations primarily through the sale of preferred stock, exercise of stock options, issuance’s of convertible notes, proceeds from the sale of investment securities and margins from product sales and licensing. From the issuance of senior securities and notes, the Company’s cash position increased by approximately $454,000 from September 30, 2001. Based on the Company’s cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and; (c) royalty revenue from licensing agreements; management believes the Company will require approximately $2 million of additional cash for operations for the next twelve months. Based on its current plan and assumptions, the Company anticipates that it will be able to meet its cash requirements for the next twelve months. Management believes increased product sales may provide additional operating funds and believes that any additional investment capital will be available if required. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Management expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound and other products and technologies. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on many factors, some of which are beyond management’s control. Management anticipates that the commercialization of the Company’s technologies may require increased operating costs, however management cannot currently estimate the amounts of these costs.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds would be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail or scale back operations and would therefore have an adverse effect on the Company’s business.

As such, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company’s cash is placed in quality money market accounts with major financial institutions. This investment policy limits the Company’s exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Concentration of credit risk with respect to the trade accounts receivable are limited due to the wide variety of customers and markets which comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

AMERICAN TECHNOLOGY CORPORATION

SUMMARY OF ACCOUNTING POLICIES

The carrying amounts of financial instruments including cash, trade accounts receivable, accounts payable and accrued liabilities approximated fair market value because of the immediate or short-term maturity of these instruments.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation is computed over the estimated useful lives of three to five years using the straight-line method.

PATENTS

Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Amortization expense was $61,730, $38,405 and $21,433 for fiscal 2002, 2001 and 2000, respectively. The Company wrote-off $58,138 of patent costs during the year ended September 30, 2002.

PURCHASED TECHNOLOGY

Purchased technology is carried at cost, and is amortized over three years. Amortization expense was $420,828, $420,829 and $105,208 for fiscal 2002, 2001, and 2000, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At fiscal year end 2002 the Company had recorded $8,963 in short term and $33,012 in long-term capital lease obligations.

REVENUE RECOGNITION

Product sales are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Revenues from on going per unit license fees are earned based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the manufacturer’s units shipping information is available to the Company and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

SHIPPING AND HANDLING COSTS

Amounts paid by customers for shipping and handling are included in product revenues. Actual shipping and handling costs are included in product cost of revenues.

ADVERTISING

Advertising costs are charged to expenses as incurred. The Company expensed $0, $8,305 and $997 for the years ending September 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized.

AMERICAN TECHNOLOGY CORPORATION

SUMMARY OF ACCOUNTING POLICIES

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

SEGMENT INFORMATION

The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. Currently management does not evaluate separate financial information on a segment basis. The Company believes it operates in a single business segment, the development, manufacture and marketing of consumer acoustical and audio products.

NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accredited dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock and notes exercisable into 5,273,808 shares of common stock were outstanding at September 30, 2002, stock options, warrants and convertible preferred stock exercisable into 3,453,500 shares of common stock were outstanding at September 30, 2001, and stock options and warrants exercisable into 2,329,827 shares of common stock were outstanding at September 30, 2000. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during the year ended September 30, 2000 in computing net loss per share by an imputed deemed dividend based on the value of warrants issued in connection with Series B Preferred Stock, Series C Preferred Stock (see Note 6). The Company calculated the fair value of the warrants at $1,478,000 and $595,000, respectively. The net loss available to common stockholders was also reduced by an additional deemed dividend computed from a discount provision in the Series C Preferred Stock of $1,031,250 in fiscal 2000. In connection with the Series D Preferred Stock, the Company has recorded deemed dividends for the warrants and discount at issuance at $91,492 and $104,444, respectively, in fiscal 2002. Such imputed deemed dividends are not included in the Company’s stockholders’ equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of the Company’s Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $0.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The Series D Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The accrued accretion of the Series B and Series C Preferred Stock for the year ended September 30, 2000 was $126,118 and $171,830, respectively and for the year ended September 30, 2001 was $108,722 and $12,000, respectively. The accrued accretion of the Series B, C and D Preferred Stock for the year ended September 30, 2002 was $16,932, $12,000 and $58,044, respectively. These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

AMERICAN TECHNOLOGY CORPORATION

SUMMARY OF ACCOUNTING POLICIES

Years Ended September 30,	2002	2001	2000
Net loss	$(8,220,132)	$(5,046,219)	$(3,068,046)
Series B, C and Series D Preferred stock imputed deemed dividends based on discount at issuance	(104,444)	—	(1,031,250)
Imputed deemed dividends on warrants issued with Series B, C and Series D Preferred Stock	(91,492)	—	(1,478,000)
Accretion on Series B Preferred Stock at stated rate	(16,932)	(108,722)	(126,118)
Accretion on Series C Preferred Stock at stated rate	(12,000)	(12,000)	(171,830)
Accretion on Series D Preferred Stock at stated rate	(58,044)	—	—

Net loss available to common stockholders before cumulative effect of a change in accounting principles	(8,503,044)	(5,166,941)	(5,875,244)
Cumulative effect of a change in accounting principles [note 6]	—	—	(2,073,750)

Net loss available to common stockholders	$(8,503,044)	$(5,166,941)	$(7,948,994)

STOCK OPTIONS

The Company applies Accounting Principals Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information for employees, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. Under SFAS No. 123, compensation cost is recognized for stock options granted to non-employees using the Black-Scholes option-pricing model.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

COMMON STOCK ISSUED FOR SERVICES

The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted stock price on the day of issuance.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB Finalized FASB Statements No. 141 Business Combinations (SFAS 141) and No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

AMERICAN TECHNOLOGY CORPORATION

SUMMARY OF ACCOUNTING POLICIES

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

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending September 30, 2003. The Company believes the adoption of this statement will have no material impact on its financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS rescinds FASB No. 4 Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    INVENTORIES

Inventories consisted of the following at September 30,	2002	2001
Finished goods	$78,361	$137,890
Raw materials	78,520	79,123

	156,881	217,013
Reserve for obsolescence	(20,000)	(20,000)

	$136,881	$197,013

2.    EQUIPMENT

Equipment consisted of the following at September 30,	2002	2001
Machinery and equipment	$702,219	$758,955
Office furniture and equipment	365,611	294,780
Leasehold improvements	198,491	199,991

	1,266,321	1,253,726
Accumulated depreciation	(902,873)	(737,518)

Net equipment	$363,448	$516,208

Depreciation expense was $254,690, $162,733, and $100,345 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

At September 30, 2002 the Company issued 50,000 shares of the contingent common stock recording compensation expense of $210,000 at an estimated fair market value of $4.20 per share.

4.    INCOME TAXES

Income taxes consisted of the following:

Years ended September 30,	2002	2001	2000
Deferred (benefit)
Federal	$(2,053,000)	$(1,815,000)	$(1,077,000)
State	(362,000)	(320,000)	(190,000)

	(2,415,000)	(2,135,000)	(1,267,000)
Change in valuation allowance	2,415,000	2,135,000	1,267,000

	$—	$—	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years ended September 30,	2002	2001	2000
Income taxes (benefit) computed at the federal statutory rate	$(2,795,000)	$(1,716,000)	$(1,043,000)
Tax effect of change in valuation allowance	2,415,000	2,135,000	1,267,000
Nondeductible compensation interest expense and other	957,000	13,000	6,000
State income taxes (benefit), net of federal tax benefit	(493,000)	(303,000)	(184,000)
Other	(84,000)	(129,000)	(46,000)

	$—	$—	$—

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2002 and 2001 are as follows:

Deferred tax assets:	2002	2001
Net operating loss carryforwards	$9,304,000	$7,042,000
Research and development credit	185,000	145,000
Equipment	93,000	42,000
Purchased technology	151,000	84,000
Accruals and other	186,000	191,000
Allowances	8,000	8,000

Gross deferred tax asset	9,927,000	7,512,000
Less valuation allowance	(9,927,000)	(7,512,000)

	$—	$—

The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change ownership. The amount of the limitation, if any, has not been determined at this time.

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 2002, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $23,259,000, which expire through 2022 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

5.    SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES

8% Senior Secured Promissory Notes
On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes (the “Senior Notes”) for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or (ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the “Maturity Date”). Interest is payable on a quarterly basis with the first payment due on January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory.

12% Convertible Subordinated Promissory Notes
In September and October 2001, the Company sold for cash in a private offering an aggregate of $2,025,000 of unsecured 12% Convertible Subordinated Promissory Notes, (“Notes”) to accredited investors and related parties. The Notes were originally due December 31, 2002, but the maturity date was extended to December 31, 2003 by amendment dated November 19, 2002. The principal and interest amount of each Note may, at the election of the Note holder, be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 (the “Warrant”) for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares). At September 30, 2002, the Notes could have been converted into 1,133,154 shares of common stock.

The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company recorded a $2,025,000 discount to the notes to reflect the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model and the value was reflected as a discount to the

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

debt. This debt discount is being amortized as non-cash interest expense over the original term of the Notes. For the year ended September 30, 2002, $1,620,000 was amortized as non-cash interest expense.

6.    STOCKHOLDERS’ EQUITY

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

On March 16, 2000 the Company issued 300,000 shares of Series C Preferred Stock, par value $0.00001 (“Series C Stock”) for cash at $20.00 per share for net proceeds of approximately $5,925,000. The dollar amount of Series C Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Stock is subject to automatic conversion on March 31, 2003. In connection with the sale of Series C Stock, the Company issued warrants to the purchasers to purchase an aggregate of 300,000 shares of common stock at $11.00 per share until March 31, 2003. During the year ended September 30, 2000, 290,000 Series C shares were converted into 1,037,385 shares of common stock. As of September 30, 2002, the 10,000 shares remaining of the Series C Stock would have been convertible into 40,089 shares of common stock.

In connection with the Series C Stock financing, the Company incurred placement fees, legal and related costs of $75,000 and issued a warrant to purchase 75,000 shares of common stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock (“Series D Stock”), par value $.00001 per share, at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increases by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment. Provided however, that no such conversion may be made prior to January 1, 2003 at a conversion price of less than $4.50 per share. The Company is required to file a registration statement by December 31, 2002, if the registration statement is not filed, the conversion value of the Series D Stock is subject to adjustment. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 (“D Warrants”). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price. In connection with the Series D Stock financing, the Company incurred closing costs of $78,752. As of September 30, 2002 the Series D Stock (based on 360-day year) would have been convertible into 536,010 shares of common stock.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the warrants, respectively. The warrants were valued using the Black-Scholes model. The value of the warrants and the discount at issuance are being amortized as a deemed dividend over the period from issuance to the March 31, 2006 date of automatic conversion As of September 30, 2002, $91,492 and $104,444 was amortized as a deemed dividend.

During December 1998 and January 1999, the Company issued 250,000 shares of Series B Preferred Stock, par value $0.00001 (“Series B Stock”) for cash at $10.00 per share for net proceeds of $2,480,000. The dollar amount of Series B Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (a) $5.00 per share or (b) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $3.50 per share. The shares of Series B Stock may be called by the Company for conversion if the market price of the common stock exceeds $12.00 per share for ten days and certain conditions are met. The Series B Stock is subject to automatic conversion on November 30, 2001. During fiscal year ended September 30, 2000, an aggregate of 57,740 shares of Series B Preferred Stock were converted into 122,716 shares of common stock. During fiscal year ended September 30, 2001, an aggregate of 23,400 shares of Series B Stock were converted into 70,947 shares of common stock. In connection with the sale of Series B Stock the Company issued warrants to purchase 250,000 shares of common stock at $6.00 per share until November 30, 2001. At September 30, 2002 the Series B stock was converted into 566,958 shares of common stock.

During fiscal year 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments”, which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company modified the previous calculation of the beneficial conversion features associated with previously issued Series B and C Convertible Preferred Stock. The beneficial conversion feature was calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The Company’s previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer’s stock at the commitment date. At the date of issuance the Company recorded a deemed dividend of $60,000 and $1,031,250 as the value of the discount of the Series B and C Convertible Preferred Stock, respectively. The Company also recorded a deemed dividend of $595,000 and $1,478,000 as the value of the warrants issued with the Series B and C Convertible Preferred Stock, respectively. The warrants were valued using the Black-Scholes model. The Company has presented the effect of adoption as a cumulative effect of a change in accounting principles as allowed for in EITF 00-27. Accordingly, the Company recognized an additional $2,073,750 in imputed deemed dividends affecting the net loss available to common stockholders in fiscal 2000 based on a discount at issuance.

Warrants
At September 30, 2002, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one Common Share:

Number	Exercise Price	Expiration Date
50,000	$16.00	May 12, 2003
50,000	$10.00	January 5, 2004
375,000	$11.00	March 31, 2005
1,012,500	$2.00	September 30, 2006
517,880	$4.50	March 31, 2007
100,000	$4.25	September 30, 2007

2,105,380

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

7.    BENEFIT PLANS

2002 Stock Option Plan
The Company has a Stock Option Plan, expiring September 30, 2012, reserving the issuance of 2,350,000 shares of common stock (“2002 Plan”). The options issued under the 2002 Plan may, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors, of options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the 2002 Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder).

A total of 871,425 shares already reserved for options under the 1997 Stock Option Plan reduced the amount of shares available for grant under the 2002 Plan. As of September 30, 2002, there were options outstanding covering 1,041,475 shares of common stock under the 2002 Plan and the 1997 Stock Option Plan and accordingly there were 1,258,525 shares available for future option grants. Any shares subject to options under the 1997 Stock Option Plan or the 2002 Plan that expire, are cancelled or terminated without being exercised, will become available for future grants under the 2002 Plan.

1997 Employee Stock Compensation Plan (“ESC”)
Effective March 10, 1997, the Company adopted the 1997 Employee Stock Compensation Plan (“ESC Plan”), which expired March 9, 2002, as amended. The plan was amended on February 22, 2000 reserving for issuance of an aggregate of 650,000 shares of common stock. The Plan provided for compensation awards of the Company’s common stock to non-executive employees (as defined), at the discretion of the ESC Plan committee.

During fiscal year ended 2002, the Company issued 24,129 shares of common stock under the ESC Plan and recorded general and administrative expense of $94,920 for awards valued at the estimated fair market value ranging from $2.29 to $4.12 per common share. For fiscal year ended 2001, the Company issued 36,093 shares of common stock under the ESC Plan recording general and administrative expense of $136,020 for awards valued at an estimated fair market value ranging from $2.50 to $4.79 per common share. For fiscal 2000, the Company issued 8,233 shares of common stock under the ESC Plan recording general and administrative expense of $81,110 for awards valued at an estimated fair market value ranging from $7.00 to $10.53 per common share.

1997 Stock Option Plan
The Company has a 1997 Stock Option Plan (“1997 Plan”), which reserved for issuance 1,000,000 shares of the Company’s common stock. The Board terminated the 1997 Plan with respect to new grants on August 1, 2002. The 1997 Plan remains in effect for grants prior to that date. The 1997 Plan authorized both Incentive Stock Options or Nonstatutory Stock Options. The 1997 Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors of options to purchase common stock at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares could not be less than 110 percent of the fair market value of the share on the date of grant. Any options granted under the 1997 Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2002, there were options outstanding covering 859,175 shares of common stock under this Plan.

1992 Incentive Stock Option Plan (“ISO”)
The Company had an ISO Plan which expired March 2, 2002, originally reserving for issuance 1,000,000 shares common stock. The ISO Plan provided for grants to either full or part time employees, at the discretion of the Board of Directors, options to purchase common stock at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares could not be less than 110 percent of the fair market value of the share on the date of grant. Any

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

options granted under the ISO Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2002, there were no options outstanding under this Plan.

1992 Non-Statutory Stock Option Plan (“NSO”)
The Company had an NSO Plan which expired March 2, 2002, originally reserving for issuance 1,000,000 shares of the Company’s common stock. The NSO Plan provides for grants to either full or part-time employees, directors or consultants, at the discretion of the Board of Directors, options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. Any options granted under the NSO Plan must be exercised within 10 years of the date they were granted. As of September 30, 2002, there were no options outstanding under this Plan.

Other Stock Options
During the fiscal year ended September 30, 2002, the Company granted to two employees an aggregate of 200,000 stock options exercisable at $4.50 per share until April 25, 2006. For the fiscal year ended September 30, 2001, the Company granted to the Board of Directors an aggregate of 140,000 stock options exercisable at $3.62 per share until November 2005.

During fiscal 2000, in connection with an executive officer’s separation agreement an aggregate of 260,000 options were cancelled, 180,000 vested options were exercisable at $8.50 per share until October 12, 2001 and 50,000 vested options were exercisable at $16.00 per share until October 12, 2001. All of such options expired without being exercised. In connection with employment offers to new employees the Company has issued an aggregate of 90,000 options ranging in exercisable price of $6.38 to $9.03.

Non-Cash Compensation Expense
During fiscal year ended September 30, 2002, the Company recorded non-cash compensation expense of $115,199 for the granting of 55,000 options under its stock options plans to non-employees. For fiscal 2001, the Company recorded non-cash compensation expense of $20,924, for the granting of 20,000 options under its stock options plans to non-employees.

In October 2001, the Company granted a total of 110,000 stock options to a consultant in conjunction with related development and manufacturing agreements. Options to purchase 65,000 shares of common stock vest depending on the consultant’s completion of various project milestones as well as the Company’s acceptance of the specified work. The Company estimates the period required to complete the specified milestones each reporting period and records consulting expense based on the current market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense is adjusted each reporting period until vesting occurs. The Company has recorded consulting expense of $29,797 for the Black Scholes value of 10,000 milestone options vested at March 31, 2002, consulting expense of $30,889 for the Black Scholes value of 10,000 milestone options vested at April 30, 2002 and consulting expense of $26,493 for the Black Scholes value of 10,000 milestone options vested at September 30, 2002. Options to purchase 45,000 shares of common stock vest based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company has recorded consulting expense of $96,655 for the Black Scholes value of 45,000 performance options vested during the year ended September 30, 2002.

On September 30, 2002 the Company granted a warrant exercisable for 100,000 common shares at $4.25 per share to a consultant for consulting services. The Company recorded non-cash consulting expense of $218,803 for the value of these warrants.

Stock Option Pro Forma and Summary Information
The Financial Accounting Standard Boards Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock options plans and other stock

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000 respectively: dividend yield of zero percent for all years; expected volatility of 63 percent in 2002 and 89 percent in 2001 and 71 percent in 2000; risk-free interest rates of 4.00 to 6.72 percent; and expected lives of 2.21 to 5 years.

Under the accounting provisions for SFAS No. 123, the Company’s net loss available to common shareholders and basic and diluted loss per common share would have been increased by the pro forma amounts indicated below:

Years ended September 30,	2002	2001	2000
Net Loss available to common shareholders
As reported	$(8,503,044)	$(5,166,941)	$(7,948,994)
Pro forma	(9,436,748)	(5,860,211)	(8,908,065)
Net loss per common share
As reported	$(.60)	$(.38)	$(.67)
Pro forma	$(.66)	$(.43)	$(.75)

A summary of the status of the Company’s stock option plans as of September 30, 2002, 2001 and 2000 and the changes during the years ended on those dates is presented below:

	Number	Weighted average
Fiscal 2000:
Outstanding October 1, 1999	1,582,300	$5.16
Granted	133,600	$7.84
Canceled/expired	(293,467)	$9.10
Exercised	(268,600)	$2.01

Outstanding September 30, 2000	1,153,833	$5.20

Exercisable at September 30, 2000	964,483	$4.89

Weighted average fair value of options granted during the year		$5.00

Fiscal 2001:
Outstanding October 1, 2000	1,153,833	$5.20
Granted	660,000	$3.21
Canceled/expired	(160,633)	$6.09
Exercised	(315,000)	$0.71

Outstanding September 30, 2001	1,338,200	$2.23

Exercisable at September 30, 2001	809,450	$2.18

Weighted average fair value of options granted during the year		$1.67

Fiscal 2002:
Outstanding October 1, 2001	1,338,200	$2.23
Granted	510,000	$3.97
Canceled/expired	(382,775)	$8.17
Exercised	(6,250)	$3.00

Outstanding September 30, 2002	1,459,175	$3.97

Exercisable at September 30, 2002	1,090,575	$3.93

Weighted average fair value of options granted during the year		$1.37

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.50–$3.6875	777,375	3.18	$3.08	581,625	$3.09
$4.00–$4.5000	483,000	3.95	$4.47	348,000	$4.47
$5.00–$6.6250	143,000	1.54	$5.39	135,150	$5.33
$8.50–$9.0300	55,800	2.39	$8.56	25,800	$8.57

$2.50–$9.0300	1,459,175	3.24	$3.97	1,090,575	$3.93

Employee Benefit—401K Plan
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2002, 2001 and 2000, the Company made matching contributions of approximately $20,151, $18,539 and $15,046 respectively.

8.    COMMITMENTS AND CONTINGENCIES

Facility Lease
In June 1997, the Company entered into a joint three-year sublease agreement with e.Digital Corporation, then an affiliated company. In September 2000, the Company amended the three-year lease to become an independent lessee and to acquire an additional 3,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 12,100 square feet with aggregate monthly payments of $15,991 inclusive of utilities and costs. Office rent expense recorded by the Company for the years ended September 30, 2002, 2001 and 2000 was $185,742, $178,457, and $106,191 respectively. The total operating lease obligation under the lease for office space is $159,913 of which the Company’s minimum commitments are as follows:

Year ending:
2003	$159,913

Automobile Leases
The Company has one automobile lease obligation with a term of 35 months. The lease will expire as of February 2003 and is reported as an operating lease within the financial statements. The obligations under this lease are as follows:

Year ending:
2003	$4,840

Employment Agreements
The Company has entered into five employment agreements with executive officers and key employees. These agreements are each for one to two year terms expiring from February 2003 to October 2004. The agreements may be automatically renewed for one-year terms. The agreements provide for minimum annual salaries ranging from $110,000 to $180,000, a total of $660,000, in the aggregate. Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

Litigation
The Company may at times be involved in litigation in the ordinary course of business. The Company does not believe that these matters will materially affect the financial position, results of operations, or cash flows of the Company.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

9.    EQUIPMENT UNDER CAPITAL LEASE

On October 1, 2001, the Company entered into a capital lease obligation for the purchase of a phone system. The lease expires September 11, 2006 and bears interest at 10.1%, with monthly principal and interest payments of $1,067. Future minimum lease payments and the present value of the minimum lease payments under the noncancelable lease obligation as of September 30, 2002 is as follows:

Year ending:
2003	$12,806
2004	12,806
2005	12,806
2006	12,806

Total:	51,224

Total future minimum lease payments	51,224
Less amounts representing interest	(9,249)

Present value of minimum lease payments	41,975
Less current maturities	(8,963)

Total long-term obligations	$33,012

At September 30, 2002, property and equipment includes equipment under capital lease obligations with a total cost of $50,041 and accumulated amortization of $10,008.

10.    MAJOR CUSTOMERS

For the fiscal year ended September 30, 2002, sales to three individual customers accounted for 19%, 12% and 11% of total revenue. For the fiscal year ended September 30, 2001, sales to two individual customers accounted for 23% and 10% of total revenue. For the year ended September 30, 2000, sales to two individual customers accounted for 23% and 12% of total revenue. The above major customers are not the same in any given year.

11.    SUPPLIER AGREEMENTS

Finished consumer products are purchased from a variety of foreign sources under contract or by purchase order. In fiscal 2002, 2001 and 2000, the Company sourced from outside foreign manufacturers all finished products. The Company has relationships with a number of high quality, low-cost foreign manufacturers who provide the Company with a diverse line of consumer electronic products. The Company believes this diversification is such that it is not reliant on any one supplier.

12.    RELATED PARTY SALES

On April 19, 2002, the Company offered to shareholders and employees the opportunity to purchase limited edition NeoPlanar Speaker Systems with Purebass Subwoofers. The offer was limited to a first come first serve basis. The Company offered 100 systems at a price of $979.50 per set. As of September 30, 2002 a total of 45 systems were sold for cash receipts of $44,077.

13.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Year ended September 30,	2002	2001	2000
Non-cash financing activities:
Purchased technology exchanged for common stock	$—	$—	$962,500
Issuance of stock warrants in connection with convertible debt	624,750	384,000	—

Increase in additional paid in capital for the beneficial conversion feature of convertible debt	600,250	416,000	—
Purchase of computer equipment with capital lease	50,041	—	—

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

14.    SUMMARIZED QUARTERLY RESULTS (unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001
Revenues	$192,722	$340,334	$150,318	$171,968
Gross Profit (loss) (1)	17,612	147,471	40,802	71,181
Net loss	$(1,393,580)	$(1,079,372)	$(1,256,548)	$(1,316,719)
Loss per Share (2)	$(0.11)	$(0.08)	$(.09)	$(0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
Revenues	$256,621	$199,433	$235,691	$319,007
Gross Profit (loss) (1)	140,162	77,048	76,693	33,005
Net loss	$(1,709,141)	$(1,975,483)	$(2,152,066)	$(2,383,442)
Loss per Share (2)	$(0.12)	$(0.14)	$(0.16)	$(.18)

(1)	Gross profit is calculated by subtracting cost of revenues from total revenues.
(2)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

AMERICAN TECHNOLOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2002	$20,191	4,071	4,071	$20,191
Year ended September 30, 2001	$20,000	4,139	3,948	$20,191
Year ended September 30, 2000	$8,000	32,703	20,703	$20,000
RESERVE FOR OBSOLESCENCE
Description	Balance at Beginning Of period	Charged to Cost	Deductions	Balance At end of Period
Year ended September 30, 2002	$20,000	—	—	$20,000
Year ended September 30, 2001	$20,000	—	—	$20,000
Year ended September 30, 2000	$20,000	—	—	$20,000