Form 10-K/A
period 2002-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-01-28
CIK 924383

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2002 was $45,472,871.*

The number of shares of Common Stock, $.00001 par value, outstanding on January 23, 2003, was 14,912,899.

*Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2002. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation (“we” or “us”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 to amend and restate Part III, Item 10-13, and Part IV, Item 15, in their entirety.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers, their ages, positions held and duration as director, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	64	Chief Executive Officer and Director	1980
Terry Conrad	45	President and Director	2000
Richard M. Wagner	57	Director	1986
David J. Carter	54	Director	1998
O’Connell J. Benjamin	52	Director	1998
Daniel Hunter	52	Director	2001
Renee Warden	38	Chief Accounting Officer, Treasurer and Secretary	n/a
James Croft	49	Chief Technology Officer	n/a

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee.

Biographical Information

See Executive Officers above for biographical information on Mr. Norris, Mr. Conrad, Ms. Warden and Mr. Croft.

Richard M. Wagner has served as a director since 1986 and served as Secretary from February 1994 to March 1999. Since 1986, Mr. Wagner has been President and CEO of Eidon Inc., a San Diego based company involved in the manufacturing and distribution of liquid mineral supplements. Eidon Inc. is the parent company of The Mortgage Company, a residential and commercial mortgage brokerage firm. Mr. Wagner obtained a B.S. in Business in 1968 and an M.S. in Finance in 1976 from the San Diego State University.

David J. Carter was appointed as a director in September 1998. From January 1999 to January 2000, he was Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant—Marketing and Business Strategy for General Electric Company. His career has included technical positions at Temple Barker & Sloane, Inc., Decision Research Corp. and Johnson & Johnson. He obtained a B.A. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

O’Connell J. Benjaminwas appointed as a director in September 1998. For the past 26 years he has been employed with Bell Laboratories and its parent, Lucent Technologies. In August 2000 Lucent Digital Radio and USA Digital Radio merged into iBiquity Digital Co. After the merger Mr. Benjamin assumed the position of Chief Operating Officer of iBiquity Digital Co. Prior to the merger Mr. Benjamin was Senior Vice President at Lucent Digital Radio, a Lucent Technologies venture developing a digital enhancement to analog radio broadcasting technology. He has served in a variety of positions at Bell Laboratories, including Vice President of Telephone Products Research and Development, Vice President of Wireless Technology, Vice President of Customer Technical Support and Director

2

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires our officers, directors and persons who own more than 10% of a class of our securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished us and written representations that no other reports were required during the fiscal year ended September 30, 2002, we believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except Mr. Croft filed late a Form 5 report disclosing one transaction.

3

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION

Compensation of Directors

No direct or indirect remuneration was paid or became payable by us to the directors in their capacity as directors during fiscal 2002. We do not anticipate paying during the fiscal year ending September 30, 2003 any direct or indirect remuneration to any director in his capacity as director other than in the form of reimbursement of expenses of attending directors’ or committee meetings. However, directors have received in the past, and may receive in the future, stock option grants.

Summary Compensation Table

There is shown below information concerning the compensation of each person who served as our Chief Executive Officer during the fiscal year ended September 30, 2002 and the two other most highly compensated persons serving as executive officers at the end of the fiscal year ended September 30, 2002 who earned more than $100,000 in salary and bonus in such year (each a “named executive officer”). None of our other executive officers received salary and bonus which exceeded $100,000 in the aggregate during the fiscal year ended September 30, 2002.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation		Long Term Compensation Securities Underlying Options (#)	All Other Compensation
Elwood G. Norris,	2002	$124,615	—		—		—	$1,800	(3)
Chief Executive Officer	2001	$124,615	—		—		75,000	$1,800	(3)
	2000	$120,000	—		—		—	$1,799	(3)
Terry Conrad, President	2002	$129,007	$19,000		—		10,000	$1,630	(3)
	2001	$129,808	$40,000	(1)	—		150,000	$974	(3)
	2000	$104,805	—		—		—	$786	(3)
James Croft III, Chief	2002	$122,000	—		$19,200	(2)	20,000	$1,821	(3)
Technology Officer	2001	$111,120	—		$10,338	(2)	55,000	$1,667	(3)
	2000	$110,000	—		$1,800	(2)	—	$1,650	(3)

(1)	Applied to cancel note.

(2)	Represents royalties paid.

(3)	Represents matching 401(k) contributions.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended September 30, 2002, 2001, or 2000, or currently receives any such compensation, in excess of 10% of the amount of the total amount of annual salary and bonus reported for the named executive officer above.

OPTION GRANTS

Shown below is further information on grants of stock options in fiscal 2002 to the named executive officers reflected in the Summary Compensation Table shown above for fiscal 2002.

Option Grants for Fiscal Year Ended September 30, 2002

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Terry Conrad	10,000	3%	$4.50	4/16/07	$10,514	$24,030

James Croft III	20,000	7%	$4.50	4/16/07	$21,029	$48,059

(1)
These options were granted under our 2002 Stock Option Plan. These options have an exercise price that was greater than the $4.42 fair market value on the date of grant. Such options vest according to terms of option agreement, with vesting being contingent upon continued service with our company.

(2)
Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

			Number of Unexercised Options Held At September 30, 2002		Value of Unexercised In-The-Money Options At September 30, 2002(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Elwood G. Norris	—	—	83,500	12,500	$41,375	$11,375
Terry Conrad	—	—	107,000	70,000	$48,625	$25,875
James Croft III	—	—	91,000	35,000	$31,823	$6,825

(1)	Based on the last sale price at the close of business on September 30, 2002 of $3.91 per share.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2002, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

EMPLOYMENT ARRANGEMENTS

Effective September 1, 1997 we entered into a three year employment contract with Elwood G. Norris, for his part-time services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chief Executive Officer under the terms of this agreement. The agreement provides for a base salary of $10,000 per month, subject to adjustments by the Board of Directors. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us has during employment. We are also obligated to pay Mr. Norris certain royalties. See certain relationships and related transactions.

Effective October 15, 2002, we entered into an employment contract with Mr. Conrad. The term expires on October 30, 2004, but the agreement will be automatically renewed for additional one-year terms unless one party gives notice of termination to the other thirty days prior to a renewal date. The agreement provides for a base salary of $10,917 per month, subject to review by the Board of Directors from time to time in its discretion. The agreement provides that Mr. Conrad will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. If we terminate the agreement during its term without cause, Mr. Conrad will be entitled to severance payments equal to three months’ salary and any bonus on an as if perfected basis. Mr. Conrad has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment.

Effective as of June 1, 1998, we entered into a three year employment contract with Mr. James Croft III to serve as Vice President of Engineering. The three-year term expired September 30, 2001, but the agreement automatically renews for additional one year terms unless one party gives notice to the other of non-renewal thirty days in advance of the annual renewal date. Mr. Croft now serves as Chief Technology Officer under the terms of this agreement. The agreement provides for a base salary of $9,167 per month, as may be adjusted by our Chief Executive Officer. The agreement provides that Mr. Croft will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. If we terminate the agreement without cause, Mr. Croft will be entitled to severance payments equal to six months' salary and any bonus on an as if perfected basis. Mr. Croft has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. Under our employee intellectual property policy, we are obligated to pay Mr. Croft royalties for certain of his inventions prior to his employment with us which are licensed or assigned to us. Mr. Croft currently receives $1,600 per month as royalties for his pre-employment inventions related to our PureBass technology.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Wagner, Hunter and Carter served on the Compensation Committee during fiscal 2002. Mr. Wagner is a former officer of our company. No executive officer of our company served as a member of a compensation committee, or a board of directors performing equivalent functions, of any entity that had one or more of its executive officers serving as a member of our company’s Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our stock as of December 18, 2002 by: (i) each director; (ii) each of the named executive officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of any class of our voting stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Elwood G. Norris 13114 Evening Creek Drive South San Diego, California 92128	3,827,638(2)	26.5%
Common Stock	Terry Conrad 13114 Evening Creek Drive South San Diego, California 92128	139,300(3)	1.0%
Common Stock	Richard M. Wagner 13114 Evening Creek Drive South San Diego, California 92128	113,750(4)	*%
Common Stock	David J. Carter 13114 Evening Creek Drive South San Diego, California 92128	92,500(5)	*%
Common Stock	James Croft 13114 Evening Creek Drive South San Diego, California 92128	109,850(6)	*%
Common Stock	O’Connell J. Benjamin 13114 Evening Creek Drive South San Diego, California 92128	63,750(7)	*%
Common Stock	Daniel Hunter 13114 Evening Creek Drive South San Diego, California 92128	80,500(8)	*%
All directors & executive officers As a group (8 persons)		4,441,538(9)	29.8%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. This table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of beneficial ownership is based on 14,357,976 shares of Common Stock outstanding on December 18, 2002. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)
Includes 3,467,134 shares held by a family trust for which Mr. Norris serves as trustee, 145,795 shares issuable upon the conversion of a convertible promissory note held by such trust, assuming conversion occurs on the date 60 days after December 18, 2002, 125,000 shares issuable upon exercise of a warrant held by such trust, and 89,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 6,250 shares.

(3)	Includes 138,250 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 38,750 shares.

(4)	Includes 68,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 6,250 shares.

(5)	Includes 68,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 6,250 shares.

(6)	Includes 109,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 16,250 shares.

(7)	Includes 63,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 6,250 shares.

(8)	Includes 12,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002. Excludes unvested options to purchase 37,500 shares.

(9)
Includes 565,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 18, 2002, 145,795 shares issuable upon the conversion of a convertible promissory note, and 125,000 shares issuable upon exercise of a warrant.

Other Voting Stock

Series C Preferred Stock

The following security ownership information is set forth as of December 18, 2002, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of Series C Preferred Stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)(2)	Percent of Class
Series C Preferred Stock	D.R. Jacobs and Nancy Jacobs Family Trust dated 5/4/99 2345 Villandry Court Henderson, NV 89014	5,000	50%

Series C Preferred Stock	Eric M. Polis 980 American Pacific Dr. Ste. 111 Henderson, NV 89014	5,000	50%

(1)
Represents number of shares of Series C Stock, held as of December 18, 2002. At such date an aggregate of 10,000 shares of Series C Preferred Stock were issued and outstanding convertible into an aggregate of 40,540 shares of common stock.

(2)	We have no information regarding beneficial ownership of common stock by the holders of Series C Preferred Stock.

Series D Preferred Stock

The following security ownership information is set forth as of January 15, 2003, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of Series D Preferred Stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)		Percent of Class
Series D Preferred Stock	Allan F. Gossman 3948 Orchard St. Lincoln, NE 68503	5,000	(2)	5.6%

Series D Preferred Stock	Gerald L. & Wilma S. Ehrens Family Trust 8912 Canyon Springs Dr. Las Vegas, NV 89117	5,000	(3)	5.6%

Series D Preferred Stock	Michael E. Spencer 807 Avenue A Redondo Beach, CA 90277	5,000	(4)	5.6%

Series D Preferred Stock	Stifel, Nicolaus Custodian for Jonathan A. Berg 501 North Broadway St. Louis, MO 63102	10,000	(5)	11.1%

Series D Preferred Stock	John C. Roemer 1991 Bahia Way La Jolla, CA 92037	20,000	(6)	22.2%

Series D Preferred Stock	Granite Capital LP 126 East 56th Street, Flr 25 New York, NY 10022	40,000	(7)(8)	44.4%

Series D Preferred Stock	Granite Capital LP 126 East 56th Street, Flr 25 New York, NY 10022	40,000	(7)(9)	44.4%

(1)
Represents number of shares of Series D Stock, held as of January 15, 2003. At such date an aggregate of 90,000 shares of Series D Preferred Stock were issued and outstanding convertible into an aggregate of 343,975 shares of Common Stock.

(2)	Mr. Gossman beneficially owns a total of 110,528 shares of our common stock.

(3)
Gerald L. Ehrens and Wilma S. Ehrens are believed by us to have shared voting and investment power with respect to the Series D Stock held. Gerald L. and Wilma S. Ehrens Family Trust beneficially owns a total of 34,170 shares of our common stock.

(4)	Mr. Spencer beneficially owns a total of 115,170 shares of our common stock.

(5)	Stifel, Nicolaus, custodian for Jonathan A. Berg beneficially owns a total of 349,262 shares of our common stock.

(6)	Mr. Roemer beneficially owns a total of 304,862 shares of our common stock.

(7)
Includes 35,263 shares of Series D Stock held by Granite Capital LP, and 4,737 shares of Series D Stock held by Granite Capital II LP. Granite Capital LLC is the general partner of each of Granite Capital LP and Granite Capital II LP. Mr. Walter F. Harrison, III and Lewis M. Eisenberg are co-managing members of Granite Capital LLC, and are believed by us to have shared voting and investment power with respect to the Series D Stock held. Granite Capital LP and Granite Capital II LP disclaim beneficial ownership in these securities except to the extent of such person’s pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(8)	Granite Capital LP beneficially owns a total of 664,702 shares of our common stock.

(9)	Granite Capital II LP beneficially owns a total of 504,925 shares of our common stock.

See Market Information above for information concerning our equity incentive plans.

Item 13.    Certain Relationships and Related Transactions

In September 2001, a family trust for which Mr. Elwood G. Norris serves as trustee purchased $250,000 in principal amount of our 12% convertible subordinated promissory notes, and in connection with such purchase, received a warrant to purchase 125,000 shares of our stock. See Liquidity and Capital Resources above for a more complete description of these securities. The purchase by such trust was on the same terms as those offered to the other purchasers in the same financing. In November 2002, we and a majority of the holders of such notes agreed to extend the maturity date of the notes, including the note held by Mr. Norris’ trust, from December 31, 2002 to December 31, 2003.

Under the terms of an Assignment of Technology Agreement dated March 2, 1993 and an Addendum Agreement dated December 2, 1996, we are also obligated to pay Mr. Norris a 2% royalty on net sales from certain of our technologies, including HSS. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris under this agreement. We have no present plans to market any of the technologies subject to such agreement other than HSS. No royalties were paid under this agreement in the fiscal year ended September 30, 2002. Because HSS entered commercial production and sale during the first quarter of fiscal 2003, it is expected that royalties will be paid to Mr. Norris during fiscal 2003. The amount of such royalties will depend on actual sales.

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

23    Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP*

24    Power of Attorney

24.1	Power of Attorney. Reference is made to page 34 of Form 10-K for the year ended September 30, 2002.

99    Additional Exhibits

99.1	Certification of Chief Executive Officer and Principal Financial Officer.

*	Previously filed with Form 10-K for the year ended September 30, 2002.

(b)	Reports on Form 8-K

We filed a Form 8-K on September 10, 2002 containing disclosure in Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

January 28, 2003

By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: January 28, 2003	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman, Chief Executive Officer and Director

Date: January 28, 2003	By	/s/ TERRY CONRAD
Terry Conrad, President and Director

Date: January 28, 2003	By	/s/ RENEE WARDEN
Renee Warden, Chief Accounting Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: January 28, 2003	By	/s/ *
Richard M. Wagner Director

Date: January 28, 2003	By	/s/ *
O’Connell J. Benjamin Director

Date: January 28, 2003	By	/s/ *
David J. Carter Director

Date: January 28, 2003	By	/s/ *
Daniel Hunter Director

* By Elwood G. Norris as attorney in fact

CERTIFICATIONS

I,	Elwood G. Norris, certify that:

1.	I have reviewed this annual report on Form 10-K of American Technology Corporation;

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

Dated:  January 28, 2003

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

Dated:  January 28, 2003

/s/    RENEE WARDEN

Renee Warden,
Chief Accounting Officer, Treasurer and Secretary (Principal Financial Officer)