Form 10-Q
period 2002-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-02-12
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 0-24248

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 4, 2003.

Common Stock, $0.00001 par value	14,912,899
(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION

American Technology Corporation

BALANCE SHEETS

(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current Assets:
Cash	$453,193	$1,807,720
Trade accounts receivable, less allowance of $23,091 and $20,191 for doubtful accounts	167,957	111,486
Inventories	488,811	136,881
Prepaid expenses and other	28,255	20,130

Total current assets	1,138,216	2,076,217
Equipment, net	209,210	363,448
Patents, net of accumulated amortization of $160,302 and $141,314	999,847	1,034,333
Purchased technology, net of accumulated amortization of $1,052,071 and $946,864	210,429	315,636

Total assets	$2,557,702	$3,789,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$738,916	$733,531
Accrued liabilities:
Payroll and related	181,905	202,432
Deferred revenue	250,001	276,667
Other	86,952	59,632
Interest on notes	332,136	240,279
Capital lease short-term portion	9,192	8,963
12% Convertible Promissory Notes	1,725,000	—
Related party 12% Convertible Promissory Notes,	300,000	—
8% Senior Secured Promissory Notes	1,500,000	—

Total current liabilities	5,124,102	1,521,504

Long-Term Liabilities:
12% Convertible Promissory Notes, net of $0 and $345,000 debt discount	—	1,380,000
Related party 12% Convertible Promissory Notes, net of $0 and $60,000 debt discount	—	240,000
8% Senior Secured Promissory Notes	—	1,500,000
Capital lease long-term portion	30,627	33,012

Total liabilities	5,154,729	4,674,516

Commitments and contingencies
Stockholders’ deficit
Series C Preferred stock 300,000 shares designated: 10,000 issued and outstanding each period. Liquidation preference of $233,534 and $230,510, respectively.	—	—
Series D Preferred stock 235,400 shares designated: 235,400 and 235,400 issued and outstanding, respectively. Liquidation preference of $2,447,643 and $2,412,046, respectively.	2	2
Common stock, $0.00001 par value; 50,000,000 shares authorized 14,357,976 and 14,351,476 shares issued and outstanding	144	144
Additional paid-in capital	27,274,516	27,255,016
Accumulated deficit	(29,871,689)	(28,140,044)

Total stockholders’ deficit	(2,597,027)	(884,882)

Total liabilities and stockholders’ deficit	$2,557,702	$3,789,634

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2002	2001
Revenues:
Product sales	$387,967	$224,954
Contract and license	35,332	31,667

Total revenues	423,299	256,621
Cost of revenues	321,635	116,459

Gross profit	101,664	140,162

Operating expenses:
Selling, general and administrative	756,317	492,656
Research and development	581,421	893,937

Total operating expenses	1,337,738	1,386,593

Loss from operations	(1,236,074)	(1,246,431)

Other income (expense):
Interest income	2,331	2,646
Interest expense, including $405,000 and $405,000 in noncash amortization of debt discount	(497,902)	(464,556)
Other	—	(800)

Total other income (expense)	(495,571)	(462,710)

Net loss	$(1,731,645)	$(1,709,141)

Dividend requirements on convertible Preferred Stock	158,798	19,956
Net loss available to common stockholders	$(1,890,443)	$(1,729,097)

Net loss per share of common stock—basic and diluted	$(0.13)	$(0.12)

Average weighted number of common shares outstanding	14,354,598	13,880,863

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2002	2001
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(1,731,645)	$(1,709,141)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	171,134	180,750
Allowance for doubtful accounts	2,900	—
Common stock issued for services and compensation	—	3,600
Write-down on patents	40,320	—
Options and warrants granted for services	—	33,744
Amortization of debt discount	405,000	405,000
Changes in assets and liabilities:
Trade accounts receivable	(59,370)	23,315
Inventories	(351,930)	40,576
Prepaid expenses and other	(8,125)	29,002
Accounts payable	122,385	42,631
Accrued liabilities	71,984	(91,653)

Net cash used in operating activities	(1,337,347)	(1,042,176)

Investing Activities:
Purchase of equipment	(9,701)	(7,659)
Patent costs paid	(24,823)	(16,752)

Net cash used in investing activities	(34,524)	(24,411)

Financing Activities:
Payments on capital lease	(2,156)	—
Proceeds from issuance of convertible promissory notes	—	1,225,000
Proceeds from exercise of stock options	19,500	—
Net cash provided by financing activities	17,344	1,225,000

Net increase (decrease) in cash	(1,354,527)	158,413
Cash, beginning of year	1,807,720	1,354,072

Cash, end of year	$453,193	$1,512,485

Supplemental disclosure of noncash investing and financing activities:
Issuance of stock warrants in connection with convertible debt	$—	$624,750
Increase in additional paid in capital for the beneficial conversion feature of convertible debt	$—	$600,250
Common stock issued on conversion of Series B preferred stock	$—	$2,102,412
Sale of equipment for accounts payable	$117,000	$—

No cash was paid for interest or taxes for the three months ended December 31, 2002 and 2001

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. OPERATIONS

American Technology Corporation is engaged in design, development and commercialization of sound, acoustic and other technologies. Our primary focus is on marketing four of our proprietary sound reproduction technologies and supplying components based on these technologies to customers.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s annual report on from 10K.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations and its ability to ultimately generate profits and positive cash flow from operations. The Company has funded its operations primarily through the issuance of securities and debt financings. Other than cash of $453,193 at December 31, 2002 and a subsequent $500,000 increase in 8% secured promissory notes (see note 7), the Company has no other material unused sources of liquidity at this time. Based on our current cash position and projections for future revenues and currently planned expenditures, we will need to raise additional capital of approximately $2 million to continue operations at planned levels during the next twelve months. While we believe that investment capital in sufficient amounts will be available to us, there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. The Company has significant debt that comes due in December 2003.

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

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds would be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail, scale back operations, or cease operations and would therefore have a material adverse effect on the Company’s business.

As such, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

convertible or exercisable into approximately 5,952,487 and 3,735,957 shares of common stock were outstanding at December 31, 2002 and 2001, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The provisions of the Company’s Series B Preferred Stock provide for an accretion in the conversion value (similar to a dividend) of 6% or $.60 per share per annum. The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The Series D Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The accrued accretion of the Series B, C and D Preferred Stock for the three months ended December 31, 2002 and 2001 was $38,624 and $19,956, respectively, which increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three months ended December 31,
	2002	2001
Net Loss	$(1,731,645)	$(1,709,141)
Series D Preferred Stock imputed deemed dividends based on discount at issuance	(64,059)	—
Imputed deemed dividends on warrants issued with Series D Preferred Stock	(56,115)	—
Accretion on Series B, C and D Preferred Stock at stated rate	(38,624)	(19,956)

Net loss available to common stockholders	$(1,890,443)	$(1,729,097)

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) Finalized FASB Statements No. 141 Business Combinations (SFAS 141) and No. 142; Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires among other things, that companies no longer amortize goodwill but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has not entered into any business combinations and has no recorded goodwill. The adoption of this statement did not have a material effect on its financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending September 30, 2003. The adoption of this statement did not have a material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lives Assets”. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

applied prospectively. The Company believes the adoption of this statement will have no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS rescinds FASB No. 4 Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements effective December 31, 2002, in its financial statements.

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	December 31, 2002	September 30, 2002
Finished goods	$267,001	$78,361
Raw materials	241,810	78,520
Reserve for obsolete inventory	(20,000)	(20,000)

	$488,811	$136,881

6. PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener (“Graebener”), Stephen M. Williams (“Williams”) and Hucon Limited, a Washington corporation (“Hucon”). The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company agreed to pay up to an additional 159,843 shares of common stock to Williams and Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology. Shares not earned within four years will be cancelled. In fiscal 2002 a total of 50,000 contingent shares were issued leaving an additional 109,843 shares that may be issued. Contingent shares are recorded as compensation expense when earned. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions. No compensation expense was earned during the three months ended December 31, 2002.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

7. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES

8% Senior Secured Promissory Notes

On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes (“Senior Notes”) for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or (ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the “Maturity Date”). Interest is payable on a quarterly basis with the first payment due January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory. Subsequent to December 31, 2002, the Company received an additional $500,000 in cash proceeds from the issuance of Senior Notes to one accredited investor. The terms of this note will be the same as the 8% Senior Secured Notes discussed above.

12% Convertible Subordinated Promissory Notes

In September and October 2001, the Company sold for cash in a private offering an aggregate of $2,025,000 of unsecured 12% Convertible Subordinated Promissory Notes (“Notes”) to accredited investors and related parties. The Notes were originally due December 31, 2002, but the maturity date was extended to December 31, 2003 by amendment dated November 19, 2002. The principal and interest amount of each Note may, at the election of the Note holder, be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 (the “Warrant”) for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares). At December 31, 2002, the Notes could have been converted into 1,163,445 shares of common stock.

The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company recorded a $2,025,000 discount to the notes to reflect the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 89 to 90 percent; risk free interest rate of 4 percent; and an expected life of five years. The value was reflected as a discount to the debt. This debt discount is being amortized as non-cash interest expense over the original term of the Notes. For the quarter ended December 31, 2002, $405,000 was amortized as non-cash interest expense.

8. STOCKHOLDERS’ DEFICIT

The Company has 10,000 shares of Series C Preferred Stock outstanding convertible into 40,615 shares of Common stock as of December 31, 2002. The dollar amount of Series C Preferred Stock, increased by $1.20 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $8.00 per share or (ii) 92% of the average of the five days closing bid market price prior to conversion, but in no event less than $5.75 per share. The shares of Series C Preferred Stock may be called by the Company for conversion if the market price of the common stock exceeds $20.00 per share for ten days and certain conditions are met. The Series C Preferred Stock is subject to automatic conversion on March 31, 2003.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock (“Series D Stock”), at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion could be made prior to January 1, 2003 at a conversion price of less than $4.50 per share. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 (“D Warrants”). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price. In connection with the Series D Stock financing, the Company incurred closing costs of $78,752. As of December 31, 2002 the Series D Stock (based on 360-day year) would have been convertible into 1,223,822 shares of common stock.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the warrants, respectively. The warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 78 percent; risk free interest rate of 4.94 percent; and an expected life of five years. For the three months ended December 31, 2002, $64,059 and $56,115 was amortized as a deemed dividend.

Subsequent to December 31, 2002, 150,400 shares of Series D Stock were converted into 572,778 shares of common stock.

The following table summarizes changes in equity components from transactions during the three months ended December 31, 2002:

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance as of October 1, 2002	245,400	$2	14,351,476	$144	$27,255,016	$(28,140,044)
Stock issued upon exercise of stock options	—	—	6,500	—	19,500	—
Net loss	—	—	—	—	—	(1,731,645)

Balance as of December 31, 2002	245,400	$2	14,357,976	$144	$27,274,516	$(29,871,689)

The following table summarizes information about stock option activity during the three months ended December 31, 2002:

	Number of Options	Weighted Average exercise price

Outstanding October 1, 2002	1,459,175	$3.97
Canceled/expired	(33,450)	$5.10
Exercised	(6,500)	$3.00

Outstanding December 31, 2002	1,419,225	$3.95

Exercisable at December 31, 2002	1,170,975	$3.89

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2001 to 2006 with an average life of 3 years.

At December 31, 2002, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one Common Share:

Number	Exercise Price	Expiration Date

50,000	$16.00	May 12, 2003

50,000	$10.00	January 5, 2004

375,000	$11.00	March 31, 2005

1,012,500	$ 2.00	September 30, 2006

517,880	$ 4.50	March 31, 2007

100,000	$ 4.25	September 30, 2007

2,105,380

At December 31, 2002, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. No stock-based employee compensation cost is reflected in net loss available to common shareholders, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss available to common shareholders and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

For the three months ended December 31,	2002	2001
Net Loss available to common shareholders
Net loss as reported	$(1,890,443)	$(1,729,097)
Deduct:
Total stock-based employee compensation expense determined
Under fair value based method for all awards, net of related tax effects	(122,076)	(148,718)

Pro forma net loss	(2,012,519)	(1,877,815)

Net loss per common share
As reported	$(.13)	$(.12)
Pro forma	$(.14)	$(.13)

9. INCOME TAXES

At September 30, 2002, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $23,259,000 which expire through 2022 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, “BUSINESS RISKS.” ALSO SEE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2002.

Overview

We are focused on commercializing our proprietary HyperSonic Sound (“HSS”), NeoPlanar, PureBass and HIDA sound technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range woofer designed to complement our HSS, NeoPlanar technologies and other high performance satellite systems. Our HIDA technology employs proprietary techniques and components to produce variable intensity directional acoustical sound intended for use as a hailing device or supercharged megaphone or as a non-lethal weapon. Our strategy is to commercialize these technologies through licensing and product sales to customers, distributors and OEMs. We believe our HSS, NeoPlanar and PureBass technologies meet customer and OEM requirements. These technologies have been licensed to OEMs and are being transferred to production. We expect product sales and royalties to commence in fiscal 2003 from these technologies. We are also producing HSS and NeoPlanar systems for sale to customers, distributors and OEMs. We are in the early stage of sales and licensing of our sound technologies with many customers purchasing systems for evaluation and demonstration.

We incurred net losses of $8,220,132, $5,046,219 and $3,068,046 in the fiscal years ended September 30, 2002, 2001 and 2000 and a net loss of $1,731,645 for the three months ended December 31, 2002. We have substantial research and development and general administrative expenses, and our revenues from our audio technologies and portable consumer products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during the balance of fiscal 2003, and we anticipate that we will need to raise additional capital to meet anticipated operating costs. See “Liquidity and Capital Resources” below. As a result of our need for capital and our net losses to date, our independent auditors noted in their audit report on our financial statements for the fiscal year ended September 30, 2002 substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability and generate positive cash flow from operations in future periods.

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

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See “Business Risk” below.

Effective in October 2002, we discontinued our portable consumer product line in order to focus financial, personnel and facility resources on our sound technologies, which we expect to provide substantially all of our fiscal 2003 revenues. For the three months ended December 31, 2002 and for fiscal 2002 we recorded revenues of $83,221 and $301,116, respectively for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. Historically, portable consumer product revenues accounted for the majority of our revenues.

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

Revenue Recognition

We derive our revenue primarily from two sources: (i) product revenue and (ii) contract and license fee revenue. Product revenues are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the manufacturers’ units shipped information is available to us and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

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

Results of Operations

Total revenues for the three month periods ended December 31, 2002 and 2001 were $423,299 and $256,621, respectively. Product sales for the three months ended December 31, 2002 were $387,967 a 72% increase from the comparable three month total of $224,954 for the prior year. For the three months ended December 31, 2002 product sales included $83,221 of consumer portable product sales and $304,746 from the sale of NeoPlanar, HIDA and HSS products. Consumer product sales were historically volatile due to changing customers and product offerings and reliance on a limited number of customers. Since we have discontinued our portable consumer products line, fiscal 2003 revenues for these products will be substantially below those for fiscal 2002, and will be limited to sales of inventory on hand. Sales of sound products are also expected to be volatile as a result of manufacturing startup requirements and the need to recruit new customers for products not previously available in the marketplace.

Contract and license revenues for the quarters ended December 31, 2002 and 2001 were $35,332 and $31,667, respectively. We recognize upfront fees and advance revenues over the term of respective license agreements. At December 31, 2002 and September 30, 2002 we had $250,001 and $276,667, respectively, collected and recorded as unrecognized revenue for existing contracts and licenses.

At December 31, 2002, we had open purchase orders for approximately $129,700 of product, of which approximately $41,687 had been received as customer deposits. We expect to fill these orders during the second quarter ending March 31, 2003. There was no material backlog at December 31, 2001. Subsequent to December 31, 2002, we received purchase orders for approximately $240,000 for military product expected to ship during our fiscal third quarter ending June 30, 2003. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delays, component shortages and other production related issues.

Cost of revenues for the three months ended December 31, 2002 was $321,635 resulting in a gross profit of $101,664 or 24%. This compares to a gross profit of $140,162 or 55% for the comparable period of the prior year. It is difficult to compare historical gross profit percentages due to changes in contract and license revenues as a percentage of total revenues and changes in the product mix in each year. The lower gross profit percentage in the three months ended December 31, 2002 resulted from lower margins on consumer product sales, establishing a warranty reserve and startup production costs for HSS and NeoPlanar products. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues and the types of products sold to customers. Margins may vary significantly from period to period.

Selling, general and administrative expenses for the three months ended December 31, 2002 and 2001 were $756,317 and $492,656, respectively. The $263,661 increase resulted from an increase in legal costs of $159,448, an increase in insurance of $13,312, an increase in personnel costs of $85,674 and an increase of $8,284 for print advertising. The increase in personnel costs included two new hires and the reassignment of one person from research and development support staff to sales and marketing duties. We may expend additional resources on marketing our sound technologies in future quarters, which may increase selling, general and administrative expenses in future periods.

Research and development expenses for the three months ended December 31, 2002 were $581,421 compared to $893,937 for the comparable three months of the prior year. The $312,516 decrease resulted from a reduction of $216,670 for supplies and materials used in the development of our sound technologies, a $46,578 decrease in personnel costs from the reassignment of one person to selling, general and administrative expense and a decrease of $20,387 for consulting services. Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect that fiscal 2003 research and development costs may be at lower levels than the prior year based on current staffing and budgeting as we focus resources on sales of products from developed technologies.

We recorded in selling, general and administrative expenses $3,600 for the three months ended December 31, 2001 for services paid through the issuance of 1,425 shares of common stock.

We experienced a loss from operations of $1,236,074 during the three months ended December 31, 2002, compared to a loss from operations of $1,246,431 for the comparable three months ended December 31, 2001. The $10,357 decrease is primarily due to the decrease in research and development costs for the first quarter of fiscal 2002.

Interest expense of $497,902 for the three months ended December 31, 2002 included $405,000 of noncash amortization of debt discount, $61,611 of accrued interest on convertible subordinated promissory notes and $31,291 of accrued interest on senior secured promissory notes.

The net loss available to common stockholders for the three months ended December 31, 2002 and 2001 of $1,890,443 and $1,729,097, respectively, included $38,624 of accretion on the Series C and Series D Preferred Stock also included is $64,059 on Series D Preferred Stock imputed deemed dividends based on discount at issuance and $56,115 on imputed deemed dividends on warrants issued in connection with the Series D Preferred Stock. The net loss available to common stockholders for the three months ended December 31, 2001 of $1,729,097 included $19,956 of accretion on the Series B and Series C Preferred Stock.

We have federal net loss carryforwards of approximately $23,259,000 for federal tax purposes expiring through 2022. The amount and timing of the utilization of our net loss carryforwards may be limited under Section 382 of the Internal

Revenue Code. A valuation allowance has been recorded to offset the related net deferred tax asset as management was unable to determine that it is more likely than not that the deferred tax asset will be realized.

Future operations are subject to significant variability as a result of licensing activities, product sales and margins, timing of new product offerings, the success and timing of new technology exploitation, decisions regarding future research and development and variability in other expenditures.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities developing and introducing our sound technologies. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. Our negative cash flow from operating activities was $1,337,347 for the first fiscal quarter of 2003. As of December 31, 2002, the net loss of $1,731,645 included certain expenses not requiring the use of cash totaling $619,354. In addition, cash was used in operating activities through an increase of $351,930 in inventories, a $59,370 increase in accounts receivable, an increase of $8,125 in prepaid expenses and other. Cash provided by operating activities included a $71,984 increase in accrued liabilities and an $122,385 increase in accounts payable.

At December 31, 2002, we had gross accounts receivable of $191,048 as compared to $131,677 at September 30, 2002. This represented approximately 54 days of sales. Terms with individual customers vary greatly. Large retail chains often require 90-120 day terms on sales on portable consumer products. We typically require pre-payment or a maximum of thirty day terms for our sound technology products. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the three months ended December 31, 2002, we used approximately $9,701 for the purchase of laboratory and computer equipment and made a $24,823 investment in patents and new patent applications. We anticipate a continued investment in patents in fiscal 2003. Dollar amounts to be invested on these patents are not currently estimable by management.

At December 31, 2002, we had negative working capital of $3,985,886 compared to working capital of $554,713 at September 30, 2002.

We have financed our operations primarily through the sale of preferred stock, exercises of stock options, sale of convertible and non-convertible notes, proceeds from the sale of investment securities and margins from product sales. At December 31, 2002, we had cash of $453,193, representing a decrease of $1,354,527 from cash at September 30, 2002. The decrease resulted primarily from cash used in operating activities. In February 2003, we sold an additional $500,000 8% Senior Secured Promissory Note due December 31, 2003 to one accredited investor. The terms of this note are identical to the other 8% Senior Secured Notes described in Part II, Item 5 of our Form 10-K for the year ended September 30, 2002. Based on our current cash position and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) expected royalty and licensing proceeds; we believe we will require approximately $2 million of additional cash for operations for the next twelve months. We believe increased sales of HSS and NeoPlanar products may provide a portion of this cash. We believe that any required investment capital will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

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

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Less than 1 Year		1-3 Year	4-5 Years	After 5 Years
Operating leases	$9,192		$30,627	$—	$—
Employment agreements	$245,000		$490,000	—	—
Convertible promissory notes due December 31, 2003	$2,571,750	(1)	—	—	—
Senior secured promissory notes due December 31, 2003	$2,190,000	(2)	—	—	—

Total contractual cash obligations	$5,015,942		$520,627	$—	$—

(1)	Assumes notes are not sooner converted to common shares.
(2)	Includes the subsequent issuance of $500,000.

Employment Agreements

The Company has entered into five employment agreements with executive officers and key employees. These agreements are each for one to three-year terms expiring from February 2003 to October 2005. Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see page 6, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

Business Risks

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, including our financial statements and the related notes.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability. Our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We have incurred significant operating losses and anticipate continued losses in fiscal 2003. At December 31, 2002 we had an accumulated deficit of $29,871,689. Due to our net losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

We have substantial debt which adversely affects us.

We have a substantial amount of debt, including the following as of February 4, 2003:

•	$2.0 million in senior secured promissory notes due December 31, 2003.

•	$2.025 million in convertible subordinated promissory notes due December 31, 2003.

The substantial amount of our indebtedness impacts us in a number of ways:

•	We have to dedicate a portion of cash flow from operations to interest payments on the senior secured promissory notes, which reduces funds available for other purposes.

•	We may not have sufficient funds to pay quarterly interest payments on the senior secured promissory notes, which could lead to a default.

•	The existing debt may make it difficult for us to obtain additional financing for working capital or other purposes.

•	If we default on the senior secured promissory notes, the holders could take control of all of our accounts receivable, equipment, goods, instruments and inventory.

These factors generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

We may not have sufficient funds to pay the $4.76 million balance on promissory notes due December 31, 2003.

We have issued convertible subordinated promissory notes in the aggregate face amount of $2.025 million, and senior secured promissory notes in the aggregate face amount of $2.0 million. All of these notes mature on December 31, 2003, and if they are not sooner paid or, in the case of the convertible notes, converted, we will owe $4,761,750 million in principal and accrued interest on that date.

We have a right to force conversion of the amounts due under the convertible subordinated promissory notes to common shares at conversion price of $2.00 per share, but we can exercise that right only if our stock price exceeds $5.00 per share for five trading days in a row, and we have on file with the SEC an effective registration statement for the resale of such shares. The convertible note holders may voluntarily convert the notes to common shares at a conversion price of $2.00 per share any time before payment, but they are not obligated to do so unless the conditions for mandatory conversion are met. If our stock price is below $2.00 per share at December 31, 2003, it is unlikely any remaining holders will elect to convert, and the notes will be due and payable unless they are renegotiated. Even if our stock price exceeds $2.00 per share on that date or before, some or all of the holders may not elect to convert their notes. During the last 30 trading days, the closing sale price of our common shares has ranged from $3.06 to $4.20.

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

Dilution of the per share value of our common shares could result from the conversion of most or all of the convertible subordinated notes we sold in September and October of 2001. Holders of these notes may convert the principal balance of these notes and all accrued interest into shares of our common stock at a conversion price of $2.00. The conversion price may be adjusted downward if we sell securities for less than an effective price of $2.00 per share. We have the right to require conversion of the notes after our stock trades above $5.00 per share for five consecutive trading days and we have an effective registration statement for the resale of the conversion shares. We intend to exercise this right as soon as we are able. In addition, the purchasers in these transactions received warrants to purchase one common share for each $2.00 in note principal purchased. The exercise price is $2.00 per share, subject to downward adjustment if we sell securities for less than an effective price of $2.00 per share. We initially issued $2.025 million in principal amount of convertible subordinated notes, which as of December 31, 2002 were convertible into an aggregate of 1,163,445 common shares, and 1,012,500 warrants, all of which are outstanding. The 12% convertible subordinated notes are due December 31, 2003, and accrue interest at 12% per annum.

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

Dilution of the per share value of our common shares could result from the conversion of most or all of the Series D Preferred Stock we sold in May 2002. We issued a total of 235,400 shares of our Series D Preferred Stock in the financing, 150,400 of which have been converted into 572,778 common shares and 85,000 of which remain outstanding. The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate could not however be lower than $4.50 before December 31, 2002, or lower than $2.00 after December 31, 2002. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. Accordingly, the outstanding 85,000 shares of Series D Preferred Stock are presently convertible into an aggregate of 303,528 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants is $4.50 per share, subject to downward adjustment if we sell securities for less than an effective price of $4.50 per share. We may call the Series D Preferred Stock for conversion if the market price of the common stock exceeds $9.50 per share for ten consecutive trading days and we have an effective registration statement for the resale of the conversion shares.

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

We are exposed to some market risk through interest rates, related to our investment of our cash of $453,193 at December 31, 2002. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $4,532. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant. At the present time we do not have any significant foreign sales or foreign currency transactions.

Item 4. Controls and Procedures

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

Item 2. Changes in Securities

On November 19, 2002, we and the holders of the 12% Convertible Subordinated Notes agreed to extend the maturity date of such notes from December 31, 2002 to December 31, 2003. The notes accrue interest at the rate of 12% per annum until maturity. Holders of these notes may convert the principal balance of these notes and all accrued interest into shares of our common stock at a conversion price of $2.00. The conversion price may be adjusted downward if we sell securities for less than an effective price of $2.00 per share. We have the right to require conversion of the notes after our stock trades above $5.00 per share for five consecutive trading days and we have an effective registration statement for the resale of the conversion shares. We intend to exercise this right as soon as we are able. In addition, the purchasers in these transactions received warrants to purchase one common share for each $2.00 in note principal purchased. The exercise price is $2.00 per share, subject to downward adjustment if we sell securities for less than an effective price of $2.00 per share. We initially issued $2.025 million in principal amount of convertible subordinated notes, which as of January 15, 2003, were convertible into an aggregate of 1,285,270 common shares and 1,012,500 warrants, all of which are outstanding. The holders of the convertible notes have piggyback registration rights for the shares obtainable upon conversion of the notes and exercise of the associated warrants.

The notes were modified without registration under the Securities Act of 1933 in reliance on Section 3(a)(9) of the Securities Act. The modification involved solely existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such modification.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Employment Agreement effective as of October 15, 2002 between the Company and Terry Conrad Filed as Exhibit 10.10 on Form 10-K for the year ended September 30, 2002.

10.2	Amendment to 12% Convertible Subordinated Promissory Note dated November 19, 2002. Filed as Exhibit 10.12.1 on Form 10-K for the year ended September 30, 2002

99.1	Certification of Chief Executive Officer and Principal Financial Officer.

(b) Reports on Form 8-K

On October 7, 2002, we filed a Form 8-K continuing disclosure in Item 5 and exhibits in Item 7.

On October 15, 2002, we filed a Form 8-K continuing disclosure in Item 5 event.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: February 12, 2003	By:	/s/ RENEE WARDEN
Renee Warden, Chief Accounting Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

CERTIFICATIONS

I, Elwood G. Norris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/      ELWOOD G. NORRIS

Elwood G. Norris,

Chief Executive Officer and Chairman (Principal Executive Officer)

I, Renee Warden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

/s/ RENEE WARDEN

Renee Warden

Chief Accounting Officer, Treasurer and Secretary (Principal Financial Officer)