Form 10-Q
period 2003-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-05-15
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2003.

Common Stock, $0.00001 par value	15,192,294

(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
INDEX

American Technology Corporation

BALANCE SHEETS
 (Unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current Assets:
Cash	$1,866,335	$1,807,720
Trade accounts receivable, less allowance of $8,091 and $20,191 for doubtful accounts	36,904	111,486
Subscription receivable	25,000	—
Inventories	431,756	136,881
Prepaid expenses and other	73,000	20,130

Total current assets	2,432,995	2,076,217
Equipment, net	165,247	363,448
Patents, net of accumulated amortization of $179,290 and $141,314	988,785	1,034,333
Purchased technology, net of accumulated amortization of $1,157,278 and $946,864	105,222	315,636

Total assets	$3,692,249	$3,789,634

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$360,640	$733,531
Accrued liabilities:
Payroll and related	188,276	202,432
Deferred revenue	388,168	276,667
Other	60,264	59,632
Interest on notes	381,534	240,279
Capital lease short-term portion	9,110	8,963
12% Convertible Promissory Notes	1,725,000	—
Related party 12% Convertible Promissory Notes,	300,000	—

Total current liabilities	3,412,992	1,521,504
Long-Term Liabilities:
12% Convertible Promissory Notes net of $0 and $345,000 debt discount	—	1,380,000
Related party 12% Convertible Promissory Notes, net of $0 and $60,000 debt discount	—	240,000
8% Senior Secured Promissory Notes	1,000,000	1,500,000
Capital lease long-term portion	28,497	33,012

Total liabilities	4,441,489	4,674,516

Commitments and contingencies
Stockholders’ deficit
Series C Preferred stock 300,000 shares designated: 0 and 10,000 issued and outstanding respectively. Liquidation preference of $0 and $230,510, respectively.	—	—
Series D Preferred stock 235,400 shares designated: 65,000 and 235,400 issued and outstanding, respectively. Liquidation preference of $685,474 and $2,412,046, respectively.	1	2
Series E Preferred stock 350,000 shares designated: 343,250 and 0 issued and outstanding, respectively. Liquidation preference of $3,449,126 and $0, respectively.	3	—
Common stock, $0.00001 par value; 50,000,000 shares authorized 15,156,670 and 14,351,476 shares issued and outstanding	151	144
Additional paid-in capital	30,976,600	27,255,016
Accumulated deficit	(31,725,995)	(28,140,044)

Total stockholders’ deficit	(749,240)	(884,882)

Total liabilities and stockholders’ deficit	$3,692,249	$3,789,634

See accompanying notes to financial statements.

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six month ended March 31,

	2003	2002	2003	2002

Revenues:
Product sales	$145,611	$99,155	$533,578	$324,110
Contract and license	92,331	100,278	127,663	131,944

Total revenues	237,942	199,433	661,241	456,054

Cost of revenues	350,784	122,385	672,419	238,845

Gross (loss) profit	(112,842)	77,048	(11,178)	217,209

Operating expenses:
Selling, general and administrative	908,992	610,463	1,665,309	1,103,120
Research and development	727,298	987,060	1,308,719	1,880,997

Total operating expenses	1,636,290	1,597,523	2,974,028	2,984,117

Loss from operations	(1,749,132)	(1,520,475)	(2,985,206)	(2,766,908)

Other income (expense):
Interest income	1,321	9,910	3,652	12,556
Interest expense	(104,828)	(464,918)	(602,730)	(929,474)
Other	(1,667)	—	(1,667)	(800)

Total other income (expense)	(105,174)	(455,008)	(600,745)	(917,718)

Net loss	$(1,854,306)	$(1,975,483)	$(3,585,951)	$(3,684,626)

Imputed dividends on convertible Preferred Stock	253,685	2,959	412,483	22,915
Net loss available to common stockholders	$(2,107,991)	$(1,978,442)	$(3,998,434)	$(3,707,541)

Net loss per share of common stock - basic and diluted	$(0.14)	$(0.14)	$(0.27)	$(0.26)

Average weighted number of common shares outstanding	14,897,662	14,273,238	14,629,077	14,074,903

See accompanying notes to financial statements.

American Technology Corporation

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended March 31,

	2003	2002

Increase (Decrease) in Cash
Operating Activities:
Net loss	$(3,585,951)	$(3,684,626)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	339,290	362,826
Allowance for doubtful accounts	(12,100)	—
Warranty reserves	41,542	—
Common stock issued for services and compensation	410,816	7,199
Write-down on patents	40,321	—
Options and warrants granted for services	—	137,590
Amortization of debt discount	405,000	810,000
Changes in assets and liabilities:
Trade accounts receivable	86,682	(48,551)
Inventories	(294,875)	27,005
Prepaid expenses and other	(52,870)	34,503
Accounts payable	(255,891)	254,479
Accrued liabilities	197,690	112,081

Net cash used in operating activities	(2,680,346)	(1,987,494)

Investing Activities:
Purchase of equipment	(9,700)	(27,086)
Patent costs paid	(32,749)	(55,476)

Net cash used in investing activities	(42,449)	(82,562)

Financing Activities:
Payments on capital lease	(4,368)	—
Proceeds from issuance of convertible promissory notes	500,000	—
Proceeds from the issuance of preferred stock	2,407,500	—
Cash paid for offering costs	(141,222)	—
Proceeds from issuance of convertible promissory notes	—	1,225,000
Proceeds from exercise of stock options	19,500	—

Net cash provided by financing activities	2,781,410	1,225,000

Net increase (decrease) in cash	58,615	(845,056)
Cash, beginning of year	1,807,720	1,354,072

Cash, end of year	$1,866,335	$509,016

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest	$72,305	$—
Supplemental disclosure of noncash investing and financing activities:
Issuance of stock warrants in connection with convertible debt	$—	$624,750
Increase in additional paid in capital for the beneficial conversion feature of convertible debt	$—	$600,250
Common stock issued on conversion of Series B preferred stock	$—	$2,102,412
Sale of equipment for accounts payable	$117,000	$—
Secured Notes converted into Series E Preferred Stock	$1,000,000	$—
Issuance of Series E Preferred Stock for Subscription receivable	$25,000	$—

See accompanying notes to financial statements.

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. OPERATIONS
American Technology Corporation is engaged in design, development and commercialization of sound, acoustic and other technologies. Our primary focus is on marketing four of our proprietary sound reproduction technologies and supplying components based on these technologies to customers.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company’s annual report on Form 10K.

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations and its ability to ultimately generate profits and positive cash flow from operations. The Company has funded its operations primarily through the issuance of securities and debt financings. Other than cash of $1,866,335 at March 31, 2003 the Company has no other material unused sources of liquidity at this time. Based on our current cash position and projections for future revenues and currently planned expenditures, we will need to raise additional capital of approximately $2 million to continue operations at planned levels during the next twelve months. While we believe that investment capital in sufficient amounts will be available to us, there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. The Company has significant debt that comes due in December 2003 and December 2004.

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

3. NET LOSS PER SHARE
The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 6,745,474 and 3,786,805 shares of common stock were outstanding at

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003 and 2002, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The Series C Preferred Stock provides for an accretion in the conversion value of 6% or $1.20 per share per annum. The Series D Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The Series E Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The accrued accretion increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three months ended March 31		Six months ended March 31

	2003	2002	2003	2002

Net Loss	$(1,854,306)	$(1,975,483)	$(3,585,951)	$(3,684,626)
Series D Preferred Stock imputed deemed dividends based on discount at issuance	(62,667)	—	(126,726)	—
Imputed deemed dividends on warrants issued with Series D Preferred Stock	(59,255)	—	(115,370)	—
Series E Preferred Stock imputed deemed dividends based on discount at issuance	(59,821)	—	(59,821)	—
Imputed deemed dividends on warrants issued with Series E Preferred Stock	(16,883)	—	(16,883)	—
Accretion on Series C, D, and E Preferred Stock at stated rate	(55,059)	(2,959)	(93,683)	(22,915)

Net loss available to common stockholders	$(2,107,991)	$(1,978,442)	$(3,998,434)	$(3,707,541)

4. RECENT ACCOUNTING PRONOUNCEMENTS
In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending September 30, 2003. The Company adopted this statement effective October 1, 2002.  The adoption of this statement did not have a material impact on its financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No.13, and Technical Corrections. SFAS rescinds FASB No. 4 Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No.44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No.13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.   SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003, with

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

early application encouraged.   The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements effective October 1, 2002, in its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002.  The Company the disclosure requirements of FIN 45 in the 1st quarter of 2002 and has include the new disclosure requirements in the Notes to the Financial Statements (see Note 6).

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	March 31, 2003	September 30, 2002

Finished goods	$214,885	$78,361
Raw materials	236,871	78,520
Reserve for obsolete inventory	(20,000)	(20,000)

	$431,756	$136,881

6. PRODUCT WARRANTY COST
At the time revenue is recognized, the Company provides for estimated cost of product warranties as provided under contractual arrangements.  Warranty obligations are affected by product failure rates and service delivery costs incurred in correcting a product failure.  Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Changes in the warranty reserves during the six months ended March 31, 2003 were as follows:

Balance at October 1, 2002	$6,313
Accruals for warranty during the six months ended March 31, 2003	41,542

Balance at March 31, 2003	$47,855

7. PURCHASED TECHNOLOGY
In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener (“Graebener”), Stephen M. Williams (“Williams”) and Hucon Limited, a Washington corporation (“Hucon”).  The purchase price consisted of $300,000 cash plus 200,000 shares of common stock.  The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company agreed to pay up to an additional 159,843 shares of common stock to Williams and Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology. Contingent shares are recorded as compensation expense when earned.  During fiscal 2002, a total of 50,000 contingent shares were issued.  In fiscal 2003, the Company issued the balance of 109,843 contingent shares and recorded $410,816 in compensation expense. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions. The Company did not renew the employment agreements, which terminated on February 15, 2003.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

8. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES
8% Senior Secured Promissory Notes
On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes (“Senior Notes”) for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or (ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the “Maturity Date”). Interest is payable on a quarterly basis with the first payment due January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory.  The Senior Notes are convertible at the option of the Company.  In January 2003, the Company received an additional $500,000 in cash proceeds from the issuance of a Senior Note to one accredited investor. The terms of this note are the same as the 8% Senior Secured Notes discussed above. In connection with the Series E Financing, the Company amended its Senior Notes (i) to allow the holders of the Notes to convert all or a portion of the principal balance of the Senior Notes into Series E Preferred Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004.The Senior Notes were converted into Series E Preferred Stock at a conversion price equal to the outstanding principal balance of the Senior Notes.  All accrued but unpaid interest on the converted principal balances plus an amount equal to two months interest on the converted principal balances was paid in cash on the day of conversion. At March 31, 2003 an aggregate of $1,000,000 was converted into Series E Preferred Stock.  The Senior Notes are also subject to mandatory redemption upon the closing of a sale of equity securities in an amount exceeding $3,000,000. The amendment to the Senior Notes clarified that Senior Note balances converted to Series E Stock would not be included for purposes of determining whether mandatory redemption of the remaining Senior Note balance is required.

12% Convertible Subordinated Promissory Notes
In September and October 2001, the Company sold for cash in a private offering an aggregate of $2,025,000 of unsecured 12% Convertible Subordinated Promissory Notes (“Notes”) to accredited investors and related parties. The Notes were originally due December 31, 2002, but the maturity date was extended to December 31, 2003 by amendment dated November 19, 2002. The principal and interest amount of each Note may, at the election of the Note holder, be converted one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes may be called by the Company for conversion if the market price exceeds $5.00 per share for five days and certain conditions are met.  Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 (the “Warrant”) for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares). At March 31, 2003, the Notes could have been converted into 1,193,738 shares of common stock.

The Notes and Warrants have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable conversion or exercise price. In connection with the Notes and Warrants, the Company recorded a $2,025,000 discount to the notes to reflect the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 89 to 90 percent; risk free interest rate of 4 percent; and an expected life of five years.  The value was reflected as a discount to the debt. This debt discount was being amortized as non-cash interest expense over the original term of the Notes. For the six month period ending March 31, 2003, $405,000 was amortized as non-cash interest expense.

9. STOCKHOLDERS’ DEFICIT
At March 31, 2003, the 10,000 shares of Series C Preferred Stock outstanding were automatically converted into 41,130 shares of Common stock.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock (“Series D Stock”), at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increased by $0.60 per share accretion per annumand other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion could be made prior to January 1, 2003 at a conversion price of less than $4.50 per share. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 (“D Warrants”). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price.  In connection with the Series D Stock financing, the Company incurred closing costs of $78,752.

During the six months ending March 31, 2003, 170,400 shares of Series D Stock were converted into 647,720 shares of common stock. As of March 31, 2003 the 65,000 remaining outstanding shares of Series D Stock (based on 360-day year) would have been convertible into 208,986 shares of common stock.

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the D warrants, respectively.  The D warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 78 percent; risk free interest rate of 4.94 percent; and an expected life of five years.  The Series E Financing resulted in a repricing of the 517,880 outstanding D warrants from $4.50 per share to $3.01 per share in accordance with repricing provisions of such warrants. In connection with the repricing the Company recorded $158,519 in additional warrant value. For the six months ended March 31, 2003, $126,726 and $115,370 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the D warrants.

Subsequent to March 31, 2003, 10,000 shares of Series D Stock were converted into 35,624 shares of common stock.

In March 2003, the Company sold $3,432,500 of Series E Preferred Stock, par value $.00001, at $10.00 per share (the “Series E Stock”) to a limited number of investors (the “Series E Financing”).  In connection with the Series E Financing, the Company amended its 8% Senior Secured Promissory Notes (the “Notes”) (i) to allow the holders of the Senior Notes to convert all or a portion of the principal balance of the Notes into Series E Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. The Company raised an aggregate of $2,432,500 in new cash, a subscription receivable and converted Senior Notes with an aggregate value of $1,000,000. A total of $1,000,000 in principal amount of the Senior Notes remains outstanding.

The dollar amount of Series E Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $3.25 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion can be made prior to September 30, 2003 at a conversion price of less than $3.25 per share. The shares of Series E Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series E Stock is subject to automatic conversion on December 31, 2006. Each purchaser of Series E Preferred Stock was also granted a warrant to purchase 1.5 shares of common stock for each share of Series E Preferred Stock purchased, exercisable until December 31, 2007 at a price of $3.25 per share.  In connection with the Series E financing, we issued warrants exercisable for an aggregate of 514,875 shares (“E Warrants”). In connection with the Series E Stock financing, the Company incurred closing costs of $141,222.

As of March 31, 2003 the outstanding Series E Stock (based on 360-day year) would have been convertible into 1,061,270 shares of common stock.

In connection with the Series E Stock and E Warrants, the Company recorded $2,677,000 and $755,500 as the value of the discount at issuance of the Series E Stock and the value of the warrants, respectively.  The warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 76.5 percent; risk free interest rate of 4.0 percent; and an expected life of five years.  For the six months ended March 31, 2003, $59,821 and $16,883 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the E warrants.

In March 2003, the Company issued a $25,000 subscription receivable related to the sale of Series E Stock.  The receivable was collected in April 2003.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2003:

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit

	Shares	Amount	Shares	Amount

Balance as of October 1, 2002	245,400	$2	14,351,476	$144	$27,255,016	$(28,140,044)
Stock issued upon exercise of stock options	—	—	6,500	—	19,500	—
Stock issued for services	—	—	109,844	1	410,815	—
Stock issued on conversion of Series D Preferred Stock	(170,400)	(1)	647,720	6	(6)	—
Stock issued on conversion of Series C Preferred Stock	(10,000)	—	41,130	—	—	—
Issuance of Series E Preferred Stock, net of offering costs of $141,222	343,250	$3	—	—	3,291,275	—
Net loss	—	—	—	—	—	(3,585,951)

Balance as of March 31, 2003	408,250	$4	15,156,670	$151	$30,976,600	$(31,725,995)

The following table summarizes information about stock option activity during the six months ended March 31, 2003:

	Number of Options	Weighted Average exercise price

Outstanding October 1, 2002	1,459,175	$3.97
Canceled/expired	(84,450)	$4.25
Exercised	(6,500)	$3.00
Granted	293,000	$3.37

Outstanding March 31, 2003	1,661,225	$3.86

Exercisable at March 31, 2003	1,289,559	$3.86

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2003 to 2008 with an average life of 3 years.

At March 31, 2003, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one Common Share:

Number	Exercise Price	Expiration Date

50,000	$16.00	May 12, 2003
50,000	$10.00	January 5, 2004
375,000	$11.00	March 31, 2005
1,012,500	$2.00	September 30, 2006
517,880	$3.01	March 31, 2007
100,000	$4.25	September 30, 2007
514,875	$3.25	December 31, 2007

2,620,255

At March 31, 2003, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”.  No stock-based employee compensation cost is reflected in net loss available to common shareholders, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss available to common shareholders and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,

	2003	2002	2003	2002

Net loss available to common shareholders
Net loss as reported	$(2,107,991)	$(1,978,442)	$(3,998,434)	$(3,707,541)
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	136,076	148,718	258,152	297,436

Pro forma net loss	$(2,244,067)	$(2,127,160)	$(4,256,586)	$(4,004,977)

Net loss per common share
As reported	$(0.14)	$(0.14)	$(0.27)	$(0.26)

Pro forma	$(0.15)	$(0.15)	$(0.29)	$(0.28)

10. INCOME TAXES
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

We incurred net losses of $8,220,132, $5,046,219 and $3,068,046 in the fiscal years ended September 30, 2002, 2001 and 2000 and a net loss of $3,585,951 for the six months ended March 31, 2003. We have substantial research and development and general administrative expenses, and our revenues from our audio technologies and portable consumer products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during the balance of fiscal 2003, and we anticipate that we will need to raise additional capital of approximately $2 million to continue operations at planned levels during the next twelve months. See “Liquidity and Capital Resources” below. As a result of our need for capital and our net losses to date, our independent auditors noted in their audit report on our financial statements for the fiscal year ended September 30, 2002 substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability and generate positive cash flow from operations in future periods.

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

Effective in October 2002, we discontinued our portable consumer product line in order to focus financial, personnel and facility resources on our sound technologies, which we expect to provide substantially all of our fiscal 2003 revenues. For the six months ended March 31, 2003 and for fiscal 2002 we recorded revenues of $78,680 and $301,116, respectively for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. Historically, portable consumer product revenues accounted for the majority of our revenues.

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

Results of Operations
Total revenues for the six month period ended March 31, 2003 and 2002 were $661,241and $456,054, respectively. Total revenues for the three month period ended March 31, 2003 and 2002 were $237,942 and $199,433, respectively. Product revenues for the six months ended March 31, 2003 were $533,578 a 65% increase from the comparable six month total of  $324,110 for the prior year. For the six months ended March 31, 2003 product sales included $78,680 of consumer portable product sales and $454,898 from the sale of NeoPlanar, HIDA and HSS products. For the six months ended March 31, 2002 product sales included $165,463 of consumer portable product sales and $158,647 from the sale of NeoPlanar, HIDA and HSS products. Product revenues for the second quarter ended March 31, 2003 and 2002 were $145,611 and $99,155, respectively. We experienced manufacturing quality control problems with some of our initial commercial HSS units, which negatively impacted product sales during the second quarter of fiscal 2003.  We have worked closely with our contract manufacture to resolve these issues, but because our HSS emitters are a new and unique product, we may continue to experience manufacturing problems that could adversely impact product sales in future periods. Consumer product revenues were historically volatile due to changing customers and product offerings and reliance on a limited number of customers. Since we have discontinued our portable consumer products line, fiscal 2003 revenues for these products will be substantially below those for fiscal 2002, and will be limited to sales of inventory on hand. Sales of sound products are also expected to be volatile as a result of manufacturing startup requirements and the need to recruit new customers for products not previously available in the marketplace.

Contract and license revenues for the quarters ended March 31, 2003 and 2002 were $127,663 and $131,944, respectively. We recognize upfront fees and advance revenues over the term of respective license agreements. At March 31, 2003 and September 30, 2002 we had $388,168 and $276,667, respectively, collected and recorded as unrecognized revenue for existing contracts and licenses.

At  March 31, 2003, we received purchase orders for approximately $240,000 for military product expected to ship during our fiscal third quarter ending June 30, 2003.  Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delays, component shortages and other production related issues.

Cost of revenues for the six months ended March 31, 2003 was $672,419 resulting in a gross loss of $11,178 or 1.7%. This compares to a gross profit of $217,209 or 48% for the comparable period of the prior year. It is difficult to compare historical gross profit percentages due to changes in contract and license revenues as a percentage of total revenues and changes in the product mix in each year. Cost of revenues for the three months ended March 31, 2003 and 2002 were $350,784 and $122,385 resulting in a gross loss of 47% and a gross profit of 39%, respectively. The lower gross profit percentage in the six and three months ended March 31, 2003 resulted from lower margins on consumer product sales, and establishing a warranty reserve and startup production costs for HSS and NeoPlanar products. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues and the types of products sold to customers. Margins may vary significantly from period to period.

Selling, general and administrative expenses for the six months ended March 31, 2003 and 2002 were $1,665,309 and $1,103,120, respectively. The $562,189 increase resulted from an increase in legal costs and fees of $166,055, an increase in professional services of $61,461, an increase in personnel and related costs of $333,972 and an increase of  $8,284 for print advertising. The increase in personnel costs included four new hires. Selling, general and administrative expense for the three month period ending March 31, 2003 increased by $298,529 or 49% from the comparable prior year period.  We may expend additional resources on marketing our sound technologies in future quarters, which may increase selling, general and administrative expenses in future periods.

Research and development expenses for the six months ended March 31, 2003 were $1,308,719 compared to $1,880,997 for the comparable six months of the prior year. The $572,278 decrease resulted from a reduction of $386,470 for supplies and materials used in the development of our sound technologies and a decrease of $314,468 for consulting services offset by an increase in personnel and related costs of $182,798. The increase in personnel and related costs can be attributed to the addition of an engineer administrative assistant, two lab technicians and a quality control director. Research and development costs for the three months ended March 31, 2003 decreased by $259,762 or 26% from the comparable prior year period. Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect that fiscal 2003 research and development costs may be at lower levels than the prior year based on current staffing and budgeting as we focus resources on sales of products from developed technologies.

We recorded in selling, general and administrative expenses $3,600 for the six months ended March 31, 2002 for services paid through the issuance of 1,425 shares of common stock.

We experienced a loss from operations of $2,985,206 during the six months ended March 31, 2003, compared to a loss from operations of $2,766,908 for the comparable six months ended March 31, 2002. The $218,298 increase is primarily due to the decrease in our gross profit on product sales reflecting production start up costs.

Interest expense of $602,730 for the six months ended March 31, 2003 included $405,000 of noncash amortization of debt discount, $121,529 of accrued interest on convertible subordinated promissory notes and $72,305 of paid interest on senior secured promissory notes.

The net loss available to common stockholders for the six months ended March 31, 2003 of $3,998,434 included $93,683 of accretion on the Series C, D and E Preferred Stock and also included $126,726 and $59,821 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $115,370 and $16,883 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively. The net loss available to common stockholders for the three months ended March 31, 2003 of $2,107,991 included $55,059 of accretion on the Series C, D and E Preferred Stock and also included $62,667 and $59,821 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $59,255 and $16,883 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively.

The net loss available to common stockholders for the six months ended March 31, 2002 of $3,707,541 included $22,915 of accretion on the Series C Preferred Stock. The net loss available to common stockholders for the three months ended March 31, 2002 of $1,978,442 included $2,959 of accretion on the Series C Preferred Stock.

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

Liquidity and Capital Resources
We have experienced significant negative cash flow from operating activities developing and introducing our sound technologies. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. Our negative cash flow from operating activities was $2,680,346 for the six months ended March 31, 2003. As of March 31, 2003, the net loss of $3,585,951 included certain expenses not requiring the use of cash totaling $1,124,869. In addition, cash was used in operating activities through an increase of $294,875 in inventories,  an increase of $52,870 in prepaid expenses and other and a decrease of $255,891 in accounts payable. Cash provided by operating activities included an $86,682 decrease in accounts receivable and a $197,690 increase in accrued liabilities.

At March 31, 2003, we had gross accounts receivable of $44,995 as compared to $131,677 at September 30, 2002. This represented approximately 25 days of sales. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty day terms for our  sound technology products. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the six months ended March 31, 2003, we used approximately $9,700 for the purchase of laboratory and computer equipment and made a $32,749 investment in patents and new patent applications. We anticipate a continued investment in patents in fiscal 2003. Dollar amounts to be invested on these patents are not currently estimable by management.

At March 31, 2003, we had negative working capital of $979,997 compared to working capital of $554,713 at September 30, 2002.

We have financed our operations primarily through the sale of preferred stock, exercises of stock options, sale of convertible and non-convertible notes, proceeds from the sale of investment securities and margins from product sales. At March 31, 2003, we had cash of $1,866,335, representing an increase of $58,615 from cash at September 30, 2002.  The increase resulted from cash used in operating activities offset by proceeds from Series E Preferred Stock, a subscription receivable and an 8% Senior Note, in aggregate amount of  $2,932,500.

During the quarter ended March 31, 2003, we raised an additional $500,000 through the sale of an 8% Senior Secured Note. We previously issued $1,500,000 of such notes on September 30, 2002.  In connection with our sale of Series E Preferred Stock, all of the outstanding senior notes were amended in February 2003:

•	to allow the holders of the senior notes to convert all or a portion of the principal balance of the senior notes into Series E Preferred Stock; and
•	to extend the due date of the unconverted balance of the senior notes from December 31, 2003 to December 31, 2004.

The senior notes bear interest at a rate of eight percent per annum.  Interest is payable on a quarterly basis with the first payment due January 2, 2003. The senior notes are secured by accounts receivable, certain equipment and inventory. The senior notes are also subject to mandatory redemption upon the closing of a sale of equity securities in an amount exceeding $3,000,000. The February 2003 amendment clarified that senior note balances converted to Series E Preferred Stock would not be included for purposes of determining whether mandatory redemption of the remaining senior note balance is required.

During the quarter ended March 31, 2003, we sold 343,250 shares of Series E Preferred Stock at $10.00 per share, and issued 514,875 related common stock purchase warrants exercisable at $3.25 per share. Through this sale, we raised approximately $2,266,278 in new cash after deducting offering costs, a subscription receivable and converted outstanding senior secured promissory notes with an aggregate principal value of $1,000,000.  The terms of the Series E Preferred Stock and related warrants are described under Part II, Item 2 below.

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

Contractual Commitments and Commercial Commitments
The following table summarizes our contractual obligations, including purchase commitments at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Less than 1 Year		1-3 Year	4-5 Years	After 5 Years

Capital leases	$9,110		$28,497	$—	$—
Operating lease	63,964		—	—	—
Employment agreements	386,000		536,250	—	—
Convertible promissory notes due December 31, 2003	2,569,890	(1)	—	—	—
Senior secured promissory notes due December 31, 2004	—		1,159,726	—	—

Total contractual cash obligations	$3,028,964		$1,724,473	$—	$—

          (1)  Assumes notes are not sooner converted to common shares.

Employment Agreements
The Company has entered into four employment agreements with executive officers and key employees. These agreements are each for 90 days to three-year terms expiring from May 2003 to October 2005.  Certain of the agreements provide for up to twelve months severance for certain terminations and payments for the term of the agreement (or in one case twelve months, if longer) on certain changes in control.

New Accounting Pronouncements
A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see page 7, Note 4). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

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
We have incurred significant operating losses and anticipate continued losses in fiscal 2003. At March 31, 2003 we had an accumulated deficit of $31,725,995. Due to our net losses and our need for additional capital to sustain operations, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We will need additional capital to support our operations during the next twelve months. If additional capital is not available, we may have to curtail or cease operations.
Our current plans indicate we will need approximately $2.0 million in additional capital to support our planned level of operations for the next twelve months. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. A portion of these funds may be generated from operations from licensing and HSS product sales. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

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

We have substantial debt which adversely affects us.
We have a substantial amount of debt, including the following as of March 31, 2003:

•	$1.0 million in senior secured promissory notes due December 31, 2004.
•	$2.025 million in convertible subordinated promissory notes due December 31, 2003.

The substantial amount of our indebtedness impacts us in a number of ways:

•	We have to dedicate a portion of cash flow from operations to interest payments on the senior secured promissory notes, which reduces funds available for other purposes.

•	We may not have sufficient funds to pay quarterly interest payments on the senior secured promissory notes, which could lead to a default.

•	The existing debt may make it difficult for us to obtain additional financing for working capital or other purposes.

•	If we default on the senior secured promissory notes, the holders could take control of all of our accounts receivable, equipment, goods, instruments and inventory.

These factors generally place us at a disadvantage to our less leveraged competitors. Any or all of these factors could cause our stock price to decline.

We may not have sufficient funds to pay the balance on promissory notes due December 31, 2003 and December 31, 2004.
We have issued convertible subordinated promissory notes in the aggregate face amount of $2.025 million which mature on December 31, 2003 and senior secured promissory notes in the aggregate face amount of $1.0 million which mature on December 31, 2004, and if they are not sooner paid or, in the case of the convertible notes, converted, we will owe $2,569,890 in principal and accrued interest on December 31, 2003 and $1,159,726 due on December 31, 2004.

We have a right to force conversion of the amounts due under the convertible subordinated promissory notes to common shares at conversion price of $2.00 per share, but we can exercise that right only if our stock price exceeds $5.00 per share for five trading days in a row, and we have on file with the SEC an effective registration statement for the resale of such shares. The convertible note holders may voluntarily convert the notes to common shares at a conversion price of $2.00 per share any time before payment, but they are not obligated to do so unless the conditions for mandatory conversion are met. If our stock price is below $2.00 per share at March 31, 2003, it is unlikely any remaining holders will elect to convert, and the notes will be due and payable unless they are renegotiated. Even if our stock price exceeds $2.00 per share on that date or before, some or all of the holders may not elect to convert their notes. During the last 30 trading days, the closing sale price of our common shares has ranged from $3.12 to $3.70.

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
Our HSS, NeoPlanar, PureBass and HIDA technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by OEMs due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Our revenues from our sound technology have been limited to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. We have also experienced manufacturing quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future manufacturing problems in a timely and cost-effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our portable consumer products have been the primary source of our historical revenues. You cannot rely on period-to-period comparisons of our results of operations as an indication of future performance.

We have derived most of our historical revenues from the sale of portable consumer electronics products. We expect future revenues will primarily be generated from our proprietary sound reproduction and other electronic technologies, but there can be no assurance we will achieve substantial revenues from these technologies. If we do not achieve substantial revenues from these technologies, you may not be able to rely on period-to-period comparisons of our results of operations as an indication of future performance.

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

We may not be successful in obtaining the necessary licenses required for us to sell some of our products abroad.
Licenses for the export of certain of our products may be required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976.  We may not be able obtain the necessary licenses in order to conduct business abroad.  In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales.  During that time, Congress may take action to block the proposed sale.  Failure to receive required licenses or authorization would hinder our ability to sell our products outside the United States.

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
Our performance is substantially dependent on the performance of our executive officers and key technical employees, including Elwood G. Norris, our Chairman, and James M. Irish our CEO. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

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
Dilution of the per share value of our common shares could result from the conversion of most or all of the convertible subordinated notes we sold in September and October of 2001. Holders of these notes may convert the principal balance of these notes and all accrued interest into shares of our common stock at a conversion price of $2.00. The conversion price may be adjusted downward if we sell securities for less than an effective price of $2.00 per share.  We have the right to require conversion of the notes after our stock trades above $5.00 per share for five consecutive trading days and we have an effective registration statement for the resale of the conversion shares.  We intend to exercise this right as soon as we are able.  In addition, the purchasers in these transactions received warrants to purchase one common share for each $2.00 in note principal purchased.  The exercise price is $2.00 per share, subject to downward adjustment if we sell securities for less than an effective price of $2.00 per share.  We initially issued $2.025 million in principal amount of convertible subordinated notes, which as of March 31, 2003 were convertible into an aggregate of 1,193,738 common shares, and 1,012,500 warrants, all of which are outstanding.  The 12% convertible subordinated notes are due December 31, 2003, and accrue interest at 12% per annum.

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

Our Series D and Series E Preferred Stock financings may result in dilution to our common stockholders.  The holders of Series D and Series E Preferred Stock will receive more common shares on conversion if the market price of our common stock declines.
Dilution of the per share value of our common shares could result from the conversion of the outstanding Series D and Series E Preferred Stock. In May 2002, we issued a total of 235,400 shares of our Series D Preferred Stock. 180,400 shares have been converted into 683,344 common shares and 55,000 shares remain outstanding as of May 7, 2003. We have also issued 343,250 shares of Series E Preferred Stock.

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion.  The conversion rate cannot however be lower than lower than $2.00.  The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of May 7, 2003, the outstanding 55,000 shares of Series D Preferred Stock are convertible into an aggregate of 193,598 common shares.  In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased.  The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion.  The conversion rate cannot however be lower than $3.25 before September 30, 2003, or lower than $2.00 after such date. As of May 7, 2003, the 343,250 outstanding shares of Series E Preferred Stock are convertible into an aggregate of 1,067,782 common shares.  In addition, the Series E Preferred Stock purchasers received warrants to purchase 1.5 common shares for each share of Series E Preferred Stock purchased at an exercise price of $3.25 per share.

Holders of our common stock could experience substantial dilution from the conversion of the Series D and Series E Preferred Stock and exercise of the related warrants. As a result of the floating conversion price, the holders of Series D and Series E Preferred Stock will receive more common shares on conversion if the price of our common shares declines.  To the extent that the Series D or Series E stockholders convert and then sell their common shares, the common stock price may decrease due to the additional shares in the market.  This could allow the Series D or Series E stockholders to receive greater amounts of common stock, the sales of which would further depress the stock price.  Furthermore, the significant downward pressure on the trading price of our common stock as Series D and Series E Preferred Stock and related warrant holders convert or exercise these securities and sell the common shares received could encourage short sales by the holders of Series D and Series E Preferred Stock and the related warrants, or other stockholders. This would place further downward pressure on the trading price of our common stock.  Even the mere perception of eventual sales of common shares issued on the conversion of the Series D and Series E Preferred Stock or exercise of the related warrants could lead to a decline in the trading price of our common stock. Our stock price is volatile and may continue to be volatile in the future.

Our common stock trades on the NASDAQ SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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

We are exposed to some market risk through interest rates, related to our investment of our cash of $1,866,335 at March 31, 2003. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $18,663. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have long-term debt of $1,000,000 earning an 8% fixed interest rate, this rate is not affected by the change in the market. At the present time we do not have any significant foreign sales or foreign currency transactions.

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

Item 2. Changes in Securities

(a)  Not applicable

(b)  As more particularly described below, we issued 343,250 shares of Series E Preferred Stock during the quarter ended March 31, 2003.  The Series E Preferred Stock is entitled to a liquidation preference over the common stock equal to the purchase price of the Series E Preferred Stock increased by 6% per annum. The Series E Preferred Stock is also entitled to a cash dividend equal 6% of the liquidation preference when, as and if a cash dividend is declared on the common stock.    The Series E Preferred Stock dividend must be paid in preference and priority to a dividend on the common stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair our ability to declare a dividend on the common stock were we to choose to do so. At this time, we do not intend to declare dividends on the common stock in the foreseeable future.

(c)  The following is a description of the equity securities sold by us during the second fiscal quarter ended March 31, 2003 that were not registered under the Securities Act:

During the quarter ended March 31, 2003, we sold in a private offering $3,432,500 of Series E Preferred Stock, par value $.00001, at $10.00 per share to a limited number of investors.  In connection with the Series E financing, we amended our 8% Senior Secured Promissory Notes:

•	to allow the holders of the senior notes to convert all or a portion of the principal balance of the senior notes into Series E Preferred Stock; and
•	to extend the due date of the unconverted balance of the senior notes from December 31, 2003 to December 31, 2004.

We raised an aggregate of $2,432,500 in new cash and converted senior notes with an aggregate value of $1,000,000. A total of $1,000,000 in principal amount of the senior notes remains outstanding.  The amendment to the senior notes also clarified that senior note balances converted to Series E Preferred Stock would not be included for purposes of determining whether mandatory redemption of the remaining senior note balance is required.

The purchase price of the 343,250 shares of Series E Preferred Stock, increased by $0.60 per share per year, may be converted at the election of a Series E Preferred shareholder one or more times into fully paid and non-assessable shares of common stock at a conversion price of $3.25.  If after September 30, 2003, 90% of the volume weighted average price of our common stock for the five trading days prior to conversion (the “Discount Market Price”) is less than $3.25, the conversion price will be reduced to the Discount Market Price; provided, however, that the conversion price cannot be below $2.00 per share.  We may call the Series E Preferred Stock for conversion if the market price of our common stock exceeds $9.50 per shares for ten consecutive trading days and certain conditions are met.  The Series E Preferred Stock will be subject to mandatory conversion on December 31, 2006.

Each purchaser of Series E Preferred Stock was also granted a warrant to purchase 1.5 shares of common stock for each share of Series E Preferred Stock purchased, exercisable until December 31, 2007 at a price of $3.25 per share.  In connection with the Series E financing, we issued warrants exercisable for an aggregate of 514,875 shares.

The Series E financing resulted in a repricing of the 517,880 warrants previously issued in connection with our Series D Preferred Stock financing from $4.50 per share to $3.01 per share in accordance with repricing provisions of such warrants.

The Series E Preferred and the related warrants were offered and sold without the registration under the Securities Act to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and to a limited number of foreign investors in sales outside the United States in accordance with Regulation S thereunder. An appropriate legend was placed on the Series E Preferred Stock and the warrants and will be placed upon the shares issuable upon conversion of the Series E Preferred Stock or upon exercise of the warrants unless registered under the Securities Act prior to issuance. We have agreed to file a registration statement covering the stock issuable upon conversion of the Series E Preferred Stock and exercise of the warrants on or before May 31, 2003. The 8% Senior Secured Notes were modified without registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act. The modification involved solely existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such modification.

Net proceeds from the Series E financing of $2,266,278 (excluding estimated finders fees, offering costs and the value of converted senior notes) are intended primarily for working capital.

During the quarter ended March 31, 2003, we issued 54,922 shares to each of Stephen M. Williams and David Graebener pursuant to the terms of an Asset Purchase Agreement dated April 11, 2000. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. Each recipient of shares was a senior level employee of the company who had access to the kind of information normally provided in a prospectus.

Item 3. Defaults Upon Senior Securities
          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5. Other Information
          Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

	10.1	Form of Series E Preferred Stock and Warrant Purchase Agreement. Filed as Exhibit 4.1 on Form 8-K filed March 6, 2003.

	10.2	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K filed March 6, 2003.

	10.3	Form of Common Stock Warrant. Filed as Exhibit 4.3 on Form 8-K filed March 6, 2003.

	10.4	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K filed March 6, 2003.

	10.5	Employment agreement/offer letter of James M. Irish dated January 27, 2003. *

99.1	Certification of Chief Executive Officer and Principal Financial Officer.

* Filed concurrently herewith.

Reports on Form 8-K
              On March 6, 2003, we filed a Form 8-K containing disclosure in Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: May 14, 2003	By:	/s/ RENÉE WARDEN

Renée Warden, Chief Accounting Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

CERTIFICATIONS

I, James M. Irish, certify that:

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

Dated: May 13, 2003

/s/ JAMES M. IRISH

James M. Irish, Chief Executive Officer (Principal Executive Officer)

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

Dated: May 13, 2003

/s/ RENEE WARDEN

Renee Warden, Chief Accounting Officer, Treasurer and Corporate Secretary (Principal Financial Officer)