Form 10-Q
period 2003-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-08-15
CIK 924383

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                  .
                                    ----------------   ----------------

Commission File Number: 0-24248

                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                         87-03261799
  (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
  incorporation or organization)

13114 Evening Creek Drive South, San Diego, California             92128
------------------------------------------------------           ---------
     (Address of principal executive offices)                    (Zip Code)

                                 (858) 679-2114
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2003.

Common Stock, $0.00001 par value                  18,845,292
--------------------------------                  ----------
          (Class)                             (Number of Shares)

================================================================================

                         AMERICAN TECHNOLOGY CORPORATION

                                      INDEX

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

              Balance Sheets as of June 30, 2003 (unaudited)
                and September 30, 2002                                            3

              Statements of Operations for the three and nine months ended
                June 30, 2003 and 2002 (unaudited)                                4

              Statements of Cash Flows for the nine months ended
                June 30, 2003 and 2002 (unaudited)                                5

              Notes to Interim Financial Statements                               6

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        15

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk         25

     Item 4. Controls and Procedures                                             25

PART II. OTHER INFORMATION                                                       25

     Item 1. Legal Proceedings                                                   25
     Item 2. Changes in Securities and Use of Proceeds                           26
     Item 3. Defaults upon Senior Securities                                     26
     Item 4. Submission of Matters to a Vote of Security Holders                 26
     Item 5. Other Information                                                   26
     Item 6. Exhibits and Reports on Form 8-K                                    26

SIGNATURES                                                                       28

                         American Technology Corporation

                                 BALANCE SHEETS

                                   (Unaudited)

                                                                                June 30,      September 30,
                                                                                  2003             2002
-----------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

  Cash                                                                         $1,109,293        $1,807,720
  Trade accounts receivable, less allowance of
     $19,451 and $20,191 for doubtful accounts                                     15,613           111,486
  Inventories                                                                     356,324           136,881
  Prepaid expenses and other                                                       35,236            20,130
-----------------------------------------------------------------------------------------------------------
Total current assets                                                            1,516,466         2,076,217
Equipment, net                                                                    131,987           363,448
Patents, net of accumulated amortization of $199,397 and $141,314               1,007,027         1,034,333
Purchased technology, net of accumulated amortization of $1,262,500
  and $946,864                                                                          -           315,636
-----------------------------------------------------------------------------------------------------------
Total assets                                                                   $2,655,480        $3,789,634
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

 Accounts payable                                                                $283,498          $733,531
 Accrued liabilities:
   Payroll and related                                                            151,165           202,432
   Deferred revenue                                                               274,170           276,667
   Warranty and other                                                             112,301            59,632
   Interest on notes                                                               19,497           240,279
Capital lease short-term portion                                                    8,963             8,963
8% Senior Secured Promissory Notes                                                318,155                 -
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                       1,167,749         1,521,504
Long-Term Liabilities:

12% Convertible Promissory Notes net of $0 and $345,000 debt discount                   -         1,380,000
Related party 12% Convertible Promissory Notes,
   net of $0 and $60,000 debt discount                                                  -           240,000
8% Senior Secured Promissory Notes                                                      -         1,500,000
Capital lease long-term portion                                                    25,760            33,012
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                               1,193,509         4,674,516
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' Equity
  Series C Preferred stock 300,000 shares designated: 0 and 10,000 issued and outstanding respectively. Liquidation preference
    of $0 and $230,510, respectively.                                                   -                 -
  Series D Preferred stock 235,400 shares designated: 55,000 and 235,400 issued and outstanding, respectively. Liquidation preference
   of $588,244 and $2,412,046, respectively.                                            1                 2
  Series E Preferred stock 350,000 shares designated: 338,250 and  0 issued and outstanding, respectively. Liquidation preference
   of $3,450,169 and $0, respectively.                                                  3                 -
 Common stock, $0.00001 par value; 50,000,000 shares authorized
   16,796,614 and 14,351,476 shares issued and outstanding                            168               144
  Additional paid-in capital                                                   34,620,446        27,255,016
  Accumulated deficit                                                         (33,158,647)      (28,140,044)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      1,461,971          (884,882)
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $2,655,480        $3,789,634
-----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                         American Technology Corporation

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                          For the three months             For the nine months
                                                                            ended June 30,                   ended June 30,
                                                                        2003            2002             2003             2002
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                                       $274,718         $165,365         $808,296        $489,475
  Related party sales                                                        -           32,323                -          32,323
  Contract and license                                                  38,894           38,003          166,557         169,947
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                         313,612          235,691          974,853         691,745
Cost of revenues                                                       186,101          158,998          858,520         397,843
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           127,511           76,693          116,333         293,902
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:

  Selling, general and administrative                                  778,296          760,967        2,443,605       1,864,087
  Research and development                                             714,376        1,002,980        2,023,095       2,883,977
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             1,492,672        1,763,947        4,466,700       4,748,064
--------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                (1,365,161)      (1,687,254)      (4,350,367)     (4,454,162)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):

  Interest income                                                        1,348              772            5,000          13,328
  Interest expense                                                     (68,039)        (465,584)        (670,769)     (1,395,058)
  Other                                                                   (800)                -          (2,467)           (800)
--------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                           (67,491)        (464,812)        (668,236)     (1,382,530)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                           $(1,432,652)     $(2,152,066)     $(5,018,603)    $(5,836,692)
--------------------------------------------------------------------------------------------------------------------------------
Imputed dividends on convertible preferred stock                       628,445          101,198        1,593,736         124,113

Net loss available to common stockholders                          $(2,061,097)     $(2,253,264)     $(6,612,339)    $(5,960,805)
--------------------------------------------------------------------------------------------------------------------------------
Net loss per share of common stock - basic and diluted                  $(0.13)          $(0.16)          $(0.44)         $(0.42)
--------------------------------------------------------------------------------------------------------------------------------
Average weighted number of common shares outstanding                15,447,015       14,291,087       14,902,786      14,147,027
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         American Technology Corporation

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                            For the nine months ended
                                                                                                    June 30,
                                                                                       2003                         2002
----------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:

Net loss                                                                            $(5,018,603)                 $(5,836,692)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                                        497,880                      545,292
   Allowance for doubtful accounts                                                      (1,140)                            -
   Warranty reserves                                                                     63,568                            -
   Common stock issued for services and compensation                                    410,816                      106,469
   Write-down on patents                                                                 40,321                            -
   Options and warrants granted for services                                            179,995                      272,539
   Amortization of debt discount                                                        405,000                    1,215,000
Changes in assets and liabilities:
     Trade accounts receivable                                                           97,013                     (15,954)
     Inventories                                                                       (219,443)                      (4,591)
     Prepaid expenses and other                                                         (15,106)                      38,900
     Accounts payable                                                                  (333,033)                     166,575
     Accrued liabilities                                                                124,587                      195,883
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (3,768,145)                  (3,316,579)
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of equipment                                                                    (9,700)                     (31,647)
Patent costs paid                                                                       (71,098)                    (146,824)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (80,798)                    (178,471)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Payments on capital lease                                                                (7,252)                           -
Proceeds from senior secured promissory notes                                           500,000                            -
Proceeds from issuance of convertible promissory notes                                        -                    1,225,000
Proceeds from the issuance of preferred stock                                         2,432,500                    2,354,000
Cash paid for offering costs                                                           (176,222)                     (78,750)
Proceeds from exercise of warrants                                                       24,375                            -
Proceeds from exercise of stock options                                                 377,115                            -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             3,150,516                    3,500,250
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                        (698,427)                       5,200
Cash, beginning of year                                                               1,807,720                    1,354,072
----------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                    $1,109,293                   $1,359,272
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash information:
     Cash paid during the period for:
     Interest                                                                           $72,521                   $        -
Supplemental disclosure of noncash investing and financing activities:
 Increase in additional paid in capital for the beneficial
conversion feature of convertible debt                                               $        -                     $600,250
 Issuance of stock warrants in connection with convertible debt                      $        -                     $624,750
 Common stock issued on conversion of Series B preferred stock                       $        -                   $2,102,412
 Common stock issued on conversion of Series C preferred stock                         $236,494                   $        -
 Common stock issued on conversion of Series D preferred stock                       $1,881,910                   $        -
 Common stock issued on conversion of Series E preferred stock                          $50,992                   $        -
 Common stock issued on repayment of 8% promissory note                                $681,845                   $        -
 Sale of equipment for accounts payable                                                $117,000                   $        -
 Senior Notes converted to Series E Preferred Stock                                  $1,000,000                   $        -
 Subordinated Notes and accrued interest paid in common stock                        $2,435,032                   $        -


See accompanying notes to financial statements.

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


1. OPERATIONS

American Technology Corporation is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company's primary focus is on marketing four proprietary sound reproduction technologies and supplying components based on these technologies to customers.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company's annual report on Form 10-K.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is contingent upon it obtaining sufficient financing to sustain its operations and its ability to ultimately generate profits and positive cash flow from operations. The Company has funded its operations primarily through the issuance of securities and debt financings. Other than cash of $1,109,293 the Company had no other material unused sources of liquidity at June 30, 2003. Subsequent to the quarter ended June 30, 2003, the Company obtained gross proceeds of $10 million from the sale to institutional investors of 1,818,180 shares of common stock and warrants to purchase 454,547 shares of common stock. Management believes that existing resources and this new financing will allow it to meet cash requirements for the next twelve months.

Based on current plans and assumptions, management believes increased product sales will provide additional operating funds during the next twelve months. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Management expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products and technologies. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on many factors, some of which are beyond management's control. Management anticipates that the commercialization of the Company's technologies may require increased operating costs, however management cannot currently estimate the amounts of these costs.

3. NET LOSS PER SHARE

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 5,280,466 and 5,127,879 shares of common stock were outstanding at June 30, 2003 and 2002, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

The Series C Preferred Stock provided for an accretion in the conversion value of 6% or $1.20 per share per annum. The Series D and Series E Preferred Stock provides for an accretion in the conversion value of 6% or $0.60 per share per annum. The accrued accretion increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                                                        Three months ended                Nine months ended
                                                             June 30,                          June 30,
                                                     2003                2002           2003               2002
                                                  -----------       -----------      -----------       -----------
Net Loss                                          $(1,432,652)      $(2,152,066)     $(5,018,603)      $(5,836,692)
Series D Preferred Stock imputed deemed dividends
  based on discount at issuance                       (47,223)          (40,385)        (725,670)          (40,385)
Imputed deemed dividends on warrants issued with
  Series D Preferred Stock                           (100,350)          (35,377)        (215,111)          (35,377)
Series E Preferred Stock imputed deemed dividends
  based on discount at issuance                      (209,452)                 -        (270,597)                 -
Imputed deemed dividends on warrants issued with
  Series E Preferred Stock                           (209,695)                 -        (226,951)                 -
Accretion on Series C, D and E Preferred
 Stock at stated rate                                 (61,725)          (25,436)        (155,407)          (48,351)
                                                  -----------       -----------      -----------       -----------
Net loss available to common stockholders         $(2,061,097)      $(2,253,264)     $(6,612,339)      $(5,960,805)
                                                  ===========       ===========      ===========       ===========

4. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for the fiscal year ending September 30, 2003. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have a material impact on its financial statements.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lives Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement did not have a material impact on its financial statements.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No.13, and Technical Corrections. SFAS rescinds FASB No. 4 Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No.44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No.13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on its financial statements.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after June 30, 2003, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about

                        AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements effective October 1, 2002, in its financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in the 1st quarter of 2002 and has included the new disclosure requirements in the Notes to the Financial Statements (see
Note 6).

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                           June 30, 2003     September 30, 2002
                                           -------------     ------------------
Finished goods                               $188,242             $ 78,361
Raw materials                                 188,082               78,520
Reserve for obsolete inventory                (20,000)             (20,000)
                                             --------             --------
                                             $356,324             $136,881
                                             ========             ========

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

Changes in the warranty reserves during the nine months ended June 30, 2003 were as follows:


Balance at October 1, 2002                                 $ 6,313
Accruals for warranty during the nine months
   ended June 30, 2003                                      63,568
                                                           -------
Balance at June 30, 2003                                   $69,881
                                                           =======

7. PURCHASED TECHNOLOGY

In April 2000, the Company acquired all rights to certain loudspeaker technology owned by David Graebener ("Graebener"), Stephen M. Williams ("Williams") and Hucon Limited, a Washington corporation ("Hucon"). The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company agreed to pay up to an additional 159,843 shares of common stock to Williams and Graebener contingent upon the achievement of certain performance milestones relating to gross revenues received by the Company from the purchased technology. Contingent shares are recorded as compensation expense when earned. During fiscal 2002, a total of 50,000 contingent shares were issued. In fiscal 2003, the Company issued the balance of 109,844 contingent shares and recorded $410,816 in compensation expense. The Company agreed to employ Mr. Williams and Mr. Graebener for a term of three years subject to certain terms and conditions. The employment agreements terminated on February 15, 2003.

                       AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)



8. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES

8% Senior Secured Promissory Notes
----------------------------------

On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes ("Senior Notes") for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or
(ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the "Maturity Date"). Interest is payable on a quarterly basis with the first payment due January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory. The Senior Notes are convertible at the option of the Company. In January 2003, the Company received an additional $500,000 in cash proceeds from the issuance of a Senior Note to one accredited investor. The terms of this note are the same as the 8% Senior Secured Notes discussed above. In connection with the Series E Financing, the Company amended its Senior Notes (i) to allow the holders of the Notes to convert all or a portion of the principal balance of the Senior Notes into Series E Preferred Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. On February 28, 2003, an aggregate of $1,000,000 of Senior Note principle was converted into Series E Preferred. All accrued but unpaid interest on the converted principal balances plus a redemption premium of $13,333, equal to two months interest on the converted principal balances, was paid in cash on the day of conversion. On June 27, 2003, $681,845 of Senior Note principle was applied to the exercise of 259,500 warrants leaving a remaining note balance of $318,155 at June 30, 2003. Subsequent to June 30, 2003 the remaining balance of $318,155 plus interest was redeemed for cash pursuant to the redemption terms of the Senior Notes.

12% Convertible Subordinated Promissory Notes
---------------------------------------------

In September and October 2001, the Company sold for cash in a private offering an aggregate of $2,025,000 of unsecured 12% Convertible Subordinated Promissory Notes ("Notes") to accredited investors and related parties. The Notes were originally due December 31, 2002, but the maturity date was extended to December 31, 2003 by amendment dated November 19, 2002. The principal and interest amount of each Note was convertible, at the election of the Note holder one or more times into fully paid and nonassessable shares of common stock, at a price of $2.00 per share. The Notes were callable by the Company for mandatory conversion if the market price of the Company's common stock exceeded $5.00 per share for five days and certain conditions were met. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 (the "Warrant") for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares).

On June 2, 2003, the Company exercised its right to call the Notes for mandatory conversion into shares of common stock of the Company. The principal balance of the Notes of $2,025,000 and accrued interest of $410,032 was converted on June 13, 2003 into 1,217,516 shares of common stock.

The Warrants have antidilution rights reducing the exercise price for certain issuances of equity securities by the Company at an effective price below the applicable exercise price. In connection with the Notes and Warrants, the Company recorded a $2,025,000 discount to the notes to reflect the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 89 to 90 percent; risk free interest rate of 4 percent; and an expected life of five years. The value was reflected as a discount to the debt. This debt discount was being amortized as non-cash interest expense over the original term of the Notes. For the nine month period ending June 30, 2003, $405,000 was amortized as non-cash interest expense.

9. STOCKHOLDERS' EQUITY

On March 31, 2003, the 10,000 shares of Series C Preferred Stock outstanding were automatically converted into 41,130 shares of Common stock.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock ("Series D Stock"), at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion could be made prior to January 1, 2003 at a conversion price of less than $4.50 per share. The shares of Series D Stock may be called by the Company for

                       AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)




conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on June 30, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until June 30, 2007 ("D Warrants"). The Series D Stock and the D Warrants have antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price. In connection with the Series D Stock financing, the Company incurred closing costs of $78,752.

During the nine months ending June 30, 2003, 180,400 shares of Series D Stock were converted into 683,344 shares of common stock. As of June 30, 2003, the 55,000 remaining outstanding shares of Series D Stock were convertible into 130,738 shares of common stock.

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the D Warrants, respectively. The D Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 78 percent; risk free interest rate of 4.94 percent; and an expected life of five years. The Series E Financing resulted in a repricing of the 517,880 outstanding D Warrants from $4.50 per share to $3.01 per share in accordance with repricing provisions of such warrants. In connection with the repricing the Company recorded $158,519 in additional warrant value. For the nine months ended June 30, 2003, $725,670 and $215,111 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the D Warrants.

Subsequent to June 30, 2003, 5,000 shares of Series D Stock were converted into 11,922 shares of common stock.

In March 2003, the Company sold 343,250 shares of Series E Preferred Stock, par value $.00001, at $10.00 per share (the "Series E Stock" or the "Series E Financing"). In connection with the Series E Financing, the Company amended its 8% Senior Secured Promissory Notes (the "Senior Notes") (i) to allow the holders of the Senior Notes to convert all or a portion of the principal balance of such notes into Series E Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. The Company raised an aggregate of $2,432,500 in new cash and converted Senior Notes with an aggregate value of $1,000,000.

The dollar amount of Series E Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $3.25 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion can be made prior to September 30, 2003 at a conversion price of less than $3.25 per share. The shares of Series E Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series E Stock is subject to automatic conversion on December 31, 2006. Each purchaser of Series E Stock was also granted a warrant to purchase 1.5 shares of common stock for each share of Series E Preferred Stock purchased, exercisable until December 31, 2007 at a price of $3.25 per share. In connection with the Series E Financing, we issued warrants exercisable for an aggregate of 514,875 shares ("E Warrants"). In connection with the Series E Financing, the Company incurred closing costs of $176,222.

During the nine months ending June 30, 2003, 5,000 shares of Series E Stock were converted into 15,679 shares of common stock. As of June 30, 2003 the 338,250 remaining outstanding shares of Series E Stock (based on a 360 day year) were convertible into 1,061,932 shares of common stock.

In connection with the Series E Stock and E Warrants, the Company recorded $2,677,000 and $755,500 as the value of the discount at issuance of the Series E Stock and the value of the warrants, respectively. The warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 76.5 percent; risk free interest rate of 4.0 percent; and an expected life of five years. For the nine months ended June 30, 2003, $270,597 and $226,951 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the E Warrants.

The cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount is

                       AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

recorded as a deemed dividend. The resultant combined discount to the preferred stock is accreted as an deemed dividend over the conversion period of the preferred stock. The following is a summary of the components of the discount recorded upon issuance of the preferred stock and warrants:

                                                                                            Components of
                                                                                           Deemed Dividend
                  Preferred                      Number of                     -----------------------------------------
   Issuance         Stock         Purchase       Preferred     Number of        Beneficial
     Date          Series          Price          Shares        Warrants        Conversion     Warrants       Total
  ----------      ---------       ---------     -----------   -----------      -------------   ---------    ------------
May 2002          Series D      $  2,354,000      235,400       517,880       $    994,310   $ 871,000    $  1,865,310
March 2003        Series E      $  3,432,500      343,250       514,875       $  2,677,000   $ 755,500    $  3,432,500

The following table summarizes information about the Series D Preferred Stock and deemed dividend activity during the nine months ended June 30, 2003:

                                                                                             Series D
                                                                             ----------------------------------------
                                                                                            Preferred
                                                                                Deemed        Shares       Warrants
                                                                               Dividend     Outstanding  Outstanding
                                                                             -------------  -----------  ------------
Deemed dividend for warrants and beneficial conversion May 2002                $1,865,310     235,400       517,880
Accretion of deemed dividend                                                     (195,936)          -             -
                                                                               ----------    --------      --------
Balance as of  September 30, 2002                                               1,669,374     235,400       517,880
Deemed dividend accreted on preferred stock converted                            (681,420)   (180,400)            -
Deemed dividend accreted on warrants excercised                                   (39,822)          -       (22,000)
Additional deemed dividend for Series D warrant repricing                         158,519           -             -
Accretion of deemed dividend                                                     (219,539)          -             -
Balance as of  June 30, 2003                                                   $  887,112      55,000       495,880
                                                                               ==========    ========      ========

The following table summarizes information about the Series E Preferred Stock and deemed dividend activity during the nine months ended June 30, 2003:

                                                                                             Series E
                                                                             ----------------------------------------
                                                                                            Preferred
                                                                               Deemed        Shares        Warrants
                                                                              Dividend     Outstanding   Outstanding
                                                                             -------------  -----------  ------------
Deemed dividend for warrants and beneficial conversion March, 2003           $ 3,432,500     343,250       514,875
Deemed dividend accreted on preferred stock converted                            (38,995)     (5,000)            -
Deemed dividend accreted on warrants excercised                                 (176,082)          -      (120,000)
Accretion of deemed dividend                                                    (282,472)          -             -
                                                                             -----------     -------      --------
Deemed dividend for warrants and beneficial conversion June 30, 2003         $ 2,934,951     338,250       394,875
                                                                             ===========     =======      ========

                       AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2003:

                                                                                      Additional
                                            Preferred Stock         Common Stock        Paid-In     Accumulated
                                           Shares    Amount    Shares      Amount       Capital       Deficit
                                         ---------  -------- ----------   --------   -----------    ------------
Balance as of October 1, 2002             245,400       $2   14,351,476      $144    $27,255,016    $(28,140,044)
Stock issued upon exercise of
  stock options                                 -        -      110,625         1        377,115               -
Stock issued upon exercise of
  Warrants                                      -        -      267,000         3        706,219               -
Stock issued for services                       -        -      109,844         1        410,815               -
Stock issued on conversion of
  Series E Preferred Stock                (5,000)        -       15,679         -              -               -
Stock issued on conversion of
  Series D Preferred Stock              (180,400)      (1)      683,344         7            (6)               -
Stock issued on conversion of Series
  C Preferred Stock                      (10,000)        -       41,130         -              -               -
                                       ==========      ===   ==========      ====     ===========   ============
Stock issued on conversion of Notes             -        -    1,217,516        12      2,435,020               -
Issuance of Series E Preferred Stock,

  net of offering costs of $176,222       343,250        3            -         -      3,256,272               -
Issuance of options and warrants
  for services                                  -        -            -         -        179,995               -
Net loss                                        -        -            -         -              -      (5,018,603)
Balance as of June 30, 2003               393,250       $4   16,796,614      $168     $34,620,446   $(33,158,647)
                                       ==========      ===   ==========      ====     ===========   ============


The following table summarizes information about stock option activity during the nine months ended June 30, 2003:

                                         Number of        Weighted Average
                                          Options          exercise price
                                        ----------        ----------------
Outstanding October 1, 2002            1,459,175               $3.97
     Canceled/expired                    (97,650)              $4.19
     Exercised                          (110,625)              $3.41
                                       ---------               -----
     Granted                             784,000               $3.35
Outstanding June 30, 2003              2,034,900               $2.80
                                       =========               =====
Exercisable at June 30, 2003           1,367,722               $3.48
                                       =========               =====

During the nine months ended June 30, 2003, the Company recorded non-cash compensation expense of $25,597 for the granting of 13,000 options under its stock options plans to non-employees.

In October 2001, the Company granted a total of 110,000 stock options to a consultant in conjunction with related development and manufacturing agreements. Options to purchase 65,000 shares of common stock vest depending on the consultant's completion of various project milestones as well as the Company's acceptance of the specified work. The Company estimates the period required to complete the specified milestones each reporting period and records consulting expense based on the current market price of the Company's stock and the estimated percentage of the work completed. Consulting expense is adjusted each reporting period until vesting occurs. The Company has recorded consulting expense of $47,782 for the Black Scholes value of 10,000 milestone options vested at June 30, 2003.

On April 8, 2003 the Company granted a warrant exercisable for 50,000 common shares at $3.63 per share to a consultant for consulting services. The Company recorded non-cash consulting expense of $106,616 for the value of these warrants.

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2003 to 2008 with an average life of 2 years.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


Subsequent to June 30, 2003, the Company received cash proceeds of $946,681 from the exercise of 218,576 stock options.

The following table summarizes information about warrant activity during the nine months ended June 30, 2003:

                                                                 Weighted
                                                                  Average
                                            Number of            Exercise
                                             Warrants              Price
                                            ---------            ---------
Outstanding October 1, 2002                 2,105,380             $ 4.85
   Canceled/expired                          (350,000)             11.71
   Exercised                                 (267,000)              2.65
   Granted                                    564,875               3.28

Outstanding June 30, 2003                   2,053,255             $ 3.16
                                            =========             ======

At June 30, 2003, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one common share:

        Number            Exercise Price             Expiration Date
     ---------            --------------         -------------------
        50,000                    $10.00             January 5, 2004
        75,000                    $11.00              March 31, 2005
       887,500                     $2.00          September 30, 2006
       495,880                     $3.01              March 31, 2007
       100,000                     $4.25          September 30, 2007
       394,875                     $3.25           December 31, 2007
        50,000                     $3.63               April 8, 2008
     ---------                     -----          ------------------
     2,053,255                     $3.16
     =========                     =====

At June 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". No stock-based employee compensation cost is reflected in net loss available to common shareholders, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss available to common shareholders and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No.123:

                                                For the three months ended         For the nine months ended
                                                         June 30,                           June 30,
                                                  2003             2002              2003             2002
                                              ------------     ------------      ------------     ------------
Net loss available to common shareholders
   Net loss as reported                       $(2,061,097)     $(2,253,264)      $(6,612,339)     $(5,960,806)
Deduct:
Total stock-based employee compensation
   determined under fair value based
   method for all awards, net of
   related tax effects                            342,040          414,310           722,267          711,746
                                              -----------      -----------       -----------      -----------
Pro forma net loss                            $(2,403,137)     $(2,667,574)      $(7,334,606)     $(6,672,552)
                                              ===========      ===========       ===========      ===========
Net loss per common share
   As reported                                     $(0.13)          $(0.16)           $(0.44)          $(0.42)
                                              -----------      -----------       -----------      -----------
   Pro forma                                       $(0.16)          $(0.19)           $(0.49)          $(0.47)
                                              ===========      ===========       ===========      ===========

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

                       AMERICAN TECHNOLOGY CORPORATION
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


11. SUBSEQUENT EVENTS

On July 11, 2003, the Company sold 1,818,180 shares of its common stock at a purchase price of $5.50 per share. The Company also issued warrants to the investors to purchase 454,547 shares of common stock with an exercise price of $6.75 per share subject to certain antidilution adjustments. The warrants are exercisable until July 10, 2007.

The gross proceeds received from this financing were $10 million. The Company incurred financing and closing costs of approximately $550,000. Net proceeds of the financing were used to redeem the $318,155 principal balance of the Senior Notes and accrued interest, and for working capital purposes.

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

Overview

We are a consumer electronics company that develops and markets proprietary sound reproduction products, components and technologies. Our primary sound technologies are:

     o    HSS(R), HyperSonic(R) Sound Technology

     o    LRAD(TM) and HIDA(TM)

     o    NeoPlanar(TM) Technology

     o    PureBass(TM), Woofer Technology

HyperSonic Sound (HSS) technology is a new method of sound reproduction. Sound is generated in an air column using ultrasonic frequencies, those above the normal range of hearing. Our proprietary electronic process generates an ultrasonic beam to interact in mid-air producing wide spectrum audio along the beam. The sound beam has a very high degree of directionality and maintains sound volume over longer distances than traditional methods of sound reproduction. We believe HyperSonic Sound has unique features useful in new sound applications.

Our Long Range Acoustic Device (LRAD) technology is based in part on our HSS technology but is subject to additional pending patents and distinct marketing efforts. LRAD employs proprietary techniques to produce variable intensity directional acoustical sound intended for use primarily in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD is employed as a long-range hailing and warning system with minimal distraction to others not in the directed beam. One version of this technology, our High Intensity Directional Acoustics (HIDA) technology, has potential application as a scaleable nonlethal weapon. Our high intensity directional technology has been developed in part from sponsored research and development fees obtained from Bath Iron Works, a General Dynamics company.

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

Our PureBass extended range woofer was designed to complement our high performance NeoPlanar technology as well as other loudspeakers including those used in professional and consumer applications. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters, which we believe produces improved performance. We believe PureBass minimizes distortion, provides high output for its size, and results in lower system costs when compared to conventional woofer systems. It provides a high frequency interface with upper range satellite speaker systems. This technology is a complement to our NeoPlanar and other flat speaker technologies.

During the third quarter of 2003, we changed contract manufacturers for our HSS, NeoPlanar and PureBass components. Until high volume contract manufacturing is successfully established we are also producing these components at our facilities. We have also been preparing to introduce an improved second generation HSS emitter component. These factors resulted in a delay in order procurement and fulfillment in the third quarter for HSS products. We have been shipping HSS units to customers worldwide for evaluation in markets including retailing, point-of-purchase displays, museums, trade show booths, law enforcement, television, expositions, transportation, government and military. We expect growth in HSS shipments in the fourth fiscal quarter.

Commercial deliveries of LRAD/HIDA products commenced in May 2003 and accounted for a majority of third quarter revenues. LRAD/HIDA products are currently produced by us. LRAD/HIDA technology-based devices have been successfully demonstrated to various military, government and commercial parties. We expect continued growth in LRAD/HIDA shipments in the fourth fiscal quarter.

We have produced and sold NeoPlanar speaker components for installation in outside entertainment, luxury yacht and military ship applications. We expect growth in NeoPlanar shipments as new contract production is successfully established.

The net loss of $5,018,603 for the nine months ended June 30, 2003 included $405,000 of debt amortization expense, $590,811 of expenses paid with common stock and options and $601,769 of depreciation, amortization and other reserves and write downs. We have substantial research and development and selling, general and administrative expenses, and our revenues from our sound technologies have not yet been sufficient to offset these costs. We also invest significant funds in patent applications. We expect to incur additional operating losses during the balance of fiscal 2003 but we expect a reduction in our non-cash expense outlays. See "Liquidity and Capital Resources" below.

As a result of our past needs for capital and our net losses to date, our independent auditors noted in their audit report on our financial statements for the fiscal year ended September 30, 2002 substantial doubt about our ability to continue as a going concern. Since that time to the date of this report, we have obtained equity proceeds of approximately $14,092,000 from the issuance of preferred and common stock and from the exercise of options and warrants, with some proceeds applied to reduce debt. As of the date of this report, we have no long-term debt other than approximately $25,000 of capital lease obligations. Although we will need to generate additional revenue to achieve profitability and generate positive cash flow from operations in future periods, we believe we have sufficient resources to meet our operating requirements for the next twelve months.

Our primary marketing focus is on providing sound reproduction products and components to customers and licensing our technologies for customer applications. When we supply systems or components used in other products to customers, distributors or OEMs, we include our intellectual property fees in the selling prices of the systems or components. We currently produce HSS systems and NeoPlanar panels which are installed as a component of a sound system. When we license a sound technology, we typically receive a flat fee up-front, with the balance of payments based upon a percentage of net revenues of the products in which our technology is incorporated. Revenues from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risks" below.

Effective in October 2002, we discontinued our portable consumer product line in order to focus financial, personnel and facility resources on our sound technologies, which we expect to provide substantially all of our fiscal 2003 revenues. For the nine months ended June 30, 2003 and for fiscal 2002 we recorded revenues of $83,360 and $274,245, respectively for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. Historically, portable consumer product revenues accounted for the majority of our revenues.

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

Recent Developments

On July 11, 2003, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we issued and sold 1,818,180 shares of common stock at a purchase price of $5.50 per share. In connection with such financing, we also issued warrants to the investors to purchase 454,547 shares of common stock with an exercise price of $6.75 per share, subject to adjustment if we sell securities in the future for less than an effective price of $6.75 per share. The warrants are exercisable until July 10, 2007. We agreed to give each investor in the offering the first right to participate in any proposed sale of equity securities by us until July 11, 2004. This right does not apply to the issuance of securities upon exercise or conversion of previously outstanding securities, to the grant of options under company plans, to certain strategic transactions, or to a firm commitment underwriting that results in net proceeds to us of at least $10 million.

The gross proceeds received from this financing were $10 million. We paid a placement fee of 5% of the gross proceeds of the financing to Olympus Securities, LLC. Net proceeds of approximately $9.45 million were used in part to discharge the remaining $318,155 principal balance of our 8% Senior Secured Promissory Notes and accrued interest, and the balance is expected to be used for working capital purposes.

In connection with this financing, we and the investors entered into a Registration Rights Agreement, pursuant to which we agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the common stock sold and issuable upon the exercise of the warrants. We filed such registration statement on August 4, 2003, but it has not yet been declared effective. We agreed to use our best efforts to have such registration statement declared effective as soon as possible and in any event within 90 days following the date of the issuance of the securities. Once the registration statement is effective, we have agreed to use our best efforts to keep it effective for five years after the date the registration statement is declared effective, or the earlier date when all of the shares covered by the registration statement have been sold or may be sold without volume restrictions in accordance with Rule 144(k) under the Securities Act of 1933. If we do not comply with our registration obligations, we have agreed to pay to each investor liquidated damages of up to 0.05% of its investment amount per day that we are out of compliance with our registration obligations. We have also agreed to pay liquidated damages in that amount during any time that the exercisability of the warrants is suspended.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understandings of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Revenue Recognition

We derive our revenue primarily from two sources: (i) component and product sale revenues and (ii) contract and license fee revenue. Component and product sale revenues are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the manufacturers' units shipped information is available to us and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

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

Results of Operations

Total revenues for the nine month period ended June 30, 2003 and 2002 were $974,853 and $691,745, respectively. Total revenues for the three month period ended June 30, 2003 and 2002 were $313,612 and $235,691, respectively. Product revenues for the nine months ended June 30, 2003 were $808,296, a 55% increase from the comparable nine month total of $521,798 for the prior year. For the nine months ended June 30, 2003 product sales included $83,360 of consumer portable product sales and $724,936 from the sale of NeoPlanar, LRAD/HIDA and HSS products. For the nine months ended June 30, 2002 product sales included $274,245 of consumer portable product sales and $247,553 from the sale of NeoPlanar, LRAD/HIDA and HSS products. Product revenues for the third quarter ended June 30, 2003 and 2002 were $274,718 and $197,688, respectively with the majority of 2003 revenues from LRAD/HIDA shipments. We experienced manufacturing quality control problems with some of our initial commercial HSS units, which negatively impacted product sales during the third quarter of fiscal 2003. We have established a new contract manufacturing relationship and are working to resolve manufacturing issues, but because our HSS emitters are a new and unique product, we may continue to experience manufacturing problems that could adversely affect product sales in future periods. Since we have discontinued our portable consumer products line, fiscal 2003 revenues for these products will be substantially below those for fiscal 2002, and will be limited to sales of inventory on hand. Sales of sound products are expected to be volatile as a result of manufacturing startup requirements and the need to recruit new customers for products not previously available in the marketplace.

Contract and license revenues for the quarters ended June 30, 2003 and 2002 were $166,557 and $169,947, respectively. We recognize upfront fees and advance revenues over the term of respective license agreements. At June 30, 2003 and September 30, 2002 we had $274,170 and $276,667, respectively, collected and recorded as unrecognized revenue for existing contracts and licenses.

At June 30, 2003, we received purchase orders for approximately $558,000 for product expected to ship during our fiscal fourth quarter ending September 30, 2003. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delays, component shortages and other production related issues.

Cost of revenues for the nine months ended June 30, 2003 was $858,520 resulting in a gross profit of $116,333 or 12%. This compares to a gross profit of $293,902 or 42% for the comparable period of the prior year. It is difficult to compare historical gross profit percentages due to changes in contract and license revenues as a percentage of total revenues and changes in the product mix in each year. Cost of revenues for the three months ended June 30, 2003 and 2002 were $186,101 and $158,998 resulting in a gross profit of 41% and a gross profit of 32%, respectively. The lower gross profit percentage in the nine months ended June 30, 2003 resulted from lower margins on consumer product sales, warranty reserves and startup production costs for HSS, LRAD/HIDA and NeoPlanar products. Gross profit percentage is highly dependent on product mix, sales prices, volumes, purchasing costs and overhead allocations. Overall gross margins will also be impacted by future contract and licensing revenues and the types of products sold to customers. Margins may vary significantly from period to period.

Selling, general and administrative expenses for the nine months ended June 30, 2003 and 2002 were $2,443,605 and $1,864,087, respectively. The $579,518 increase resulted from an increase in legal costs and fees of $257,111, an increase in professional services of $61,508, an increase in personnel and related costs of $221,604 and an increase of $39,505 for accounting and shareholder costs. The increase in personnel costs included five new hires. Selling, general and administrative expense for the three month period ending June 30, 2003 increased by $17,329 or 2% from the comparable prior year period. We may expend additional resources on marketing our sound technologies in future quarters, which may increase selling, general and administrative expenses in future periods.

Research and development expenses for the nine months ended June 30, 2003 were $2,023,095 compared to $2,883,977 for the comparable nine months of the prior year. The $860,882 decrease resulted from a reduction of $436,148 for supplies and materials used in the development of our sound technologies and a decrease of $433,409 for consulting services, a $43,585 decrease in depreciation and a $37,642 decrease in travel expenditures offset by an increase in personnel and related costs of $115,926. The increase in personnel and related costs primarily represent the addition of an engineer administrative assistant and three lab technicians. Research and development costs for the three months ended June 30, 2003 decreased by $288,604 or 29% from the comparable prior year period. Research and development costs vary quarter by quarter due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect that fiscal 2003 research and development costs may be at lower levels than the prior year based on current staffing and budgeting as we focus resources on sales of products from developed technologies.

We recorded in selling, general and administrative expenses $3,600 for the nine months ended June 30, 2002 for services paid through the issuance of 1,425 shares of common stock.

We experienced a loss from operations of $4,350,367 during the nine months ended June 30, 2003, compared to a loss from operations of $4,454,162 for the comparable nine months ended June 30, 2002. The $103,795 decrease is primarily due to the decrease in our gross profit on product sales reflecting production start up costs offset by a decrease in research and development costs.

Interest expense of $670,769 for the nine months ended June 30, 2003 included $405,000 of noncash amortization of debt discount, $169,753 of accrued interest on convertible subordinated promissory notes and $91,802 of paid interest on senior secured promissory notes.

The net loss available to common stockholders for the nine months ended June 30, 2003 of $6,612,339 included $155,407 of accretion on the Series C, D and E Preferred Stock and also included $725,670 and $270,597 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $215,111 and $226,951 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively. The net loss available to common stockholders for the three months ended June 30, 2003 of $2,061,097 included $61,725 of accretion on the Series C, D and E Preferred Stock also included $47,223 and $209,452 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $100,350 and $209,695 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively

The net loss available to common stockholders for the nine months ended June 30, 2002 of $5,960,805 included $40,385 on Series D imputed deemed dividends based on discount at issuance, $35,377 on imputed deemed dividends on warrants issued in connection with the Series D Preferred Stock and $48,351 of accretion on the Series C and D Preferred Stock. The net loss available to common stockholders for the three months ended June 30, 2002 of $2,253,264 included $25,436 of accretion on the Series C and D Preferred Stock.

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

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our negative cash flow from operating activities was $3,768,145 for the nine months ended June 30, 2003. As of June 30, 2003, the net loss of $5,018,603 included certain expenses not requiring the use of cash totaling $1,596,440. In addition, cash was used in operating activities through an increase of $219,443 in inventories, an increase of $15,106 in prepaid expenses and other and a decrease of $333,033 in accounts payable. Cash provided by operating activities included a $97,013 decrease in accounts receivable and a $124,587 increase in accrued liabilities.

At June 30, 2003, we had accounts receivable of $35,064 as compared to $131,677 at September 30, 2002. This represented approximately 4 days of sales. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty day terms for our sound technology components and products. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers.

For the nine months ended June 30, 2003, we used approximately $9,700 for the purchase of laboratory and computer equipment and made a $71,098 investment in patents and new patent applications. We anticipate a continued investment in patents in fiscal 2003. Dollar amounts to be invested on these patents are not currently estimable by management.

At June 30, 2003, we had working capital of $348,717 compared to working capital of $554,713 at September 30, 2002.

We have financed our operations primarily through the sale of stock, exercises of stock options, sale of convertible and non-convertible notes and margins from product sales. At June 30, 2003, we had cash of $1,109,293, representing a decrease of $698,427 from cash at September 30, 2002. The decrease resulted from cash used in operating activities offset by proceeds from our Series E Preferred Stock financing, exercise of stock options and warrants and an 8% Senior Note funding, in aggregate an amount of $3,333,990.

During the quarter ended June 30, 2003, we obtained $24,375 from the exercise of warrants issued in connection with our 12% Convertible Subordinated Notes and our Series D Preferred Stock, and $377,115 from the exercise of stock options. In July 2003, we raised net proceeds of $9.45 million from the sale of common stock and warrants. See "Recent Developments" above.

Based on our current cash position and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) expected royalty and licensing proceeds we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of HSS, LRAD/HIDA and NeoPlanar products may also contribute cash. We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

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

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                             Payments Due by Period

                                       Less than 1
Contractual Obligations                   Year             1-3 Year           4-5 Years         After 5 Years
-----------------------                ------------       ---------           ---------         -------------
Capital leases                           $8,963            $25,760                $-                 $-
Operating lease                          15,991                  -                 -                  -
Employment agreements                   470,000            550,000                 -                  -
Senior secured promissory notes
   due December 31, 2004                338,698(1)               -                 -                  -
                                       --------           --------                ---                ---
Total contractual cash obligations     $833,652           $575,760                $-                 $-
                                       ========           ========                ===                ===


1. Subsequent to June 30, 2003, we redeemed these notes for cash.

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

     We have incurred significant operating losses and anticipate continued losses in fiscal 2003. At June 30, 2003, we had an accumulated deficit of $33,158,647. Due to our net losses and our prior need for additional capital to sustain operations, our independent auditors noted in their November 19, 2002 report on our financial statements for the fiscal year ended September 30, 2002 a substantial doubt about our ability to continue as a going concern. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

In July 2003, we raised net proceeds of $9.45 million from the sale of common stock and warrants.

We are an early stage company introducing new products and technologies. If commercially successful products do not result from our efforts, we may be unprofitable or forced to cease operations.

     Our HSS, NeoPlanar, PureBass and LRAD/HIDA technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by original equipment manufacturers (OEMs) due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Our revenues from our sound technology have been limited to date, and we cannot guarantee significant revenues in the future. The development and introduction of our sound technology has taken longer than anticipated by management and could be subject to additional delays. We have also experienced manufacturing quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future manufacturing problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Portable consumer products were the primary source of our historical revenues. You cannot rely on period-to-period comparisons of our results of operations as an indication of future performance.

     We derived most of our historical revenues from the sale of portable consumer electronics products. We expect future revenues will primarily be generated from our proprietary sound reproduction and other electronic technologies, but there can be no assurance we will achieve substantial revenues from these technologies. If we do not achieve substantial revenues from these technologies, you may not be able to rely on period-to-period comparisons of our results of operations as an indication of future performance.

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

     Our historical revenues derived almost exclusively from portable consumer products, and we expect a majority of future revenues to be generated from our sound reproduction technologies. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

     o our ability to develop and license our sound reproduction technologies or our ability to supply components to customers, distributors or OEMs;

     o market acceptance of and changes in demand for products of our customers;

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

     o production delays by customers, distributors, OEMs or by us or our suppliers;

     o    seasonal fluctuations in sales;

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

     o the extent of marketing and sales efforts to promote our products and technologies; and

     o    the timing of personnel and consultant hiring.

Sound reproduction markets are subject to rapid technological change, so our success will depend on our ability to develop and introduce new technologies.

     Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and LRAD/HIDA for which there are no established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our HSS technology is subject to government regulation, which could lead to unanticipated expense or litigation.

     Our HyperSonic Sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a customer or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operations. For a further discussion of the regulation of our HSS technology, see Part I, Item 1 of our Annual Report on Form 10-K, under the heading "Government Regulation."

We may not be successful in obtaining the necessary licenses required for us to sell some of our products abroad.

     Licenses for the export of certain of our products may be required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We may not be able to obtain the necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. Failure to receive required licenses or authorization would hinder our ability to sell our products outside the United States.

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

We are dependent on outside suppliers and manufacturers. Our relationships with two key manufacturers have recently terminated, and our new manufacturer has not yet produced our products in quantity. Disruptions in supply could adversely affect us.

     We recently terminated our manufacturing relationship with HST, Inc., formerly our sub-contract manufacturer of our HSS and NeoPlanar products. In addition, Amtec Manufacturing, the sole manufacturer of our PureBass subwoofer units, recently went out of business. We have contracted with Magnotek Manufacturing to manufacture all three of these products, but Magnotek has not yet commenced large scale production of our products. Magnotek's production start-up requirements may cause longer lead times, particularly for larger orders, which could have a negative impact on our ability to introduce these technologies in volume. The agreement with Magnotek is non-exclusive and either party may terminate the agreement on 90 days advance notice. Any loss or disruption of supply could reduce future revenues, adversely affecting financial condition and results of operations.

Any inability to adequately protect our proprietary technologies could harm our competitive position.

     We are heavily dependent on patent protection to secure the economic value of our technologies. We have both issued and pending patents on our sound reproduction technologies and we are considering additional patent applications. Patents may not be issued for some or all of our pending applications. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Issued patents may be challenged or invalidated. Further, we may not receive patents in all countries where our products can be sold or licensed. Our competitors may also be able to design around our patents. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending litigation against us that questions our intellectual property rights. Third parties may charge that our technologies or products infringe their patents or proprietary rights. Problems with patents or other rights could potentially increase the cost of our products, or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may be forced to obtain licenses, which might not be available on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our future patent and/or technology license positions, or to defend against infringement claims. A successful challenge to our sound technology could have a negative effect on our business prospects.

If our key employees do not continue to work for us, our business will be harmed because competition for replacements is intense.

     Our performance is substantially dependent on the performance of our executive officers and key technical employees, including Elwood G. Norris, our Chairman, and James M. Irish, our CEO. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

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

     Dilution of the per share value of our common shares could result from the conversion of the outstanding Series D and Series E Preferred Stock. In May 2002, we issued a total of 235,400 shares of our Series D Preferred Stock. 185,400 of these shares have been converted into 695,266 common shares, and 50,000 shares of Series D Preferred Stock remain outstanding as of July 28, 2003. In March 2003, we issued 343,250 shares of Series E Preferred Stock. 5,000 of these shares have been converted into 15,679 common shares and 338,250 shares of Series E Preferred Stock remain outstanding as of July 28, 2003.

     The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of July 28, 2003, the outstanding 50,000 shares of Series D Preferred Stock are convertible into an aggregate of 119,348 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase
2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

     The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $3.25 before September 30, 2003, or lower than $2.00 after such date. As of July 28, 2003, the 338,250 outstanding shares of Series E Preferred Stock are convertible into an aggregate of 1,066,785 common shares. In addition, the Series E Preferred Stock purchasers received warrants to purchase
1.5 common shares for each share of Series E Preferred Stock purchased at an exercise price of $3.25 per share.

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

     Our common stock trades on the Nasdaq SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

     o    our anticipated or actual operating results;

     o    developments concerning our sound reproduction technologies;

     o    technological innovations or setbacks by us or our competitors;

     o    conditions in the consumer electronics market;

     o    announcements of merger or acquisition transactions; and

     o    other events or factors and general economic and market conditions.


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

We are exposed to some market risk through interest rates, related to our investment of our cash of $1,109,293 at June 30, 2003. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $11,093. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above which occurred during the period covered by this report which have affected or are reasonably likely to affect our internal controls over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2003, Horizon Sports Technologies, Inc. d/b/a HST filed a complaint in the Superior Court of California, County of San Diego, alleging breach of contract and fraud in connection with the various agreements between us and HST. HST seeks damages of approximately $811,000, plus other unspecified damages. We answered the complaint with a general denial on June 26, 2003. We and HST have reached a non-binding agreement in principle to settle the litigation. If we are unable to complete settlement of the lawsuit, we intend to vigorously defend against the allegations in the complaint.

On May 23, 2003, we gave notice to eSOUNDideas, Inc. (ESI) of termination of the license agreement between us and ESI for our HSS technology. The ESI agreement granted ESI an exclusive right to distribute HSS products specifically targeted for the point of sale, kiosk, display, event, trade show and exhibit markets in North America. We based our termination on our belief that ESI has failed to fulfill certain covenants contained in the license agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories. Under the terms of the license agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement. ESI did not tender a cure within such sixty day period, and we consider the agreement to be permanently terminated.

ESI has retained legal counsel and disputed the grounds for termination, and has further disputed the termination in October 2002 of stock options to purchase 10,000 shares of common stock granted to each of ESI's two principals for consulting services that terminated in July 2002. We have agreed to non-binding mediation of the dispute, which is scheduled to occur on August 28, 2003. No litigation has been filed in this matter.

Related to the April 2000 purchase of certain loudspeaker technology (NeoPlanar technology) from Hucon Limited ("Hucon"), we are in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. The technology purchase agreement provided for a minimum royalty in 2002 to maintain exclusive film supply. We believe film exclusivity was terminated and therefore the minimum royalty for 2002 is not due. We have elected to rely on our intellectual property rights to protect this technology rather than exclusive supply. Royalties are due on film purchases. Binding arbitration has been suspended as the parties attempt to settle this matter. No litigation has been filed in this matter.

From time to time we are involved in routine litigation incidental to the conduct of our business. Expect as set forth above, there are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

During the quarter ended June 30, 2003, we issued 267,000 shares upon the exercise of outstanding common stock purchase warrants, for total proceeds of $706,220. These securities were offered and sold without registration under the Securities Act to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares issued. The shares issued are included in a currently effective registration statement for their resale.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's fiscal 2003 Annual Meeting of Stockholders held on May 29, 2003, the following individuals, constituting all of the members of the Board of Director were elected: Elwood G. Norris, James M. Irish, Terry Conrad, Richard
M. Wagner, David J. Carter and Daniel Hunter. For each elected director, the results of the voting were:

                               Affirmative Votes      Negative Votes        Votes Withheld
                               -----------------      --------------        --------------
Elwood G. Norris                  13,660,468                -0-                 103,743
James M. Irish                    13,661,073                -0-                 103,138
Terry Conrad                      13,664,443                -0-                  99,768
Richard M. Wagner                 13,668,968                -0-                  95,243
David J. Carter                   13,672,643                -0-                  91,568
Daniel Hunter                     13,672,293                -0-                  91,918

Our stockholders also voted to ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended September 30, 2003. The results of the voting on this proposal were:

           Affirmative Votes      Negative Votes        Votes Withheld
           -----------------      --------------        --------------
              13,651,212               68,931                44,068

The foregoing proposal was approved and accordingly ratified.

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

     31 Certifications of Principal Executive Officer and Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

     32 Certification of Chief Executive Officer and Chief Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
          *

*    Filed concurrently herewith.

Reports on Form 8-K

     On May 28, 2003, we filed a Form 8-K containing disclosure in Item 5.

     On June 6, 2003, we filed a Form 8-K containing disclosure in Item 5 and
Item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN TECHNOLOGY CORPORATION

Date:  August 14, 2003                   By:  /s/ RENEE WARDEN
                                              ---------------------
                                              Renee' Warden, Chief Accounting
                                              Officer, Treasurer and
                                              Corporate Secretary
                                              (Principal Financial and
                                              Accounting Officer and duly
                                              authorized to sign on behalf
                                              of the Registrant)