Form 10-Q/A
period 2003-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-08-18
CIK 924383

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO.1)
(Mark  one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to             .
                                         -------------  -------------

Commission  File  Number:  0-24248
                           -------

                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                 87-03261799
                --------                                 -----------
     (State or other jurisdiction of              (I.R.S. Empl. Ident. No.)
     incorporation  or organization)

     13114  Evening  Creek  Drive  South,  San Diego, California        92128
     -----------------------------------------------------------        -----
     (Address  of  principal  executive  offices)                    (Zip  Code)

                                 (858) 679-2114
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     YES   X   NO
                                                ----      ----

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes       No   X
                                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003.

Common  Stock,  $0.00001  par  value                      15,192,294
------------------------------------                      ----------
          (Class)                                    (Number  of  Shares)

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's financial results for the three and six month periods ended March 31, 2003 (the "Restatement"). The Restatement primarily reflects increased imputed deemed dividends on the Series D Preferred Stock attributable to the discount on issuance. The increase results from the voluntary conversion of 170,400 shares of Series D Preferred Stock during the quarter ended March 31, 2003, which conversions were previously disclosed in the Notes to the Financial Statements, but for which accelerated accretion of deemed dividends was not recorded in the Financial Statements previously filed. The accretion of deemed dividends is a non-cash item and does not change the reported net loss, stockholders' equity or the balance sheet. As a result of the Restatement, the net loss available to common stockholders increased from $2,107,991 and $3,998,434 for the three and six months ended March 31, 2003, respectively, to $2,664,718 and $4,551,242, respectively. The loss per share of common stock increased from $0.14 and $0.27 for the three months and six months ended March 31, 2003, respectively, to $0.18 and $0.31. The balance sheets are March 31, 2003 was not affected by this restatement. Further information concerning accelerated accretion of the deemed dividend on the Series D Preferred Stock as a result of voluntary conversion is provided in Note 3 and 9 to the Financial Statements included herewith.

Except for the Restatement, this report does not attempt to update the information included herein beyond the original filing date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements:

          Balance Sheets as of March 31, 2003 (unaudited)
            and  September  30,  2002                                          3

          Statements of Operations for the three and six months ended
            March  31,  2003  and  2002  (unaudited)                           4

          Statements of Cash Flows for the six months ended
            March  31,  2003  and  2002  (unaudited)                           5

          Notes to Interim Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       24

     Item 4. Controls and Procedures                                          25

PART II. OTHER INFORMATION                                                    25

     Item 1. Legal Proceedings                                                25
     Item 2. Changes in Securities and Use of Proceeds                        25
     Item 3. Defaults  upon  Senior Securities                                26
     Item 4. Submission of Matters to a Vote of Security Holders              26
     Item 5. Other Information                                                26
     Item 6. Exhibits and Reports on Form 8-K                                 26


SIGNATURES                                                                    27

                                     AMERICAN TECHNOLOGY CORPORATION

                                             BALANCE SHEETS
                                               (Unaudited)

                                                                            March 31,     September 30,
                                                                              2003            2002
========================================================================================================
ASSETS
CURRENT ASSETS:
  Cash                                                                    $  1,866,335   $    1,807,720
  Trade accounts receivable, less allowance of
     $8,091 and $20,191 for doubtful accounts                                   36,904          111,486
  Subscription receivable                                                       25,000                -
  Inventories                                                                  431,756          136,881
  Prepaid expenses and other                                                    73,000           20,130
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         2,432,995        2,076,217
EQUIPMENT, net                                                                 165,247          363,448
PATENTS, net of accumulated amortization of $179,290 and $141,314              988,785        1,034,333
PURCHASED TECHNOLOGY, net of accumulated amortization of $1,157,278
  and $946,864                                                                 105,222          315,636
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $  3,692,249   $    3,789,634
========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable                                                         $    360,640   $      733,531
 Accrued liabilities:
   Payroll and related                                                         188,276          202,432
   Deferred revenue                                                            388,168          276,667
   Other                                                                        60,264           59,632
   Interest on notes                                                           381,534          240,279
Capital lease short-term portion                                                 9,110            8,963
12% Convertible Promissory Notes                                             1,725,000                -
Related party 12% Convertible Promissory Notes                                 300,000                -
--------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    3,412,992        1,521,504
LONG-TERM LIABILITIES:
12% Convertible Promissory Notes net of $0 and $345,000 debt discount                -        1,380,000
Related party 12% Convertible Promissory Notes,
   net of $0 and $60,000 debt discount                                               -          240,000
8% Senior Secured Promissory Notes                                           1,000,000        1,500,000
Capital lease long-term portion                                                 28,497           33,012
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            4,441,489        4,674,516
--------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Series C Preferred stock 300,000 shares designated: 0 and 10,000 issued and outstanding respecitively. Liquidation preference
    of $0 and $230,510, respectively.                                                -                -
  Series D Preferred stock 235,400 shares designated: 65,000 and 235,400 issued and outstanding, respectively. Liquidation preference
   of $685,474 and $2,412,046, respectively.                                         1                2
  Series E Preferred stock 350,000 shares designated: 343,250 and  0 issued and outstanding, respectively. Liquidation preference
   of $3,449,126 and $0, respectively.                                               3                -
Common stock, $0.00001 par value; 50,000,000 shares authorized
  15,156,670 and 14,351,476 shares issued and outstanding                          151              144
  Additional paid-in capital                                                30,976,600       27,255,016
  Accumulated deficit                                                      (31,725,995)     (28,140,044)
--------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                   (749,240)        (884,882)
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  3,692,249   $    3,789,634
========================================================================================================

See accompanying notes to financial statements.

                                        AMERICAN TECHNOLOGY CORPORATION
                                            STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                         For the three months ended   For the six months ended
                                                                  March 31,                   March 31,
                                                             2003          2002          2003          2002
===============================================================================================================
REVENUES:
  Product sales                                          $   145,611   $    99,155   $   533,578   $   324,110
  Contract and license                                        92,331       100,278       127,663       131,944
---------------------------------------------------------------------------------------------------------------
Total revenues                                               237,942       199,433       661,241       456,054
---------------------------------------------------------------------------------------------------------------
Cost of revenues                                             350,784       122,385       672,419       238,845
---------------------------------------------------------------------------------------------------------------
GROSS (LOSS) PROFIT                                         (112,842)       77,048       (11,178)      217,209
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative                        908,992       610,463     1,665,309     1,103,120
  Research and development                                   727,298       987,060     1,308,719     1,880,997
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                   1,636,290     1,597,523     2,974,028     2,984,117
---------------------------------------------------------------------------------------------------------------

Loss from operations                                      (1,749,132)   (1,520,475)   (2,985,206)   (2,766,908)
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                              1,321         9,910         3,652        12,556
  Interest expense                                          (104,828)     (464,918)     (602,730)     (929,474)
  Other                                                       (1,667)            -        (1,667)         (800)
---------------------------------------------------------------------------------------------------------------
Total other income (expense)                                (105,174)     (455,008)     (600,745)     (917,718)
---------------------------------------------------------------------------------------------------------------

NET LOSS                                                 $(1,854,306)  $(1,975,483)  $(3,585,951)  $(3,684,626)
===============================================================================================================
Imputed dividends on convertible Preferred Stock             810,412         2,959       965,291        22,915

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                $(2,664,718)  $(1,978,442)  $(4,551,242)  $(3,707,541)
===============================================================================================================
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED   $     (0.18)  $     (0.14)  $     (0.31)  $     (0.26)
===============================================================================================================
AVERAGE WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING      14,897,662    14,273,238    14,629,077    14,074,903
===============================================================================================================

See accompanying notes to financial statements.

                                    AMERICAN TECHNOLOGY CORPORATION

                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        For the six months ended
                                                                                 March 31,
                                                                            2003          2002
==================================================================================================
INCREASE (DECREASE) IN CASH
OPERATING ACTIVITIES:
Net loss                                                                $(3,585,951)  $(3,684,626)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                            339,290       362,826
   Allowance for doubtful accounts                                          (12,100)            -
   Warranty reserves                                                         41,542             -
   Common stock issued for services and compensation                        410,816         7,199
   Write-down on patents                                                     40,321             -
   Options and warrants granted for services                                      -       137,590
   Amortization of debt discount                                            405,000       810,000
Changes in assets and liabilities:
     Trade accounts receivable                                               86,682       (48,551)
     Inventories                                                           (294,875)       27,005
     Prepaid expenses and other                                             (52,870)       34,503
     Accounts payable                                                      (255,891)      254,479
     Accrued liabilities                                                    197,690       112,081
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (2,680,346)   (1,987,494)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of equipment                                                        (9,700)      (27,086)
Patent costs paid                                                           (32,749)      (55,476)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (42,449)      (82,562)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Payments on capital lease                                                    (4,368)            -
Proceeds from issuance of convertible promissory notes                      500,000             -
Proceeds from the issuance of preferred stock                             2,407,500             -
Cash paid for offering costs                                               (141,222)            -
Proceeds from issuance of convertible promissory notes                            -     1,225,000
Proceeds from exercise of stock options                                      19,500             -
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 2,781,410     1,225,000
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                              58,615      (845,056)
Cash, beginning of year                                                   1,807,720     1,354,072
--------------------------------------------------------------------------------------------------
Cash, end of year                                                       $ 1,866,335   $   509,016
==================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
     Cash paid during the period for:
     Interest                                                           $    72,305   $         -
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of stock warrants in connection with convertible debt         $         -   $   624,750
 Increase in additional paid in capital for the beneficial conversion
   feature of convertible debt                                          $         -   $   600,250
 Common stock issued on conversion of Series B preferred stock          $         -   $ 2,102,412
Sale of equipment for accounts payable                                  $   117,000   $         -
Secured Notes converted into Series E Preferred Stock                   $ 1,000,000   $         -
Issuance of Series E Preferred Stock for Subscription receivable        $    25,000   $         -

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

2.  STATEMENT  PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company's annual report on Form 10K.

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

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that such required funds would be available from the aforementioned or other potential sources. The lack of sufficient funds from operations or additional capital could force the Company to curtail, scale back operations, or cease operations and would therefore have a material adverse effect on the Company's business.

As such, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  NET  LOSS  PER  SHARE
The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Convertible preferred stock, convertible promissory notes, stock options and warrants convertible or exercisable into approximately 6,445,474 and 3,786,805 shares of common stock were outstanding at March 31,

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

2003 and 2002, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

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

                                                    Three months ended March 31       Six months ended March 31
                                                        2003             2002            2003            2002
===================================================================================================================
Net Loss                                           $  (1,854,306)  $    (1,975,483)  $(3,585,951)  $    (3,684,626)
Series D Preferred Stock imputed deemed dividends
  based on discount at issuance                         (616,477)                -      (678,447)                -
Imputed deemed dividends on warrants issued with
  Series D Preferred Stock                               (60,475)                -      (114,760)                -
Series E Preferred Stock imputed deemed dividends
  based on discount at issuance                          (61,145)                -       (61,145)                -
Imputed deemed dividends on warrants issued with
  Series E Preferred Stock                               (17,256)                -       (17,256)                -
Accretion on Series C, D, and E Preferred
 Stock at stated rate                                    (55,059)           (2,959)      (93,683)          (22,915)
-------------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders          $  (2,664,718)  $    (1,978,442)  $(4,551,242)  $    (3,707,541)
===================================================================================================================


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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with
Exit or Disposal Activities.   SFAS No. 146 addresses accounting and reporting
for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003, with early application encouraged. The Company does not expect the

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

adoption of this statement to have a material effect on its financial statements.

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

5. INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                 March 31, 2003    September 30,2002
================================================================================
Finished goods                  $       214,885   $           78,361
Raw materials                           236,871               78,520
Reserve for obsolete inventory          (20,000)             (20,000)
--------------------------------------------------------------------------------
                                $       431,756   $          136,881
================================================================================

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

Changes in the warranty reserves during the six months ended March 31, 2003 were as follows:
================================================================================
Balance at October 1, 2002                                             $ 6,313
Accruals for warranty during the six months
  ended March 31, 2003                                                  41,542
--------------------------------------------------------------------------------
Balance at March 31, 2003                                              $47,855
================================================================================

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

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

8. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES
8% Senior Secured Promissory Notes
----------------------------------
On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes ("Senior Notes") for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or
(ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the "Maturity Date"). Interest is payable on a quarterly basis with the first payment due January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory. The Senior Notes are convertible at the option of the Company. In January 2003, the Company received an additional $500,000 in cash proceeds from the issuance of a Senior Note to one accredited investor. The terms of this note are the same as the 8% Senior Secured Notes discussed above. In connection with the Series E Financing, the Company amended its Senior Notes (i) to allow the holders of the Notes to convert all or a portion of the principal balance of the Senior Notes into Series E Preferred Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. The Senior Notes were converted into Series E Preferred Stock at a conversion price equal to the outstanding principal balance of the Senior Notes. All accrued but unpaid interest on the converted principal balances plus an amount equal to two months interest on the converted principal balances was paid in cash on the day of conversion. At March 31, 2003 an aggregate of $1,000,000 was converted into Series E Preferred Stock. The Senior Notes are also subject to mandatory redemption upon the closing of a sale of equity securities in an amount exceeding $3,000,000. The amendment to the Senior Notes clarified that Senior Note balances converted to Series E Stock would not be included for purposes of determining whether mandatory redemption of the remaining Senior Note balance is required.

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

9. STOCKHOLDERS' DEFICIT
At March 31, 2003, the 10,000 shares of Series C Preferred Stock outstanding were automatically converted into 41,130 shares of Common stock.

In May 2002, the Company sold 235,400 shares of Series D Convertible Preferred Stock ("Series D Stock"), at $10.00 per share for gross cash proceeds of $2,354,000. A total of 250,000 shares of Series D Stock have been authorized. The dollar amount of Series D Stock, increased by $0.60 per share accretion per annum and other adjustments, is convertible one or more times into fully paid shares of common stock at a conversion price which is the lower of (i) $4.50 per share or (ii) 90% of the volume weighted average market price for the five days prior to conversion, but in no event less than $2.00 per share, subject to adjustment, provided however, that no such conversion could be made prior to January 1, 2003 at a conversion price of less than $4.50 per share. The shares of Series D Stock may be called by the Company for conversion if the market price of the common stock exceeds $9.50 per share for ten days and certain conditions are met. The Series D Stock is subject to automatic conversion on March 31, 2006. The purchasers of the Series D Stock were granted warrants to purchase an aggregate of 517,880 common shares of the Company at $4.50 per share until March 31, 2007 ("D Warrants"). The Series D Stock and the D Warrants have

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

antidilution rights reducing the floor conversion and warrant exercise price for certain issuances of equity securities by the Company at an effective price below the applicable floor conversion or warrant exercise price. In connection with the Series D Stock financing, the Company incurred closing costs of $78,752.

During the six months ending March 31, 2003, 170,400 shares of Series D Stock were converted into 647,720 shares of common stock. As of March 31, 2003 the 65,000 remaining outstanding shares of Series D Stock (based on 360-day year) would have been convertible into 208,986 shares of common stock.

In connection with the Series D Stock and D Warrants, the Company recorded $994,310 and $871,000 as the value of the discount at issuance of the Series D Stock and the value of the D warrants, respectively. The D warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 78 percent; risk free interest rate of 4.94 percent; and an expected life of five years. The Series E Financing resulted in a repricing of the 517,880 outstanding D warrants from $4.50 per share to $3.01 per share in accordance with repricing provisions of such warrants. In connection with the repricing the Company recorded $158,519 in additional warrant value. For the six months ended March 31, 2003, $678,447 and $114,760 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the D warrants.

Subsequent to March 31, 2003, 10,000 shares of Series D Stock were converted into 35,624 shares of common stock.

In March 2003, the Company sold $3,432,500 of Series E Preferred Stock, par value $.00001, at $10.00 per share (the "Series E Stock") to a limited number of investors (the "Series E Financing"). In connection with the Series E Financing, the Company amended its 8% Senior Secured Promissory Notes (the "Notes") (i) to allow the holders of the Senior Notes to convert all or a portion of the principal balance of the Notes into Series E Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. The Company raised an aggregate of $2,432,500 in new cash, a subscription receivable and converted Senior Notes with an aggregate value of $1,000,000. A total of $1,000,000 in principal amount of the Senior Notes remains outstanding.

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

In connection with the Series E Stock and E Warrants, the Company recorded $2,677,000 and $755,500 as the value of the discount at issuance of the Series E Stock and the value of the warrants, respectively. The warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 76.5 percent; risk free interest rate of 4.0 percent; and an expected life of five years. For the six months ended March 31, 2003, $61,145 and $17,256 were amortized as a deemed dividend related to the value of the discount at issuance and the value of the E warrants.

In March 2003, the Company issued a $25,000 subscription receivable related to the sale of Series E Stock. The receivable was collected in April 2003.

The cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

discount is recorded as a deemed dividend. The resultant combined discount to the preferred stock is accreted as an deemed dividend over the conversion period of the preferred stock. The following is a summary of the components of the discount recorded upon issuance of the preferred stock and warrants:

                                                                    COMPONENTS OF
                                                                   DEEMED DIVIDEND
                                                         ---------------------------------------
            PREFERRED              NUMBER OF
ISSUANCE      STOCK     PURCHASE   PREFERRED  NUMBER OF     BENEFICIAL
DATE         SERIES      PRICE      SHARES    WARRANTS      CONVERSION     WARRANTS     TOTAL
----------  ---------  ----------  ---------  ---------  ----------------  ---------  ----------
May 2002    Series D   $2,354,000    235,400    517,880  $        994,310  $ 871,000  $1,865,310
March 2003  Series E   $3,432,500    343,250    514,875  $      2,677,000  $ 755,500  $3,432,500

The following table summarizes information about the Series D Preferred Stock and deemed dividend activity during the six months ended March 31, 2003:

                                                                                 SERIES D
                                                                 --------------------------------------
                                                                              PREFERRED
                                                                   DEEMED       SHARES        WARRANTS
                                                                  DIVIDEND    OUTSTANDING   OUTSTANDING
-------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion May 2002  $1,865,310       235,400       517,880
Accretion of deemed dividend                                       (195,936)            -             -
-------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002                                  1,669,374       235,400       517,880
Deemed dividend accreted on preferred stock converted              (643,647)     (170,400)            -
Additional deemed dividend for Series D warrant repricing           158,519             -             -
Accretion of deemed dividend                                       (149,560)            -             -
-------------------------------------------------------------------------------------------------------
Balance as of March 31, 2003                                     $1,034,686        65,000       517,880
=======================================================================================================


The following table summarizes information about the Series E Preferred Stock and deemed dividend activity during the six months ended March 31, 2003:


                                                                                     SERIES E
                                                                       -------------------------------------
                                                                                    PREFERRED
                                                                         DEEMED       SHARES       WARRANTS
                                                                        DIVIDEND    OUTSTANDING  OUTSTANDING
------------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion March, 2003     $3,432,500       343,250      514,875
Accretion of deemed dividend                                              (78,401)            -            -
------------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion March 31, 2003  $3,354,099       343,250      514,875
============================================================================================================

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2003:

                                                                                                   Additional
                                                Preferred Stock                Common Stock          Paid-In      Accumulated
                                            Shares           Amount        Shares       Amount       Capital        Deficit
==============================================================================================================================
Balance as of October 1, 2002                  245,400   $           2   14,351,476  $        144  $27,255,016   $(28,140,044)
Stock issued upon exercise of
  stock options                                      -               -        6,500             -       19,500              -
Stock issued for services                            -               -      109,844             1      410,815              -
Stock issued on conversion of
  Series D Preferred Stock                    (170,400)             (1)     647,720             6           (6)             -
Stock issued on conversion of Series
  C Preferred Stock                            (10,000)              -       41,130             -            -              -
Issuance of Series E Preferred Stock,
  net of  offering costs of $141,222           343,250   $           3            -             -    3,291,275              -
Net loss                                             -               -            -             -            -     (3,585,951)
------------------------------------------------------------------------------------------------------------------------------
Balance as of March 31, 2003                   408,250   $           4   15,156,670  $        151  $30,976,600   $(31,725,995)
==============================================================================================================================

The following table summarizes information about stock option activity during the six months ended March 31, 2003:

                                           Weighted
                               Number of    Average
                                           exercise
                                Options      price
----------------------------------------------------
Outstanding October 1, 2002    1,459,175   $    3.97
  Canceled/expired               (84,450)  $    4.25
  Exercised                       (6,500)  $    3.00
  Granted                        293,000   $    3.37
Outstanding March 31, 2003     1,661,225   $    3.86
----------------------------------------------------
Exercisable at March 31, 2003  1,289,559   $    3.86
====================================================

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2003 to 2008 with an average life of 3 years.

The following table summarizes information about warrant activity during the six months ended March 31, 2003:

                                         WEIGHTED
                                         AVERAGE
                              NUMBER OF  EXERCISE
                              WARRANTS   PRICE

Outstanding October 1, 2002  2,105,380   $ 4.85
-----------------------------------------------
Canceled/expired              (300,000)   11.00
  Exercised                          -        -
  Granted                      514,875     3.25
-----------------------------------------------
Outstanding March 31, 2003   2,320,255   $ 3.36
===============================================

                        AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

At March 31, 2003, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one Common Share:


 Number       Exercise Price                Expiration Date
================================================================================
   50,000        $   16.00                       May 12, 2003
   50,000        $   10.00                    January 5, 2004
   75,000        $   11.00                     March 31, 2005
1,012,500        $    2.00                 September 30, 2006
  517,880        $    3.01                     March 31, 2007
  100,000        $    4.25                 September 30, 2007
  514,875        $    3.25                  December 31, 2007
--------------------------------------------------------------------------------
2,320,255        $    3.36
================================================================================

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

                                                       For the three months ended    For the six months ended
                                                                 March 31,                      March 31,
                                                           2003             2002           2003            2002
===================================================================================================================
Net loss available to common shareholders
  Net loss as reported                               $   (2,664,718)  $  (1,978,442)  $ (4,551,242)  $  (3,707,541)
Deduct:
Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effects                       136,076         148,718        258,152         297,436
-------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                   $   (2,800,794)  $  (2,127,160)  $ (4,809,394)  $  (4,004,977)
===================================================================================================================
Net loss per common share
  As reported                                        $        (0.18)  $       (0.14)  $      (0.31)  $       (0.26)
-------------------------------------------------------------------------------------------------------------------
  Pro forma                                          $        (0.19)  $       (0.15)  $      (0.33)  $       (0.28)
===================================================================================================================

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

OVERVIEW
We are focused on commercializing our proprietary HyperSonic Sound ("HSS"), NeoPlanar, PureBass and HIDA sound technologies. Our HyperSonic Sound technology employs a laser-like beam to project sound to any listening environment. Our NeoPlanar technology is a thin film magnetic speaker that uses unique films and materials, which we believe results in superior sound quality and volume for any given size with low distortion. PureBass is an extended range woofer designed to complement our HSS, NeoPlanar technologies and other high performance satellite systems. Our HIDA technology employs proprietary techniques and components to produce variable intensity directional acoustical sound intended for use as a hailing device or supercharged megaphone or as a non-lethal weapon. Our strategy is to commercialize these technologies through licensing and product sales to customers, distributors and OEMs. We believe our HSS, NeoPlanar and PureBass technologies meet customer and OEM requirements. These technologies have been licensed to OEMs and are being transferred to production. We expect product sales and royalties to commence in fiscal 2003 from these technologies. We are also producing HSS and NeoPlanar systems for sale to customers, distributors and OEMs. We are in the early stage of sales and licensing of our sound technologies with many customers purchasing systems for evaluation and demonstration.

We incurred net losses of $8,220,132, $5,046,219 and $3,068,046 in the fiscal years ended September 30, 2002, 2001 and 2000 and a net loss of $3,585,951 for the six months ended March 31, 2003. We have substantial research and development and general administrative expenses, and our revenues from our audio technologies and portable consumer products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during the balance of fiscal 2003, and we anticipate that we will need to raise additional capital of approximately $2 million to continue operations at planned levels during the next twelve months. See "Liquidity and Capital Resources" below. As a result of our need for capital and our net losses to date, our independent auditors noted in their audit report on our financial statements for the fiscal year ended September 30, 2002 substantial doubt about our ability to continue as a going concern. We will need to generate additional revenue to achieve profitability and generate positive cash flow from operations in future periods.

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

Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. There can be no assurance our technologies will achieve market acceptance sufficient to sustain operations or achieve future profits. See "Business Risk" below.

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

The net loss available to common stockholders for the six months ended March 31, 2003 of $4,551,242 included $93,683 of accretion on the Series C, D and E Preferred Stock and also included $678,447 and $61,145 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $114,760 and $17,256 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively. The net loss available to common stockholders for the three months ended March 31, 2003 of $2,664,718 included $55,059 of accretion on the Series C, D and E Preferred Stock and also included $616,477 and $61,145 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $60,475 and $17,256 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively.

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

During the quarter ended March 31, 2003, we raised an additional $500,000 through the sale of an 8% Senior Secured Note. We previously issued $1,500,000 of such notes on September 30, 2002. In connection with our sale of Series E Preferred Stock, all of the outstanding senior notes were amended in February 2003:
     - to allow the holders of the senior notes to convert all or a portion of the principal balance of the senior notes into Series E Preferred Stock; and
     - to extend the due date of the unconverted balance of the senior notes from December 31, 2003 to December 31, 2004.

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

                                              Payments Due by Period

                                     Less than 1
Contractual Obligations                 Year        1-3 Year   4-5 Years   After 5 Years
-----------------------------------------------------------------------------------------
Capital leases                      $      9,110   $   28,497  $        -  $            -
Operating lease                           63,964            -           -               -
Employment agreements                    386,000      536,250           -               -
Convertible promissory notes
   due December 31, 2003             2,569,890(1)           -           -               -
Senior secured promissory notes
   due December 31, 2004                       -    1,159,726           -               -
-----------------------------------------------------------------------------------------
Total contractual cash obligations  $  3,028,964   $1,724,473  $        -  $            -
=========================================================================================

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

WE WILL NEED ADDITIONAL CAPITAL TO SUPPORT OUR OPERATIONS DURING THE NEXT TWELVE MONTHS. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.
Our current plans indicate we will need approximately $2.0 million in additional capital to support our planned level of operations for the next twelve months. Due to our need for additional capital and our net losses, our independent auditors have noted in their report on our financial statements a substantial doubt about our ability to continue as a going concern. A portion of these funds may be generated from operations from licensing and HSS product sales. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

- the extent to which we receive royalties from existing license agreements for our sound technologies;

- our success in entering into new licensing arrangements for our sound technologies;

- our success in producing and selling HSS and NeoPlanar products to customers;

-    our  progress  with  research  and  development;  and

-    the  costs  and  timing  of  obtaining  new  patent  rights.

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

WE HAVE SUBSTANTIAL DEBT WHICH ADVERSELY AFFECTS US.
We have a substantial amount of debt, including the following as of March 31, 2003:

-    $1.0 million in senior secured promissory notes due December 31, 2004.
- $2.025 million in convertible subordinated promissory notes due December 31, 2003.

The substantial amount of our indebtedness impacts us in a number of ways:

     - We have to dedicate a portion of cash flow from operations to interest payments on the senior secured promissory notes, which reduces funds available for other purposes.

     - We may not have sufficient funds to pay quarterly interest payments on the senior secured promissory notes, which could lead to a default.

     - The existing debt may make it difficult for us to obtain additional financing for working capital or other purposes.

     - If we default on the senior secured promissory notes, the holders could take control of all of our accounts receivable, equipment, goods, instruments and inventory.

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

WE DO NOT HAVE THE ABILITY TO PREDICT FUTURE OPERATING RESULTS. OUR QUARTERLY AND ANNUAL REVENUES WILL LIKELY BE SUBJECT TO FLUCTUATIONS CAUSED BY MANY FACTORS, ANY OF WHICH COULD RESULT IN OUR FAILURE TO ACHIEVE OUR REVENUE EXPECTATIONS.
Our historical revenues derived almost exclusively from portable consumer products, and we expect a majority of future revenues to be generated from our sound reproduction technologies. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:
     - our ability to develop and license our sound reproduction technologies or our ability to supply components to customers, distributors or OEMs;
     - market acceptance of and changes in demand for products of our licensees;
     - gains or losses of significant customers, distributors or strategic relationships;
     -    unpredictable volume and timing of customer orders;
     - the availability, pricing and timeliness of delivery of components for our products and OEM products;
     - fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
     - the timing of new technological advances, product announcements or introductions by us, by our licensees and by our competitors;
     - product obsolescence and the management of product transitions and inventory;
     - production delays by customers, distributors, OEMs or by us or our suppliers;
     -    seasonal fluctuations in sales;
     - the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;
     - general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and
     - general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

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

OUR EXPENSES MAY VARY FROM PERIOD TO PERIOD, WHICH COULD AFFECT QUARTERLY RESULTS AND OUR STOCK PRICE.
If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

     -    the timing and extent of our research and development efforts;
     -    the extent of marketing and sales efforts to promote our technologies;
          and
     -    the timing of personnel and consultant hiring.

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

Our common stock trades on the NASDAQ SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

     -    our anticipated or actual operating results;
     -    developments concerning our sound reproduction technologies;
     -    technological innovations or setbacks by us or our competitors;
     -    conditions in the consumer electronics market;
     -    announcements of merger or acquisition transactions; and
     -    other events or factors and general economic and market conditions.

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

(c) The following is a description of the equity securities sold by us during the second fiscal quarter ended March 31, 2003 that were not registered under the Securities Act:

During the quarter ended March 31, 2003, we sold in a private offering $3,432,500 of Series E Preferred Stock, par value $.00001, at $10.00 per share to a limited number of investors. In connection with the Series E financing, we amended our 8% Senior Secured Promissory Notes:

     - to allow the holders of the senior notes to convert all or a portion of the principal balance of the senior notes into Series E Preferred Stock; and
     - to extend the due date of the unconverted balance of the senior notes from December 31, 2003 to December 31, 2004.

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

The purchase price of the 343,250 shares of Series E Preferred Stock, increased by $0.60 per share per year, may be converted at the election of a Series E Preferred shareholder one or more times into fully paid and non-assessable shares of common stock at a conversion price of $3.25. If after September 30, 2003, 90% of the volume weighted average price of our common stock for the five trading days prior to conversion (the "Discount Market Price") is less than $3.25, the conversion price will be reduced to the Discount Market Price; provided, however, that the conversion price cannot be below $2.00 per share. We may call the Series E Preferred Stock for conversion if the market price of

\
our common stock exceeds $9.50 per shares for ten consecutive trading days and certain conditions are met. The Series E Preferred Stock will be subject to mandatory conversion on December 31, 2006.

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

                               AMERICAN TECHNOLOGY CORPORATION

Date:  August 15, 2003         By: /s/ RENEE  WARDEN
                                   --------------------------
                                   Renee Warden, Chief Accounting
                                   Officer, Treasurer and Corporate Secretary
                                   (Principal Financial and
                                   Accounting Officer and duly
                                   authorized to sign on behalf
                                   of the Registrant)

                                 CERTIFICATIONS

I, James M. Irish, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of American Technology Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: August 15, 2003


     /s/ JAMES M. IRISH


     James M. Irish,
     Chief Executive Officer (Principal Executive Officer)

I, Renee Warden, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A of American Technology Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: August 15, 2003

     /s/ RENEE WARDEN


     Renee Warden,
     Chief Accounting Officer,
     Treasurer and Corporate Secretary (Principal Financial Officer)