Form 10-Q/A
period 2003-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-10-02
CIK 924383

================================================================================

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

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                 to           .
                                                 ----------------   ----------

Commission File Number: 0-24248

                         AMERICAN TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                87-03261799
                --------                                -----------
     (State or other jurisdiction of             (I.R.S. Empl. Ident. No.)
      incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                92128
------------------------------------------------------                -----
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
            (Class)                                     (Number of Shares)

                                Explanatory Note:

This quarterly report on Form 10-Q/A is being filed to reflect the restatement of the Registrant's financial results for the three and nine month periods ended June 30, 2003 (the "Restatement"). The Restatement primarily reflects an accrual for an agreement in principle dated August 11, 2003 to settle litigation between the Company and Horizon Sports Technologies, Inc. d/b/a HST. Based on SFAS No. 5 and EITF D-86, the Company has determined that because the liability was incurred at June 30, 2003, and because prior to the issuance of the financial statements for the quarter ended June 30, 2003 the Company entered into the agreement in principle to settle the litigation, the Company should have accrued an estimate of the liability as of June 30, 2003. Accordingly, the Company has accrued $950,000 at June 30, 2003 as an estimate of the liability associated with the litigation brought by HST.

As a result of the Restatement, the net loss available to common stockholders increased from $2,061,097 and $6,612,339 for the three and nine months ended June 30, 2003, respectively, to $3,011,097 and $7,562,339, respectively. The loss per share of common stock increased from $0.13 and $0.44 for the three and nine months ended June 30, 2003, respectively, to $0.19 and $0.51. Current liabilities increased from $1,167,749 as of June 30, 2003 to $2,117,749. Further information concerning the settlement agreement with HST is provided in Note 10 to the Financial Statements included herewith.

Except for (i) the Restatement and changes to Management's Discussion and Analysis reflecting the Restatement, (ii) additional disclosure added to Note 10 to the Financial Statements concerning certain legal matters disclosed in Part II, Item 1 of the original filing, (iii) certain updates concerning those legal matters; and (iv) updates to the disclosure in Part I, Item 4 concerning disclosure controls and procedures, this report does not attempt to update the information included herein beyond the original filing date.

                         AMERICAN TECHNOLOGY CORPORATION
                                      INDEX

                                                                               Page
PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements:
                  Balance Sheets as of June 30, 2003 (unaudited)
                    and September 30, 2002                                        3
                  Statements of Operations for the three and nine months ended
                    June 30, 2003 and 2002 (unaudited)                            4
                  Statements of Cash Flows for the nine months ended
                    June 30, 2003 and 2002 (unaudited)                            5
                  Notes to Interim Financial Statements                           6
         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    15
Item 3. Quantitative and Qualitative Disclosures about Market Risk               25
         Item 4. Controls and Procedures                                         25

PART II. OTHER INFORMATION                                                       25
         Item 1. Legal Proceedings                                               25
         Item 2. Changes in Securities and Use of Proceeds                       26
         Item 3. Defaults upon Senior Securities                                 26
         Item 4. Submission of Matters to a Vote of Security Holders             26
         Item 5. Other Information                                               27
         Item 6. Exhibits and Reports on Form 8-K                                27
SIGNATURES                                                                       28

                         American Technology Corporation

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                               Restated
                                                                                June 30,      September 30,
                                                                                 2003              2002
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                       $  1,109,293      $  1,807,720
  Trade accounts receivable, less allowance of
     $19,451 and $20,191 for doubtful accounts                                     15,613           111,486
  Inventories                                                                     356,324           136,881
  Prepaid expenses and other                                                       35,236            20,130
-----------------------------------------------------------------------------------------------------------
Total current assets                                                            1,516,466         2,076,217
Equipment, net                                                                    131,987           363,448
Patents, net of accumulated amortization of $199,397 and $141,314               1,007,027         1,034,333
Purchased technology, net of accumulated amortization of $1,262,500
  and $946,864                                                                         --           315,636
-----------------------------------------------------------------------------------------------------------
Total assets                                                                 $  2,655,480      $  3,789,634
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Accounts payable                                                            $    283,498      $    733,531
 Accrued liabilities:
   Accrued expense                                                                950,000                --
   Payroll and related                                                            151,165           202,432
   Deferred revenue                                                               274,170           276,667
   Warranty and other                                                             112,301            59,632
   Interest on notes                                                               19,497           240,279
Capital lease short-term portion                                                    8,963             8,963
8% Senior Secured Promissory Notes                                                318,155                --
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                       2,117,749         1,521,504
Long-Term Liabilities:
12% Convertible Promissory Notes net of $0 and $345,000 debt discount                  --         1,380,000
Related party 12% Convertible Promissory Notes,
   net of $0 and $60,000 debt discount                                                 --           240,000
8% Senior Secured Promissory Notes                                                     --         1,500,000
Capital lease long-term portion                                                    25,760            33,012
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                               2,143,509         4,674,516
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' Equity
  Series C Preferred stock 300,000 shares designated: 0 and 10,000 issued and outstanding respectively. Liquidation preference
    of $0 and $230,510, respectively                                                   --                --
  Series D Preferred stock 235,400 shares designated: 55,000 and 235,400 issued and outstanding, respectively. Liquidation preference
   of $588,244 and $2,412,046, respectively                                             1                 2
  Series E Preferred stock 350,000 shares designated: 338,250 and 0 issued and outstanding, respectively. Liquidation preference
    of $3,450,169 and $0, respectively                                                  3                --
 Common stock, $0.00001 par value; 50,000,000 shares authorized
   16,796,614 and 14,351,476 shares issued and outstanding                            168               144
  Additional paid-in capital                                                   34,620,446        27,255,016
  Accumulated deficit                                                         (34,108,647)      (28,140,044)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        511,971          (884,882)
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $  2,655,480      $  3,789,634
-----------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                         American Technology Corporation
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the three months ended        For the nine months ended
                                                                        June 30,                          June 30,
                                                              Restated                           Restated
                                                               2003              2002              2003              2002
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                            $    274,718      $    165,365      $    808,296      $    489,475
  Related party sales                                                --            32,323                --            32,323
  Contract and license                                           38,894            38,003           166,557           169,947
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                  313,612           235,691           974,853           691,745
Cost of revenues                                                186,101           158,998           858,520           397,843
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    127,511            76,693           116,333           293,902
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                         1,728,296           760,967         3,393,605         1,864,087
  Research and development                                      714,376         1,002,980         2,023,095         2,883,977
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      2,442,672         1,763,947         5,416,700         4,748,064
-----------------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (2,315,161)       (1,687,254)       (5,300,367)       (4,454,162)
-----------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                                 1,348               772             5,000            13,328
  Interest expense                                              (68,039)         (465,584)         (670,769)       (1,395,058)
  Other                                                            (800)               --            (2,467)             (800)
-----------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                    (67,491)         (464,812)         (668,236)       (1,382,530)
-----------------------------------------------------------------------------------------------------------------------------

Net loss                                                   $ (2,382,652)     $ (2,152,066)     $ (5,968,603)     $ (5,836,692)
-----------------------------------------------------------------------------------------------------------------------------
Imputed dividends on convertible preferred stock                628,445           101,198         1,593,736           124,113
Net loss available to common stockholders                  $ (3,011,097)     $ (2,253,264)     $ (7,562,339)     $ (5,960,805)
-----------------------------------------------------------------------------------------------------------------------------
Net loss per share of common stock - basic and diluted     $      (0.19)     $      (0.16)     $      (0.51)     $      (0.42)
-----------------------------------------------------------------------------------------------------------------------------
Average weighted number of common shares outstanding         15,447,015        14,291,087        14,902,786        14,147,027
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                         American Technology Corporation

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the nine months ended
                                                                                    June 30,
                                                                           Restated
                                                                              2003             2002
-------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
Operating Activities:
Net loss                                                                   $(5,968,603)     $(5,836,692)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation and amortization                                               497,880          545,292
   Allowance for doubtful accounts                                              (1,140)              --
   Warranty reserves                                                            63,568               --
   Common stock issued for services and compensation                           410,816          106,469
   Write-down on patents                                                        40,321               --
   Options and warrants granted for services                                   179,995          272,539
    Settlement on litigation                                                   950,000               --
   Amortization of debt discount                                               405,000        1,215,000
Changes in assets and liabilities:
     Trade accounts receivable                                                  97,013          (15,954)
     Inventories                                                              (219,443)          (4,591)
     Prepaid expenses and other                                                (15,106)          38,900
     Accounts payable                                                         (333,033)         166,575
     Accrued liabilities                                                       124,587          195,883
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       (3,768,145)      (3,316,579)
-------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of equipment                                                           (9,700)         (31,647)
Patent costs paid                                                              (71,098)        (146,824)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (80,798)        (178,471)
-------------------------------------------------------------------------------------------------------
Financing Activities:
Payments on capital lease                                                       (7,252)              --
Proceeds from senior secured promissory notes                                  500,000               --
Proceeds from issuance of convertible promissory notes                              --        1,225,000
Proceeds from the issuance of preferred stock                                2,432,500        2,354,000
Cash paid for offering costs                                                  (176,222)         (78,750)
Proceeds from exercise of warrants                                              24,375               --
Proceeds from exercise of stock options                                        377,115               --
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    3,150,516        3,500,250
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               (698,427)           5,200
Cash, beginning of year                                                      1,807,720        1,354,072
-------------------------------------------------------------------------------------------------------
Cash, end of year                                                          $ 1,109,293      $ 1,359,272
-------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash information:
     Cash paid during the period for:
     Interest                                                              $    72,521      $        --
Supplemental disclosure of noncash investing and financing activities:
 Increase in additional paid in capital for the beneficial conversion
    feature of convertible debt                                            $        --      $   600,250
 Issuance of stock warrants in connection with convertible debt            $        --      $   624,750
 Common stock issued on conversion of Series B preferred stock             $        --      $ 2,102,412
 Common stock issued on conversion of Series C preferred stock             $   236,494      $        --
 Common stock issued on conversion of Series D preferred stock             $ 1,881,910      $        --
 Common stock issued on conversion of Series E preferred stock             $    50,992      $        --
 Common stock issued on repayment of 8% promissory note                    $   681,845      $        --
 Sale of equipment for accounts payable                                    $   117,000      $        --
 Senior Notes converted to Series E Preferred Stock                        $ 1,000,000      $        --
 Subordinated Notes and accrued interest paid in common stock              $ 2,435,032      $        --



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

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                                              Three months ended                Nine months ended
                                                                   June 30,                           June 30,
                                                           2003              2002              2003              2002
------------------------------------------------------------------------------------------------------------------------
Net Loss                                               $(2,382,652)      $(2,152,066)      $(5,968,603)      $(5,836,692)
Series D Preferred Stock imputed deemed dividends
  based on discount at issuance                            (47,223)          (40,385)         (725,670)          (40,385)
Imputed deemed dividends on warrants issued with
  Series D Preferred Stock                                (100,350)          (35,377)         (215,111)          (35,377)
Series E Preferred Stock imputed deemed dividends
  based on discount at issuance                           (209,452)               --          (270,597)               --
Imputed deemed dividends on warrants issued with
  Series E Preferred Stock                                (209,695)               --          (226,951)               --
Accretion on Series C, D and E Preferred
 Stock at stated rate                                      (61,725)          (25,436)         (155,407)          (48,351)
------------------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders              $(3,011,097)      $(2,253,264)      $(7,562,339)      $(5,960,805)
------------------------------------------------------------------------------------------------------------------------


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

5. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

                                      June 30, 2003       September 30, 2002
-----------------------------------------------------------------------------
Finished goods                           $188,242              $78,361
Raw materials                             188,082               78,520
Reserve for obsolete inventory            (20,000)             (20,000)
-----------------------------------------------------------------------------
                                         $356,324             $136,881
-----------------------------------------------------------------------------

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

Changes in the warranty reserves during the nine months ended June 30, 2003 were as follows:

------------------------------------------------------------------------------
Balance at October 1, 2002                                     $ 6,313
Accruals for warranty during the nine months
   ended June 30, 2003                                          63,568
------------------------------------------------------------------------------
Balance at June 30, 2003                                       $69,881
------------------------------------------------------------------------------

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

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


8. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES

8% Senior Secured Promissory Notes
----------------------------------
On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes ("Senior Notes") for cash proceeds of $1,500,000. The Senior Notes bear interest at a rate of eight percent (8%) per annum on the principal outstanding until the earlier to occur of (i) December 31, 2003 or
(ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the "Maturity Date"). Interest is payable on a quarterly basis with the first payment due January 2, 2003. The Senior Notes are secured by accounts receivable, certain equipment and inventory. The Senior Notes are convertible at the option of the Company. In January 2003, the Company received an additional $500,000 in cash proceeds from the issuance of a Senior Note to one accredited investor. The terms of this note are the same as the 8% Senior Secured Notes discussed above. In connection with the Series E Financing, the Company amended its Senior Notes (i) to allow the holders of the Notes to convert all or a portion of the principal balance of the Senior Notes into Series E Preferred Stock and (ii) to extend the due date of the unconverted balance of the Senior Notes from December 31, 2003 to December 31, 2004. On February 28, 2003, an aggregate of $1,000,000 of Senior Note principal was converted into Series E Preferred. All accrued but unpaid interest on the converted principal balances plus a redemption premium of $13,333, equal to two months interest on the converted principal balances, was paid in cash on the day of conversion. On June 27, 2003, $681,845 of Senior Note principal was applied to the exercise of 259,500 warrants leaving a remaining note balance of $318,155 at June 30, 2003. Subsequent to June 30, 2003 the remaining balance of $318,155 plus interest was redeemed for cash pursuant to the redemption terms of the Senior Notes.

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

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


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

The cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount is recorded as a deemed

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

dividend. The resultant combined discount to the preferred stock is accreted as an deemed dividend over the conversion period of the preferred stock. The following is a summary of the components of the discount recorded upon issuance of the preferred stock and warrants:

                                                                                            Components of
                                                                                           Deemed Dividend
                                                                              -------------------------------------------
                  Preferred                      Number of
   Issuance         Stock         Purchase       Preferred     Number of        Beneficial
     Date          Series          Price          Shares        Warrants        Conversion     Warrants       Total
----------------------------------------------------------------------------  -------------------------------------------
May 2002          Series D      $    2,354,000      235,400       517,880       $    994,310   $ 871,000    $  1,865,310
March 2003        Series E      $    3,432,500      343,250       514,875       $  2,677,000   $ 755,500    $  3,432,500


The following table summarizes information about the Series D Preferred Stock and deemed dividend activity during the nine months ended June 30, 2003:

                                                                                           Series D
                                                                     -----------------------------------------------
                                                                                          Preferred
                                                                       Deemed               Shares         Warrants
                                                                      Dividend            Outstanding    Outstanding
--------------------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion May 2002      $ 1,865,310           235,400           517,880
Accretion of deemed dividend                                            (195,936)               --                --
--------------------------------------------------------------------------------------------------------------------
Balance as of  September 30, 2002                                      1,669,374           235,400           517,880
Deemed dividend accreted on preferred stock converted                   (681,420)         (180,400)               --
Deemed dividend accreted on warrants exercised                           (39,822)               --           (22,000)
Additional deemed dividend for Series D warrant repricing                158,519                --                --
Accretion of deemed dividend                                            (219,539)               --                --
--------------------------------------------------------------------------------------------------------------------
Balance as of  June 30, 2003                                         $   887,112            55,000           495,880
--------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the Series E Preferred Stock and deemed dividend activity during the nine months ended June 30, 2003:

                                                                                             Series E
                                                                          -----------------------------------------------
                                                                                              Preferred
                                                                             Deemed             Shares         Warrants
                                                                            Dividend          Outstanding    Outstanding
-------------------------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion March, 2003        $ 3,432,500           343,250           514,875
Deemed dividend accreted on preferred stock converted                         (38,995)           (5,000)               --
Deemed dividend accreted on warrants exercised                               (176,082)               --          (120,000)
Accretion of deemed dividend                                                 (282,472)               --                --
-------------------------------------------------------------------------------------------------------------------------
Deemed dividend for warrants and beneficial conversion June 30, 2003      $ 2,934,951           338,250           394,875
-------------------------------------------------------------------------------------------------------------------------

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2003:

                                                                                                       Additional
                                                Preferred Stock                Common Stock              Paid-In     Accumulated
                                              Shares       Amount           Shares        Amount         Capital        Deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance as of October 1, 2002                245,400    $          2      14,351,476   $        144   $ 27,255,016    $(28,140,044)
Stock issued upon exercise of
  stock options                                   --              --         110,625              1        377,115              --
Stock issued upon exercise of
  Warrants                                        --              --         267,000              3        706,219              --
Stock issued for services                         --              --         109,844              1        410,815              --
Stock issued on conversion of
  Series E Preferred Stock                    (5,000)             --          15,679             --             --              --
Stock issued on conversion of
  Series D Preferred Stock                  (180,400)             (1)        683,344              7             (6)             --
Stock issued on conversion of Series
  C Preferred Stock                          (10,000)             --          41,130             --             --              --
Stock issued on conversion of Notes               --              --       1,217,516             12      2,435,020              --
Issuance of Series E Preferred Stock,
  net of offering costs of $176,222          343,250               3              --             --      3,256,272              --
Issuance of options and warrants
  for services                                    --              --              --             --        179,995              --
Net loss                                          --              --              --             --             --      (5,968,603)
----------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003                  393,250    $          4      16,796,614   $        168   $ 34,620,446    $(34,108,647)
==================================================================================================================================

The following table summarizes information about stock option activity during the nine months ended June 30, 2003:

                                              Number of        Weighted Average
                                               Options          exercise price
-------------------------------------------------------------------------------
Outstanding October 1, 2002                   1,459,175             $3.97
     Canceled/expired                          (97,650)             $4.19
     Exercised                                (110,625)             $3.41
     Granted                                    784,000             $3.35
-------------------------------------------------------------------------------
Outstanding June 30, 2003                     2,034,900             $2.80
-------------------------------------------------------------------------------
Exercisable at June 30, 2003                  1,367,722             $3.48
-------------------------------------------------------------------------------

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

The following table summarizes information about warrant activity during the nine months ended June 30, 2003:

                                                                    Weighted
                                                                     Average
                                               Number of            Exercise
                                                Warrants              Price
------------------------------------------------------------------------------
Outstanding October 1, 2002                    2,105,380         $     4.85
  Canceled/expired                              (350,000)             11.71
  Exercised                                     (267,000)              2.65
  Granted                                        564,875               3.28
------------------------------------------------------------------------------
Outstanding June 30, 2003                      2,053,255         $     3.16
------------------------------------------------------------------------------

At June 30, 2003, the Company had the following warrants outstanding arising from offerings and other transactions, each exercisable into one common share:

       Number                 Exercise Price              Expiration Date
----------------------------------------------------------------------------
       50,000                         $10.00              January 5, 2004
       75,000                         $11.00               March 31, 2005
      887,500                          $2.00           September 30, 2006
      495,880                          $3.01               March 31, 2007
      100,000                          $4.25           September 30, 2007
      394,875                          $3.25            December 31, 2007
       50,000                          $3.63                April 8, 2008
----------------------------------------------------------------------------
    2,053,255                          $3.16
----------------------------------------------------------------------------

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

                                                          For the three months ended     For the nine months ended
                                                                   June 30,                        June 30,
                                                             2003            2002             2003           2002
----------------------------------------------------------------------------------------------------------------------
Net loss available to common shareholders
   Net loss as reported                                 $(3,011,097)     $(2,253,264)     $(7,562,339)     $(5,960,806)
Deduct:
Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effects                       342,040          414,310          722,267          711,746
----------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                      $(3,353,137)     $(2,667,574)     $(8,284,606)     $(6,672,552)
----------------------------------------------------------------------------------------------------------------------
Net loss per common share
   As reported                                          $     (0.19)     $     (0.16)     $     (0.51)     $     (0.42)
----------------------------------------------------------------------------------------------------------------------
   Pro forma                                            $     (0.22)     $     (0.19)     $     (0.56)     $     (0.47)
----------------------------------------------------------------------------------------------------------------------

10. LEGAL PROCEEDINGS

On May 27, 2003, Horizon Sports Technologies, Inc. d/b/a HST filed a complaint in the Superior Court of California, County of San Diego, alleging breach of contract and fraud in connection with the various agreements between the Company and HST. HST sought damages of approximately $811,000, plus other unspecified damages. The Company answered the complaint with a general denial on June 26, 2003. The Company and HST reached an agreement in principle to settle the litigation on August 11, 2003,. The Company has accrued at June 30, 2003 $950,000 as an estimate of the liability associated with such settlement.

                         AMERICAN TECHNOLOGY CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


11. INCOME TAXES

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

12. SUBSEQUENT EVENTS

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

The net loss of $5,968,603 for the nine months ended June 30, 2003 included $405,000 of debt amortization expense, $590,811 of expenses paid with common stock and options and $601,769 of depreciation, amortization and other reserves and write downs. We have substantial research and development and selling, general and administrative expenses, and our revenues from our sound technologies have not yet been sufficient to offset these costs. We also invest significant funds in patent applications. We expect to incur additional operating losses during the balance of fiscal 2003 but we expect a reduction in our non-cash expense outlays. See "Liquidity and Capital Resources" below.

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

Selling, general and administrative expenses for the nine months ended June 30, 2003 and 2002 were $3,393,605 and $1,864,087, respectively. The $1,529,518 increase resulted from an accrual of $950,000 in the 2003 period for estimated liability related to the HST litigation described under the heading "Legal Proceedings" below, an increase in legal costs and fees of $257,111, an increase in professional services of $61,508, an increase in personnel and related costs of $221,604 and an increase of $39,505 for accounting and shareholder costs. The increase in personnel costs included five new hires. Selling, general and administrative expense for the three month period ending June 30, 2003 increased by $967,329 from the comparable prior year period. This increase is the result of the $950,000 accrual for estimated liability related to the HST litigation. We may expend additional resources on marketing our sound technologies in future quarters, which may increase selling, general and administrative expenses in future periods.

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

We experienced a loss from operations of $5,300,367 during the nine months ended June 30, 2003, compared to a loss from operations of $4,454,162 for the comparable nine months ended June 30, 2002. The $846,205 increase is primarily due to the increase in selling, general and administrative expenses accompanied with a decrease in our gross profit on product sales reflecting production start up costs offset by a decrease in research and development costs.

Interest expense of $670,769 for the nine months ended June 30, 2003 included $405,000 of noncash amortization of debt discount, $169,753 of accrued interest on convertible subordinated promissory notes and $91,802 of paid interest on senior secured promissory notes.

The net loss available to common stockholders for the nine months ended June 30, 2003 of $7,562,339 included $155,407 of accretion on the Series C, D and E Preferred Stock and also included $725,670 and $270,597 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $215,111 and $226,951 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively. The net loss available to common stockholders for the three months ended June 30, 2003 of $3,011,097 included $61,725 of accretion on the Series C, D and E Preferred Stock also included $47,223 and $209,452 on Series D and Series E Preferred Stock imputed deemed dividends based on discount at issuance, respectively, and $100,350 and $209,695 on imputed deemed dividends on warrants issued in connection with the Series D and Series E Preferred Stock, respectively

The net loss available to common stockholders for the nine months ended June 30, 2002 of $5,960,805 included $40,385 on Series D imputed deemed dividends based on discount at issuance, $35,377 on imputed deemed dividends on warrants issued in connection with the Series D Preferred Stock and $48,351 of accretion on the Series C and D Preferred Stock. The net loss available to common stockholders for the three months ended June 30, 2002 of $2,253,264 included $25,436 of accretion on the Series C and D Preferred Stock.

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

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our negative cash flow from operating activities was $3,768,145 for the nine months ended June 30, 2003. As of June 30, 2003, the net loss of $5,968,603 included certain expenses not requiring the use of cash totaling $2,546,440. In addition, cash was used in operating activities through an increase of $219,443 in inventories, an increase of $15,106 in prepaid expenses and other and a decrease of $333,033 in accounts payable. Cash provided by operating activities included a $97,013 decrease in accounts receivable and a $124,587 increase in accrued liabilities.

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

At June 30, 2003, we had a working capital deficit of $601,283 compared to working capital of $554,713 at September 30, 2002.

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

                             Payments Due by Period

                                    Less than 1
Contractual Obligations                    Year           1-3 Year         4-5 Years         After 5 Years
-------------------------------------------------------------------------------------------------------------
Capital leases                           $8,963            $25,760                $-                 $-
Operating lease                          15,991                  -                 -                  -
Employment agreements                   470,000            550,000                 -                  -
Senior secured promissory notes
   due December 31, 2004               338,698(1)                -                 -                  -
-------------------------------------------------------------------------------------------------------------
Total contractual cash obligations     $833,652           $575,760                $-                 $-
-------------------------------------------------------------------------------------------------------------

1.   Subsequent to June 30, 2003, we redeemed these notes for cash.
2. Table excludes cash obligations related to the Legal Settlement discussed in Note 10.

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

         We have incurred significant operating losses and anticipate continued losses in fiscal 2003. At June 30, 2003, we had an accumulated deficit of $34,108,647. Due to our net losses and our prior need for additional capital to sustain operations, our independent auditors noted in their November 19, 2002 report on our financial statements for the fiscal year ended September 30, 2002 a substantial doubt about our ability to continue as a going concern. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

Item 4. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
         1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, and in connection with the Restatement described in the Explanatory Note to this report, the principal executive officer and the principal financial officer have concluded that the manner in which information brought to the attention of senior management is evaluated for proper recording in the financial statements should be improved, and the principal executive officer and the principal financial officer intend to develop new disclosure controls and procedures toward this end. The principal executive officer and the principal financial officer will continue to evaluate the effectiveness of its disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

         (b) Changes in internal controls. There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation described above which occurred during the period covered by this report which have affected or are reasonably likely to affect our internal controls over financial reporting

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2003, Horizon Sports Technologies, Inc. d/b/a HST filed a complaint in the Superior Court of California, County of San Diego, alleging breach of contract and fraud in connection with the various agreements between us and HST. HST sought damages of approximately $811,000, plus other unspecified damages. We answered the complaint with a general denial on June 26, 2003. We and HST reached an agreement in principle to settle the litigation on August 11, 2003. Accordingly, the Company has accrued $950,000 at June 30, 2003 as an estimate of the liability associated with the litigation brought by HST.

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


Our stockholders also voted to ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ended September 30, 2003. The results of the voting on this proposal were:

                  Affirmative Votes      Negative Votes        Votes Withheld
                  -----------------------------------------------------------
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

                  32       Certification of Chairman and Chief Financial Officer
                           as   required   pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2003. *

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

                                            AMERICAN TECHNOLOGY CORPORATION

Date:  October 1, 2003                      By: /s/ RENEE' WARDEN
                                                ---------------------
                                                Renee' Warden, Chief Accounting
                                                Officer, Treasurer and Corporate
                                                Secretary (Principal Financial
                                                and Accounting Officer and duly
                                                authorized to sign on behalf
                                                of the Registrant)