Form 10-K
period 2003-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2003-12-29
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0361799 (I.R.S. Employer Identification Number)

13114 Evening Creek Drive South, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ SmallCap Market on March 31, 2003) was $41,118,484.*

The number of shares of Common Stock, $.00001 par value, outstanding on December 23, 2003, was 19,439,157.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrants 2004 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrants fiscal year ended September 30, 2003.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2003. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

PART I

Forward Looking Statements

This Report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Item 1. Business

Overview

American Technology Corporation is an innovator of proprietary sound reproduction technologies and products. Our HyperSonic Sound (HSS) technology is a new method of sound reproduction that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound’s unique features are useful in new sound applications. We have 19 issued and 19 pending U.S. patents in the field of parametric or non-linear acoustics. We believe we are the leader in developing and commercializing parametric loudspeakers.

We have made strategic investments to develop additional sound reproduction technologies.

•

Our Long Range Acoustic Device (LRAD) technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems.

•	Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound systems and public address.
•

Our PureBass extended range woofer employs unique cabinet construction, novel vent configurations and multiple acoustic filters to minimize distortion and provide high output. It provides a high frequency interface with our NeoPlanar panels and other upper range satellite speaker systems.

In recent years our focus has been on developing our sound technologies. The strength of our organization has been a creative advanced development team innovating new sound technology targeted at high-growth markets. In order to capitalize on our technology, achieve success in the future and meet our customers’ needs we have begun to make significant changes in our organization, management processes, and business relationships.

•	Organization:
•	Since the beginning of fiscal 2003, 70% of our senior management team has changed. We now have a management team with significant experience in successfully bringing products to market.
•

We have formed separate Engineering and Advanced Development Departments. The Advanced Development Department will continue to foster creative innovation. The Engineering Department will focus on bringing reliable products to market.

•	We have reorganized the sales and marketing of our products by the end-user markets they serve. We now have a Business Products and Licensing Group and a Government and Force Protection Systems Group.
•	Management Process:
•

We are implementing a phase gate development process. This process provides executive review of each project at key phases within the development cycle. The goal is to ensure development of products which meet our cost, reliability and business goals.

•

We have instituted a rigorous engineering verification, design verification and product life testing process. The purpose of this process is to ensure that our products are reliable and meet customer requirements.

•	Business Relationships:
•	Our strategy is focused on establishing relationships with established national or global partners for sales, manufacturing and distribution to accelerate the worldwide adoption of our products.
•	Relationships are being chosen and structured carefully for complimentary fit with our strategy and achievement of desired objectives.

Our Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass speakers to companies which employ audio in consumer, commercial and professional applications. These companies include traditional OEMs (original equipment manufacturers) providing sound systems for home, vehicle, computer and commercial applications. Our Business Group also targets organizations engaged in digital signage, point-of-purchase advertising, entertainment and messaging. We believe that HSS with its ability to focus the message and reduce sound clutter of multiple systems is an ideal solution for these companies.

Our Government and Force Protection Systems Group (Government Group) markets LRAD, HSS and NeoPlanar products to government and military customers and to the expanding force protection market. We also engineer custom sound solutions for these customers. Based on initial market response for long range hailing and warning, emergency response, and engineered acoustic solutions, we expect significant revenue growth for this division in fiscal 2004.

We believe there is significant growth opportunity for our technologies and products in new sound applications not currently served by conventional sound devices and as an alternative to conventional loudspeakers. We have only recently begun manufacturing and marketing products based on our technologies. During fiscal 2003 we incurred significant costs and encountered manufacturing and distribution difficulties during the initial startup of HSS production and sales. We are improving manufacturability  and distribution of HSS products, and we expect to launch a new generation of HSS systems in fiscal 2004.

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

Our Technology and Products

HyperSonic Sound

We believe we have pioneered a new paradigm in sound production based on well-known principles of physics. The common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based design, are direct radiating – fundamentally a piston action directly pumping air molecules into motion to create audible sound waves we hear. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly. We believe we are the first company to employ the “non-linearity” of air into a commercial sound product.

HyperSonic Sound employs ultrasonic frequencies to carry content (e.g. music, voice) into the air. Proprietary ultrasonic emitters (transducers which convert electrical energy to high frequency acoustical energy) produce these ultrasonic frequencies beyond the range of hearing. We have developed the ability to use such devices (in lieu of loudspeakers) to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within and throughout an invisible beam. Sound does not appear on the surface of the ultrasonic emitter (a significant departure from a direct radiating loudspeaker). If the beam is directed towards a wall, the sound first emanates from the surface of the wall, and if the beam is directed to a person, the sound emanates at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound also does not dissipate at the same rate over distance as it does with traditional speakers. This unique feature provides greater sound volume at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at distances up to hundreds of feet.

With the rapid growth of alternative advertising such as digital signage, point-of-purchase and in-store TV networks, there is a trend towards sound clutter and even pollution. In-store display advertising tend to irritate customers if too intrusive and annoy workers due to the repetition. We have tested our sound with plasma displays to achieve focused controlled sound such that only those customers interested in the promotion are tuned in and nearby clerks do not hear the message. We believe this ability to locate sound will be a driving feature of HSS systems. We believe our HSS technology offers a number of advantages:

•	The ability to create an invisible beam to place sound only where you want it
•	Elimination of the need for a speaker enclosure
•	Reduction of the effect of room acoustics on sound quality
•	Ability to manipulate or selectively position or diffuse the source of sound
•	Ability to deliver a beam of sound over longer distances than conventional speakers
•	Ability to penetrate other competing sounds
•	Elimination of feedback from live microphones

The ability to focus sound like a light beam offers a number of new sound applications. Examples of some of the directed sound applications being developed by us and prospective OEMs include:

•	Plasma screens for focused in-store advertising or promotion
•	Home theater to beam selected channels of audio to desired points within the listening environment
•	Laser megaphone to “beam” a sound to a single point hundreds of feet away
•	Drive-thru ordering communication to limit “noise pollution” to the surrounding environment
•	Tradeshow exhibits to directly communicate to customers at a kiosk or display
•	Individual audio stories in front of exhibits or points of interest
•	Focused paging systems
•	Pin-point audio conferencing
•	Focused noise cancellation

We expect additional HSS applications to become evident, as our products become more widely known. We believe HSS will ultimately have application in much broader consumer, home, vehicle, commercial and industrial applications.

We are currently producing in low volume HSS sound reproduction systems consisting of custom electronics and our proprietary emitters. The electronics package is capable of taking a variety of traditional sound input sources (microphone, tape, compact disc, digital and others) and processing the sound for playback through our thin HSS emitters. We have been and in fiscal 2004 expect to continue to be limited in our ability to produce greater quantities of HSS systems due to lead times for component parts, manufacturing setup time for higher capacity and plans to change models.

The following table summarizes HSS product evolution and product plans for fiscal 2004:

Product	Introduction Date	Description	Key Features
Generation I R220A	May 2002	Four 5 inch by 5 inch emitters in a 11x11x3.5 inch system	Supports input from various sources such as microphone, tape, compact disc and digital.
Generation II S220A	August 2003	Same size as Generation I	Free form emitter design eliminated vacuum space behind the emitter film. Updated electronics improved sound quality.
Generation III	Targeted for Mid-2004	Small electronics package. One input source can support multiple emitters of various sizes.	Emitter device separate from sound input for more custom installations. New electronics to add functionality and improve sound quality.

We continue to develop improved electronics and emitters and expect to introduce new HSS systems in fiscal 2004. We are also working with OEMs interested in custom modifications of HSS products as the solution for specific application needs. We currently have prototype systems employing emitters up to 196 square inches. We seek to continue to improve our electronics processing to minimize distortion, improve output, reduce electronic packaging size and trim production costs.

Long Range Acoustic Device

Our Long Range Acoustic Device (LRAD) technology employs proprietary techniques to produce variable intensity directional acoustical sound intended for use primarily in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD is employed as a long-range hailing and warning system with minimal distraction to others not in the directed beam. LRAD technology-based devices have been successfully demonstrated and sold to various military, government and commercial parties.

One version of this technology, High Intensity Directional Acoustics (HIDA), has potential application as a scaleable nonlethal weapon with significantly increased output for specialized military and government applications. HIDA is in the concept state of development.

LRAD was developed in parallel with the release of Naval Vessel Protection Zone requirements to enforce a 500 yard exclusion zone and 100 yard protection zone around U.S. Navy warships both in the U.S. and foreign ports and restricted waters. LRAD provides the critical long range communication and intense but not harmful warning layer to determine intent by warning away friendlies, classify noncompliants as hostile, and support lethal rules of engagement. LRAD’s features include:

•	Very high source level acoustic transmissions with a series of phase coherent transducers
•	Sound pressure levels in excess of 143 dB (decibels) during continuous operation at a distance of 2 meters during continuous operation with instantaneous peaks at 151 dB
•

Limits to 120 dB at 2 meters in normal operation, with a battle override key to allow maximum power to achieve longer hailing and warning distances for certain applications and ambient noise conditions

•	A beam center of 16 degrees either side of center line
•	Effective hailing distances in excess of 500 yards, warning distances in excess of 750 yards
•	Both voice and warning tones for determining intent for multiple applications
•	Low power (400 watts) easily powered by 12/24 volt invertors
•	Allows for input flexibility from networks, individual microphones, and audio output hand held and wearable computers
•	Easily transportable or vehicle mounted, 33” diameter x 4” thickness, lightweight at 40 lbs.
•	Very powerful, safe when used properly, and highly directional at distance

We also have other customized LRAD applications under development to meet specific customer requirements each with broad government and commercial applications.

NeoPlanar Speakers

Our NeoPlanar technology is a thin film planar magnetic type speaker that uses novel films, magnetic materials and a manufacturing process which we believe provides improved cost/performance benefits. Traditional planar magnetic speakers use materials with limited power handling ability and are generally associated with high distortion. Our NeoPlanar technology provides the ability to build flat and thin speakers with the following distinguishing features:

•	High power handling
•	Low mass
•	High durability
•	Superior sound quality
•	High sensitivity
•	High sound pressure levels
•	Extended high frequency output compatible with new compact disk standards
•	Exceptional clarity over long distances

Presently we assemble NeoPlanar panels in 3, 8, and 24-inch segments of 3 inch width. Other lengths and widths are manufacturable. Our NeoPlanar Sound Bar product uses panels in an upright column and our NeoPlanar Sound Squares product organizes panels in a square box figuration. Both products are designed for public address with high intelligibility at very high output levels. NeoPlanar products can be engineered and customized to fit the needs of a particular facility or outdoor application. NeoPlanar speakers have been employed successfully for military and government installations in ships and hangars, and for outdoor public address and emergency response applications.

PureBass Woofer Technology

Our PureBass extended range sub-woofer was designed to complement our NeoPlanar technology. We believe traditional woofer technologies produce distortion with limited frequency range making it difficult to achieve accurate, seamless transition with upper range speakers. PureBass employs unique cabinet construction and vent configurations along with multiple acoustic filters to produce low distortion and improved transition to high-performance speaker systems. While conventional sub-woofers crossover to upper range speakers at approximately 100-110 Hz, our extended range PureBass woofer allows for crossover well over 220 Hz providing improved matching with thin panel speakers.

We believe the following characteristics distinguish PureBass technology:

•	An acoustic system filters incoming audio and reduces distortion components to produce a clean sound.
•	These acoustic filters reduce cone motion at low frequencies while allowing greater output and power handling for a given size woofer.
•	Higher upper range performance eliminates active or passive low range crossover systems associated with traditional woofers.
•	Higher transition frequencies reduces interference providing improved integration with upper range high-quality speakers.
•	PureBass technology reduces the size, weight and cost of a comparably performing system.

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

Operating Segment Information

Our company recently organized into two reportable segments by the end-user markets we serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass speakers to companies that employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market.

Business Group

Our Business Group licenses and markets HSS, NeoPlanar and Purebass technology and products to companies that employ audio in consumer, commercial, industrial and professional applications. Consumer applications include home theater, consumer electronic, vehicle and computer multimedia sound systems. Commercial and industrial applications include digital signage, public address, point-of-purchase advertising, entertainment and messaging systems. Professional applications include sound systems for theaters, stadiums, production studios and indoor and outdoor entertainment venues.

HSS Activities and Strategy

In May 2002 we began producing and selling our first HSS sound reproduction systems to customers. Due to difficulties in production of HSS systems and performance issues with an exclusive licensee encountered during fiscal 2003, we delivered limited quantities to customers. Production and deliveries have been sporadic as we worked through manufacturing and material issues and repaired units under warranty. At September 30, 2003 we recorded a warranty reserve of $319,500 primarily for HSS units.

HSS units have been shipped to a variety of customers worldwide primarily for use in point-of-purchase displays, kiosks, museum displays, trade show booths and for use by law enforcement agencies, television manufacturers, exposition halls, transportation companies, governmental agencies and the military. We believe future HSS products may have application in much broader consumer, home, vehicle, commercial and industrial applications. We are also working with OEMs to support specific product concepts that leverage the narrowcast capability of HSS technology.

In addition to direct sales of HSS systems to customers, our Business Group has the following HSS marketing relationships:

•

Sony Business Europe has a nonexclusive supply agreement for HSS units in Europe. One application identified and being developed is for plasma screen digital signage to provide directional audio. We have shipped initial HSS systems to Sony Business Europe and our strategy is to develop this distribution channel in fiscal 2004. This agreement is for an initial period of one year ending in May 2004 with pricing, terms and conditions of orders to be specified and agreed in purchase orders. Either party may cancel the agreement on one month written notice.

•

International Robotics, Inc. is a sales representative for HSS products to its customers and potential licensees. International Robotics has exclusive marketing rights to certain designated customers and nonexclusive rights for other customers. Our agreement with International Robotics terminates in June of 2006, unless earlier terminated for cause. The agreement may also be terminated by either party upon six months prior written notice for any verifiable commercially reasonable reason.

•

iPort Media, Inc. markets and distributes audio/visual displays featuring HSS systems to the worldwide optical retail industry on an exclusive basis. iPort’s displays use HSS to narrowcast infomercials interspersed with local news and weather in optical stores including some leased at national retailers. iPort is in the early stage of installing HSS systems and we are working to support a schedule of future installations. Our agreement with iPort requires iPort to purchase HSS products directly from us. iPort must purchase minimum quantities and place products in minimum numbers of locations in order to maintain exclusivity. The agreement with iPort continues through November 2006, and automatically renews for successive three year terms thereafter. The agreement may be terminated by either party for cause, or by us if iPort does not meet its minimum purchase obligations.

•

Pursuant to distribution agreements, CCNP Digital Creations S.A. is our exclusive distributor for HSS products in Greece and W&MEDIA srl is our exclusive distributor for HSS products in Italy. Each company has the exclusive right to sell HSS products under our name or its own name in its respective country. We maintain the right to license HSS technology to other vendors in those countries for use in other vendors’ own products. Our agreement with CCNP Digital Creations terminates November 2006, unless earlier terminated for cause. We cannot unreasonably withhold our consent to renewal terms. Our agreement with W&MEDIA is for a renewable term of one year commencing on the first delivery by W&MEDIA of a commercial HSS product to an end user, unless earlier terminated for cause.

Our HSS strategy is to drive use in growing markets that can benefit from directed or narrowcast sound. The following are some key markets:

•

Digital Signage - Digital Signage is a generic term used to describe the replacement of static (passive) signs or displays with video screens (CRT, Plasma, LED) which may contain still or motion video images. The image content, normally advertising or informational, can be changed via network control of each individual sign. Directional audio is required to contain the audio program within a defined space, to eliminate objections to the material from local workers, and to lower the overall audio noise level in a confined space.

•

Museums and Comparable Display Facilities - Directional audio is required in museums and similar facilities to focus audio information in targeted areas without distracting other patrons. It is also required to allow multiple audio programs to be played within a confined space.

•

Trade Show and Conventions - Trades shows and conventions require directional audio to lessen the overall room noise, attract patrons, focus instructional audio to individual displays, and contain audio programs within defined booth spaces.

•

Kiosks - Retail point of purchase or information kiosks required directional audio to contain sound within the immediate space of the kiosk and also to maintain some privacy for each individual listener.

The success of our HSS strategy will depend on our ability to establish and maintain volume production of quality HSS systems during fiscal 2004. We have implemented new management processes for quality control (see "Overview" above) and we intend to use outside contract manufacturers with existing scalable platforms and quality control procedures (see "Suppliers and Manufacturing" below) to achieve this goal. We cannot however assure you that we can be successful in these efforts in a timely manner.

NeoPlanar and Purebass Activities and Strategy

We manufacture and sell NeoPlanar speaker panels for installation in entertainment, luxury yacht, high-end home audio and professional audio applications. Our strategy is to seek customers requiring a simple, rugged, thin, low distortion, high-clarity sound solution. We target customers to use NeoPlanar panels for:

•	Industrial applications such as factories, airports and other large facilities
•	Vehicles
•	Coupling with flat panel displays
•	Multimedia
•	Public address systems
•	High-end audio
•	Professional venue applications

In August 2001, we entered into a non-exclusive license agreement with Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. The term of the agreement is perpetual unless terminated by either party for cause, or terminated by Harman with 30 days advance written notice. Through September 30, 2003 we received $375,000 in license and startup fees pursuant to this agreement, of which $200,000 has been recognized as revenue. We also earned general consulting fees of $60,000 in fiscal 2003. In the first quarter of fiscal 2004 we billed an additional $125,000 in prepaid royalties pursuant to this agreement.

Our PureBass sub-woofer was designed to complement our NeoPlanar technology. We believe it is also competitive to other woofers for home theater and multimedia applications especially to complement flat panel speakers. Our strategy is to sell PureBass woofers to customers and license the technology to OEM manufacturers.

Effective in August 2003 we licensed our PureBass woofer technology along with our Stratified Field technology (SFT), to Horizon Sports Technologies, Inc. (HST) under a royalty-bearing nonexclusive license. HST is licensed to build and sell HST branded products in the Hi-Fi/Home Theater category. The term of the agreement is perpetual unless terminated by either party for cause. We have not to date received any revenues from this relationship.

Effective in October 2002, we reduced our marketing emphasis on our portable consumer product line in order to focus financial, personnel and facility resources on our sound technologies.

Government Group

Late in fiscal 2003 we organized our Government Group to design, manufacture and market LRAD, NeoPlanar and HSS products for government, military and the developing force protection and emergency response markets. We are actively expanding relationships with government agencies including the Pentagon, U.S. Navy, U.S. Coast Guard, U.S. Army, U.S. Marine Corps, Joint Non-Lethal Weapons Directorate, plus several major port authorities and police departments. During fiscal 2002 we installed HSS and/or NeoPlanar systems in a Navy nuclear aircraft carrier and in a guided-missile destroyer. Commercial deliveries of LRAD products commenced in May 2003.

The landscape of the global defense industry continues to evolve as new events, such as those of September 11, 2001, demand alternative strategic defense initiatives. The defense requirements of the United States have shifted from defending against Cold War era threats to a focus upon the management of one or more regional conflicts, homeland security and proactive threat identification. As a result of this change, the defense industry is influenced by several key factors that also may impact our Government Group:

•	New funding is available to implement new technologies to meet modern threats.
•	There is increased focus on force protection and threat identification.
•	As a result of consolidation in the industry, domestic prime contractors are relying on others to provide subsystems and components.
•

The U.S. military is developing lighter, faster defense platforms that are able to react quickly to regional conflict. These highly mobile, rapidly deployable forces are relying on advanced technologies to provide a full awareness of the battlefield, improve communication and evaluate threats.

In February 2003 we entered into two licensing and sales agreements with subsidiaries of General Dynamics Corporation to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. In September 2003, in response to a strategic refocus on core business, the agreement with Bath Iron Works Corporation for NeoPlanar systems was assigned to General Dynamics Armaments and Technical Products, Inc. (GD-ATP), which now has the responsibility for marketing both HIDA and NeoPlanar to U.S. military and government customers. Our agreements with GD-ATP require GD-ATP to purchase components for the respective products directly from us. GD-ATP must purchase minimum quantities of products and/or obtain minimum research and development funding for us in order to maintain exclusivity under each agreement. The agreements with GD-ATP continue through February 2008, and GD-ATP has the option to renew each agreement for an additional five years. Each agreement may be terminated by either party for cause.

Our Government Group personnel provide sales and technical support to General Dynamics. Our personnel also market LRAD (Long Range Acoustic Device), NeoPlanar, and HSS systems to customers outside the scope of our agreements with GD-ATP. Our strategy is to position LRAD, NeoPlanar, and HSS as the premium sound solution product suite for force protection, emergency response, and advanced audio systems throughout government and the security industry, first in the U.S. and then internationally. The following are examples of how our products are being used in force protection:

•	LRAD:
•	Sold and installed on ships in the 2nd, 3rd, and 7th fleets for operational test and evaluation
•	Sold and delivered units to the Naval Surface Warfare Development Group, for developing concept of operations against the small boat terrorist threat
•	Sold and delivered units to two Navy fleet concentration areas for evaluating use on piers against the small boat threat and for security forces ashore
•	Delivered units to the U.S. Army, U.S. Marine Corps, and U.S. Coast Guard for field testing for crowd control, area denial of personnel, clearing buildings, and waterside force protection
•	Demonstrated to various port authorities for evaluating uses for commercial ports, airports, bridges and tunnels
•	Demonstrated to various police departments evaluating uses for crowd control and SWAT applications
•	Supported customer requirements for uses such as sports arena crowd control and airport bird management

•	NeoPlanar:
•	Spported installation in Hangar Bay 2 on the USS Carl Vinson (CVN 70) and helo hangar on the USS Winston S. Churchill (DDG 81)
•	Dlivered NeoPlanar Sound Bars for installation in a new construction Navy aircraft hangar
•	Intalled NeoPlanar Sound Squares at a private academy to establish a campus emergency response capability
•	Etablishing waterfront hailing and building security system projects to demonstrate improved communication intelligibility at long distances over varying levels of ambient noise
•	HSS:
•	Supported the ongoing evaluation on the bridge of the USS Winston S. Churchill (DDG 81) for improved command and control communications
•	Supported evaluations by government agencies for next generation command center communications

We believe other military branches, government agencies and allied forces will employ LRAD systems for long range hailing and warning as part of their force protection strategies.

In October 2003 GD-ATP obtained a contract awarded by the Naval Surface Warfare Center Crane. As a subcontractor for approximately $240,000, we expect to deliver by late December 2003 modified LRADs to support the pan/tilt and remote operation of the Aircraft Carrier Situational Awareness System (ACSAS) and Integrated Radar Optical Sighting & Surveillance System (IROS3). ACSAS and IROS3 are the U.S. Navy’s high profile shipboard force protections systems, expected to be installed on all aircraft carriers and surface combatants to protect against small boat threats in port, restricted waters and littoral zones. LRAD is designed to add capability to the integrated optics, command and control, and lethal weapon suite by providing a simple, repeatable and reliable way to determine intent through long range hailing and warning.

LRAD provides our customers with a breakthrough technology to clearly communicate at ranges in excess of 500 yards with a warning tone in the same device that can change behavior. It was originally conceived to provide a new tool in preventing such incidents as the USS Cole attack. It is demonstrating its value for stand off communications for USN and USCG vessel boarding, crowd control, check point operations, and area denial of personnel. Its applications for shipboard and shore side waterside protection and land mobile vehicles is under test and evaluation by a range of military services, the agencies of the Department of Homeland Security, other government agencies, port authorities, and federal and local law enforcement. Airborne applications are also under review.

NeoPlanar technology provides a next generation communications capability for loud and clear outdoor and indoor public address and emergency response communication for military, government and commercial facilities and areas. Because of its unique capability to increase intelligibility over even high ambient noise plus its robust survivability in most operational environments, NeoPlanar products have a niche for multiple military, government, and force protection applications. Indoors, particularly in large spaces such as aircraft hangars, NeoPlanar provides a high level of clarity due to engineered reduction of multi-path and distortion. For outdoor applications, NeoPlanar extends effective range of clear high fidelity-quality communication to hundreds of yards even over high ambient noise.

We are in the early stages of developing the broad reaching applications of this technology both in new application and replacement speaker markets. The pairing of Neo Planar and HSS technologies offers a significant degree of flexibility for us to engineer acoustic solutions for customers based on intelligibility requirements, and will increasingly support our mission to shape the future of sound.

Suppliers and Manufacturing

We believe establishing and maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business.

During fiscal 2003, our manufacturing was spread amongst several internal and external resources. NeoPlanar manufacturing for both commercial and government systems remains located in our Carson City facility. LRAD and HSS manufacturing resources are located in our San Diego facility. During fiscal 2003 we also attempted to manufacture HSS units using a outside contractor. Component and manufacturing startup difficulties required us to re-absorb HSS manufacturing into our San Diego facility.

Going forward, we intend to focus internal resources on our core development and engineering capabilities and engage external partners for other required competencies. We intend to establish manufacturing as an external competency during fiscal 2004 as we embark on volume manufacturing of several product lines. We expect HSS, LRAD and NeoPlanar product lines to ramp production during 2004. Our strategy is to engage established global contract manufacturing partners to meet growing production needs.

We believe contract manufacturing matches our needs for the future. Contract manufacturers are equipped to proportionally scale production operations. We plan to use their staff of manufacturing and tooling engineers to minimize our startup costs. Established contract manufacturers also have existing processes to insure quality and lower costs. We intend to select strategic manufacturing partners that can seamlessly transition our products off shore as warranted for future cost savings.

We are also refining our internal business processes to improve how we design, test and qualify product designs. We are implementing more rigorous manufacturing and quality processes to track production and field failures. Key metrics for line yields, warranty returns, root cause analysis and ongoing reliability testing are being tracked.

Suppliers are key members of our production chain and will be selected and managed accordingly. Of particular importance is our HSS piezo-film supplier which provides significant expertise in the fabrication of component material used in our proprietary HSS emitters. We have recently implemented more stringent testing of this crucial material.

Our HSS emitters and NeoPlanar panels employ film as a key part of the product. LRAD systems employ customized emitters. We have identified suppliers for film and key parts but some are on a sole source basis. Although other suppliers are believed to be available, the disruption and cost of changing suppliers could have a material adverse effect on our financial condition and results of operations.

Customers

For fiscal year ended September 30, 2003, sales to one customer Bath Iron Works Corporation accounted for 24% of revenues, with no other single customer accounting for more than 10% of revenues.

For fiscal year ended September 30, 2002, sales to three customers, Bath Iron Works Corporation, Harman, and Vulcan Northwest, Inc., accounted for approximately 19%, 12% and 11% of sales, respectively, with no other single customer accounting for more the 10% of revenues. Bath Iron Works provided research and development funding for our LRAD technology, Harman licensed our NeoPlanar technology, and Vulcan Northwest purchased NeoPlanar products.

For the fiscal year ended September 30, 2001, sales to two customers, ASI Technology and Vulcan Northwest, Inc., accounted for approximately 23% and 10% of sales, respectively. ASI purchased our jet engine noise cancellation patent and Vulcan Northwest purchased NeoPlanar products. No other single customer accounting for more than 10% of revenues.

Our revenues have relied on major customers in the past. Our goal is to diversify sound technology revenues in future periods but until sufficient revenue volume is achieved, the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

As we have only recently commenced product manufacturing and sales, with some sales being for evaluation for possible larger future orders, and because our difficulties in bringing HSS to production have resulted in delays in order fulfillment, we do not consider order backlog to be an important index of future performance at this time. Our order backlog was approximately $300,000 at September 30, 2003. Backlog orders are subject to cancellation or rescheduling by our customers.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date we have been providing direct warranty service but in the future may establish warranty service through OEM customers or others. Some of our agreements require OEM customers with certain quantities of product for use as warranty replacements. International market warranties are generally similar to the U.S. market.

Due to performance failures of some of our first generation of HSS systems resulting primarily from a vacuum emitter component, we are voluntarily replacing emitters on approximately 700 Generation I HSS units. At September 30, 2003 we had a warranty reserve of $319,500 primarily for HSS units. Warranty costs on other products have not been material.

Competition

Our technologies and products compete with those of other companies. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet customer needs to differentiate their products, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not however be competitive with the existing or future products, technologies or services of our competitors.

Our HSS and NeoPlanar products are offered by both our Business Group and our Government Group. Although others have attempted to use parametric speaker concepts to produce sound, we do not believe they have progressed to the point of cost-effective and directly competitive commercial products to HSS. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight. Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master. These companies employ electrostatic and piezoelectric emitter devices which we believe are less efficient and more expensive than our proprietary emitters. These parametric speaker competitors or others may however introduce products with features and performance competitive to our products.

We believe our patent portfolio will be a barrier to entrants to penetrate the directed sound market using parametric acoustics. Other companies such as Brown Innovations and others have employed domes and other techniques to try to focus or contain sound for directed sound applications such as point-of-sale. We do not believe these methods are directly competitive to HSS in ease of use, cost and performance.

We also believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel. We are not aware of companies offering flat panel technology to the government market comparable to our government NeoPlanar Products, but others may introduce products with features and performance competitive to our government NeoPlanar products.

Our LRAD technology is offered by our Government Group. We are not aware of competitors who have achieved the sound output for both voice and warning tone, high directivity, light weight and other attributes necessary to accomplish the government’s desired specifications for force protection hailing and non-lethal weapon applications. Others may however introduce products with features and performance competitive to our LRAD products.

We believe our PureBass woofer technology offered by our Business Group has distinct cost performance benefits versus competitive woofer technology but it will compete with a large number of woofers offered by competitors.

Our sound reproduction methods, especially NeoPlanar and PureBass, also compete with traditional loudspeakers. Many international and specialty manufacturers provide loudspeakers and are both competitors and prospective OEMs or licensees. We also compete with branded loudspeaker manufacturers. In general our competitors have substantially greater financial, technical and marketing resources and have proven technology and products, marketing data, customer relationships and distribution channels. Our technologies may not be competitive in the entrenched loudspeaker market with these or other customers.

There are also continuing attempts by a large number of competitors to innovate new methods of sound reproduction to overcome limitations of traditional loudspeakers. It is possible that alternate technologies and systems that would be directly competitive with our sound technology have been developed but are unknown to us. Such systems may also currently be in development, and may be developed by others in the future.

Seasonality

Since our sales of sound products is just developing we have not experienced any significant seasonality trends to date. Seasonality trends may however present in the future. Government business tends to be seasonal due to the U.S. Government procurement cycle, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending December 31 usually producing relatively lower sales. Our Government Group business is expected to experience this seasonality in the future.

Government Regulation and Environmental Matters

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

Our Hypersonic Sound technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration, as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we were required to provide an abbreviated report to the FDA describing the technology, which we submitted in August 2001. The FDA may respond to such report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should an HSS product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our HSS technology poses any human health risks. However, it is possible that we, or one of our OEM customers or licensees, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

Our products are being produced to standard product safety requirements for sale in the United States and to similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

Some of our products, especially LRAD, may be subject to certain export controls by the U.S. government in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. These export control laws and regulations affect the export of products and services to foreign customers, potential customers and business partners, as well as to fellow ATC employees, foreign regulatory bodies and foreign persons generally.

Export jurisdiction over products and services appearing on the United States Munitions List (USML) resides with the U.S. Department of State, and such products and services are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. We do not believe any of our products and services are on the USML. However, there is a possibility that the U.S. Department of State may consider our HIDA technology and related items, technical data and services to be “directed energy weapons,” as contemplated by Category XVIII of the USML. If such a determination is made, we must register with the Office of Defense Trade Controls (DTC) and receive an export license from the DTC prior to the export of HIDA technology and related items, technical data and services.

Products, technical data and services exported by us and not appearing on the USML are subject to the export jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

In general, U.S. Government licenses or other approvals must be obtained before exports of USML items, related technical data and services are made; and may also be required before such items, data and services are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.

As a defense contractor or subcontractor, our contract costs may be subject to audit and review by the U.S. Government. Audits and investigations are conducted from time to time to determine if performance and administering of U.S. Government contracts are compliant with applicable contractual requirements, and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor or subcontractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, U.S. Government foreign export privileges could be suspended or revoked.

Although we do not have any regulatory action pending against us, any such action could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We have a substantial base of intellectual property assets. We own 31 U.S. patents and have approximately 31 U.S. patents (and additional foreign applications) pending on our sound technologies. Our issued patents expire between 2006 and 2023. We are preparing and intend to file other sound technology patent applications. We own one U.S. patent on a portable consumer product and two U.S. patents on other technology. We purchased and own one patent on transducer technology primarily targeted for government applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively in the sound reproduction industry. We believe this is especially important to protect our leadership position in parametric acoustics (HSS). The following table lists some of our key HSS patents and patent applications and the inventions they cover:

Key Patent Title	Coverage
Acoustic Heterodyne Device and Method	Virtual loudspeaker projection, controlling virtual projection attributes and direction with a computer driver and in ear applications for HSS

Piezoelectric Film Sonic Emitter	Piezoelectric film based emitters

Parametric Loudspeaker w/ Electro-Acoustical One stage Diaphragm Transducer	All film type transducers for HSS

Modulator Processing for a Parametric Loudspeaker	Advanced distortion correction

Parametric Loudspeaker with Improved Phase Characteristics	Ideal tuning of parametric carriers for maximum efficiency

Power Amplification for Parametric Loudspeakers	All high efficiency switch-mode power amplifiers for HSS

Parametric Virtual Speaker and Surround Sound System	HSS for virtual surround sound

Pre-encoded Signals for Playback though a Parametric Loudspeaker System	Pre recorded HSS processing for reduced processing cost and hardware

Dynamic Carrier System for Parametric Arrays	Reduced power consumption and increased efficiency in HSS

The following table lists some of our other key sound patents and patent applications and the inventions they cover:

Key Patent Title	Coverage
Single End Planar Magnetic Speaker	a) Single Ended, Planar Magnetic loudspeaker w/high energy magnets
b) High speed/low cost planar magnetic diaphragm production
c) Specialized PEN film for use in planar magnetic loudspeakers

Acoustically Asymmetric Band-Pass Loudspeaker With Multiple Acoustic Filters	a) Low distortion/High Powered Subwoofer b) Increased bandwidth subwoofer

Dynamic Power Sharing in a Multi-Channel Sound System	Power/cost savings, increased output in surround sound/home theater systems

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. We cannot assure you that any additional patents on our products or technology will be granted.

We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology, others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition or results of operations.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including HYPERSONIC®, HSS®, SFT®, STRATIFIED FIELD®, PMT®, NEOPLANAR®, PUREBASS® and SHAPING THE FUTURE OF SOUND®. Trade names or trademarks may not be successfully maintained, defended or protected.

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

Under a technology license agreement we assumed in connection with our acquisition of the NeoPlanar Technology, we are obligated to pay Bohlender-Graebener Corporation, the former owner of the technology, a royalty for all film purchases for the technology. We were further obligated to pay a minimum royalty to maintain exclusivity, which we elected not to pay in 2002. Bohlender-Graebener Corporation has asserted that the minimum royalty for 2002 is due. We have a non-binding agreement with Bohlender-Graebener Corporation to settle its allegation and to buy out future royalties, which agreement is subject to the completion of definitive documentation. See Part I, Item 3 discussion below under the caption “Legal Proceedings.”

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid under this agreement in the fiscal years ended September 30, 2003 or 2002, as such royalties were waived by Mr. Norris. We may owe royalties in future periods based on actual sales or technology revenues.

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

For the fiscal years ended September 30, 2003, 2002 and 2001 we spent $2,437,591, $3,537,355 and $3,136,109 respectively, on company-sponsored research and development, and $55,760, $84,708, and $-0- on customer-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

Our current executive officers of American Technology Corporation and their ages and business experience for the last five years are set forth below.

Elwood G. Norris, age 65, has been a Director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999 he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period he also held various other executive officer positions at e.Digital. From August 1989 to October 1999 he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with over 44 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Kalani Jones, age 40, joined our company as Vice President of Operations in September 2003 and later that month assumed the position of Chief Operating Officer. From October 1999 to November 2002 he was Vice President Engineering and Product Operations for Tachyon Inc., a San Diego provider of satellite networking solutions. From 1997 to 1999 he was Senior Director for Program Management at IOMEGA and previously held engineering management positions at General Instrument and TRW. From November 2002 until being recruited by the Company, Mr. Jones was a self-employed entrepreneur developing technology based remote monitoring solutions. Mr. Jones obtained a M.S.E.E. degree in Digital Communications and Digital Signal Processing from USC in 1988 and a B.S.E.E. in Electrical and Computer Engineering from California State Polytechnic University in 1984.

Carl Gruenler, age 50, was appointed Vice President of Military Operations in June 2003. He manages the Government Group. He assumed additional responsibilities as Interim Chief Financial Officer in November 2003. From May 1998 to June 2003 he served as Smart Wing Program Manager for the Combat Patrol and Reconnaissance Wing as a Captain in the United States Navy. He was responsible for identifying and developing new integrated systems for physical security/access control, waterside force protection and mobile computing. Mr. Gruenler’s prior business experience includes serving as president of Thomas D. Mangelsen, Inc., a national retail, manufacturing and distribution company; chief financial officer of Automated Monitoring and Control International, Inc., a railroad systems technology company; and a project manager/financial analyst at Union Pacific Railroad. He holds an M.B.A. from the University of Nebraska-Lincoln (1981) and a BS in Business Administration from Oral Roberts University in (1975).

Bruce Ehlers, age 45, was appointed Vice President of Engineering in October 2003. From May 1999 to March 2003 Mr. Ehlers was assistant vice president at Copper Mountain Networks where he was responsible for Copper Mountain’s hardware and embedded software development, engineering services and engineering program management. From January 1997 to May 1999 Mr. Ehlers was senior director of Research and Development at Iomega’s Mobile Storage Division. While at Iomega, he lead research and development for Iomega’s new generation of tape and miniature, removable disk drives. He has held previous engineering management positions at General Instrument, Cipher Data Products and TRW. He holds a BSEE (1980) and MSEE (1981) from Purdue University.

Joseph A. Zerucha, age 40, was appointed as Vice President of Sales and Marketing in December 2003. From December 2002 to December 2003, Mr. Zerucha was President of Liberties Consulting, where he established and trained sales teams and implemented innovative marketing and management strategies for a variety of clients. From April 2001 to November 2002, he was Chief Operating Officer and Treasurer of Tachyon, Inc., a provider of broadband connectivity and Internet services to large enterprises and governmental entities. He served as President for a division of Clear Channel Communications from May 1999 to April 2001 where he was responsible for build-out of a new industry-leading audio distribution platform. From 1995 to May 1999 he was Director of Worldwide Sales and Channel Development for ViaSat, Inc., a maker of satellite communications equipment and software.

Employees

At December 1, 2003, in addition to our five executive officer employees, we employed 41 full-time persons. Of such employees, 13 are in research and development, 17 in production and materials control, five in general and administrative and six in marketing, sales and licensing. We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement and we consider our relations with our employees to be good.

Risk Factors

An investment in our company involves a high degree of risk. In addition to the other information included in this Report, you should carefully consider the following risk factors in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this Report.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2004. At September 30, 2003, we had an accumulated deficit of $36,367,057. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar, PureBass and LRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us or by original equipment manufacturers (OEMs) due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound technology have been limited to date, and we cannot guarantee significant revenues in the future. The development and introduction of our products has taken longer than anticipated by management and could be subject to additional delays. Customers may not wait for our products and may elect to purchase products from competitors. We have experienced manufacturing quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future manufacturing problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our products hare never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced. We have incurred substantial warranty costs related to our first generation HSS systems, which caused a negative gross margin for the fiscal year ended September 30, 2003.

None of our products has been mass produced, and certain of our technologies, including HSS and LRAD, are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product.

Due to performance failures of components in some of our first generation of HSS systems, we are voluntarily replacing emitters on an estimated 700 Generation I HSS units. At September 30, 2003 we had a warranty reserve of $319,500, with $275,000 scheduled for this replacement program. During fiscal 2003 we incurred warranty expense of $313,187, substantially all for HSS units. These warranty costs caused us to have a negative gross margin for fiscal 2003. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

Our historical revenues have included sales of portable consumer products.. The majority of our fiscal 2003 revenues were generated from our sound reproduction technologies, and we expect these to be the source of substantially all of our future revenues. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or OEMs or to license our technologies;
•	market acceptance of and changes in demand for our products or products of our customers;
•	gains or losses of significant customers, distributors or strategic relationships;
•	unpredictable volume and timing of customer orders;
•	the availability, pricing and timeliness of delivery of components for our products and OEM products;
•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
•	product obsolescence and the management of product transitions and inventory;
•	unpredictable warranty costs associated with new product modes;
•	production delays by customers, distributors, OEMs or by us or our suppliers;
•	seasonal fluctuations in sales;
•	the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;
•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and
•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

Some or all of these factors could adversely affect demand for OEM products incorporating our sound reproduction products or technologies, and therefore adversely affect our future operating results.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the timing and extent of our research and development efforts;
•	investments and costs of maintaining or protecting our intellectual property;
•	the extent of marketing and sales efforts to promote our products and technologies; and
•	the timing of personnel and consultant hiring.

Sound reproduction markets are subject to rapid technological change, so our success will depend on our ability to develop and introduce new technologies.

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and LRAD for which there are no established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

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

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Some of our products are capable of sufficient acoustic output to cause damage to human hearing or human health if used improperly, such as when the products are used at close ranges or for long periods of exposure. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management’s attention and resources, and negative publicity.

We may not be successful in obtaining the necessary licenses required for us to sell some of our products abroad.

Licenses for the export of certain of our products may be required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We may not be able to obtain the necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. Failure to receive required licenses or authorization would hinder our ability to sell some of our products outside the United States.

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

We expect to sell or products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	changes in tariff regulations;
•	political instability, war, terrorism and other political risks;
•	foreign currency exchange rate fluctuations;
•	establishing and maintaining relationships with local distributors and dealers;
•	lengthy shipping times and accounts receivable payment cycles;
•	import and export licensing requirements;
•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
•	greater difficulty in safeguarding intellectual property than in the U.S.; and
•	difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products.

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

Our business is highly dependent on our level of sales to General Dynamics Armament and Technical Products, Inc., which has exclusive rights to market defined applications to various end user customers. The success of that company’s marketing efforts will significantly affect our results of operations in future periods.

In February 2003 we entered into two licensing and sales agreements with subsidiaries of General Dynamics Corporation to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components exclusively for specified applications to certain government customers. In September 2003, the agreement with Bath Iron Works Corporation for NeoPlanar systems was assigned to General Dynamics Armaments and Technical Products, Inc.  (GD-ATP), which now has the responsibility for marketing both HIDA and NeoPlanar under the contracts. These agreements continue through February 2008, and GD-ATP has the option to renew each agreement for an additional five years. See Part I, Item 1 discussion above under the caption “Government Group.”

Bath Iron Works Corporation has been our largest customer, accounting for approximately 24% of revenues in fiscal 2003 and 19% of revenues in fiscal 2002. Our future sales to GD-ATP may be affected adversely by various factors relating to GD-ATP’s business plans, marketing efforts, allocation of resources, strategic focus, liquidity, results of operation and financial position. As a consequence, our results of operation and financial position will be materially and adversely affected by the reduction, delay or cancellation of GD-ATP orders, or by the failure of GD-ATP to grow sales to its exclusive customers.

Commercialization of our sound technologies depends on collaborations with other companies. If we are not able to maintain or find collaborators and strategic alliance relationships in the future, we may not be able to develop our sound technologies and products.

As we do not have the production, distribution, marketing and selling resources to commercialize our products on our own, our strategy is to establish business relationships with leading participants in various segments of the electronics, government and sound reproduction markets to assist us in producing, distributing, marketing and selling products that include our sound technologies.

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

We will be dependent on outside manufacturers, and we do not have established manufacturing relationships to support our production schedules.

During fiscal 2003, we terminated our manufacturing relationship with HST, Inc., formerly our sub-contract manufacturer of our HSS and NeoPlanar products. In addition, Amtec Manufacturing, previously the sole manufacturer of our Pure Bass subwoofer units, recently went out of business. In addition to in-house manufacturing of our products, we will need to establish relationships with outside manufacturers to be able to be able to meet our production schedules. Failure to establish quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

We rely on outside suppliers to provide a large number of components incorporated in our products.

Our products have a large number of components produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HHS emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Our contracts and subcontracts that are funded by the U.S. government or foreign governments are subject to government regulations and audits and other requirements.

Government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition or results of operations or increase the costs of competing for or performing government contracts. If we violate any of these regulations, then we may be subject to termination of these contracts, imposition of fines or exclusion from government contracting and government-approved subcontracting for some specific time period. In addition, our contract and subcontract costs and revenues may be subject to adjustment as a result of audits by government auditors.

We derive revenue from government contracts and subcontracts, which are often non-standard, may involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

Our government business has involved and is expected in the future to involve providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;
•	be subject to purchasing decisions of agencies that are subject to political influence;
•	contain onerous procurement procedures; and
•	be subject to cancellation if government funding becomes unavailable.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder.

Our Government Group revenues are materially dependant on acceptance of our LRAD products by government, military and developing force protection and emergency response agencies, and if these agencies do not purchase our products, our revenues will be adversely affected.

If our LRAD product is not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets. Government, military and the developing force protection and emergency response agencies may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner. Sales of our products to these agencies may also be delayed or limited by these claims or perceptions.

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

Our performance is substantially dependent on the performance of our executive officers and key technical employees, including Elwood G. Norris, our Chairman. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

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

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of September 30, 2003, the outstanding 50,000 shares of Series D Preferred Stock were convertible into an aggregate of 120,556 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price for warrants on 495,880 common shares will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. As of September 30, 2003, the 263,250 outstanding shares of Series E Preferred Stock were convertible into an aggregate of 838,890 common shares. The Series E Warrants on 454,547 common shares also contain an antidilution adjustment for certain security sales by the Company below $3.25 per share.

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

Item 2. Properties

Our executive offices and our research and development and operational facilities are located at 13114 Evening Creek Drive South, San Diego, California. Our lease for this space expired in July 2003, but we continue to occupy the space on a month to month basis. We are in the process of negotiating an amendment of our lease agreement to extend the term through July 2006. We occupy approximately 23,500 square feet of office, laboratory, production and warehouse space in these premises with aggregate monthly payments of approximately $16,000, exclusive of utilities and costs. This monthly rent is expected to increase to approximately $28,200 per month upon execution of the lease amendment.  We intend to reduce our square footage in August 2004, which would reduce our aggregate monthly payments under the amended lease.

We rent on a monthly basis office space utilized for development and production of our NeoPlanar technology, located at 3170 Research Way, Unit 81, Carson City, Nevada. We occupy approximately 2,200 square feet with a monthly payment of $1,210 excluding utilities.

Our east coast office for the Government Group is located at 1 Main Street, Topsham, Maine. We have a one year lease expiring in August 2004 for 600 square feet of office space with a monthly payment of $919.

We believe these facilities are adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office and development space in the general vicinity to meet our future needs.

Item 3. Legal Proceedings

In September 2003, we filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgement to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the ESI License Agreement) with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall.  The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas.  We amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants.  For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as ESI.  In November 2003, we filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years.  In June 2002, we and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. We believe the amendment was invalid as it was given in consideration for a large order from ESI which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, we gave notice to ESI of termination of the ESI License Agreement. We based our termination on our belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories.  Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement.  ESI did not tender a cure within such sixty day period.

The defendants in these cases have filed a cross-complaint against us alleging breach of contract in connection with the ESI License Agreement and the stock options granted to Mr. Endsley and Mr. Paschall, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, fraud, and violation of California Business and Professions Code §17200.  The defendants seek actual and punitive damages in unstated amounts and other relief.

We intend to vigorously pursue our complaints against the defendants in these cases, and to vigorously challenge the defendants’ cross-complaint.

Related to our April 2000 purchase of the NeoPlanar speaker technology, we have been in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. We agreed to arbitrate the dispute in front of a single arbitrator in Seattle, Washington.  The technology purchase agreement required a minimum royalty in 2002 to maintain exclusive film supply. We believe the minimum royalty for 2002 was not due and film exclusivity was terminated. In September 2003 we accrued $292,500 as the estimated cost to settle this matter and to buyout all future per unit film royalties. In December 2003 we reached a non-binding agreement to settle this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock. However, the definitive documentation for this settlement is still under negotiation and the dispute may not therefore settle on the foregoing terms.

In August 2003 we reached an agreement and in September 2003 we settled litigation related to the termination of an outside contract manufacturer, Horizon Sports Technologies, Inc. d/b/a HST. As part of the settlement we acquired raw materials and equipment for production valued at approximately $145,000. We paid settlement costs of $313,000 and recorded additional settlement costs for the $585,000 value assigned to 100,000 shares of common stock issued to HST. As part of the settlement, HST also entered into a nonexclusive royalty-bearing license to manufacture and sell speakers based on our Stratified Field technology and PureBass subwoofer technology and we transferred to HST tooling valued at approximately $43,000.

From time to time we are involved in routine litigation incidental to the conduct of our business. Expect as set forth above, there are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is traded and quoted on NASDAQ SmallCap Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2002 and 2003:

	Bid Quotations
	High	Low
Fiscal Year Ending September 30, 2002
First Quarter	$3.50	$1.92
Second Quarter	$4.50	$2.20
Third Quarter	$5.33	$3.68
Fourth Quarter	$5.25	$3.69
Fiscal Year Ending September 30, 2003
First Quarter	$4.77	$2.87
Second Quarter	$3.99	$3.00
Third Quarter	$6.56	$3.11
Fourth Quarter	$7.65	$5.43

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,131 holders of record of our common stock at December 23, 2003 with 19,439,157 shares issued and outstanding. We have never paid a cash dividend on our common stock and do not expect to pay dividends in the foreseeable future.

At September 30, 2003, we had five equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2002 Stock Option Plan, the 1997 Stock Option Plan, the 1997 Employee Stock Compensation Plan, the 1992 Incentive Stock Option Plan, and the 1992 Non-Statutory Stock Option Plan. All of these plans have been approved by our stockholders. In addition, from time to time we issued to employees, directors and service providers special stock options and warrants to purchase common shares, and these grants were not approved by stockholders. The following table gives information as of September 30, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,409,774	$3.87	719,025

Equity compensation plans not approved by security holders	402,500(1)	$5.20	—

Total	1,812,274	$4.17	719,025

(1)	Consists of individual special stock option and warrant grants to employees, directors and service providers approved by the Board of Directors from time to time.

Recent Sales of Unregistered Securities

No securities were sold within the past three years, which were not registered under the Securities Act that were not previously reported in prior quarterly or annual filings or described in the following paragraphs.

On July 11, 2003, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we issued and sold 1,818,180 shares of our common stock at a purchase price of $5.50 per share. In connection with such financing, we also issued warrants to the investors to purchase 454,547 shares of common stock with an exercise price of $6.75 per share. The warrants are exercisable until July 10, 2007. These securities were offered and sold without registration under the Securities Act of 1933 without registration under the Securities Act of 1933 to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares and the warrants issued, and will be placed on the shares issuable upon exercise of the warrants, unless registered under the Securities Act prior to issuance. In connection with this financing, we entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the common stock sold and issuable upon the exercise of the warrants. We were required to have such registration statement declared effective within 90 days following the date of the issuance of the securities. The registration statement was filed on August 4, 2003, and declared effective by the SEC on August 18, 2003. We paid a placement fee of 5% of the gross proceeds to Olympus Securities, LLC.

On September 30, 2003 we issued 100,000 shares of common stock to HST, Inc. in connection with the settlement agreement described above under the heading “Legal Proceedings”. These securities were offered and sold without registration under the Securities Act of 1933 without registration under the Securities Act of 1933 to one accredited investor in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares.

Item 6. Selected Financial Data

The following is a summary of selected financial data as of and for the five most recent fiscal periods ended. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the Notes thereto appearing elsewhere in this document.

For the fiscal years ended September 30,

	2003	2002	2001	2000	1999
Statement of Operations:
Net revenues	$1,315,426	$1,010,752	$855,342	$1,433,050	$823,753
Gross profit (loss)	$(228,651)	$326,908	$277,066	$382,155	$204,088
Net loss	$(8,227,013)	$(8,220,132)	$(5,046,219)	$(3,068,046)	$(3,041,634)
Net loss available to common stockholders	$(10,636,241)	$(8,503,044)	$(5,166,941)	$(7,948,994)	$(3,809,486)
Net loss per share-basic and diluted	$(0.67)	$(0.60)	$(0.38)	$(0.67)	$(0.33)
Weighted average number of shares-basic and diluted	15,857,569	14,193,508	13,563,101	11,868,511	11,408,264

As of September 30,

	2003	2002	2001	2000	1999
Balance Sheet:
Working capital	$8,484,210	$554,713	$892,040	$4,794,743	$1,096,475
Total assets	$11,744,371	$3,789,634	$3,837,284	$7,275,614	$2,161,036
Long-term obligations	$23,097	$3,153,012	—	—	—
Total stockholders’ equity (deficit)	$9,728,171	$(884,882)	$2,993,495	$6,829,875	$1,717,192

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors on page 17 and elsewhere in this Annual Report.

Overview

We are an innovator of proprietary sound reproduction technologies and products. Our HyperSonic Sound (HSS) technology is a new method of sound reproduction that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound’s unique features are useful in new sound applications. We believe we are the leader in developing and commercializing parametric loudspeakers.

We have developed additional sound reproduction technologies. Our Long Range Acoustic Device (LRAD) technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems. Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound systems and public address. Our PureBass extended range woofer employs unique cabinet construction, novel vent configurations and multiple acoustic filters to minimize distortion and provide high output. It provides a high frequency interface with our NeoPlanar panels and other upper range satellite speaker systems.

Our primary marketing focus is on providing sound reproduction products and components to customers and licensing our technologies for customer applications. When we supply systems or components used in other products to customers, distributors or OEMs, we include our intellectual property fees in the selling prices of the systems or components. We currently produce HSS systems and NeoPlanar panels as components of a sound system. When we license a sound technology, we typically receive a flat fee up-front, with the balance of payments based upon a percentage of net revenues of the products in which our technology is incorporated. Revenues from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time and disrupt sales or licensing activities and result in lengthy and costly delays. Our technologies may not achieve market acceptance sufficient to sustain operations or achieve future profits.

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

Revenue Recognition. We derive our revenue primarily from two sources: (i) component and product sale revenues and (ii) contract and license fee revenue. Component and product sale revenues are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

Intangible Assets. Intangible assets include purchased technology and patents which are amortized over their estimated useful lives. The carrying value of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 9 to our financial statements for additional information regarding warranties.

Guarantees and Indemnifications. Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. The Company has no liabilities recorded for such indemnities.

Stock-Based Compensation. We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes. Under SFAS No. 123, we measure compensation expense for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

Research and Development Expenses. Research and development expenses are salaries and related expenses associated with the development of our proprietary sound technologies and include compensation paid to engineering personnel and fees to outside contractors and consultants.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Revenues

Revenues increased 30% in fiscal 2003 to $1,315,426 compared to $1,010,752 for fiscal 2002. Fiscal 2002 revenues were 18% higher than fiscal 2001 revenues of $855,342. In fiscal 2003 revenues included $1,070,645 of product sales and $244,781 of contract and license revenues. Fiscal 2002 revenues included $693,097 of product sales and $317,655 of contract and license revenues. Fiscal 2001 revenues included $815,859 of product sales and $39,483 of contract and license revenues.

During fiscal 2002 and 2001 we recorded revenues of $305,208 and $815,859 for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. In fiscal 2003 we reduced our marketing emphasis on portable consumer products in order to focus financial, personnel and facility resources on our sound technologies. As a result, sales of portable consumer products in fiscal 2003 totaled $94,980. Sound products provided the balance of fiscal 2003 revenues.

Late in fiscal 2003, with the addition of new personnel, we organized operations into two segments by the end-user markets they serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass speakers to companies which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market. Although the segments became separately managed in the last quarter of fiscal 2003, we have also segmented historical operations for comparable end-user customers for comparison purposes.

Presented below is a summary of revenues by business segment:

Years Ended September 30,	2003	2002	2001
Revenues:
Business Group	$861,091	$922,542	$855,342
Government Group	454,335	88,210	—
	$1,315,426	$1,010,752	$855,342

Business Group - The Business Group reported net revenues of $861,091 in fiscal 2003, representing a 7% decrease from net sales of $922,542 in fiscal 2002. Sound product revenues were $594,703 in 2003, consumer portable product sales were $95,730 and contract and licensing revenues were $170,658. In fiscal 2002 sound product revenues were $255,815, consumer portable product sales were $339,390 and contract and licensing revenues were $295,269. The increase in sound product revenues in 2003 was primarily the result of increased HSS sales offset in part by reduced NeoPlanar sales to yacht customers. Consumer product sales were lower in 2003 as the sales made were from products in inventory at September 30, 2002 and marketing efforts focused on sound products versus portable consumer products.

In fiscal 2001 Business Group revenues were $855,342. Sound product revenues were $150,898, consumer portable product sales were $664,961 and contract and licensing revenues were $39,483. Sound product sales increased in 2002 and consumer portable product sales decreased compared to 2001 as we began to focus efforts on sound products and reduce our focus on consumer portable products.

Government Group – Government Group net revenues for fiscal 2003 were $454,335 compared to $88,210 in 2002, a 415% increase. Fiscal 2003 revenues included LRAD revenues of $261,106, NeoPlanar revenues of $124,674 and contract fees and other fees of $68,555. LRAD revenues were $85,849 in 2002 and contract fees and other were $2,361. LRAD revenues have been growing as we produce improved and multiple versions of the product and as a result of market awareness of the capabilities of this product. We expect LRAD and NeoPlanar revenues to grow in fiscal 2004.

Government Group net revenues in fiscal 2001 were not significant.

Gross Profit

We encountered warranty issues in the fourth quarter of fiscal 2003 on some of our HSS Generation I product which had a vacuum behind the film on the ultrasonic emitter component. As a result of warranty expenses of $313,187 and accruals for future warranty work of $319,500, we reported a gross loss on revenues of $228,651 in fiscal 2003 compared to a gross profit of $326,908 in fiscal 2002 and a gross profit of $277,066 in fiscal 2001. Presented below is the gross profit or loss by business segment.

Years Ended September 30,	2003	2002	2001
Gross Profit (Loss):
Business Group	$(501,748)	$256,779	$277,066
Government Group	273,097	70,129	—
	$(228,651)	$326,908	$277,066

We have changed our emitter design to remove the vacuum element and we have improved film quality, and we believe our Generation II emitter is more reliable. We expect to make further raw material improvements in January 2004 and additional improvements are expected in Generation III scheduled for later in fiscal 2004. We expect HSS product sales to produce positive margins in fiscal 2004 as we grow manufacturing capacity. Our Government Group has only recently been formed and gross profit historical results are not sufficient for prediction of future results. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Our various sound products have different margins so product sales mix can materially affect gross profits. We continue to make model changes including raw material and component changes thus changing cost inputs. Margins may vary significantly from period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 370% in fiscal 2003, 301% in 2002 and 271% in 2001. These costs in fiscal 2003 totaled $4,863,711, an increase of $1,817,174 from the $3,046,537 incurred in fiscal 2002. Legal and professional costs increased $1,494,365 to $2,168,967 in fiscal 2003 compared to $674,602 in fiscal 2002. Included in legal and professional costs in 2003 were settlement costs and accruals of $1,233,754 related to our manufacturing contract termination and a dispute regarding and a buyout of NeoPlanar royalties. A total of $585,000 of the settlement costs were paid through issuance of shares of common stock in fiscal 2003. Personnel costs increased from $1,393,973 in fiscal 2002 to $1,562,852 as a result of both new executives and staff increases. We formed the Government Group in fiscal 2003 to focus efforts on LRAD and government business opportunities.

Selling, general and administrative expenses were $2,319,690 in fiscal 2001 and increased to $3,046,537 in fiscal 2002. The major factor accounting for the $726,847 increase was an increase in personnel costs of $504,074 to $1,393,973 in fiscal 2002. During fiscal 2002 we added personnel to begin marketing and support of the introduction of HSS. Professional costs also increased by $203,832 from fiscal 2001 to fiscal 2002.

We incurred non-cash selling, general and administrative expenses in each of the three years. In fiscal 2003 we incurred $410,816 of non-cash compensation from the issuance of 109,844 common shares related to purchased technology and $179,995 for the issuance of stock options and warrants to nonemployees. In fiscal 2002 we had non-cash compensation of $304,920 for services paid through the issuance of 74,129 shares of common stock and $517,836 for the issuance of stock options and warrants to nonemployees. In fiscal 2001 we recorded in selling, general and administrative $136,020 for services paid through the issuance of 36,093 shares of common stock and $20,924 for the issuance of stock options to nonemployees.

We may expend additional resources on marketing our sound technologies in the future periods which may increase selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses declined from fiscal 2002 to 2003. Fiscal 2003 expenses totaled $2,493,351 including $315,636 of NeoPlanar technology amortization. Salaries and benefits and consultant costs accounted for $1,780,345 or 71% of these costs. Fiscal 2002 expenses totaled $3,622,063 including $420,808 of amortization. Salaries and benefits and consultant costs accounted for $2,243,586 or 62% of fiscal 2002 research and development costs. Fiscal 2001 expenses were $3,136,109 including $420,829 of amortization. In fiscal 2002 and 2003 we paid an electronics design consultant partially in stock options and incurred non-cash costs of $183,834 and $47,782. In fiscal 2001 outside cash consulting costs and testing supplies totaled $800,173. These costs increased to $1,066,597 in 2002 and declined to $207,390 in 2003 as we made the transition from research and development to product manufacturing and sales.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2004 research and development costs to remain at comparable levels to fiscal 2003 or at lower levels based on current staffing.

Loss From Operations

Total operating expenses were $7,332,549 in fiscal 2003 compared to $6,689,292 in fiscal 2002 and $5,455,799 in 2001. The increase in fiscal 2003 resulted primarily from the increase in selling, general and administrative costs. Due to this increase and the negative gross profit in fiscal 2003, our loss from operations was $7,561,200. The loss from operations was $6,362,384 in fiscal 2002 and $5,178,733 in 2001. We expect increased product sales in fiscal 2004 to reduce the loss from operations from fiscal 2003 levels.

Other Income (Expense)

The major item in other income (expense) is interest expense. In fiscal 2003 we incurred interest expense of $686,639 which included non-cash amortization of debt discount of $405,000 and $169,753 of interest paid in common stock. In fiscal 2002 we incurred interest expense of $1,872,544 which included non-cash amortization of bond discount of $1,620,000. We incurred no interest expense in 2001. During fiscal 2003 our outstanding long-term debt was converted to equity causing the decline in interest expense from fiscal 2002 to 2003. We do not expect any significant interest costs in fiscal 2004.

Net Loss

The net loss for fiscal 2003 was $8,227,013 comparable to the net loss of $8,220,132 in fiscal 2002. The net loss for fiscal 2001 was $5,046,219.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased during fiscal 2002 and 2003 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased in fiscal 2002 and 2003 by an additional deemed dividend computed from a discount provision in convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $2,409,228 in fiscal 2003, $282,912 in fiscal 2002 and $120,722 in fiscal 2001 increasing the net loss in each year. Accordingly the net loss available to common stockholders was $10,636,241, $8,503,044 and $5,166,941 in fiscal 2003, 2002 and 2001, respectively.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our net cash used in operating activities was $5,457,369 for the year ended September 30, 2003. As of September 30, 2003, the net loss of $8,227,013 included certain expenses not requiring the use of cash totaling $2,448,419 or a net of $5,778,594. In addition, cash was used in operating activities through an increase of $272,063 in inventories, an increase of $77,485 in accounts receivable and an increase of $13,719 in prepaid expenses. Further cash provided by operating activities included a $684,492 decrease in accounts payable and accrued liabilities.

At September 30, 2003, we had accounts receivable of $184,162 as compared to $111,486 at September 30, 2002. This represented approximately 51 days of revenues. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our sound technology components and products. Our receivables can vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the year ended September 30, 2003, we used $108,246 for the purchase of laboratory and computer equipment and software and made a $112,007 investment in patents and new patent applications. We anticipate a continued investment in patents in fiscal 2004. Dollar amounts to be invested on these patents are not currently estimable by management.

At September 30, 2003, we had working capital of $8,484,210 compared to working capital of $554,713 at September 30, 2002.

We have financed our working capital requirements primarily through the sale of common and preferred stock and warrant exercises of stock options, sale of convertible and non-convertible notes and margins from product sales. At September 30, 2003, we had cash of $9,850,358 representing an increase of $8,042,638 from cash at September 30, 2002.

Based on our current cash position and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) expected royalty and licensing proceeds, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of HSS, LRAD and NeoPlanar products will also contribute cash in fiscal 2004. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Our total stockholders’ equity was $9,728,171 at September 30, 2003 compared with a stockholders’ deficit of $884,882 at September 30, 2002. The increase resulted primarily from equity investments during the year offset by the net loss.

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

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Year	4-5 Years	After 5 Years
Capital leases	$12,806	$25,612	$ —	$ —
Operating leases	16,600	33,828	—	—
Employment agreements	232,000	220,000	—	—
Total contractual cash obligations	$261,406	$279,440	$ —	$ —

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $9.8 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $98,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that material information related to ATC, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)        As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)        Except as discussed below, no significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter. During the quarter ended September 30, 2003, we determined that the manner in which information brought to the attention of senior management was evaluated for proper recording in the financial statements should be improved, and we developed new mandatory review procedures for contracts, letters of intent and matters relating to the conduct of litigation.

Limitations. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Certain information required by this Part III is omitted from this Annual Report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2004 (the Proxy Statement).

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers—See “Executive Officers” in Part I, Item 1 hereof.
(b)	Directors—The information required by this Item is incorporated herein by reference to our Proxy Statement.
(c)

Audit Committee Financial Expert—The board of directors has determined that Daniel Hunter is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

(d)

We have adopted a “Code of Business Conduct and Ethics”, a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.atcsd.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Financial Statements:
Report of Independent Certified Public Accountants	F-2
Balance Sheets as of September 30, 2003 and 2002	F-3
Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001	F-4
Statements of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001	F-5
Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001	F-6
Summary of Accounting Policies	F-7 - F-12
Notes to Financial Statements	F-13- F-26
Schedule II – Valuation and Qualifying Accounts	F-27

Exhibit Index

3. Articles and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for March 31, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Bylaws of American Technology Corporation. Filed as Exhibit 2.3 on Form 10-SB effective August 1, 1994

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for September 30, 1996.

10.3	1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992. Filed as Exhibit 6.8 on Form 10-SB effective August 1, 1994.

10.3.1	Standard form of Incentive Stock Option Plan Agreement. Filed as Exhibit 6.8.1 on Form 10-SB effective August 1, 1994.

10.4	1992 Non-Statutory Stock Option Plan. Filed as Exhibit 6.9 on Form 10-SB effective August 1, 1994.

10.5	Sublease agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.

10.6	1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 on Form S-8 dated March 24, 1997.

10.7	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for September 30, 1997.

10.8	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.

10.9	Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 on Form 10-KSB dated December 29, 1998.

10.10	Employment Agreement effective as of October 15, 2002 between the Company and Terry Conrad. Filed as exhibit 10.10 to Form 10-K for the year ended September 30, 2002.

10.11	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.

10.12

Form of 12% Convertible Subordinated Promissory Note due December 31, 2002 aggregating $2,025,000 granted to accredited investors (individual notes differ as to holder, amount and issuance date). Filed as Exhibit 4.11 on Form 8-K dated October 12, 2001.

10.12.1	Amendment to 12% Convertible Subordinated Promissory Note dated November 19, 2002. Filed as Exhibit 10.12.1 to Form 10-K for the year ended September 30, 2002.

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

10.16.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as exhibit 4.6 to Form 8-K dated March 6, 2003.

10.17	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.18

License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as exhibit 10.19 to Form 10-K for the year ended September 30, 2002.

10.19	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 to Form 8-K filed on March 6, 2003.

10.20

Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.21	Employment agreement/offer letter of James M. Irish dated January 27, 2003. Filed as exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003.

10.22	Stock Purchase Warrant exercisable until September 30, 2007 granted to Sunrise Capital, Inc. for 100,000 common shares. Filed as exhibit 4.4 to Form S-3 dated May 29, 2003.

10.23	Stock Purchase Warrant exercisable until April 4, 2008 granted to Jonathan Berg for 50,000 common shares. Filed as exhibit 4.5 to Form S-3 dated May 29, 2003.

10.24	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 to Form 8-K dated July 17, 2003.

10.25	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 to Form 8-K dated July 17, 2003.

10.26

Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 to Form 8-K dated July 17, 2003.

10.27

License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003.* Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.28.1

License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. * Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.28.2	Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003.*

10.29	Employment Agreement of Kalani Jones dated August 28, 2003, as amended.*

10.30	Employment Agreement of Carl Gruenler, as amended.*

23 Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP*

Certifications

31.1

Certification of Elwood G. Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2

Certification of Carl Gruenler, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Principal Executive Officer, and Carl Gruenler, Principal Financial Officer.*

* Filed concurrently herewith

(b) Reports on Form 8-K

We filed a Form 8-K on September 24, 2003 containing disclosure in Item 5, 7 and 12.
We filed a Form 8-K on September 22, 2003 containing disclosure in Item 5 and 7.
We filed a Form 8-K on July 17, 2003 containing disclosure in Item 5 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION December 29, 2003
By	/s/ ELWOOD G. NORRIS
Elwood G. Norris (Chairman of the Board) Principal Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Elwood G. Norris and Carl Gruenler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 29, 2003	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board and Director (Principal Executive Officer)

Date: December 29, 2003	By	/s/ CARL GRUENLER
Carl Gruenler, Vice President, Military Operations and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 29, 2003	By	/s/ RICHARD M. WAGNER
Richard M. Wagner Director

Date: December 29, 2003	By	/s/ DAVID J. CARTER
David J. Carter Director

Date: December 29, 2003	By	/s/ DANIEL HUNTER
Daniel Hunter Director

American Technology Corporation Index to Financial Statements

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
Costa Mesa, CA December 5, 2003

American Technology Corporation

BALANCE SHEETS

September 30,	2003	2002

ASSETS
Current Assets:
Cash	$9,850,358	$1,807,720
Trade accounts receivable, less allowance of $25,000 and $20,191 for doubtful accounts	184,162	111,486
Inventories	408,944	136,881
Prepaid expenses and other	33,849	20,130

Total current assets	10,477,313	2,076,217
Equipment, net	200,262	363,448
Patents, net	1,066,796	1,034,333
Purchased technology, net	—	315,636

Total assets	$11,744,371	$3,789,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$604,343	$733,531
Accrued liabilities:
Payroll and related	463,788	202,432
Deferred revenue	276,708	276,667
Warranty reserve	319,500	6,313
Other	318,849	53,319
Interest on notes	—	240,279
Capital lease short-term portion	9,915	8,963

Total current liabilities	1,993,103	1,521,504

Long-Term Liabilities:
12% Convertible Promissory Notes, net of $-0- and $345,000 debt discount	—	1,380,000
Related party 12% Convertible Promissory Notes net of $-0- and $60,000 debt discount	—	240,000
8% Senior Secured Promissory Notes	—	1,500,000
Capital lease long-term portion	23,097	33,012

Total liabilities	2,016,200	4,674,516

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series C Preferred stock 300,000 shares designated: -0- and 10,000 issued and outstanding, respectively. Liquidation preference of $-0- and $230,510, respectively.	—	—
Series D Preferred stock 250,000 shares designated: 50,000 and 235,400 issued and outstanding, respectively. Liquidation preference of $542,000 and $2,412,046, respectively.	—	2
Series E Preferred stock 350,000 shares designated: 263,250 and -0- issued and outstanding, respectively. Liquidation preference of $2,725,000 and $-0-, respectively.	3	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 19,342,657 and 14,351,476 shares issued and outstanding	193	144
Additional paid-in capital	46,095,032	27,255,016
Accumulated deficit	(36,367,057)	(28,140,044)

Total stockholders’ equity (deficit)	9,728,171	(884,882)

Total liabilities and stockholders’ equity (deficit)	$11,744,371	$3,789,634

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation

STATEMENTS OF OPERATIONS

Years Ended September 30,	2003	2002	2001

Revenues:
Product sales	$1,070,645	$649,020	$815,859
Related party product sales	—	44,077	—
Contract and license	244,781	317,655	39,483

Total revenues	1,315,426	1,010,752	855,342
Cost of revenues	1,544,077	683,844	578,276

Gross profit	(228,651)	326,908	277,066

Operating expenses:
Selling, general and administrative	4,863,711	3,046,537	2,319,690
Research and development	2,493,351	3,622,063	3,136,109
Loss on sales of asset	(24,513)	(11,500)	—
Loss on impairment of equipment	—	32,192	—

Total operating expenses	7,332,549	6,689,292	5,455,799

Loss from operations	(7,561,200)	(6,362,384)	(5,178,733)

Other income (expense):
Interest income	23,293	15,596	130,314
Interest expense	(686,639)	(1,872,544)	—
Other	(2,467)	(800)	2,200

Total other income (expense)	(665,813)	(1,857,748)	132,514

Net loss	(8,227,013)	(8,220,132)	(5,046,219)
Dividend requirements on convertible preferred stock	2,409,228	282,912	120,722

Net loss available to common stockholders	$(10,636,241)	$(8,503,044)	$(5,166,941)

Net loss per share of common stock - basic and diluted	$(0.67)	$(0.60)	$(0.38)

Average weighted number of common shares outstanding	15,857,569	14,193,508	13,563,101

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation
Statements of Stockholders' Equity (Deficit)

Years Ended September 30, 2003, 2002 and 2001

	Convertible Preferred Stock

	Series B		Series C		Series D		Series E		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, September 30, 2000	192,260	2	10,000	—	—	—	—	—	13,282,099	133	21,731,328	(27,895)	(14,873,693)	6,829,875

Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	—	—	315,000	3	224,997	—	—	225,000
For compensation and services	—	—	—	—	—	—	—	—	36,093	—	136,020	—	—	136,020
Conversion of Series B preferred stock	(23,400)	—	—	—	—	—	—	—	70,947	1	(1)	—	—	—
Value assigned to 20,000 options granted for services	—	—	—	—	—	—	—	—	—	—	20,924	—	—	20,924
Write-off of note receivable	—	—	—	—	—	—	—	—	—	—	—	27,895	—	27,895
Debt discount on 12% Convertible Notes	—	—	—	—	—	—	—	—	—	—	800,000	—	—	800,000
Accretion on convertible preferred stock of $120,722	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	—	—	—	(5,046,219)	(5,046,219)

Balance, September 30, 2001	168,860	2	10,000	—	—	—	—	—	13,704,139	137	22,913,268	—	(19,919,912)	2,993,495

Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	—	—	6,250	—	18,750	—	—	18,750
For compensation and services	—	—	—	—	—	—	—	—	74,129	1	304,920	—	—	304,921
Value assigned to 130,000 options granted for services		—	—	—	—	—	—	—		—	256,135	—	—	256,135
Value assigned to 100,000 warrants granted for services	—	—	—	—	—	—	—	—	—	—	218,803		—	218,803
Value assigned to 30,000 options, granted to consultant	—	—	—	—	—	—	—	—	—	—	42,898	—	—	42,898
Debt discount on 12% Convertible Notes	—	—	—	—	—	—	—	—	—	—	1,225,000	—	—	1,225,000
Conversion of Series B preferred stock	(168,860)	(2)	—	—	—	—	—	—	566,958	6	(4)	—	—	—
Issuance of Series D preferred stock, net of offering costs of $78,752	—	—	—	—	235,400	2	—	—	—	—	2,275,246	—	—	2,275,248
Deemed dividends and accretion on convertible preferred stock of $282,912	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	—	—	—	(8,220,132)	(8,220,132)

Balance, September 30, 2002	—	—	10,000	—	235,400	2	—	—	14,351,476	144	27,255,016	—	(28,140,044)	(884,882)

Issuance of Series E preferred stock, net of offering costs of $176,225	—	—	—	—	—	—	343,250	3	—	—	3,256,272	—	—	3,256,275
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	—	—	—	—	408,951	4	1,614,223	—	—	1,614,227
For compensation and services	—	—	—	—	—	—	—	—	109,844	1	410,815	—	—	410,816
For cash at $5.50 per share, net of offering costs of $545,000	—	—	—	—	—	—	—	—	1,818,180	18	9,454,982	—	—	9,455,000
Conversion of Series C preferred stock	—	—	(10,000)	—	—	—	—	—	41,130	—	—	—	—	—
Conversion of Series D preferred stock	—	—	—	—	(185,400)	(2)	—	—	695,266	7	(5)	—	—	—
Conversion of Series E preferred stock	—	—	—	—	—	—	(80,000)	—	253,294	3	(3)	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	347,000	3	903,718	—	—	903,721
Legal settlement at $5.85 per share	—	—	—	—	—	—	—	—	100,000	1	584,999	—	—	585,000
Conversion of 12% convertible subordinated notes	—	—	—	—	—	—	—	—	1,217,516	12	2,435,020	—	—	2,435,032
Issuance of stock options and warrants for services	—	—	—	—	—	—	—	—	—	—	179,995	—	—	179,995
Deemed dividends and accretion on convertible preferred stock of $2,409,228	—	—	—	—	—	—	—	—	—	—		—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	—			(8,227,013)	(8,227,013)

Balance, September 30, 2003	—	$—	—	$—	50,000	$—	263,250	$3	19,342,657	$193	$46,095,032	$—	($36,367,057)	$9,728,171

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation

STATEMENTS OF CASH FLOWS

Years Ended September 30,	2,003	2,002	2001

Increase (Decrease) in Cash
Operating Activities:
Net loss	$(8,227,013)	$(8,220,132)	$(5,046,219)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	549,612	737,248	621,967
Allowance for doubtful accounts	4,809	—	4,139
Warranty reserves	313,187	—	—
Settlement costs paid in fixed assets	—	—	—
Gain on sale of asset	—	(11,500)	—
Common stock issued for services and compensation	410,816	304,920	136,020
Options and warrants granted for services	179,995	517,836	20,924
Common stock issued for legal settlement	585,000	—	—
Write-off of note receivable, officer	—	—	27,895
Write-off of abandoned patents	—	58,138	—
Write down for asset held for sale	—	32,192	—
Amortization of debt discount	405,000	1,620,000	—
Changes in assets and liabilities:
Trade accounts receivable	(77,485)	6,098	116,190
Inventories	(272,063)	60,132	(24,540)
Prepaid expenses and other	(13,719)	47,030	117,320
Accounts payable	(12,188)	411,756	87,974
Accrued liabilities	696,680	256,996	310,077

Net cash used in operating activities	(5,457,369)	(4,179,286)	(3,628,253)

Investing Activities:
Purchase of equipment	(108,246)	(84,080)	(441,616)
Patent costs paid	(112,007)	(305,418)	(246,674)
Proceeds from sales of equipment	—	11,500	—

Net cash used in investing activities	(220,253)	(377,998)	(688,290)

Financing Activities:
Proceeds from issuance of preferred stock	2,432,500	2,354,000	—
Proceeds from issuance of common stock	10,000,000	—	—
Offering costs paid	(721,225)	(78,752)	—
Payments on capital lease	(8,963)	(8,066)	—
Proceeds from issuance of convertible promissory notes	—	1,225,000	800,000
Proceeds from exercise of common stock warrants	221,876	—	—
Proceeds from issuance of senior secured promissory notes	500,000	1,500,000	—
Payments on senior secured promissory notes	(318,155)	—	—
Proceeds from exercise of stock options	1,614,227	18,750	225,000

Net cash provided by financing activities	13,720,260	5,010,932	1,025,000

Net increase (decrease) in cash	8,042,638	453,648	(3,291,543)

Cash, beginning of year	1,807,720	1,354,072	4,645,615

Cash, end of year	$9,850,358	$1,807,720	$1,354,072

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation Summary of Accounting Policies

ORGANIZATION AND BUSINESS

American Technology Corporation (the “Company”), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic Sound (HSS), Long Range Acoustic Device (LRAD), NeoPlanar and Purebass sound technologies.

The Company’s principal markets for its proprietary sound reproduction technologies and products are in North America and Europe.

CONTINUED EXISTENCE AND MANAGEMENT’S PLAN

Other than cash of $9,850,358 at September 30, 2003, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through the sale of preferred stock, exercise of stock options, sale of notes, proceeds from the sale of investment securities and margins from product sales and licensing. Based on the Company’s cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) royalty revenue from licensing agreements, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Management expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g. reserves for accounts receivable and inventory, patent realizability and warranty reserves) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Concentration of credit risk with respect to the trade accounts receivable are limited due to the wide variety of customers and markets that comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. Generally, the Company does not require collateral or other security to support customer receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments.

American Technology Corporation Summary of Accounting Policies

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

INTANGIBLES

Purchased technology is carried at cost, and was amortized over three years. Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

Amortization expense for purchased technology was $315,636, $420,828 and $420,829 for fiscal 2003, 2002 and 2001, respectively. Amortization expense for patents was $79,544, $61,730 and $38,405 for fiscal 2003, 2002 and 2001, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2003 the Company had recorded $9,915 in short-term and $23,097 in long-term capital lease obligations.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN No. 45:

The Company provides a one year warranty for most of its products. See “Warranty Liabilities.”

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

American Technology Corporation Summary of Accounting Policies

REVENUE RECOGNITION

Product sales are recognized in the periods that products are shipped to customers, FOB shipping point, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from on going per unit license fees are earned based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

SHIPPING AND HANDLING COSTS

Amounts paid by customers for shipping and handling are included in product revenues. Actual shipping and handling costs are included in product cost of revenues. Shipping and handling costs were $62,810, $67,850 and $67,977 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

ADVERTISING

Advertising costs are charged to expenses as incurred. The Company expensed $8,695, $-0- and $8,305 for the years ended September 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

WARRANTY LIABILITIES

The Company warrants its products to be free from defects in materials and workmanship for a period ranging up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides direct warranty service. Some agreements with OEM customers require certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 9 for additional information regarding warranties.

INTEREST EXPENSE

Interest expense includes interest expense, redemption premiums and non-cash amortization of debt discount.

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

COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net loss and comprehensive loss for any of the periods presented.

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

SEGMENT INFORMATION

In the fourth quarter of fiscal 2003 the Company organized operations into two segments by the end-user markets they serve. The Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass speakers to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market. See Note 14.

NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accredited dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable into 4,999,522 shares of common stock were outstanding at September 30, 2003, stock options, warrants and convertible preferred stock and notes exercisable into      5,462,166 shares of common stock were outstanding at September 30, 2002 and stock options, warrants and convertible preferred stock exercisable into 3,453,500 shares of common stock were outstanding at September 30, 2001. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during fiscal 2003 and 2002 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock (see Note 6). The net loss available to common stockholders was also increased in fiscal 2002 and 2003 by an additional deemed dividend computed from a discount provision in convertible preferred stock (see Note 6). Such imputed deemed dividends are not included in the Company’s stockholders’ equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company’s series of preferred stock provided for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,	2003	2002	2001

Net loss	$(8,227,013)	$(8,220,132)	$(5,046,219)
Imputed deemed dividends on Series D and E warrants issued with preferrd stock [note 6]	(538,070)	(91,492)	—
Imputed deemed dividends on Series D and E preferred stock [note 6]	(1,683,500)	(104,444)	—
Accretion on preferred stock at 6% stated rate:
Series B preferred stock	—	(16,932)	(108,722)
Series C preferred stock	(6,000)	(12,000)	(12,000)
Series D preferred stock	(65,844)	(58,044)	—
Series E preferred stock	(115,814)	—	—

Net loss available to common stockholders	$(10,636,241)	$(8,503,044)	$(5,166,941)

American Technology Corporation Summary of Accounting Policies

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. The Company provides pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent for all years; expected volatility of 68 to 84 percent in 2003, expected volatility of 63 percent in 2002 and expected volatility of 89 percent in 2001; risk-free interest rates of 4.00 to 6.72 percent; and expected lives of 2.21 to 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

Years Ended September 30,	2003	2002	2001

Net loss available to common shareholders	$(10,636,241)	$(8,503,044)	$(5,166,941)
Plus: Stock-based employee compensation expense included in reported net loss	—	—	—
Less:Total stock-based employee compensation expense determined using fair value based method	(972,896)	(933,704)	(693,270)

Pro forma net loss available to common stockholders	$(11,609,137)	$(9,436,748)	$(5,860,211)

Net loss per common share - basic and diluted - pro forma	$(0.73)	$(0.66)	$(0.43)

Net loss per common share - basic and diluted - as reported	$(0.67)	$(0.60)	$(0.38)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the SFAS issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial statements.

American Technology Corporation Summary of Accounting Policies

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS rescinds FASB No. 4 Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation — Transition and Disclosure—an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements effective October 1, 2002, in its financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of this statement did not have a material impact on the Company’s financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in the 1st quarter of 2003 and has included the new disclosure requirements in the Notes to the Financial Statements.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities.  FIN 46 will require identification of the Company’s participation in variable interests entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest.  For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns.  FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required.  The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows.

RECLASSIFICATIONS

Where necessary, prior year’s information has been reclassified to conform with the fiscal 2003 statement presentation.

American Technology Corporation Notes to the Financial Statements

1. INVENTORIES

Inventories consisted of the following at September 30,	2003	2002
Finished goods	$13,690	$78,361
Work in process	182,638	—
Raw materials	232,616	78,520
	428,944	156,881
Reserve for obsolescence	(20,000)	(20,000)
	$408,944	$136,881

2. EQUIPMENT

Equipment consisted of the following at September 30,	2003	2002
Machinery and equipment	$571,927	$702,219
Office furniture and equipment	480,536	365,611
Leasehold improvements	198,491	198,491
	1,250,955	1,266,321
Accumulated depreciation	(1,050,692)	(902,873)
Net equipment	$200,262	$363,448

Depreciation expense was $157,404, $254,690 and $162,733 for the years ended September 30, 2003, 2002 and 2001, respectively.

3. INTANGIBLES

Purchased Technology

In April 2000, the Company acquired all rights to certain loudspeaker technology. The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company was obligated to pay up to an additional 159,843 shares of common stock contingent upon the achievement of certain performance milestones relating to gross revenues from the purchased technology. During fiscal 2002 the Company issued 50,000 shares of the contingent common stock recording compensation expense of $210,000 at an estimated fair market value of $4.20 per share and during fiscal 2003 issued the balance of 109,844 shares of the contingent common stock recording compensation expense of $410,816. Two principals involved with the purchased technology were employed under three year agreements which terminated on February 15, 2003.

Purchased technology consisted of the following at September 30,	2003	2002
Cost	$1,262,500	$1,262,500
Accumulated depreciation	(1,262,500)	(946,864)
Net purchased technology	$—	$315,636

Patents

Patents consisted of the following at September 30,	2003	2002
Cost	$1,287,058	$1,175,647
Accumulated depreciation	(220,262)	(141,314)
Net patent	$1,066,796	$1,034,333

American Technology Corporation Notes to the Financial Statements

Aggregate Amortization Expense for Intangibles

Aggregate amortization expense for the Company’s intangible assets are summarized as follows. In addition to amortization, the Company wrote off $58,138 of patent costs during the year ended September 30, 2002.

Years Ended September 30,	2003	2002	2001

Purchased technology	$315,636	$420,828	$420,829
Patents	79,544	61,730	38,405
	$395,180	$482,558	$459,234

Estimated Amortization Expense Years Ended September 30,
2004	$86,300
2005	86,300
2006	86,300
2007	86,300
2008	86,300
Thereafter	635,296

4. INCOME TAXES

Income taxes consisted of the following:

Years ended September 30,	2003	2002	2001
Deferred (benefit)
Federal	$(2,801,000)	$(2,053,000)	$(1,815,000)
State	(494,000)	(362,000)	(320,000)
	(3,295,000)	(2,415,000)	(2,135,000)
Change in valuation allowance	3,295,000	2,415,000	2,135,000
	$—	$—	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years ended September 30,	2003	2002	2001
Income taxes (benefit) computed at the federal statutory rate	$(2,797,000)	$(2,795,000)	$(1,716,000)
Tax effect of change in valuation allowance	3,295,000	2,415,000	2,135,000
Nondeductible compensation interest expense and other	30,000	957,000	13,000
State income taxes (benefit), net of federal tax benefit	(494,000)	(493,000)	(303,000)
Other	(34,000)	(84,000)	(129,000)
	$—	$—	$—

American Technology Corporation Notes to the Financial Statements

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2003 and 2002 are as follows:

Deferred tax assets:	2003	2002

Net operating loss carryforwards	$12,382,000	$9,304,000
Research and development credit	220,000	185,000
Equipment	176,000	93,000
Purchased technology	93,000	151,000
Accruals and other	341,000	186,000
Allowances	10,000	8,000

Gross deferred tax asset	13,222,000	9,927,000
Less valuation allowance	(13,222,000)	(9,927,000)

	$—	$—

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

At September 30, 2003, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $28,500,000 which expire through 2024 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

5. SENIOR SECURED AND CONVERTIBLE SUBORDINATED PROMISSORY NOTES

8% Senior Secured Promissory Notes

On September 30, 2002, the Company issued to accredited investors 8% Senior Secured Promissory Notes (“Senior Notes”) for cash proceeds of $1,500,000. The Senior Notes were due on the earlier to occur of (i) December 31, 2003 or (ii) when declared due and payable by the Holder upon the occurrence of an Event of Default (the “Maturity Date”) and were secured by accounts receivable, certain equipment and inventory. In January 2003 the Company received an additional $500,000 in cash proceeds on the Senior Notes. In February 2003 a total of $1,000,000 of Senior Note principal was converted into shares of Series E Preferred Stock (see Note 6). Accrued interest and a redemption premium of $13,333 was paid in cash at conversion. In June 2003 $681,845 of Senior Note principal was applied to the exercise of 259,500 warrants and in July 2003 the remaining principal balance of $318,155 plus accrued interest and a redemption premium of $13,333 was paid in cash pursuant to the redemption terms of the Senior Notes triggered by the Company’s July 2003 private placement of common stock and warrants.

12% Convertible Subordinated Promissory Notes

In September and October 2001, the Company sold for cash in a private offering an aggregate of $2,025,000 of unsecured 12% Convertible Subordinated Promissory Notes (“Notes”) to accredited investors and related parties. The Notes were originally due December 31, 2002, but the maturity date was extended to December 31, 2003 by amendment dated November 19, 2002. The principal and interest amount of each Note was convertible, at the election of the Note holder one or more times into fully paid and nonassessable shares of common stock at a price of $2.00 per share. Each purchaser was granted a warrant to purchase one common share of the Company at $2.00 per share until September 30, 2006 (the “Warrant”) for each $2.00 of Notes (aggregate Warrants exercisable into 1,012,500 shares). As of September 30, 2003 a total of 887,500 of these warrants were outstanding.

In connection with the Notes and Warrants, the Company recorded a $2,025,000 discount to the notes to reflect the value of the beneficial conversion feature of the Notes and the value of the Warrants. The Warrants were valued using the Black-Scholes model and the value was reflected as a discount to the debt. This debt discount was amortized as non-cash interest expense over the original term of the Notes. For the years ended September 30, 2003 and 2002, $405,000 and $1,620,000 was amortized as non-cash interest expense, respectively.

American Technology Corporation Notes to the Financial Statements

In June 2003 the Company exercised its right to call the Notes for mandatory conversion into shares of common stock. The principal of the Notes of $2,025,000 and accrued interest of $410,032 was converted into 1,217,516 shares of common stock.

6. STOCKHOLDERS’ EQUITY

Common Stock

In July 2003 the Company obtained gross proceeds of $10,000,000 from an offering of common stock and warrants. The offering included 1,818,180 shares of common stock at a purchase price of $5.50 per share and warrants to purchase 454,547 shares of common stock with an exercise price of $6.75 per share. The warrants are exercisable until July 10, 2007. The warrants contain certain antidilution rights if we sell common stock equivalents, as defined, below $6.75. Offering costs were $545,000.

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

The following is a summary of the terms of the preferred stock series outstanding during the three fiscal years ended September 30, 2003.

Preferred Series	Issuance Date	Aggregate Purchase Price	Number of Shares Authorized/ Issued	Terms

6% Series B issued at $10.00 per share	December 1998 and January 1999	$2,500,000	250,000/250,000

Purchase price plus 6% accretion convertible at lower of $5.00 per share or 92% of market but not less than $3.50 per share. Callable at market price of $12.00 per share. Automatic conversion to common stock on November 30, 2001.

6% Series C issued at $20.00 per share	March 2000	$6,000,000	300,000/300,000

Purchase price plus 6% accretion convertible at lower of $8.00 per share or 92% of market but not less than $5.75 per share. Callable at market price of $20.00 per share. Automatic conversion to common stock on March 31, 2003.

6% Series D issued at $10.00 per share	May 2002	$2,354,000	250,000/235,400

Purchase price plus 6% accretion convertible at lower of $4.50 per share or 90% of market but not less than $2.00 per share, subject to antidilution adjustment. Callable at market price of $9.50 per share. Automatic conversion to common stock on June 30, 2006.

6% Series E issued at $10.00 per share	March 2003	$3,432,500	350,000/343,250

Purchase price plus 6% accretion convertible at lower of $3.25 per share or 90% of market but not less than $2.00 per share, subject to antidilution adjustment. Callable at market price of $9.50 per share. Automatic conversion to common stock on December 31, 2006.

American Technology Corporation Notes to the Financial Statements

The above preferred shares were sold for cash except that $1,000,000 of the Series E Stock purchase price resulted from the conversion of Senior Notes. In connection with the Series C Stock financing, the Company issued a warrant to purchase 75,000 shares of common stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant issued as a placement fee was $468,783.

At September 30, 2003 all of the Series B and Series C Stock had been converted into common stock. At September 30, 2003 the remaining 50,000 shares of Series D Stock would have been convertible into 120,556 shares of common stock and the remaining 263,250 shares of Series E Stock would have been convertible into 838,890 shares of common stock.

The Company granted warrants with each issuance of preferred stock. The cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount and the value of the warrants is recorded as a deemed dividend and accreted over the conversion period of the preferred stock. The following table summarizes values assigned as a deemed dividend for the value of the warrants and the beneficial conversion feature on each preferred stock issuance.

					Deemed Dividend

Preferred Series	Issuance Date	Number Of Warrants	Warrant Exercise Price	Warrant Expiration Date	Value Assigned To Warrants	Value Of Beneficial Conversion Discount

6% Series B	December 1998 and January 1999	250,000	$6.00	11/30/01	$595,000	$656,000
6% Series C	March 2000	300,000	$11.00	3/31/03	$1,478,000	$2,509,000
6% Series D	May 2002	517,880	$3.01	3/31/07	$1,029,519	$994,310
6% Series E	March 2003	514,875	$3.25	12/31/07	$755,500	$2,677,000

The Series D warrants were originally exercisable at $4.50 per common share and valued at $871,000. The Series E financing resulted in a repricing of the Series D Warrants to $3.01 per common share and an additional $158,519 was assigned to the warrant value. The Series D Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 78 percent; risk free interest rate of 4.94 percent; and an expected life of five years. The Series E Warrants were valued using the Black-Scholes model with a dividend yield of zero percent; expected volatility of 76.5 percent; risk free interest rate of 4.0 percent; and an expected life of five years.

American Technology Corporation Notes to the Financial Statements

The following table summarizes information about the deemed dividend activity commencing in May 2002. Other than 6% per annum accretion on Series B and C there was no deemed dividend for fiscal 2001.

	Number

	Series D Preferred Shares	Series D Warrants	Series E Preferred Shares	Series E Warrants	Balance of Deemed Dividend

Series D Issued in May 2002	235,400	517,880	—	—	$1,865,310
Fiscal 2002 accretion	—	—	—	—	(195,936)

Balance September 30, 2002	235,400	517,880			1,669,374
Series E Issued in February 2003	—	—	343,250	514,875	3,432,500
Deemed dividend on preferred stock converted	(185,400)	—	(80,000)	—	(1,324,224)
Additional deemed dividend on D warrant repricing					158,519
Deemed dividend on warrants exercised		(22,000)		(120,000)	(215,904)
Accretion on outstanding Series D and E Stock					(681,442)

Balance September 30, 2003	50,000	495,880	263,250	394,875	$3,038,823

Total deemed dividend accretion Fiscal 2003					$(2,221,570)

Stock Purchase Warrants

A summary of the status of outstanding stock purchase warrants outstanding as of September 30, 2001, 2002 and 2003 and the changes during the years then ended is presented below:

	Number	Average Purchase Price

Shares purchasable under outstanding warrants at October 1, 2000	715,000	$9.60
Stock purchase warrants issued	400,000	$2.00
Stock purchase warrants exercised	—
Stock purchase warrants expired	—

Shares purchasable under outstanding warrants at September 30, 2001	1,115,000	$6.87
Stock purchase warrants issued	1,230,380	$3.26
Stock purchase warrants exercised	—
Stock purchase warrants expired	(240,000)	$6.00

Shares purchasable under outstanding warrants at September 30, 2002	2,105,380	$4.85
Stock purchase warrants issued	1,019,422	$4.83
Stock purchase warrants exercised	(347,000)	$2.60
Stock purchase warrants expired	(350,000)	$11.71

Shares purchasable under outstanding warrants at September 30, 2003	2,427,802	$3.85

American Technology Corporation Notes to the Financial Statements

At September 30, 2003, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price	Expiration Date

50,000	$10.00	January 5, 2004
75,000	$11.00	March 31, 2005
837,500	$2.00	September 30, 2006
495,880	$3.01	March 31, 2007
454,547	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
364,875	$3.25	December 31, 2007
50,000	$3.63	April 8, 2007

2,427,802

The $3.01 warrants, the $3.25 warrants and the $6.75 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

7. BENEFIT PLANS

2002 Stock Option Plan

The Company has a Stock Option Plan, expiring September 30, 2012, reserving the issuance of 2,350,000 shares of common stock (“2002 Plan”). The options issued under the 2002 Plan may, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors, of options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares will not be less than 110 percent of the fair market value of the shares on the date of grant. Any options granted under the 2002 Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder).

As of September 30, 2003, there were options outstanding covering 892,974 shares of common stock under the 2002 Plan. Shares subject to options under the 1997 Stock Option Plan or the 2002 Plan that expire, are cancelled or terminated without being exercised, become available for future grants under the 2002 Plan. Accordingly, there were 719,025 shares available for future option grants under the 2002 Plan at September 30, 2003.

1997 Employee Stock Compensation Plan (“ESC)

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

American Technology Corporation Notes to the Financial Statements

1997 Stock Option Plan

The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of the Company’s common stock. The Board terminated the 1997 Plan with respect to new grants on August 1, 2002. The 1997 Plan remains in effect for grants prior to that date. Any options granted under the 1997 Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2003, there were options outstanding covering 541,800 shares of common stock under this Plan.

Other Stock Options

During the fiscal year ended September 30, 2002, the Company granted to two employees an aggregate of 200,000 stock options exercisable at $4.50 per share until April 25, 2006. For the fiscal year ended September 30, 2001, the Company granted to the Board of Directors an aggregate of 140,000 stock options exercisable at $3.62 per share until November 2005. As of September 30, 2003 there were options remaining outstanding covering 202,500 shares of common stock.

Non-Cash Compensation Expense

During the fiscal year ended September 30, 2003, the Company recorded non-cash compensation expense of $25,597 for the granting of 13,000 options under its stock options plans to non-employees. For the fiscal year ended September 30, 2002, the Company recorded non-cash compensation expense of $115,199 for the granting of 55,000 options under its stock options plans to non-employees. For fiscal 2001, the Company recorded non-cash compensation expense of $20,924, for the granting of 20,000 options under its stock options plans to non-employees.

In October 2001, the Company granted a total of 110,000 stock options to a consultant under the 1997 Plan in conjunction with related development and manufacturing agreements. Options to purchase 65,000 shares of common stock vest depending on project milestones. The Company estimated the period required to complete the specified milestones each reporting period and recorded consulting expense based on the market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense was adjusted each reporting period until vesting occurs. The Company recorded consulting expense of $87,179 for the Black Scholes value of 30,000 milestone options vested in fiscal 2002 and consulting expense of $47,782 for the Black Scholes value of 10,000 milestone options vested in fiscal 2003. Options to purchase 45,000 shares of common stock vest based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company also recorded consulting expense of $96,655 for the Black Scholes value of 45,000 performance options vested during the year ended September 30, 2002.

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

American Technology Corporation Notes to the Financial Statements

Stock Option Summary Information

A summary of the status of the Company’s stock option plans as of September 30, 2003, 2002 and 2001 and the changes during the years ended on those dates is presented below:

	Number	Weighted Average

Fiscal 2001:
Outstanding October 1, 2000	1,153,833	$5.20
Granted	660,000	$3.21
Canceled/expired	(160,633)	$6.09
Exercised	(315,000)	$0.71

Outstanding September 30, 2001	1,338,200	$2.23

Exercisable at September 30, 2001	809,450	$2.18

Weighted average fair value of options granted during the year		$1.67

Fiscal 2002:
Outstanding October 1, 2001	1,338,200	$2.23
Granted	510,000	$3.97
Canceled/expired	(382,775)	$8.17
Exercised	(6,250)	$3.00

Outstanding September 30, 2002	1,459,175	$3.97

Exercisable at September 30, 2002	1,090,575	$3.93

Weighted average fair value of options granted during the year		$1.37

Fiscal 2003:
Outstanding October 1, 2002	1,459,175	$3.97
Granted	979,000	$3.96
Canceled/expired	(416,950)	$3.86
Exercised	(408,951)	$3.95

Outstanding September 30, 2003	1,612,274	$4.00

Exercisable at September 30, 2003	998,722	$3.79

Weighted average fair value of options granted during the year		$1.78

The following table summarizes information about stock options outstanding at September 30, 2003:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Prices

$2.50 - $3.62	1,078,874	3.31	$3.17	697,696	$3.11
$4.00 - $4.50	173,500	2.94	$4.43	128,438	$4.40
$5.00 - $6.38	246,600	2.72	$5.62	134,288	$5.34
$7.25 - $9.03	113,300	3.53	$7.70	38,300	$8.58

$2.50 - $9.03	1,612,274	3.20	$4.00	998,722	$3.79

Employee Benefit - 401K Plan

On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2003, 2002 and 2001, the Company made matching contributions of approximately $18,675, $20,151 and $18,539 respectively.

American Technology Corporation Notes to the Financial Statements

8. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company’s executive offices, research and development and operational facilities in San Diego, California, were occupied under a lease which expired in July 2003.  The Company continues to occupy this space on a month to month basis. The Company is in the process of negotiating an amendment of its lease agreement to extend the term through July 2006. The Company occupies approximately 23,500 square feet of office, laboratory, production and warehouse space in these premises with aggregate monthly payments of approximately $16,000, exclusive of utilities and costs. This monthly rent is expected to increase to approximately $28,200 per month upon execution of the lease amendment.

The Company rents on a monthly basis office space utilized for development and production of its NeoPlanar technology in Carson City, Nevada. The Company occupies approximately 2,200 square feet with a monthly payment of $1,210 excluding utilities.

The Company’s east coast office for its Government Group is located in Topsham, Maine. The Company has a one year lease expiring in August 2004 for 600 square feet of office space with a monthly payment of $919.

Facility rent expense recorded by the Company for the years ended September 30, 2003, 2002 and 2001 was $194,025, $185,742 and $178,457, respectively.

Operating Leases

The Company has one automobile lease obligation with a term of 39 months. The lease will expire as of May 2006. The Company has one business equipment lease with a term of 60 months expiring as of September 2007. These leases are reported as operating leases within the financial statements. The obligations under these leases are as follows:

Year ending September 30:

2004	$16,600
2005	$16,600
2006	$11,276
2007	$5,952

Employment Agreements

The Company has employment agreements with one executive officer and two key employees. The executive officer agreement’s original term has expired and is on a month to month basis. The two key employee agreements expire in September 2004 and 2006. The minimum annual salaries under the two agreements with remaining terms is $232,000 per year in the aggregate. One agreement provides for up to nine months severance for certain terminations.

Litigation

In September 2003, the Company filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgement to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall.  The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas.  The Company amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants.  For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as “ESI.”  In November 2003, the Company filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years.  In June 2002, the Company and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. The Company believes the amendment was invalid as it was given in consideration for a large order from ESI which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, the Company gave notice to ESI of termination of the ESI License Agreement. The Company based its termination on its belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories.  Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement.  ESI did not tender a cure within such sixty day period.

American Technology Corporation Notes to the Financial Statements

The defendants in these cases have filed a cross-complaint against the Company alleging breach of contract in connection with the ESI License Agreement and the stock options granted to Mr. Endsley and Mr. Paschall, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, fraud, and violation of California Business and Professions Code §17200.  The defendants seek actual and punitive damages in unstated amounts and other relief.

The Company intends to vigorously pursue its complaints against the defendants in these cases, and to vigorously challenge the defendants’ cross-complaint.

Related to the Company’s April 2000 purchase of the NeoPlanar speaker technology, the Company has been in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. The Company agreed to arbitrate the dispute in front of a single arbitrator in Seattle, Washington.  The technology purchase agreement required a minimum royalty in 2002 to maintain exclusive film supply. The Company believes the minimum royalty for 2002 was not due and film exclusivity was terminated. In September 2003 the Company accrued $292,500 as the estimated cost to settle this matter and to buyout all future per unit film royalties. In December 2003 the Company reached a non-binding agreement to settle this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock. However, the definitive documentation for this settlement is still under negotiation and the dispute may not therefore settle on the foregoing terms.

In August 2003 the Company reached an agreement and in September 2003 the Company settled litigation related to the termination of an outside contract manufacturer, Horizon Sports Technologies, Inc. d/b/a HST. As part of the settlement the Company acquired raw materials and equipment for production valued at approximately $145,000. The Company paid settlement costs of $313,000 and recorded additional settlement costs for the $585,000 value assigned to 100,000 shares of common stock issued to HST. As part of the settlement, HST also entered into a nonexclusive royalty-bearing license to manufacture and sell speakers based on the Company’s Stratified Field technology and PureBass subwoofer technology and the Company transferred to HST tooling valued at approximately $43,000.

The Company may at times be involved in litigation in the ordinary course of business. Except as set forth above, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Royalties

The Company is obligated to pay a $2.50 per unit royalty on one electronic component for its HSS product. The Company is also obligated to pay an officer and director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which the Company sells products or licenses technologies subject to any patent assigned to it by the officer/director. No royalties were paid under this agreement in the fiscal years ended September 30, 2003 or 2002, as such royalties were waived by the officer/director. The Company may owe royalties in future periods based on actual sales or technology revenues.

9. WARRANTY LIABILITIES

Details of the estimated warranty liability are as follows:

Fiscal Year Ending September 30:	2003	2002

Beginning balance	$6,313	$6,313
Warranty provision	313,187	—
Warranty payments	—	—

Ending balance	$319,500	$6,313

Due to performance failures of some of the Company’s first generation of HSS speaker systems resulting primarily from failure of an emitter component, the Company expects to replace emitters on approximately 700 Generation I HSS units. At September 30, 2003 a total of $275,000 of the warranty reserve was scheduled for this replacement program.

American Technology Corporation Notes to the Financial Statements

10. EQUIPMENT UNDER CAPITAL LEASE

On October 1, 2001, the Company entered into a capital lease obligation for the purchase of a phone system. The lease expires September 11, 2006 and bears interest at 10.1%, with monthly principal and interest payments of $1,067. Future minimum lease payments and the present value of the minimum lease payments under the noncancelable lease obligation as of September 30, 2003 are as follows:

Year ending September 30:

2004	$12,806
2005	12,806
2006	12,806

Total:	$38,418

Total future minimum lease payments	$38,418
Less amounts representing interest	(5,406)

Present value of minimum lease payments	33,012
Less current maturities	(9,915)

Total long-term obligations	$23,097

At September 30, 2003, property and equipment includes equipment under capital lease obligations with a total cost of $50,041 and accumulated amortization of $20,016.

11. MAJOR CUSTOMERS

For the fiscal year ended September 30, 2003, revenues from one individual customer accounted for 24% of total revenue. No other customer accounted for more than 10% of revenue. For the fiscal year ended September 30, 2002, revenues from three individual customers accounted for 19%, 12% and 11% of total revenue. For the fiscal year ended September 30, 2001, revenues from two individual customers accounted for 23% and 10% of total revenue.

12. SUPPLIER AGREEMENTS

During fiscal 2001 and 2002, the Company had relationships with a number of high quality, low-cost foreign manufacturers who provided the Company with a diverse line of consumer electronic products. In fiscal 2003 the Company reduced its marketing emphasis on portable consumer products in order to focus financial, personnel and facility resources on sound technologies.

The Company is reliant on one supplier for film for its HSS product and is making efforts to obtain alternative suppliers to reduce its reliance thereon. The Company could be materially impacted if it loses its current film supplier and is unable to find an alternative supplier.

13. RELATED PARTY TRANSACTIONS

In September 2001, a family trust for which Mr. Elwood G. Norris, Chairman of the Company serves as trustee purchased $250,000 in principal amount of the Company’s 12% Convertible Subordinated Promissory Notes, and in connection with such purchase, received a warrant to purchase 125,000 shares of Common Stock. The purchase by such trust was on the same terms as those offered to the other purchasers in the same financing. In November 2002, the Company and a majority of the holders of such notes agreed to extend the maturity date of the notes, including the note held by Mr. Norris’ trust, from December 31, 2002 to December 31, 2003.

On April 19, 2002, the Company offered to shareholders and employees the opportunity to purchase limited edition NeoPlanar Speaker Systems with Purebass Subwoofers. During fiscal 2002 a total of 45 systems were sold for cash receipts of $44,077.

American Technology Corporation Notes to the Financial Statements

14. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. In the fourth quarter of fiscal 2003 the Company organized operations into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass speakers to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is based on gross profit. Although the segments became separately managed only in the last quarter of fiscal 2003, the Company has segmented historical operations for comparable customers for comparison.

Years Ended September 30,	2003	2002	2001

Revenues:
Business Group	$861,091	$922,542	$855,342
Government Group	454,335	88,210	—

	$1,315,426	$1,010,752	$855,342

Gross Profit (Loss):
Business Group	$(501,748)	$256,779	$277,066
Government Group	273,097	70,129	—

	$(228,651)	$326,908	$277,066

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on location of customer. There were no material foreign sales in fiscal 2002 and 2001.

Year Ended September 30,	2003

Revenues:
United States	$1,167,120
Other	148,306

$1,315,426

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Year ended September 30,	2003	2002	2001

Supplemental Information:
Cash paid for interest	$111,886	$12,265	$—
Cash paid for taxes	$2,467	$800	$800
Non-cash financing activities:
Senior notes applied to warrant exercise	$681,845	—	—
Senior notes applied to purchase of Series E stock	$1,000,000	—	—
Issuance of stock warrants in connection with convertible debt	—	$624,750	$384,000
Purchase of computer equipment with capital lease	—	$50,041	—
12% subordinated notes and interest converted to common stock	$2,435,032	—	—
Sale of equipment for accounts payable	$117,000	—	—
Common stock issued on conversion of Series B stock	—	$2,101,413	$274,186
Common stock issued on conversion of Series C stock	$236,498	—	—
Common stock issued on conversion of Series D stock	$1,935,559	—	—
Common stock issued on conversion of Series E stock	$823,208	—	—

American Technology Corporation Notes to the Financial Statements

16. SUMMARIZED QUARTERLY RESULTS (unaudited)

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

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$423,299	$237,942	$313,612	$340,573
Gross Profit (Loss) (1)	101,664	(112,842)	127,511	(344,984)
Net loss	($1,731,645)	($1,854,306)	($2,382,652)	($2,258,410)
Loss per Share (2)	($0.13)	($0.18)	($0.19)	($0.12)

Fiscal 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$256,621	$199,433	$235,691	$319,007
Gross Profit (Loss) (1)	140,162	77,048	76,693	33,005
Net loss	($1,709,141)	($1,975,483)	($2,152,066)	($2,383,442)
Loss per Share (2)	($0.12)	($0.14)	($0.16)	($0.18)

(1)	Gross profit is calculated by subtracting cost of revenues from total revenues.

(2)

Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

American Technology Corporation Schedule II - Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period

Year ended September 30, 2003	$20,191	4,809	—	$25,000

Year ended September 30, 2002	$20,191	—	—	$20,191

Year ended September 30, 2001	$20,000	4,139	3,948	$20,191

RESERVE FOR OBSOLESCENCE

Description	Balance at Beginning Of period	Charged to Cost	Deductions	Balance At end of Period

Year ended September 30, 2003	$20,000	—	—	$20,000

Year ended September 30, 2002	$20,000	—	—	$20,000

Year ended September 30, 2001	$20,000	—	—	$20,000

WARRANTY RESERVE

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period

Year ended September 30, 2003	$6,313	313,187	—	$319,500

Year ended September 30, 2002	$6,313	—	—	$6,313

Year ended September 30, 2001	$6,313	—	—	$6,313