Form 10-K/A
period 2003-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2004-01-28
CIK 924383

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

Common Stock, $.00001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ SmallCap Market on March 31, 2003) was $41,118,484.*

The number of shares of Common Stock, $.00001 par value, outstanding on January 15, 2004, was 19,450,157.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2003. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation ("we" or "us") as an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 to amend and restate Part III, Items 10-14, and Part IV, Item 15, in their entirety.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers, their ages, positions held and duration as director, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	65	Chairman and Director	1980
Richard M. Wagner	58	Director	1986
David J. Carter	55	Director	1998
Daniel Hunter	53	Director	2001
Kalani Jones	40	Chief Operating Officer	n/a
Carl Gruenler	50	Vice President, Military Operations and Interim Chief Financial Officer	n/a
Bruce Ehlers	45	Vice President Engineering	n/a
Joseph A. Zerucha	40	Vice President Sales and Marketing	n/a

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. We have however entered into employment agreements with each of our executive officers, which are described in Part III, Item 11 below under the heading "Employment Agreements."

Biographical Information

Biographical information on Mr. Norris, Mr. Jones, Mr. Gruenler, Mr. Ehlers and Mr. Zerucha is contained in Part I, Item 1 above under the heading "Executive Officers."

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

David J. Carter was appointed as a director in September 1998. From January 1999 to January 2000, he was Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant--Marketing and Business Strategy for General Electric Company. His career has included technical positions at Temple Barker & Sloane, Inc., Decision Research Corp. and Johnson & Johnson. He obtained a B.A. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

Daniel Hunter was appointed as a director in May 2001. Mr. Hunter has been a licensed certified public accountant for the past twenty-five years. He obtained his accounting degree from the University of Utah in 1975. For the past twenty years, Mr. Hunter has operated his own law offices specializing in business and tax law. He obtained his Juris Doctor degree from the University of Seattle in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2003, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except that Renee Warden, Elwood G. Norris, James Irish and James Croft each filed late one Form 4 report each disclosing one transaction.

Audit Committee Financial Expert

The board of directors has determined that Daniel Hunter is an "audit committee financial expert" and "independent" as defined under applicable SEC and NASDAQ rules. The board's affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

Code of Business Conduct and Ethics

We have adopted a "Code of Business Conduct and Ethics", a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.atcsd.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

Item 11. Executive Compensation

Compensation of Directors

No direct or indirect remuneration was paid or became payable by us to the directors in their capacity as directors during fiscal 2003. We do not anticipate paying during the fiscal year ending September 30, 2004 any direct or indirect remuneration to any director in his capacity as director other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock option grants.

Summary Compensation Table

There is shown below information concerning the compensation of each person who served as our Chief Executive Officer ("CEO") during the fiscal year ended September 30, 2003 and two additional individuals that served as executive officers during the fiscal year ended September 30, 2003 but were no longer serving at the end of the fiscal year (each a "named executive officer"). None of our other executive officers serving at the end of the fiscal year ended September 30, 2003 earned more than $100,000 in salary and bonus in such year.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Long Term Compensation Securities Underlying Options (#)	All Other Compensation
Elwood G. Norris,	2003	$132,308	-	-	100,000	$2,054 (1)
Chairman	2002	$124,615	-	-	-	$1,800 (1)
	2001	$124,615	-	-	75,000	$1,800 (1)

James M. Irish,	2003	$94,548	-	-	200,000	$293,148 (2)
Former Chief Executive Officer

Terry Conrad,	2003	$138,269	-	-	-	$1,301 (1)
Former President (3)	2002	$129,007	$19,000	-	-	-
	2001	$129,808	$40,000(4)	-	-	-

James Croft III,	2003	$122,000	-	$22,638 (6)	91,000	$1,892 (1)
Former Senior VP of Research	2002	$122,000	-	$19,200 (6)	20,000	$1,821 (1)
and Development (5)	2001	$111,120	-	$10,338 (6)	55,000	$1,667 (1)

(1)	Represents matching 401(k) contributions.
(2)	Represents separation compensation paid on termination of employment of $258,423 and moving and temporary living expenses of $34,725.
(3)

Mr. Conrad served as President from October 2000 until his resignation as an executive officer in June 2003. Amounts include compensation for each full year. Mr. Conrad's employment with us ceased in January 2004.

(4)	Applied to cancel note.
(5)

Mr. Croft was appointed as an executive officer (Senior VP of Research and Development) in March 2003 and served as an executive officer until September 2003 when he assumed the duties of Chief Technology Officer, which is deemed a non-executive position. Amounts include compensation for the entire fiscal year.

(6)	Represents royalties paid.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended September 30, 2003, 2002, or 2001, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above.

Option Grants

Shown below is further information on grants of stock options in fiscal 2003 to the named executive officers reflected in the Summary Compensation Table shown above for fiscal 2003.

Option Grants for Fiscal Year Ended September 30, 2003

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Elwood G. Norris	55,096	5.6%	$3.63	5/9/08	$32,051	$ 92,819
	44,904	4.6%	$3.30	5/9/08	$40,940	$ 90,467

James M. Irish	100,000 (2)	10.2%	$3.30	5/9/08	$91,173	$201,468
	100,000 (2)	10.2%	$3.43	2/10/08	$94,765	$209,405

James Croft III	51,000	5.1%	$3.18	1/27/08	$44,807	$99,013
	40,000	4.0%	$3.30	5/9/08	$36,469	$80,587

(1)	These options were granted under our 2002 Stock Option Plan. These options have an exercise price that was equal to or greater than the fair market value on the date of grant. Such options vest according to terms of option agreement, with vesting being contingent upon continued service with our company.
(2)	These options were cancelled in September 2003 in connection with termination of Mr. Irish's employment.
(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Option Exercises and Fiscal Year-End Values

Number of Unexercised Options Held At September 30, 2003	Value of Unexercised In-The-Money Options At September 30, 2003 (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Elwood G. Norris	-	-	121,000	75,000	$299,505	$192,614
James M. Irish	(2)	(2)	-	-	-	-
Terry Conrad	50,000	$143,500	98,250	28,750	$209,788	$66,562
James Croft III	-	-	128,500	37,500	$335,995	$94,125

(1)	Based on the last sale price at the close of business on September 30, 2003 of $6.05 per share.
(2)

As a part of Mr. Irish severance agreement his 200,000 options, of which 50,000 had vested, were cancelled in September 2003. $202,750 of Mr. Irish's severance compensation was allocated to compensation for termination of stock options. See "Employment Arrangements" below.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2003, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Employment Arrangements

Mr. Elwood G. Norris - Effective September 1, 1997, we entered into a three year employment contract with Mr. Norris, for his services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chairman under the term of this agreement. The agreement, as amended by the Compensation Committee, provides for a base salary to $16,667 per month. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. We are also obligated to pay Mr. Norris certain royalties. See Item 13 -- "Certain Relationships and Related Transactions" below.

Mr. James Irish - Effective February 10, 2003, we entered into a 90-day engagement letter with Mr. Irish to serve as Chief Executive Officer. Upon completion of the 90-day term we expected to enter into a three-year employment contract. The engagement letter provided for a base salary of $12,500 per month, subject to review by the Board of Directors from time to time in its discretion. The engagement letter also provided that Mr. Irish would participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Irish agreed not to disclose trade secrets and agreed to assign certain inventions to us during employment. No employment agreement was executed and Mr. Irish resigned in September 2003. Under the terms of the separation agreement, Mr. Irish received total severance payments of $258,423, which included $202,750 as the in-the-money value of vested stock options for 50,000 shares. All of Mr. Irish's stock options, representing a total of 200,000 shares, were cancelled. The separation agreement also contained mutual releases of claims.

Mr. Terry Conrad - Effective October 15, 2002, we entered into an employment contract with Mr. Conrad for a two-year term. Mr. Conrad resigned as President in March 2003 and resigned as an officer of our company in June 2003 and voluntarily terminated the employment agreement, and worked on an at-will basis until January 2004. The agreement, prior to its termination, provided for a base salary of $10,917 per month, subject to review by the Board of Directors from time to time in its discretion. The agreement provided that Mr. Conrad would participate in bonus, benefit and other incentives at the discretion of the Board of Directors. The agreement provided that if we terminated the agreement during its term without cause, Mr. Conrad would be entitled to severance payments equal to three months salary and any bonus on an as if perfected basis. Mr. Conrad agreed not to disclose trade secrets and agreed to assign certain inventions to us during his employment.

Mr. James Croft III - Effective as of June 1, 1998, we entered into a three-year employment contract with Mr. Croft to serve as Vice President of Engineering. The three-year term expired September 30, 2001, but the agreement automatically renews for additional one year terms unless one party gives notice to the other of non-renewal thirty days in advance of the annual renewal date. Mr. Croft now serves as Chief Technology Officer under the terms of this agreement. The agreement, as amended, provides for a base salary of $10,167 per month, as may be adjusted by the Chief Executive Officer. The agreement provides that Mr. Croft will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. If we terminate the agreement without cause, Mr. Croft will be entitled to severance payments equal to six months' salary and any bonus on an as if perfected basis. Mr. Croft has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. Under our employee intellectual property policy, we are obligated to pay Mr. Croft royalties for certain of his inventions prior to his employment with us which are licensed or assigned to us. Mr. Croft currently receives $1,600 per month as royalties for his pre-employment inventions related to our PureBass technology.

Compensation Committee Interlocks and Insider Participation

Messrs. Wagner, Hunter and Carter served on the Compensation Committee during fiscal 2003. Mr. Wagner served as our Secretary from February 1994 to March 1999. No executive officer of our company served as a member of a compensation committee, or a board of directors performing equivalent functions, of any entity that had one or more of its executive officers serving as a member of our company's Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our stock as of December 31, 2003 by: (i) each director; (ii) each of the named executive officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of any class of our voting stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)	Percent of Class (1)
Common Stock	Elwood G. Norris 13114 Evening Creek Drive South San Diego, California 92128	3,917,736 (2)	19.9%

Common Stock	James M. Irish 14637 Via Bettma San Diego, California 92127	-- (3)	-- %

Common Stock	Terry Conrad 6790 N.E. Woodbay Lane Poulsbo, Washington 98370	125,750 (4)	* %

Common Stock	James Croft III 13114 Evening Creek Drive South San Diego, California 92128	146,100 (5)	* %

Common Stock	Richard M. Wagner 13114 Evening Creek Drive South San Diego, California 92128	120,000 (6)	* %

Common Stock	David J. Carter 13114 Evening Creek Drive South San Diego, California 92128	78,750 (7)	* %

Common Stock	Daniel Hunter 13114 Evening Creek Drive South San Diego, California 92128	110,250 (8)	* %

All directors & executive officers As a group (8 persons)		4,262,986 (9)	21.4%

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 19,439,157 shares of common stock outstanding on December 31, 2003. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)

Includes 3,621,736 shares held by a family trust for which Mr. Norris serves as trustee, 125,000 shares issuable upon exercise of a warrant held by such trust, and 171,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(3)	Mr. Irish did not provide share ownership information. To our knowledge, Mr. Irish does not beneficially own any shares of our common stock.

(4)	Consists of 125,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(5)	Includes 146,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(6)	Includes 75,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(7)	Includes 55,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(8)	Includes 43,750 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003.

(9)	Includes 381,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2003 and 125,000 shares issuable upon exercise of a warrant.

Other Voting Stock

Preferred Stock

The following security ownership information is set forth as of December 31, 2003, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of any outstanding series of our Preferred Stock.

Series D Preferred Stock
Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership Series D (1)	Percent of Class Series D (1)

Series D Preferred Stock	Ehrens Family Trust Gerald L & Wilma S 8912 Canyon Springs Dr. Las Vegas, CA 89117	5,000 (2)	10.0%

Series D Preferred Stock	Granite Capital LP 126 East 56th Street Flr 25 New York, NY 10022	40,000 (3)	80.0%

Series D Preferred Stock	Granite Capital II LP 126 East 56th Street Flr 25 New York, NY 10022	40,000 (3)	80.0%

See footnotes on following page.

Series E Preferred Stock
Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership Series E (4)	Percent of Class Series E (4)
Series E Preferred Stock	Granite Capital LP 126 East 56th Street Flr 25 New York, NY 10022	25,000 (5)	9.5%

Series E Preferred Stock	Granite Capital II LP 126 East 56th Street Flr 25 New York, NY 10022	25,000 (5)	9.5%

Series E Preferred Stock	Canusa Trading Ltd. PO Box HM 279 Hamilton HMAX, Bermuda	50,000 (6)	19.0%

Series E Preferred Stock	K. Tucker Anderson 61 Above All Rd. Warren, CT 06754-1710	25,000	9.5%

Series E Preferred Stock	Leonard M. Teninbaum Keogh Account 1900 St. James Place Ste. 150 Houston, TX 77056	42,500 (7)	16.1%

Series E Preferred Stock	Vandoon Partners 7 Hanover Sq. 8th Floor New York, NY 10004	20,000 (8)	7.6%

(1)

Represents number of shares of Series D Preferred Stock, held as of December 31, 2003. At such date an aggregate of 50,000 shares of Series D Preferred Stock were issued and outstanding convertible into an aggregate of 122,260 shares of common stock.

(2)	Gerald L. Ehrens and Wilma S. Ehrens are believed by us to have shared voting and investment power with respect to the Series D Preferred Stock held.

(3)

Includes 35,263 shares of Series D Preferred Stock held by Granite Capital LP, and 4,737 shares of Series D Preferred Stock held by Granite Capital II LP. Granite Capital LLC is the general partner of each of Granite Capital LP and Granite Capital II LP. Mr. Walter F. Harrison, III and Lewis M. Eisenberg are co-managing members of Granite Capital LLC, and are believed by us to have shared voting and investment power with respect to the Series D Preferred Stock held. Granite Capital LP and Granite Capital II LP disclaim beneficial ownership in these securities except to the extent of such person's pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(4)

Represents number of shares of Series E Preferred Stock, held as of December 31, 2003. At such date an aggregate of 263,250 shares of Series E Preferred Stock were issued and outstanding convertible into an aggregate of 851,307 shares of common stock.

(5)

Includes 22,500 shares of Series E Preferred Stock held by Granite Capital LP, and 2,500 shares of Series E Preferred Stock held by Granite Capital II LP. Granite Capital LLC is the general partner of each of Granite Capital LP and Granite Capital II LP. Mr. Walter F. Harrison, III and Lewis M. Eisenberg are co-managing members of Granite Capital LLC, and are believed by us to have shared voting and investment power with respect to the Series E Preferred Stock held. Granite Capital LP and Granite Capital II LP disclaim beneficial ownership in these securities except to the extent of such person's pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(6)	Mr. W.A. Manuel is President of Canusa Trading Ltd., and is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock held.

(7)	Mr. Leonard M. Teninbaum is trustee of Leonard M. Teninbaum Keogh Account, and is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock held.

(8)	Vandoon Partner is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock held.

Equity Incentive Plans

Certain information concerning our equity incentive plans is contained in Part II, Item 5 above under the heading "Market Information."

Item 13. Certain Relationships and Related Transactions

In September 2001, a family trust for which Mr. Elwood G. Norris serves as trustee purchased $250,000 in principal amount of our 12% Convertible Subordinated Promissory Notes, and in connection with such purchase, received a warrant to purchase 125,000 shares of common stock. The purchase by such trust was on the same terms as those offered to the other purchasers in the same financing. In November 2002, we and a majority of the holders of such notes agreed to extend the maturity date of the notes, including the note held by Mr. Norris' trust, from December 31, 2002 to December 31, 2003. All of such notes were redeemed by us in accordance with their terms in June 2003, and Mr. Norris' family trust received 150,602 shares upon redemption.

Certain beneficial owners of more than 5% of our then outstanding shares of Series D Preferred Stock also held 12% Convertible Subordinates Notes whose maturity dates were extended on the same terms as those described above, and which were redeemed as described above. These holders were: Canusa Trading, Ltd. ($200,000 principal amount, 120,482 shares issued on redemption), Jerry E. Polis Family Trust ($250,000 principal amount, 150,602 shares issued on redemption), Leonard M. Teninbaum Keogh Account ($300,000 principal amount, 180,033 shares issued on redemption), NGHK Holdings, LLC ($250,000 principal amount, 150,602 shares issued on redemption), Stifel, Nicolaus Custodian for Jonathan A. Berg ($50,000 principal amount, 30,120 shares issued on redemption), and James C. Zolin and Josephine M. Zolin (aggregate $150,000 principal amount, aggregate 90,015 shares issued on redemption).

Under the terms of an Assignment of Technology Agreement dated March 2, 1993 and an Addendum Agreement dated December 2, 1996, we are obligated to pay Mr. Norris a 2% royalty on net sales from certain of our technologies, including HyperSonic Sound. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris under this agreement. We have no present plans to market any of the technologies subject to such agreement other than HyperSonic Sound. Mr. Norris waived royalties payable under this agreement in the fiscal year ended September 30, 2003. It is expected that royalties will be paid to Mr. Norris during fiscal 2004. The amount of such royalties will depend on actual sales.

Mark Norris, the son of Elwood G. Norris, is a full-time non-executive employee of our company. In his role as a Mechanical Engineer, Mark Norris was paid $80,000 in salary for the fiscal year ended September 30, 2003. Mark Norris was also granted 19,000 common shares valued at $78,280 as a bonus in recognition of his key role in the invention and development of our vacuum-less HSS emitter. During fiscal 2003 Mark Norris was also awarded one stock option grant for 15,000 common shares vesting quarterly over two years and exercisable for five years at $3.30 per share. He exercised previously granted options for 17,500 common shares during fiscal 2003 realizing a value of $42,052. No other family member of any executive officer, director or 5% stockholder received compensation of more than $60,000 during the year ended September 30, 2003.

Certain beneficial owners of more than 5% of our then outstanding shares of Series D Preferred Stock purchased our 8% Senior Secured Promissory Notes on September 30, 2002. These holders were: NGHK Holdings, LLC ($1,500,000 principal amount), Sunrise Management Profit Sharing Plan ($50,000 principal amount), Sunrise Capital, Inc. ($100,000 principal amount), and Canusa Trading Ltd. ($350,000 principal amount). These notes were originally due December 31, 2003. The notes were secured by our accounts receivable, equipment, goods, instruments and inventory. The notes plus two months' additional accrued interest were subject to mandatory redemption upon the closing of a sale of equity securities in an amount exceeding $3,000,000. In February 2003, these notes were amended with the consent of the holders of a majority of the outstanding principal amount to extend the maturity date to December 31, 2004. The notes were further amended to permit the then-applicable amount payable by us on redemption to be converted into equity securities. Each of Canusa Trading Ltd., Sunrise Management Profit Sharing Plan and Sunrise Capital, Inc. converted their entire principal amounts to Series E Preferred Stock, and NGHK Holdings, LLC converted $500,000 of its principal amount to Series E Preferred Stock. Each converting holder was paid in cash the amount of accrued interest through April 2003. In June 2003 a total of $681,845 of the balance of the notes, all held by NGHK Holdings, LLC, was applied to exercise warrants and in July 2003 the balance of $318,155 was redeemed by us.

Certain beneficial owners of more than 5% of our then outstanding shares of Series D Preferred Stock purchased the shares of our Series E Preferred Stock and associated warrants. Each such purchase was on the same terms as those offered to other investors in the Series E round. The $10.00 purchase price of each share of Series E Preferred Stock, increased by $0.60 per share per year, may be converted at the election of a holder one or more times into common stock at a conversion price of $3.25. If after September 30, 2003, 90% of the volume weighted average price of the common stock for the five trading days prior to conversion (the discount market price) is less than $3.25, the conversion price will be reduced to the discount market price; provided, however, that the conversion price cannot be below $2.00 per share. The Series E Preferred Stock may be called by us for conversion if the market price of our common shares exceeds $9.50 per share for ten consecutive trading days and certain conditions are met. The Series E Preferred Stock will be subject to mandatory conversion on December 31, 2006. Each purchaser of Series E Preferred Stock was also granted a warrant to purchase one and one half shares of common stock for each share of Series E Preferred Stock purchased, exercisable until December 31, 2007 at a price of $3.25 per share. Granite Capital LP and Granite Capital II LP purchased 22,500 and 2,500 shares of Series E Preferred Stock, and obtained warrants to purchase 33,750 and 3,750 shares of common stock, respectively; and Stifel Nicolaus Custodian for Jonathan Berg IRA purchased 10,000 shares of Series E Preferred Stock and obtained warrants to purchase 15,000 shares of common stock. NGHK Holdings LLC, Canusa Trading, Ltd, Sunrise Management Profit Sharing Plan and Sunrise Capital, Inc. also purchased Series E Preferred Stock and associated warrants via conversion of principal of 8% Senior Secured Notes, as discussed above.

Item 14. Principal Accounting Fees and Services

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by BDO Seidman, LLP, our principal accountant, for the audit of our annual financial statements for the years ended September 30, 2003 and September 30, 2002 and fees billed for other services rendered by BDO Seidman, LLP during those periods. These amounts include fees paid to BDO Seidman, LLP and Anton Collins Mitchell LLP, members of the BDO alliance network of firms.

Type of Fee	2003	2002
Audit Fees (1)	$93,013	$55,962
Audit Related Fees (2)	29,700	27,911
Tax Fees (3)	–	5,000
All Other Fees (4)	–	–
Total	$122,713	$88,873

(1)

Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

(2)

Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.

(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning.
(4)	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services provided by BDO Seidman, LLP, other than the services reported above.

Approximately 59% of the total hours to complete the audit of our financial statements for the year ended September 30, 2002 were incurred by Anton Collins Mitchell LLP, members of the BDO alliance network of firms. Such members are not full time, permanent employees of BDO Seidman, LLP.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of BDO Seidman, LLP in providing services to us for the fiscal year ended September 30, 2003 and has concluded that such services are compatible with their independence as our company's auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by BDO Seidman, LLP in fiscal 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Financial Statements:

Report of Independent Certified Public Accountants	F-2

Balance Sheets as of September 30, 2003 and 2002	F-3

Statements of Operations for the Years Ended
September 30, 2003, 2002 and 2001	F-4

Statements of Stockholders' Equity for the Years Ended
September 30, 2003, 2002 and 2001	F-5

Statements of Cash Flows for the Years Ended
September 30, 2003, 2002 and 2001	F-6

Summary of Accounting Policies	F-7 - F-12

Notes to Financial Statements	F-13- F-26

Schedule II - Valuation and Qualifying Accounts	F-27

Exhibit Index

3. Articles and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for March 31, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Bylaws of American Technology Corporation. Filed as Exhibit 2.3 on Form 10-SB effective August 1, 1994.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985 filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for September 30, 1996.

10.3	1992 Incentive Stock Option Plan adopted by the Board of Directors on March 2, 1992 and approved by the shareholders on June 19, 1992. Filed as Exhibit 6.8 on Form 10-SB effective August 1, 1994.

10.3.1	Standard form of Incentive Stock Option Plan Agreement. Filed as Exhibit 6.8.1 on Form 10-SB effective August 1, 1994.

10.4	1992 Non-Statutory Stock Option Plan. Filed as Exhibit 6.9 on Form 10-SB effective August 1, 1994.

10.5	Sublease agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.

10.6	1997 Employee Stock Compensation Plan of ATC dated March 10, 1997 filed as Exhibit 10.11 on Form S-8 dated March 24, 1997.

10.7	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for September 30, 1997.

10.8	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.

10.9	Employment Agreement dated July 8, 1998 between ATC and James Croft. Filed as Exhibit 10.14 on Form 10-KSB dated December 29, 1998.

10.10	Employment Agreement effective as of October 15, 2002 between the Company and Terry Conrad. Filed as exhibit 10.10 to Form 10-K for the year ended September 30, 2002.

10.11	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.

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

10.28.2	Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003.*

10.29	Employment Agreement of Kalani Jones dated August 28, 2003, as amended.*

10.30	Employment Agreement of Carl Gruenler, as amended.*

23 Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP.*

24 Power of Attorney

24.1	Power of Attorney. Reference is made to page 39 of Form 10-K for the year ended September 30, 2003.

Certifications

31.1

Certification of Elwood G. Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Carl Gruenler, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Principal Executive Officer, and Carl Gruenler, Principal Financial Officer.

* Previously filed with Form 10-K for the year ended September 30, 2003.

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

AMERICAN TECHNOLOGY CORPORATION January 28, 2004

By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris (Chairman of the Board) Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: January 28, 2004	By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board and Director (Principal Executive Officer)

Date: January 28, 2004	By:	/s/ CARL GRUENLER
Carl Gruenler, Vice President, Military Operations and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 28, 2004	By:	/s/ *
Richard M. Wagner Director

Date: January 28, 2004	By:	/s/ *
David J. Carter Director

Date: January 28, 2004	By:	/s/ *
Daniel Hunter Director

* By Elwood G. Norris, as attorney in fact.