Form 10-Q
period 2003-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2004-02-12
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 0-24248

AMERICAN TECHNOLOGY CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-03261799 (I.R.S. Empl. Ident. No.)

13114 Evening Creek Drive South, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

(858) 679-2114
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 2004.

Common Stock, $0.00001 par value (Class)	19,464,909 (Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
 INDEX

TOC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2003	2003 (a)
ASSETS
Current Assets:
Cash	$7,975,625	$9,850,358
Trade accounts receivable, less allowance of
$25,000 each period for doubtful accounts	689,382	184,162
Inventories, net	557,638	408,944
Prepaid expenses and other	68,960	33,849
Total current assets	9,291,605	10,477,313
Equipment, net	204,568	200,262
Patents, net	1,159,962	1,066,796
Total assets	$10,656,135	$11,744,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$509,155	$604,343
Accrued liabilities:
Payroll and related	196,163	463,788
Deferred revenue and deposits	387,825	276,708
Warranty reserve	315,000	319,500
Other	317,097	318,849
Capital lease short-term portion	10,168	9,915
Total current liabilities	1,735,408	1,993,103
Long-Term Liabilities:
Capital lease long-term portion	20,458	23,097
Total liabilities	1,755,866	2,016,200
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 50,000
issued and outstanding each period. Liquidation preference
of $550,000 and $542,000, respectively.	--	--
Series E Preferred stock 350,000 shares designated: 263,250
issued and outstanding each period. Liquidation preference
of $2,767,000 and $2,725,000, respectively.	3	3
Common stock, $0.00001 par value; 50,000,000 shares authorized;
19,439,157 and 19,342,657 shares issued and outstanding	194	193
Additional paid-in capital	46,403,556	46,095,032
Accumulated deficit	(37,503,484)	(36,367,057)
Total stockholders' equity	8,900,269	9,728,171
Total liabilities and stockholders' equity	$10,656,135	$11,744,371

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2003.

TOC

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	December 31,
	2003	2002

Revenues:
Product sales	$618,584	$387,967
Contract and license	156,194	35,332
Total revenues	774,778	423,299
Cost of revenues	408,478	321,635
Gross profit	366,300	101,664

Operating expenses:
Selling, general and administrative	1,072,314	756,317
Research and development	448,971	581,421
Total operating expenses	1,521,285	1,337,738

Loss from operations	(1,154,985)	(1,236,074)

Other income (expense):
Interest income	19,374	2,331
Interest expense	(816)	(497,902)
Total other income (expense)	18,558	(495,571)

Net loss	(1,136,427)	(1,731,645)
Dividend requirements on convertible preferred stock	293,705	158,798
Net loss available to common stockholders	$(1,430,132)	$(1,890,443)
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.13)
Average weighted number of common shares outstanding	19,376,717	14,354,598

See accompanying notes to interim financial statements.

TOC

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	December 31,
	2003	2002
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(1,136,427)	$(1,731,645)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	54,196	211,454
Allowance for doubtful accounts	--	2,900
Warranty reserve	(4,500)	--
Amortization of debt discount	--	405,000
Changes in assets and liabilities:
Trade accounts receivable	(505,220)	(59,370)
Inventories	(148,694)	(351,930)
Prepaid expenses and other	(35,111)	(8,125)
Accounts payable	(95,188)	122,385
Accrued liabilities	(158,260)	71,984
Net cash used in operating activities	(2,029,204)	(1,337,347)

Investing Activities:
Purchase of equipment	(36,308)	(9,701)
Patent costs paid	(115,360)	(24,823)
Net cash used in investing activities	(151,668)	(34,524)

Financing Activities:
Payments on capital lease	(2,386)	(2,156)
Proceeds from exercise of common stock warrants	50,000	--
Proceeds from exercise of stock options	258,525	19,500
Net cash provided by financing activities	306,139	17,344
Net increase (decrease) in cash	(1,874,733)	(1,354,527)
Cash, beginning of period	9,850,358	1,807,720
Cash, end of period	$7,975,625	$453,193

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$816	$31,291
Cash paid for taxes	--	--
Non-cash financing activities:
Sale of equipment for accounts payable	--	$117,000

See accompanying notes to interim financial statements.

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. OPERATIONS
 American Technology Corporation (the "Company") is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic Sound (HSS), Long Range Acoustic Device (LRAD), NeoPlanar and Purebass sound technologies.

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

The Company continues to be subject to certain risks, including dependence on a limited number of customers; reliance on third party suppliers and manufacturers; competition; the uncertainty of the market for new sound products; limited manufacturing, marketing and sales experience; uncertainty regarding future warranty costs; and the uncertainty of future profitability and positive cash flow.

2. STATEMENT OF PRESENTATION AND MANAGEMENT'S PLAN
 The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2003 included in the Company's annual report on Form 10-K.

Other than cash of $7,975,625 at December 31, 2003 and accounts receivable collections, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through the sale of preferred stock, exercise of stock options, sale of notes, proceeds from the sale of investment securities and margins from product sales and licensing. Based on the Company's cash position assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) royalty revenue from licensing agreements, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Management expects to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of the Company's operating losses will depend on future product sales levels and other factors, some of which are beyond management's control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

Where necessary, prior year's information has been reclassified to conform with the fiscal 2004 statement presentation.

3. NET LOSS PER SHARE
 Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accredited dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company's losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable into 5,097,143 shares of common stock were outstanding at December 31, 2003 and stock options, warrants and convertible preferred stock and notes exercisable into 5,952,487 shares of common stock were outstanding at December 31, 2002. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company has allocated the proceeds from preferred stock issuance between the preferred stock and warrants and also calculated the beneficial conversion discount for each series of preferred stock. The value of the beneficial conversion discount and the value of the warrants was recorded as a deemed dividend and is being accreted over the conversion period of the preferred stock. Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of these imputed deemed dividends. Such imputed deemed dividends are not included in the Company's stockholders' equity as the Company has an accumulated deficit. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company's series of preferred stock also provide for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended
	December 31,
	2003	2002
Net loss	$(1,136,427)	$(1,731,645)
Imputed deemed dividends on Series D and E warrants issued with preferred stock	(100,839)	(56,115)
Imputed deemed dividends on Series D and E preferred stock	(145,878)	(64,059)
Accretion on preferred stock at 6% stated rate:
Series C preferred stock	--	(3,000)
Series D preferred stock	(7,500)	(35,624)
Series E preferred stock	(39,488)	--
Net loss available to common stockholders	$(1,430,132)	$(1,890,443)

At December 31, 2003 the balance of deemed dividends attributable to preferred stock warrants and to the preferred discount provision was $2,792,106. This amount will be accreted as the preferred stock is converted or warrants exercised and otherwise ratably over the remaining term of the Series D (June 30, 2006) and Series E Convertible Preferred Stock (December 31, 2006).

4. STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company provides pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Three Months Ended
	December 31,
	2003	2002
Net loss available to common shareholders	$(1,430,132)	$(1,890,443)
Plus: Stock-based employee compensation
expense included in reported net loss	--	--
Less: Total stock-based employee compensation expense
determined using fair value based method	(245,289)	(122,076)
Pro forma net loss available to common stockholders	$(1,675,421)	$(2,012,519)

Net loss per common share - basic
and diluted - pro forma	$(0.09)	$(0.14)
Net loss per common share - basic
and diluted - as reported	$(0.07)	$(0.13)

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS
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

6. INVENTORIES
 Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	December 31,	September 30,
	2003	2003
Finished goods	$57,598	$13,690
Work in process	--	182,638
Raw materials	520,040	232,616
	577,638	428,944
Reserve for obsolescence	(20,000)	(20,000)
	$557,638	$408,944

7. INTANGIBLES
 Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consist of the following:

	December 31,	September 30,
	2003	2003
Patents at cost	$1,403,014	$1,287,058
Accumulated amortization	(243,052)	(220,262)
Net patent	$1,159,962	$1,066,796

8. PRODUCT WARRANTY COST
 The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

Changes in the warranty reserves during the three months ended December 31, 2003 and 2002 were as follows:

	Three Months Ended
	December 31,
	2003	2002
Beginning balance	$319,500	$6,313
Warranty provision	(4,500)	--
Warranty payments	--	--
Ending balance	$315,000	$6,313

9. STOCKHOLDERS' EQUITY
The following table summarizes changes in equity components from transactions during the three months ended December 31, 2003:
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance as of October 1, 2003	313,250	$3	19,342,657	$193	$46,095,032	$(36,367,057)
Stock issued upon exercise of stock options	--	--	71,500	1	258,524	--
Stock issued upon exercise of warrants	--	--	25,000	--	50,000	--
Deemed dividends and accretion on convertible preferred stock of $293,705	--	--	--	--	--	--
Net loss for the period	--	--	--	--	--	(1,136,427)
Balance as of December 31, 2003	313,250	$3	19,439,157	$194	$46,403,556	$(37,503,484)

At December 31, 2003 the Company's 50,000 outstanding shares of Series D Convertible Preferred Stock would have been convertible into 122,260 shares of common stock and the 263,250 outstanding shares of Series E Convertible Preferred Stock would have been convertible into 851,307 shares of common stock.

The following table summarizes information about stock option activity during the three months ended December 31, 2003:

	Number of Options	Weighted Average exercise price
Outstanding October 1, 2003	1,612,274	$4.00
Canceled/expired	(145,000)	$6.00
Exercised	(71,500)	$3.62
Granted	325,000	$4.76
Outstanding December 31, 2003	1,720,774	$4.00
Exercisable at December 31, 2003	1,029,285	$3.66

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2003 to 2008 with an average life of 3.3 years.

The following table summarizes information about warrant activity during the three months ended December 31, 2003:

	Number of Warrants	Weighted Average exercise price
Outstanding October 1, 2003	2,427,802	$3.85
Canceled/expired	--	--
Exercised	(25,000)	$2.00
Granted	--	--
Outstanding December 31, 2003	2,402,802	$3.87

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2003, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

	Exercise	Expiration
Number	Price	Date

50,000	$10.00	January 5, 2004
75,000	$11.00	March 31, 2005
812,500	$2.00	September 30, 2006
495,880	$3.01	March 31, 2007
454,547	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
364,875	$3.25	December 31, 2007
50,000	$3.63	April 8, 2007
2,402,802

10. BUSINESS SEGMENT DATA AND MAJOR CUSTOMER
 The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. In the fourth quarter of fiscal 2003 the Company organized operations into two segments by the end-user markets they serve. The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. The Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is based on gross profit. Although the segments became separately managed only in the last quarter of fiscal 2003, the Company has segmented historical operations for comparable customers for comparison.

	Three Months Ended
	December 31,
	2003	2002
Revenues:
Business Group	$81,939	$388,353
Government Group	692,839	34,946
	$774,778	$423,299

	2003	2002
Gross Profit (Loss):
Business Group	$(3,612)	$84,002
Government Group	369,912	17,662
	$366,300	$101,664

For the three months ended December 31, 2003 sales to General Dynamics Armament and Technical Products, Inc. and its affiliate Bath Iron Works accounted for 76% of total revenues and at December 31, 2003 accounted for 55% of outstanding accounts receivable, which were subsequently collected. In February 2004, the Company terminated for cause two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. The Company does not believe that the termination of the GD-ATP agreements will have an adverse effect on future results of operations. See "Item 2 - Recent Developments" below.

TOC

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

11. LEGAL PROCEEDINGS
 In September 2003, the Company filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgement to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the "ESI License Agreement") with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas. The Company amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants. For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as "ESI." In November 2003, the Company filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

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

The Company intends to vigorously pursue its complaints against the defendants in these cases, and to vigorously challenge the defendants' cross-complaint.

Related to the Company's April 2000 purchase of the NeoPlanar speaker technology, the Company has been in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. The Company agreed to arbitrate the dispute in front of a single arbitrator in Seattle, Washington. The technology purchase agreement required a minimum royalty in 2002 to maintain exclusive film supply. The Company believes the minimum royalty for 2002 was not due and film exclusivity was terminated. In September 2003 the Company accrued $292,500 as the estimated cost to settle this matter and to buyout all future per unit film royalties. In December 2003 the Company reached a non-binding agreement to settle this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock. However, the definitive documentation for this settlement is still under negotiation and the dispute may not therefore settle on the foregoing terms.

The Company may at times be involved in litigation in the ordinary course of business. Except as set forth above, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

12. INCOME TAXES
 At December 31, 2003, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2003 the Company had for federal income tax purposes net operating loss carryforwards of approximately $28,500,000 which expire through 2024 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

TOC

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains certain statements of a forward-looking nature relating to future events or the future performance.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption "Business Risks" , which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are an innovator of proprietary sound reproduction technologies and products. Our HyperSonic Sound (HSS) technology is a new method of sound reproduction that uses parametric acoustics to create sound "in the air." Sound is generated along an air column using ultrasonic frequencies, those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound's unique features are useful in new sound applications. We believe we are the leader in developing and commercializing parametric loudspeakers.

We also have developed additional sound reproduction technologies. Our Long Range Acoustic Device (LRAD) technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems. Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound systems and public address. Our PureBass extended range woofer employs unique cabinet construction, novel vent configurations and multiple acoustic filters to minimize distortion and provide high output. It provides a high frequency interface with our NeoPlanar panels and other upper range satellite speaker systems.

We are focusing our marketing efforts on providing sound reproduction products and components to customers and licensing our technologies for customer applications. When we supply systems or components used in other products to customers, distributors or OEMs, we include our intellectual property fees in the selling prices of the systems or components. We currently produce HSS systems and NeoPlanar panels as components of a sound system. When we license a sound technology, we typically receive a flat fee up-front, with the balance of payments based upon a percentage of net revenues of the products in which our technology is incorporated. Revenues from up-front license fees are recognized ratably over the specified term of the particular license. Contract fees are recorded as services are performed.

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

Recent Developments

In February 2004, we terminated for cause two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements formerly gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP has disputed our right to terminate the agreements for cause.

TOC

Revenues under the GD-ATP agreements and a prior professional services agreement with Bath Iron Works represented approximately 76% of our revenues during the quarter ended December 31, 2003, and 24% of our revenues during the fiscal year ended September 30, 2003. A total of 55% of our accounts receivable at December 31, 2003 related to revenues pursuant to these agreements, all such receivable amounts were collected subsequent to December 31, 2003.

We do not however believe that our termination of the GD-ATP agreements will have an adverse effect on our future results of operations, as we have been providing sales and technical support to GD-ATP, Bath Iron Works and their customers pursuant to the terms of the agreements, and we have substantial internal resources to pursue and serve customers that were formerly subject to the GD-ATP agreements. We believe these resources will be more effective than the resources formerly employed by GD-ATP. We also intend to utilize other external resources and partners that we believe will result in better exposure for our NeoPlanar and LRAD technologies to government and military customers. We cannot however assure you that our termination of the GD-ATP agreements will not adversely affect our financial position or results of operations. We intend to enforce our contractual rights and to defend vigorously any action that GD-ATP brings under the agreements. However, legal proceedings may be costly and are inherently uncertain in outcome, and accordingly, any legal action brought against us by GD-ATP might cause a material adverse effect on our financial position and results of operations.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Actual results could materially differ from those estimates under different assumptions and conditions and operating results for the three month periods presented are not necessarily indicative of the results that may be expected for the year. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Stock-Based Compensation. We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, we measure compensation expense for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

TOC

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

Results of Operations

Revenues
 Revenues increased 83% for the three month period ended December 31, 2003 (first quarter fiscal 2004) to $774,778 compared to $423,299 for the comparable first three months of fiscal 2003. Fiscal 2004 first quarter revenues included $618,584 of product and component sales and $156,194 of contract and license revenues. Fiscal 2003 first quarter revenues included $387,967 of product sales and $35,332 of contract and license revenues. First quarter 2003 revenues included $83,221 for portable consumer products. Portable consumer product revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. Throughout fiscal 2003 we reduced our marketing emphasis on portable consumer products in order to focus financial, personnel and facility resources on our sound technologies. As a result, there were no sales of portable consumer products in the first quarter of fiscal 2004.

Contract and license revenues for the quarters ending December 31, 2003 and 2002 were $156,194 and $35,332. At December 31, 2003 and 2002 we had $301,708 and $250,001 recorded as deferred revenue for existing contracts and licenses. At December 31, 2003 we also recorded a customer deposit of $86,117 for an order in process.

As we have only recently commenced product manufacturing and sales, have limited record of recurring sales and because difficulties producing HSS systems in fiscal 2003 caused delays in order fulfillment, we do not consider order backlog to be an important index of future performance at this time. Our order backlog was approximately $530,000 and $130,000 at December 31, 2003 and 2002. Backlog orders are subject to cancellation or rescheduling by our customers.

Late in fiscal 2003, with the addition of new personnel, we organized operations into two segments by the end-user markets they serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and Purebass products to companies which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS products to government and military customers and to the expanding force protection market. Although the segments became separately managed in the last quarter of fiscal 2003, we have segmented historical operations for comparable end-user customers for comparison purposes.

TOC

Presented below is a summary of revenues by business segment:

	Three Months Ended
	December 31,
	2003	2002
Revenues:
Business Group	$81,939	$388,353
Government Group	692,839	34,946
	$774,778	$423,299

Business Group revenues for the three months ended December 31, 2003 included HSS and NeoPlanar product sales. Business Group revenues for the comparable three months of the prior year included $83,221 for portable consumer products with the balance from initial HSS startup sales and NeoPlanar product sales. HSS sales declined and shipments were sporadic in the last three quarters of fiscal 2003 as we worked through manufacturing and material issues. In the first quarter of fiscal 2004 we began to slowly ramp HSS shipments to selected customers. We expect Business Group HSS and NeoPlanar product shipments to ramp up during the balance of fiscal 2004.

Government Group revenues for the three months ended December 31, 2003 included sales of $536,645 of LRAD and NeoPlanar products and $156,194 of revenues from engineering and contract work. Government Group revenues for the prior year's first quarter were primarily from contract work for the development of our LRAD technology. Our Government Group has only recently been formed and until recently was highly dependent on the contracts described above under "Recent Developments," which have been terminated by us for cause. Accordingly, we do not believe historical revenues are indicative of future revenues.

For the first quarter of fiscal 2004 sales to General Dynamics Armament and Technical Products, Inc. and its affiliate Bath Iron Works accounted for 76% of revenues and at December 31, 2003 accounted for 55% of outstanding accounts receivable, which were subsequently collected. See "Recent Developments" above.

Gross Profit
 Presented below is the gross profit or loss by business segment.
	Three Months Ended
	December 31,
	2003	2002
Gross Profit (Loss):
Business Group	$(3,612)	$84,002
Government Group	369,912	17,662
	$366,300	$101,664

The overall gross profit for the three months ended December 31, 2003 was 47%, an increase from the 24% reported for the comparable first quarter of the prior year. We experienced a small gross loss on Business Group operations for the first quarter due to a slow ramping of sales efforts following manufacturing and warranty issues encountered in fiscal 2003 on HSS systems. For the 2003 fiscal year we had a gross loss in Business Group operations primarily as a result of warranty costs incurred in the last quarter of fiscal 2003. Accordingly, we do not believe historical gross profit results are indicative of future results. We expect Business Group product sales to produce positive margins in the balance of fiscal 2004 as we grow manufacturing capacity. Our Government Group has only recently been formed and until recently was highly dependent on the contracts described above under "Recent Developments," which have been terminated by us for cause. Accordingly, we do not believe gross profit historical results are indicative of future gross profit results. Gross profit percentage is highly dependent on sales prices, volumes, personnel allocations and assignments, purchasing costs and overhead allocations. Our various sound products have different margins so product sales mix can materially affect gross profits. We continue to make model changes including raw material and component changes thus changing cost inputs. Margins may vary significantly from period to period.

Selling, General and Administrative Expenses
 Selling, general and administrative expenses as a percentage of sales were 138% for the first fiscal 2004 quarter compared to 179% in the comparable period for fiscal 2003. These costs in the first quarter of fiscal 2004 totaled $1,072,314 an increase of $315,997 from the $756,317 incurred in the first quarter of fiscal 2003. Personnel costs increased $238,000 in the current quarter compared to the prior period as a result of personnel additions made in late fiscal 2003 including the formation of our Government Group. Legal costs decreased by $99,500 but may vary significantly quarter to quarter due to licensing and contract initiatives, legal disputes and other matters. Other increases in the current year included a $36,000 increase in audit and professional fees due to regulatory changes and requirements, a $24,000 increase in filing and listing fees resulting primarily from stock issuances in 2003, a $45,000 increase in occupancy costs resulting from increased activity and a $10,000 increase in computer expenses related to new systems and increased activity.

TOC

We may expend additional resources on marketing our sound technologies in the future periods which may increase selling, general and administrative expenses.

Research and Development Expenses
 Research and development expenses declined from fiscal 2003 to 2004. Research and development expenses as a percentage of sales were 58% for the first fiscal 2004 quarter compared to 137% in the comparable period for fiscal 2003. These costs in the first quarter of fiscal 2004 totaled $448,971 a decrease of $132,450 from the $581,421 incurred in the first quarter of fiscal 2003. Personnel and consulting costs decreased in the first quarter of 2004 by $80,000 while component and prototype related costs increased by $57,000. Fewer personnel are involved in current research and development but we continue to test new prototypes and production methods. Fiscal 2003 research and development costs included $105,207 of amortization expense related to purchased technology. There was no comparable amortization in the most recent quarter as the purchased technology is fully amortized.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2004 research and development costs to remain at comparable levels to fiscal 2003 or at lower levels based on current staffing.

Loss From Operations
 Total operating expenses were $1,521,285 for the three months ended December 31, 2003, comparable to the $1,337,738 for the comparable period ended December 31, 2002. Our loss from operations was $1,154,985 for the first quarter of fiscal 2004 compared to $1,236,074 for the first quarter of fiscal 2003. We expect increased product sales and contributions in fiscal 2004 to reduce the loss from operations from fiscal 2003 levels.

Other Income (Expense)
 The major item in other income (expense) is interest expense. In the first quarter of fiscal 2004 we incurred interest expense of $816 a reduction of $497,086 from interest expense of $497,902 in the first fiscal 2003 quarter, which included non-cash amortization of debt discount of $405,000. During fiscal 2003 our outstanding long-term debt was converted to equity causing the decline in interest expense. We do not expect any significant interest costs in fiscal 2004.

Net Loss
 The net loss for first three months of fiscal 2004 was $1,136,427 compared to the net loss of $1,731,645 for the first three months of the prior year. The reduction in the net loss resulted primarily from increased revenues and reduced interest expense.

Net Loss Available to Common Stockholders
 Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $293,705 in the first quarter of fiscal 2004 and $158,798 in the first quarter of fiscal 2003. Accordingly the net loss available to common stockholders was $1,430,132 and $1,890,443 each period.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our net cash used in operating activities was $2,029,204 for the three months ended December 31, 2003. As of December 31, 2003, the net loss of $1,136,427 included certain expenses not requiring the use of cash totaling $49,696. In addition, cash was used in operating activities through an increase of $505,220 in accounts receivable, an increase of $148,694 in inventory, an increase of $35,111 in prepaid expenses and a decrease of $253,448 in accounts payable and accrued liabilities.

At December 31, 2003, we had accounts receivable of $689,382 as compared to $184,162 at September 30, 2003. This represented approximately 81 days of revenues. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our sound technology components and products. Our receivables can also vary dramatically due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

TOC

For the first quarter of fiscal 2004, we used $36,308 for the purchase of equipment and software and made a $115,360 investment in patents and new patent applications. We anticipate a continued investment in patents in the balance of fiscal 2004. Dollar amounts to be invested on these patents are not currently estimable by management.

At December 31, 2003, we had working capital of $7,556,197 compared to working capital of $8,484,210 at September 30, 2003.

We have financed our working capital requirements primarily through sales of common and preferred stock and warrants, exercises of stock options and warrants, sales of convertible and non-convertible notes, and margins from product sales. In the first quarter of 2004 we received $308,525 from the exercise of stock options and warrants.

Based on our current cash position and assuming (a) currently planned expenditures and level of operations, (b) continuation of product sales and (c) expected royalty and licensing proceeds, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of HSS, LRAD and NeoPlanar products will also contribute cash during the next twelve months. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Other than cash of $7,975,625 at December 31, 2003 and accounts receivable collections, we have no other material unused sources of liquidity at this time. We have financed our operations primarily through the sale of preferred stock, exercise of stock options, sale of notes, proceeds from the sale of investment securities and margins from product sales and licensing. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of our operating losses will depend on future product sales levels and other factors, some of which are beyond management's control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less than 1			More Than
Contractual Obligations	Total	Year	1-3 Year	3-5 Years	5 Years
Capital leases	$35,217	$12,806	$22,411	$-0-	$-0-
Operating leases	89,217	30,176	48,292	10,749	-0-
Employment agreements	394,000	201,500	192,500	-0-	-0-
Total contractual cash obligations	$518,434	$244,482	$263,203	$10,749	$-0-

Our lease for our executive office, laboratory, production and warehouse space expired in July 2003, but we continue to occupy the space on a month-to-month basis. We are in the process of negotiating an amendment of our lease agreement to extend the term through July 2006. We occupy approximately 23,500 square feet in these premises with aggregate monthly payments of $28,258, inclusive of utilities and basic maintenance. We intend to reduce our square footage in August 2004, which would reduce our aggregate monthly payments.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see page 8, Note 5). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

TOC

Business Risks

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, including our financial statements and the related notes.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2004. At December 31, 2003, we had an accumulated deficit of $37.5 million. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar, PureBass and LRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us or by original equipment manufacturers (OEMs) due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound technology have been limited to date, and we cannot guarantee significant revenues in the future. The development and introduction of our products has taken longer than anticipated by management and could be subject to additional delays. Customers may not wait for our products and may elect to purchase products from competitors. We have experienced manufacturing quality control problems with some of our initial commercial HSS systems, and we may not be able to resolve future manufacturing problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced. We have incurred substantial warranty costs related to our first generation HSS systems, which caused a negative gross margin for the fiscal year ended September 30, 2003.

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

Due to performance failures of components in some of our first generation of HSS systems, we are voluntarily replacing emitters on an estimated 700 Generation I HSS units. At December 31, 2003 we had a warranty reserve of $315,000 with $275,000 scheduled for this replacement program. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

TOC

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

Our historical revenues have included sales of portable consumer products. The majority of our fiscal 2003 and fiscal 2004 to date revenues were generated from our sound reproduction technologies, and we expect these to be the source of substantially all of our future revenues. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

  our ability to develop and supply sound reproduction components to customers, distributors or OEMs or to license our technologies;
  market acceptance of and changes in demand for our products or products of our customers;
  gains or losses of significant customers, distributors or strategic relationships;
  unpredictable volume and timing of customer orders;
  the availability, pricing and timeliness of delivery of components for our products and OEM products;
  fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
  the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
  product obsolescence and the management of product transitions and inventory;
  unpredictable warranty costs associated with new product modes;
  production delays by customers, distributors, OEMs or by us or our suppliers;
  seasonal fluctuations in sales;
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

We recently terminated our agreements with General Dynamics Armament and Technical Products, Inc. Our business was formerly highly dependent on our level of sales to that company and its affiliate. GD-ATP has disputed our right to terminate the agreements for cause.

In February 2004, we terminated for cause two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements formerly gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP has disputed our right to terminate the agreements for cause.

Revenues under the GD-ATP agreements and a prior professional services agreement with Bath Iron Works Corporation represented approximately 76% of our revenues during the quarter ended December 31, 2003, and 24% of our revenues during the fiscal year ended September 30, 2003. A total of 55% of our accounts receivable at December 31, 2003 related to revenues pursuant to these agreements, all such receivable amounts were collected subsequent to December 31, 2003.

TOC

Our termination of the GD-ATP agreements could adversely affect our financial position and results of operations. If GD-ATP commences legal proceedings concerning our right to terminate the agreements, such legal proceedings may be costly and inherently uncertain in outcome, and could cause a material adverse effect on our financial position and results of operations. See "Recent Developments" above.

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

  the timing and extent of our research and development efforts;
  investments and costs of maintaining or protecting our intellectual property;
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

Some of our products are capable of sufficient acoustic output to cause damage to human hearing or human health if used improperly, such as when the products are used at close ranges or for long periods of exposure. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in a diversion of management's attention and resources, and negative publicity.

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

TOC

Our operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

We sell or products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

  changes in tariff regulations;
  political instability, war, terrorism and other political risks;
  foreign currency exchange rate fluctuations;
  establishing and maintaining relationships with local distributors and dealers;
  lengthy shipping times and accounts receivable payment cycles;
  import and export licensing requirements;
  compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
  greater difficulty in safeguarding intellectual property than in the U.S.; and
  difficulty in staffing and managing geographically diverse operations.

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

As we do not have all of the production, distribution, marketing and selling resources to commercialize our products on our own, our strategy is to establish business relationships with leading participants in various segments of the electronics, government and sound reproduction markets to assist us in producing, distributing, marketing and selling products that include our sound technologies.

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

During fiscal 2003, we terminated our manufacturing relationship with HST, Inc., formerly our sub-contract manufacturer of our HSS and NeoPlanar products. In addition, Amtec Manufacturing, previously the sole manufacturer of our PureBass subwoofer units, recently went out of business. In addition to in-house manufacturing of our products, we will need to establish relationships with outside manufacturers to be able to be able to meet our production schedules. Failure to establish quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

TOC

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
  contain onerous procurement procedures; and
  be subject to cancellation if government funding becomes unavailable.

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

TOC

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

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of December 31, 2003, the outstanding 50,000 shares of Series D Preferred Stock were convertible into an aggregate of 122,260 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price for warrants on 495,880 common shares will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

TOC

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. As of December 31, 2003, the 263,250 outstanding shares of Series E Preferred Stock were convertible into an aggregate of 851,307 common shares. The Series E Warrants on 364,875 common shares also contain an antidilution adjustment for certain security sales by the Company below $3.25 per share.

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

  our anticipated or actual operating results;
  developments concerning our sound reproduction technologies;
  technological innovations or setbacks by us or our competitors;
  conditions in the consumer electronics market;
  announcements of merger or acquisition transactions; and
  other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $8.0 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $80,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information related to American Technology Corporation, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

TOC

(b)      In October 2003, we implemented a new integrated accounting and supply chain management software system. We have adapted certain of our internal controls to the new system, and we will continue to evaluate, document and monitor any required changes to internal controls in connection with the full implementation of the new system. Other than as described above, there were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter.

Limitations. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Footnote 11 on page 10 of this report for information regarding Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended December 31, 2003, we issued 25,000 shares upon the exercise of outstanding common stock purchase warrants, for total proceeds of $50,000. These securities were offered and sold without registration under the Securities Act to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares issued. The shares issued are included in a currently effective registration statement for their resale.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

TOC

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
10.1	Employment Agreement of Bruce Ehlers dated October 3, 2003.

10.2	Employment Agreement of Joseph A. Zerucha dated December 1, 2003.

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

(b) Reports on Form 8-K:
On November 6, 2003, we filed a Form 8-K containing disclosure in Item 5 and Item 7.
On December 10, 2003, we filed a Form 8-K containing disclosure in Item 5 and Item 7.
On December 29, 2003, we filed a Form 8-K containing disclosure furnished in Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: February 12, 2004	By:	/s/ CARL GRUENLER
Carl Gruenler, Vice President, Military Operations and Interim Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)