Form 10-Q
period 2004-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2004-05-05
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________ .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ YES   ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004.

Common Stock, $0.00001 par value (Class)	19,739,316 (Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
INDEX
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of March 31, 2004
and September 30, 2003 (unaudited)	3

Statements of Operations for the three and six months ended
March 31, 2004 and 2003 (unaudited)	4

Statements of Cash Flows for the six months ended
March 31, 2004 and 2003 (unaudited)	5
Notes to Interim Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holder	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2004	2003 (a)
ASSETS
Current Assets:
Cash	$6,579,562	$9,850,358
Trade accounts receivable, less allowance of
$25,000 each period for doubtful accounts	1,405,972	184,162
Inventories, net	624,030	408,944
Prepaid expenses and other	82,684	33,849
Total current assets	8,692,248	10,477,313
Equipment, net	244,700	200,262
Patents, net	1,225,918	1,066,796
Total assets	$10,162,866	$11,744,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$723,189	$604,343
Accrued liabilities:
Payroll and related	370,069	463,788
Deferred revenue and deposits	339,508	276,708
Warranty reserve	325,000	319,500
Other	-	318,849
Capital lease short-term portion	10,515	9,915
Total current liabilities	1,768,281	1,993,103
Long-Term Liabilities:
Capital lease long-term portion	16,835	23,097
Total liabilities	1,785,116	2,016,200
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 50,000
issued and outstanding each period. Liquidation preference
of $558,000 and $542,000, respectively.	-	-
Series E Preferred stock 350,000 shares designated: 253,250
and 263,250 issued and outstanding. Liquidation preference
of $2,698,000 and $2,725,000, respectively.	3	3
Common stock, $0.00001 par value; 50,000,000 shares authorized;
19,634,398 and 19,342,657 shares issued and outstanding	196	193
Additional paid-in capital	47,046,231	46,095,032
Accumulated deficit	(38,668,680)	(36,367,057)
Total stockholders' equity	8,377,750	9,728,171

Total liabilities and stockholders' equity	$10,162,866	$11,744,371

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2003.

American Technology Corporation
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2004	2003	2004	2003

Revenues:
Product sales	$1,493,250	$145,611	$2,111,834	$533,578
Contract and license	-	92,331	156,194	127,663
Total revenues	1,493,250	237,942	2,268,028	661,241
Cost of revenues	945,224	350,784	1,353,702	672,419

Gross profit	548,026	(112,842)	914,326	(11,178)

Operating expenses:
Selling, general and administrative	1,079,472	908,992	2,151,786	1,665,309
Research and development	644,248	727,298	1,093,219	1,308,719
Total operating expenses	1,723,720	1,636,290	3,245,005	2,974,028

Loss from operations	(1,175,694)	(1,749,132)	(2,330,679)	(2,985,206)

Other income (expense):
Interest income	11,491	1,321	30,865	3,652
Interest expense	(993)	(104,828)	(1,809)	(602,730)
Other	-	(1,667)	-	(1,667)
Total other income (expense)	10,498	(105,174)	29,056	(600,745)

Net loss	(1,165,196)	(1,854,306)	(2,301,623)	(3,585,951)
Dividend requirements on convertible preferred stock	406,846	810,412	700,551	965,291
Net loss available to common stockholders	$(1,572,042)	$(2,664,718)	$(3,002,174)	$(4,551,242)

Net loss per share of common stock - basic and diluted	$(0.08)	$(0.18)	$(0.15)	$(0.31)

Average weighted number of common shares outstanding	19,508,387	14,897,662	19,442,192	14,629,077

See accompanying notes to interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	March 31,
	2004	2003
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(2,301,623)	$(3,585,951)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	106,024	379,612
Allowance for doubtful accounts	-	(12,100)
Warranty reserve	25,933	41,542
Common stock issued for services and compensation	-	410,816
Amortization of debt discount	-	405,000
Changes in assets and liabilities:
Trade accounts receivable	(1,221,810)	86,682
Inventories	(215,086)	(294,875)
Prepaid expenses and other	(48,835)	(52,870)
Accounts payable	118,846	(255,891)
Change in warranty reserve	(20,433)	-
Accrued liabilities	(101,768)	197,690
Net cash used in operating activities	(3,658,752)	(2,680,345)
Investing Activities:
Purchase of equipment	(104,765)	(9,701)
Patent costs paid	(204,819)	(32,749)
Net cash used in investing activities	(309,584)	(42,450)
Financing Activities:
Payments on capital lease	(5,662)	(4,368)
Proceeds from issuance of convertible promissory notes	-	500,000
Proceeds from issuance of preferred stock	-	2,407,500
Cash paid for offering costs	-	(141,222)
Proceeds from exercise of stock options and warrants	703,202	19,500
Net cash provided by financing activities	697,540	2,781,410
Net increase (decrease) in cash	(3,270,796)	58,615
Cash, beginning of period	9,850,358	1,807,720
Cash, end of period	$6,579,562	$1,866,335
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,809	$72,305
Cash paid for taxes	-	-
Non-cash financing activities:
Sale of equipment for accounts payable	-	$117,000
Secured notes converted to Series E preferred stock	-	$1,000,000
Series E preferred stock for subscription receivable	-	$25,000
Common stock issued for legal settlement accrual	$248,000	-

See accompanying notes to interim financial statements.

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. OPERATIONS
 American Technology Corporation (the “Company”) is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic Sound (HSS), Long Range Acoustic Device (LRAD), NeoPlanar and Purebass sound technologies.

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN
 The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2003 included in the Company’s annual report on Form 10-K.

Other than cash of $6,579,562 at March 31, 2004 and accounts receivable collections, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through the sale of common and preferred stock, sale of notes and margins from product sales and licensing. Based on the Company’s cash position assuming (a) currently planned expenditures and level of operations and (b) continuation of product sales, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Management expects the Company to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

Where necessary, prior year’s information has been reclassified to conform with the fiscal 2004 statement presentation.

3. NET LOSS PER SHARE
 Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accredited dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable into 4,900,870 shares of common stock were outstanding at March 31, 2004 and stock options, warrants and convertible preferred stock and notes exercisable into 6,445,474 shares of common stock were outstanding at March 31, 2003. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

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

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The provisions of each of the Company’s series of preferred stock also provide for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss	$(1,165,196)	$(1,854,306)	$(2,301,623)	$(3,585,951)
Imputed deemed dividends on Series D and E
warrants issued with preferred stock	(146,274)	(77,731)	(247,113)	(132,016)
Imputed deemed dividends on Series D and E
preferred stock	(214,112)	(677,622)	(359,990)	(739,592)
Accretion on preferred stock at 6% stated rate:
Series C preferred stock	-	(3,000)	-	(6,000)
Series D preferred stock	(7,500)	(52,059)	(15,000)	(87,683)
Series E preferred stock	(38,960)	-	(78,448)	-
Net loss available to common stockholders	$(1,572,042)	$(2,664,718)	$(3,002,174)	$(4,551,242)

At March 31, 2004 the balance of deemed dividends attributable to preferred stock warrants and to the preferred discount provision was $2,463,266. This amount will be accreted as the preferred stock is converted or warrants exercised and otherwise ratably over the remaining term of the Series D (June 30, 2006) and Series E Convertible Preferred Stock (December 31, 2006).

4. STOCK-BASED COMPENSATION
 In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s financial statements for the fiscal year ended September 30, 2003 and the Company adopted the disclosure requirements effective October 1, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of zero percent for all years; expected volatility 75% percent in 2004 and expected volatility of 68 to 84 percent in 2003; risk-free interest rates of 1.32 to 2.13 percent; and expected lives of 2.21 to 5 years.

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss available to common shareholders	$(1,572,042)	$(2,664,718)	$(3,002,174)	$(4,551,242)
Plus: Stock-based employee compensation
expense included in reported net loss	-	-	-	-
Less: Total stock-based employee compensation expense
determined using fair value based method	(262,566)	(136,076)	(507,855)	(258,152)
Pro forma net loss available to common stockholders	$(1,834,608)	$(2,800,794)	$(3,510,029)	$(4,809,394)

Net loss per common share - basic
and diluted - as reported	$(0.08)	$(0.18)	$(0.15)	$(0.31)
Net loss per common share - basic
and diluted - pro forma	$(0.09)	$(0.19)	$(0.18)	$(0.33)

5. RECENT ACCOUNTING PRONOUNCEMENTS
 In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements, but does not believe the adoption of FIN 46-R for non-SPEs will have a material impact to the Company’s financial position, results of operations or cash flows.

6. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	March 31,	September 30,
	2004	2003
Finished goods	$17,730	$13,690
Work in process	151	182,638
Raw materials	626,149	232,616
	644,030	428,944
Reserve for obsolescence	(20,000)	(20,000)
	$624,030	$408,944

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

7. CUSTOMER CONCENTRATION
 For the six months ended March 31, 2004 sales to three customers accounted for 41%, 32% and 11% of total revenues, respectively. For the three months ended March 31, 2004 sales to two customers accounted for 62% and 17% of total revenues, respectively. At March 31, 2004 the accounts receivable from these two customers accounted for 66% and 12% of accounts receivable, respectively, and no other customer accounted for more than 10% of accounts receivable.

Some of the Company’s past reliance on a limited number of customers has been due to the Company’s former strategy of pursuing sales in key markets through distributors who often had exclusive rights to sell to specific customers or for specific uses. The Company’s current strategy is to pursue markets and customers directly or through non-exclusive distributors, but this strategy has not yet demonstrated sustained success. However, the Company may still be dependent on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. Accordingly, sales to individual customers may continue to represent significant percentages of future sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations.

8. INTANGIBLES
 Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consist of the following:

	March 31,	September 30,
	2004	2003
Patents at cost	$ 1,491,877	$ 1,287,058
Accumulated amortization	(265,959)	(220,262)
Net patent	$ 1,225,918	$ 1,066,796

9. PRODUCT WARRANTY COST
 The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Changes in the warranty reserves during the three and six months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Beginning balance	$315,000	$6,313	$319,500	$6,313
Warranty provision	30,433	41,542	25,933	41,542
Warranty payments	(20,433)	-	(20,433)	-
Ending balance	$325,000	$47,855	$325,000	$47,855

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

10. STOCKHOLDERS' EQUITY
 The following table summarizes changes in equity components from transactions during the six months ended March 31, 2004

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance as of October 1, 2003	313,250	$ 3	19,342,657	$ 193	$46,095,032	$(36,367,057)
Stock issued upon exercise of
stock options	-	-	184,008	2	653,200	-
Stock issued upon exercise of
warrants	-	-	25,000	-	50,000	-
Stock issued upon conversion of
Series E preferred stock	(10,000)	-	32,733	-	-	-
Legal settlement and royalty buyout
At $4.96 per share	-	-	50,000	1	247,999	-
Deemed dividends and accretion on
convertible preferred stock of $700,551	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(2,301,623)
Balance as of March 31, 2004	303,250	$ 3	19,634,398	$ 196	$47,046,231	$(38,668,680)

At March 31, 2004 the Company’s 50,000 outstanding shares of Series D Convertible Preferred Stock would have been convertible into 123,943 shares of common stock and the 253,250 outstanding shares of Series E Convertible Preferred Stock would have been convertible into 830,140 shares of common stock. Subsequent to March 31, 2004 one holder converted 20,000 shares of Series E Convertible Preferred Stock into 65,856 common shares.

The following table summarizes information about stock option activity during the six months ended March 31, 2004:

	Number of	Weighted Average
	Options	exercise price
Outstanding October 1, 2003	1,612,274	$4.00
Canceled/expired	(266,781)	$5.57
Exercised	(184,008)	$3.55
Granted	432,500	$4.91
Outstanding March 31, 2004	1,593,985	$4.05
Exercisable at March 31, 2004	931,567	$3.60

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2004 to 2009 with an average life of 3.4 years.

The following table summarizes information about warrant activity during the six months ended March 31, 2004:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding October 1, 2003	2,427,802	$3.85
Canceled/expired	(50,000)	$10.00
Exercised	(25,000)	$2.00
Issued	-	-
Outstanding March 31, 2004	2,352,802	$3.74

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2004, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

	Exercise	Expiration
Number	Price	Date

75,000	$11.00	March 31, 2005
812,500	$2.00	September 30, 2006
495,880	$3.01	March 31, 2007
454,547	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
364,875	$3.25	December 31, 2007
50,000	$3.63	April 8, 2007
2,352,802

11. BUSINESS SEGMENT DATA AND MAJOR CUSTOMERS
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Business Group	$455,156	$192,834	$537,095	$581,187
Government Group	1,038,094	45,108	1,730,933	80,054
	$1,493,250	$237,942	$2,268,028	$661,241

Gross Profit (Loss):
Business Group	$(73,180)	$(110,606)	$(76,792)	$(26,604)
Government Group	621,206	(2,236)	991,118	15,426
	$548,026	$(112,842)	$914,326	$(11,178)

For the six months ended March 31, 2004 sales to three customers accounted for 41%, 32% and 11% of total revenues, respectively. For the three months ended March 31, 2004 sales to two customers accounted for 62%, and 17% of total revenues, respectively.

AMERICAN TECHNOLOGY CORPORATION
 NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

12. LEGAL PROCEEDINGS
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

The three cases were consolidated upon motion by the defendants and order of the court. The defendants have filed an amended cross-complaint against the Company alleging fraud, breach of contract in connection with the ESI License Agreement and the options, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, and violation of California Business and Professions Code §17200. The defendants seek actual and punitive damages in unstated amounts and other relief. The Company has filed a demurrer and motion to strike as to the amended cross-complaint, which is scheduled to be decided in May 2004. Discovery has commenced.

The Company intends to vigorously pursue its complaints against the defendants in these cases, and to vigorously challenge the defendants’ amended cross-complaint.

Related to the Company’s April 2000 purchase of the NeoPlanar speaker technology, the Company was in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. In September 2003 the Company accrued $292,500 as the estimated cost to settle this matter and to buyout all future per unit film royalties. In March 2004 the Company settled this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock.

In February 2004, the Company gave notice of termination of two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP disputed the Company’s right to terminate the agreements and demanded arbitration. In April 2004 the Company announced that it and GD-ATP had mutually agreed to resolve their disputes in an amicable manner, and to dismiss the arbitration proceedings. GD-ATP and the Company agreed that neither was liable to the other and that no party engaged in any wrongdoing. The resolution resulted in the termination of the two agreements, and in the Company assuming GD-ATP’s role in servicing certain LRAD customers previously serviced by GD-ATP.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

The Company may at times be involved in litigation in the ordinary course of business. Except as set forth above, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

13. INCOME TAXES

At March 31, 2004, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2003 the Company had for federal income tax purposes net operating loss carryforwards of approximately $28,500,000 which expire through 2024 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
 This Report contains certain statements of a forward-looking nature relating to future events or the future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption “Business Risks”, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview
 We are an innovator of proprietary sound reproduction technologies and products. Our HyperSonic Sound (HSS) technology is a new method of sound reproduction that uses parametric acoustics to create sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound’s unique features are useful in new sound applications. We believe we are the leader in developing and commercializing parametric loudspeakers.

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

The following is a summary description of our operating results for the three and six months ended March 31, 2004. A more detailed discussion of our operating results is included below under the heading “Results of Operations.”

Our second quarter of fiscal 2004 represented a continuation of business and strategic initiatives implemented in the first quarter of fiscal 2004, including:

-	Organization:
We changed 70% of our senior management team. We now have a management team with significant experience in successfully bringing products to market.
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
-	Management Process:
We are implementing a phase gate development process. This process provides executive review of each project at key phases within the development cycle. The goal is to ensure development of products which meet our cost, reliability and business goals.
14

We have instituted a rigorous engineering verification, design verification and product life testing process. The purpose of this process is to ensure that our products are reliable and meet customer requirements.
-	Sales:
We are focusing greater effort on pursuing sales opportunities internally with marketing teams in the Business Group and Government Group experienced in the target markets. In the past, we relied primarily on outside licensees for sales and marketing of our key products.
While we will continue to consider certain sales at lower margins to showcase our technologies for target audiences and markets, we are focusing on maintaining acceptable margins for the substantial majority of our sales.
Our marketing teams are focused on sales growth and we expect continued revenue growth in the second half of fiscal 2004.
-	Business Relationships:
We are establishing relationships with established national or global partners for sales, manufacturing and distribution to accelerate the worldwide adoption of our products. We are generally pursuing relationships on a non-exclusive basis to maximize the performance incentives for our partners and market penetration of our products.
Relationships are being chosen and structured carefully for complimentary fit with our strategy and achievement of desired objectives.

We believe our second quarter shows positive results deriving from these initiatives. Our revenues for the quarter ended March 31, 2004 were approximately $1.5 million, compared to $775,000 for the first quarter of fiscal 2004, and $238,000 for the quarter ended March 31, 2003. Our gross profit for the three and six months ended March 31, 2004 was 37% and 40% of revenues, compared to (47)% and (2)% gross losses for the comparable three and six months of the prior fiscal year. We accomplished these significant improvements in sales and margins while increasing only modestly our total operating expenses. Overall, we reduced our net loss from $3.6 million in the first six months of fiscal 2003 to $2.3 million for the first six months of fiscal 2004, and from $1.9 million in the second quarter of fiscal 2003 to $1.2 million in the second quarter of fiscal 2004.

Management is continuing to focus efforts upon near-term revenue and gross margin improvement from our existing, marketable products. We expect to continue to see modest increases in personnel costs to further in-house sales and marketing and to grow our Advanced Development Department to develop new products and product applications, and to fill key management and operational positions, including Chief Financial Officer. We are focusing resources on sales, marketing, engineering and production of existing products, and we will closely monitor research and development activities in future periods with a view toward establishing a compelling business case for each Advanced Development initiative.

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

Recent Developments
 In April 2004, Kalani Jones was appointed President and Chief Operating Officer. He formally served as Chief Operating Officer. In the new position, he will assume greater responsibilities for all aspects of our business operations.

In February 2004, we gave notice of termination of two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP disputed our right to terminate the agreements and demanded arbitration. In April 2004 we announced that we and GD-ATP had mutually agreed to resolve our disputes in an amicable manner, and to dismiss the arbitration proceedings. We and GD-ATP agreed that neither was liable to the other and that no party engaged in any wrongdoing. The resolution resulted in the termination of the two agreements, and us assuming GD-ATP’s role in servicing certain LRAD customers previously serviced by GD-ATP.

Revenues under the GD-ATP agreements and a prior professional services agreement with Bath Iron Works represented approximately 32% of our revenues during the six months ended March 31, 2004, and 24% of our revenues during the fiscal year ended September 30, 2003. We do not believe that the termination of the GD-ATP agreements will have an adverse effect on our future results of operations.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Actual results could materially differ from those estimates under different assumptions and conditions and operating results for the three and six month periods presented are not necessarily indicative of the results that may be expected for the year. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Guarantees and Indemnifications. Under our charter documents, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

Stock-Based Compensation. In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for our financial statements for the fiscal year ended September 30, 2003 and we adopted the disclosure requirements effective October 1, 2002. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation plan as defined by APB No. 25.

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

Results of Operations

Revenues
Revenues increased 243% for the six month period ended March 31, 2004 to $2,268,028 compared to $661,241 for the comparable first six months of fiscal 2003. Revenues for the three months ended March 31, 2004 were $1,493,250, a 528% increase over revenues of $237,942 for the comparable three months of fiscal 2003. Revenues for the first six months of fiscal 2004 included $2,111,834 of product and component sales and $156,194 of contract and license revenues. Revenues for the first six months of fiscal 2003 included $533,578 of product sales and $127,663 of contract and license revenues. The increases in the 2004 period were primarily a result of two large LRAD contracts and one large NeoPlanr contract. The six month 2003 revenues included $78,680 for portable consumer products. Portable consumer product revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. During fiscal 2003 we ceased marketing marketing and selling portable consumer products in order to focus financial, personnel and facility resources on our sound technologies. There were no sales of portable consumer products in the first six months of fiscal 2004.

Contract and license revenues for the six months ended March 31, 2004 and 2003 were $156,194 and $127,663. At March 31, 2004 and 2003 we had $339,508 and $388,168 recorded as deferred revenue for existing contracts and licenses.

As we have only recently commenced product manufacturing and sales, have limited record of recurring sales and because difficulties producing HSS systems in fiscal 2003 caused delays in order fulfillment, we do not consider order backlog to be an important index of future performance at this time. Our order backlog was approximately $600,000 and $240,000 at March 31, 2004 and 2003. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

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

Presented below is a summary of revenues by business segment:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Business Group	$455,156	$192,834	$537,095	$581,187
Government Group	1,038,094	45,108	1,730,933	80,054
	$1,493,250	$237,942	$2,268,028	$661,241

Business Group revenues for the six months ended March 31, 2004 included both HSS and NeoPlanar product sales. Business Group revenues for the comparable six months of the prior year included $78,680 for portable consumer products with the balance from initial HSS startup sales and NeoPlanar product sales. HSS sales declined and shipments were sporadic in the last three quarters of fiscal 2003 as we worked through manufacturing and material issues. In the first quarter of fiscal 2004 we began to slowly ramp HSS shipments to selected customers. We expect Business Group HSS product shipments to ramp up during the balance of fiscal 2004.

Government Group revenues for the six months ended March 31, 2004 included sales of $1,574,739 of LRAD and NeoPlanar products and $156,194 of revenues from engineering and contract work. These revenues derived primarily from two large orders and the timing of follow-on orders, if any, is difficult to predict. Government Group revenues for the prior year’s first six months were primarily from contract work related to the development of LRAD technology. Our Government Group has only recently been formed and until recently was highly dependent on the contracts described above under “Recent Developments,” which have been terminated. Accordingly, we do not believe historical revenues are indicative of future revenues. We expect continued revenue growth in the second half of fiscal 2004.

For the six months ended March 31, 2004 sales to three customers accounted for 41%, 32% and 11% of total revenues, respectively. For the three months ended March 31, 2004 sales to two customers accounted for 62%, and 17% of total revenues.

Gross Profit

Presented below is the gross profit or loss by business segment.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Gross Profit (Loss):
Business Group	$(73,180)	$(110,606)	$(76,792)	$(26,604)
Government Group	621,206	(2,236)	991,118	15,426
	$548,026	$(112,842)	$914,326	$(11,178)

The overall gross profit for the six months ended March 31, 2004 was 40% of revenues, a significant improvement from the 2% gross loss reported for the comparable first six months of the prior year. We experienced a gross loss on Business Group operations for the first six months of fiscal 2004 of $76,792 due to a slow ramping of sales efforts following manufacturing and warranty issues encountered in fiscal 2003 on HSS systems. We also recognized lower than standard margins on a Business Group NeoPlanar installation that demonstrates the benefits of NeoPlanar speakers in theaters, concert halls and other venues. For the 2003 fiscal year we had a gross loss in Business Group operations primarily as a result of warranty costs incurred in the last quarter of fiscal 2003. We expect Business Group product sales to produce positive margins in the balance of fiscal 2004 as we grow manufacturing capacity.

We do not believe historical gross profit results are necessarily indicative of future results. Gross profit percentage is highly dependent on sales prices, volumes, personnel allocations and assignments, purchasing costs and overhead allocations. Our various sound products have different margins so product sales mix can materially affect gross profits. We continue to make model changes including raw material and component changes thus changing cost inputs. Margins may vary significantly from period to period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales were 95% for the first six months of fiscal 2004 compared to 252% in the comparable period for fiscal 2003. These costs in the first six months of fiscal 2004 totaled $2,151,786 an increase of $486,477 from the $1,665,309 incurred in the first six months of fiscal 2003. Personnel and consulting costs increased $397,000 in the current six month period compared to the prior period primarily as a result of personnel additions made in late fiscal 2003 including the formation of our Government Group and recruiting and related costs. Legal costs decreased by $113,000 but may vary significantly quarter to quarter due to licensing and contract initiatives, legal disputes and other matters. Other increases in the current year included an $83,000 increase in our public company and stock market obligations and an $81,000 increase in occupancy costs resulting from increased activity. Selling, general and administrative expenses for the second quarter ended March 31, 2004 were $1,079,472 compared to $908,992 for the comparable quarter of fiscal 2003.

We expect to expend additional resources on growing our management team and in marketing our sound technologies in future periods, which we expect will increase selling, general and administrative expenses.

Research and Development Expenses
Research and development expenses declined from fiscal 2003 to 2004. Research and development expenses as a percentage of sales were 48% for the first six months of fiscal 2004 compared to 198% in the comparable period for fiscal 2003. These costs in the first six months of fiscal 2004 totaled $1,093,219, a decrease of $215,500 from the $1,308,719 incurred in the first six months of fiscal 2003. Personnel and consulting costs decreased in the first six months of 2004 by $165,000 while component and prototype related costs increased by $100,000. Fiscal 2003 research and development costs included $210,414 of amortization expense related to purchased technology. There was no comparable amortization in the most recent six month period as the purchased technology is fully amortized. Research and development expenses for the second quarter ended March 31, 2004 were $644,248 compared to $727,298 for the comparable quarter of fiscal 2003.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2004 development costs to increase in the second half of the year compared to the first six months as we add personnel and develop new applications and products based on our HSS and LRAD technologies.

Loss From Operations
Total operating expenses were $3,245,005 for the six months ended March 31, 2004, compared to the $2,974,028 for the comparable period ended March 31, 2003. Our loss from operations was $2,330,679 for the first six months of fiscal 2004 compared to $2,985,206 for the first six months of fiscal 2003. We expect increased product sales and margin contributions in fiscal 2004 to continue to reduce the loss from operations from fiscal 2003 levels. The loss from operations for the second fiscal quarter ended March 31, 2004 was $1,175,694. This represents a $573,438 reduction compared to $1,749,132 loss from operations for the second fiscal quarter ended March 31, 2003. The reduced loss from operations experienced in the most recent quarter resulted primarily from a $660,000 improvement in gross margin contribution.

Other Income (Expense)
The major items in other income (expense) are interest expense and interest income. In the first six months of fiscal 2004 we incurred interest expense of $1,809 a reduction of $600,921 from interest expense of $602,730 in the first six months of fiscal 2003, which included non-cash amortization of debt discount of $405,000. During fiscal 2003 our outstanding long-term debt was converted to equity causing the decline in interest expense. We do not expect any significant interest costs for the balance of fiscal 2004. We recognized $30,865 in interest income for the six months ended March 31, 2004 from invested cash balances.

Net Loss
The net loss for first six months of fiscal 2004 was $2,301,623 compared to the net loss of $3,585,951 for the first six months of the prior year. The $1,284,328 reduction in the net loss resulted primarily from increased revenues and margins and reduced interest expense. The net loss for the second fiscal quarter of 2004 was $1,165,196 representing an improvement of $689,110 compared to the second quarter of fiscal 2003.

Net Loss Available to Common Stockholders
Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $700,551 in the first six months of fiscal 2004 and $965,291 in the first six months of fiscal 2003. Accordingly the net loss available to common stockholders was $3,002,174 and $4,551,242 each period.

Liquidity and Capital Resources
 We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our net cash used in operating activities was $3,658,752 for the six months ended March 31, 2004. As of March 31, 2004, the net loss of $2,301,623 included certain expenses not requiring the use of cash totaling

$111,524. In addition, cash was used in operating activities through an increase of $1,221,810 in accounts receivable, an increase of $215,086 in inventory, an increase of $48,835 in prepaid expenses and a $101,768 reduction in accrued liabilities. Cash was provided by an increase of $118,846 in accounts payable.

At March 31, 2004, we had accounts receivable of $1,405,972 as compared to $184,162 at September 30, 2003. Accounts receivable at March 31, 2004 included over $1.1 million billed for two customers in March 2004. The balance at March 31, 2004 represented approximately 113 days of revenues. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our sound technology components and products. Our receivables can also vary substantially due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the first six months of fiscal 2004, we used $104,765 for the purchase of equipment and software and made a $204,819 investment in patents and new patent applications. We anticipate a continued investment in patents in the balance of fiscal 2004. Dollar amounts to be invested on these patents are not currently estimable by management.

At March 31, 2004, we had working capital of $6,923,967 compared to working capital of $8,484,210 at September 30, 2003.

We have financed our working capital requirements primarily through sales of common and preferred stock and warrants, exercises of stock options and warrants, sales of convertible and non-convertible notes, and margins from product sales. Private equity and debt capital has generally been available to us when needed. The availability of such capital in the future will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, and our historical financial performance and future prospects. Our ability to raise capital could also be affected by any of the risks affecting our business discussed below under the heading "Business Risks."

In July 2003, we raised approximately $9.4 million in net proceeds from an equity financing, and since that financing, we have not needed outside capital to fund our operations. Cash from financing activities of $697,540 consisted almost entirely of option and warrant exercises, the timing and amount of which are not in our control.

Based on our current cash position and assuming (a) currently planned expenditures and level of operations and (b) continuation of product sales, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of HSS, LRAD and NeoPlanar products will also contribute cash during the next twelve months. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Other than cash of $6,579,562 at March 31, 2004 and accounts receivable collections, we have no other material unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of our operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

Contractual Commitments and Commercial Commitments
 The following table summarizes our contractual obligations, including purchase commitments at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period
		Less than 1				More Than
Contractual Obligations	Total	Year	1-3 Year	s	3-5 Years	5 Years
Capital leases	$28,814	$12,806	$16,008		$-0-	$-0-
Operating leases	619,992	284,421	319,448		16,123	-0-
Employment agreements	61,000	61,000	-0-		-0-	-0-
Total contractual cash obligations	$709,806	$358,227	$335,456		$16,123	$-0-

In January 2004 we executed a new operating lease on our corporate offices, which resulted in a substantial increase in our operating lease commitments.

We had no purchase obligations or long-term debt obligations at March 31, 2004.

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2004. At March 31, 2004, we had an accumulated deficit of $38.7 million. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar, PureBass and LRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us or by original equipment manufacturers (OEMs) due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound technologies have been sporadic to date, and we cannot guarantee significant revenues in the future. The development and introduction of our products has taken longer than anticipated by management and could be subject to additional delays. Customers may not wait for our products and may elect to purchase products from competitors. We have experienced manufacturing quality control problems with some of our initial commercial HSS systems, and we may not be able to resolve future manufacturing problems in a timely and cost effective manner. Products employing our sound technologies may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technologies, our financial condition and results of operations and business prospects would be adversely affected.

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

Due to performance failures of components in some of our first generation of HSS systems, we are voluntarily replacing emitters on an estimated 700 Generation I HSS units. At March 31, 2004 we had a warranty reserve of $325,000 with $257,000 allocated for this replacement program. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

Our historical revenues have included sales of portable consumer products. The majority of our fiscal 2003 and all of our fiscal 2004 to date revenues were generated from our sound reproduction technologies, and we expect these to be the source of substantially all of our future revenues. Revenues from our sound reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

-	our ability to develop and supply sound reproduction components to customers, distributors or OEMs or to license our technologies;
-	market acceptance of and changes in demand for our products or products of our customers;
-	gains or losses of significant customers, distributors or strategic relationships;
-	unpredictable volume and timing of customer orders;
-	the availability, pricing and timeliness of delivery of components for our products and OEM products;
-	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
-	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;
-	product obsolescence and the management of product transitions and inventory;
-	unpredictable warranty costs associated with new product models;
-	production delays by customers, distributors, OEMs or by us or our suppliers;
-	seasonal fluctuations in sales;
-	the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;
-	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices; and
-	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling.

Some or all of these factors could adversely affect demand for our products, and therefore adversely affect our future operating results.

Some of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales or license revenue shortfalls, which could harm our quarterly operating results. We do not have the ability to predict future operating results with any certainty.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

-	the timing and extent of our research and development efforts;
-	investments and costs of maintaining or protecting our intellectual property;
-	the extent of marketing and sales efforts to promote our products and technologies; and
-	the timing of personnel and consultant hiring.

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

We sell or products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

-	changes in tariff regulations;
-	political instability, war, terrorism and other political risks;
-	foreign currency exchange rate fluctuations;
-	establishing and maintaining relationships with local distributors and dealers;
-	lengthy shipping times and accounts receivable payment cycles;
-	import and export licensing requirements;
-	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
-	greater difficulty in safeguarding intellectual property than in the U.S.; and
-	difficulty in staffing and managing geographically diverse operations.

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

Our agreements with General Dynamics Armament and Technical Products, Inc. were recently terminated. Our business was formerly highly dependent on our level of sales to that company and its affiliate.

In April 2004, we and General Dynamics Armament and Technical Products, Inc. (GD-ATP), agreed to the formal termination of two licensing and sales agreements originally entered into in February 2003. See “Recent Developments” above. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. Revenues under the GD-ATP agreements and a prior professional services agreement with Bath Iron Works Corporation represented approximately 32% of our revenues during the six months ended March 31, 2004, and 24% of our revenues during the fiscal year ended September 30, 2003. If we do not through our Government and Force Protection sales staff, or through the appointment of other external distributors, successfully market to customers covered under the former GD-ATP agreements, our results of operations will suffer.

Our business has been highly dependent on a limited number of customers.

For the six months ended March 31, 2004 sales to three customers accounted for 41%, 32% and 11% of total revenues, respectively. For the three months ended March 31, 2004, sales to two customers accounted for 62% and 17% of total revenues. Some of this past reliance has been due to our former strategy of pursuing sales in key markets through distributors who often had exclusive rights to sell to specific customers or for specific uses. Our current strategy is to pursue markets and customers directly or through non-exclusive distributors, but this strategy has not yet demonstrated sustained success. Even if our current strategy succeeds, it is likely that our results for particular quarters in the near future will depend on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. Accordingly, sales to individual customers may continue to represent significant percentages of our sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations, and could cause our stock price to decline.

Commercialization of our sound technologies depends on collaborations with other companies. If we are not able to maintain or find collaborators and strategic alliance relationships in the future, we may not be able to develop our sound technologies and products.

Our strategy includes establishing business relationships with leading participants in various segments of the electronics, government and sound reproduction markets to assist us in producing, distributing, marketing and selling products that include our sound technologies.

Our success will therefore depend in part on our ability to maintain or enter into new strategic arrangements with partners on commercially reasonable terms. If we fail to enter into such strategic arrangements with third parties, our financial condition, results of operations, cash flows and business prospects may be adversely affected. Any future relationships may require us to share control over our development, manufacturing and marketing programs or to relinquish rights to certain versions of our sound and other technologies.

We will be dependent on outside manufacturers, and we do not have established manufacturing relationships to support our production schedules.

During fiscal 2003, we terminated our manufacturing relationship with HST, Inc., formerly our sub-contract manufacturer of our HSS and NeoPlanar products. In addition, Amtec Manufacturing, previously the sole manufacturer of our PureBass subwoofer units, ceased operations. In addition to in-house manufacturing of our products, we will need to establish relationships with outside manufacturers to be able to be able to meet our production schedules. Failure to establish quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

Our government business has involved and is expected in the future to involve providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

-	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;
-	be subject to purchasing decisions of agencies that are subject to political influence;
-	contain onerous procurement procedures; and
-	be subject to cancellation if government funding becomes unavailable.

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

Our performance is substantially dependent on the performance of our executive officers and key technical employees, including Elwood G. Norris, our Chairman, and Kalani Jones, our President and Chief Operating Officer. We are dependent on our ability to retain and motivate high quality personnel, especially highly skilled technical personnel. Our future success and growth also depend on our continuing ability to identify, hire, train and retain other highly qualified technical, managerial and sales personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified technical, managerial or sales personnel in the future. The inability to attract and retain the necessary technical, managerial or sales personnel could cause our business, operating results or financial condition to suffer.

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

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of March 31, 2004, the outstanding 50,000 shares of Series D Preferred Stock were convertible into an aggregate of 123,943 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price for warrants on 495,880 common shares will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. As of March 31, 2004, the 253,250 outstanding shares of Series E Preferred Stock were convertible into an aggregate of 830,140 common shares. The Series E Warrants on 364,875 common shares also contain an antidilution adjustment for certain security sales by the Company below $3.25 per share.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $6.5 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $65,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that material information related to American Technology Corporation, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Co-Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Co-Principal Executive Officers and Principal Financial Officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b) Changes in Internal Controls Over Financial Reporting. In October 2003, we implemented a new integrated accounting and supply chain management software system. We have adapted certain of our internal controls to the new system, and we will continue to evaluate, document and monitor any required changes to internal controls in connection with the full implementation of the new system. Other than as described above, there were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter.

Limitations of Disclosure Controls and Procedures. Our management, including our Co-Principal Executive Officers and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Footnote 11 on page 11 of this report for information regarding Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2004, we issued 50,000 shares of common stock as part of a legal settlement to one party. These securities were offered and sold without registration under the Securities Act to one sophisticated investor in reliance upon the exemption provided by Rule 506 of Regulation D thereunder, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares issued.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	3.1	Amended and Restated Bylaws of American Technology Corporation.
	10.1	First Amendment to Amended and Restated Sublease Agreement between the Company and Smiths Aerospace, Inc. dated January 1, 2004.

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.3	Certification of Carl Gruenler, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Carl Gruenler, Principal Financial Officer.

(b) Reports on Form 8-K:
 On February 20, 2004, we filed a Form 8-K containing disclosure in Item 5.
On February 12, 2004, we filed a Form 8-K containing disclosure furnished in Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: May 5, 2004	By: /s/ CARL GRUENLER
          Carl Gruenler, Vice President, Military Operations and
          Interim Chief Financial Officer
          (Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)

