Form 10-Q
period 2004-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2004-08-04
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2004.

Common Stock, $0.00001 par value	19,808,819

(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
(Unaudited)

	June 30, 2004	September 30, 2003 (a)

ASSETS
Current Assets:
Cash	$5,486,133	$9,850,358
Trade accounts receivable, less allowance of
$25,000 each period for doubtful accounts	1,386,924	184,162
Inventories, net	897,808	408,944
Prepaid expenses and other	254,958	33,849

Total current assets	8,025,823	10,477,313
Equipment, net	406,610	200,262
Patents, net	1,249,247	1,066,796

Total assets	$9,681,680	$11,744,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,034,429	$604,343
Accrued liabilities:
Payroll and related	393,450	463,788
Deferred revenue and deposits	322,481	276,708
Warranty reserve	365,145	319,500
Other	150,000	318,849
Capital lease short-term portion	10,694	9,915

Total current liabilities	2,276,199	1,993,103
Long-Term Liabilities:
Capital lease long-term portion	14,977	23,097

Total liabilities	2,291,176	2,016,200

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 50,000
issued and outstanding each period. Liquidation preference
of $565,000 and $542,000, respectively.	—	—
Series E Preferred stock 350,000 shares designated: 233,250
and 263,250 issued and outstanding. Liquidation preference
of $2,520,000 and $2,725,000, respectively.	3	3
Common stock, $0.00001 par value; 50,000,000 shares authorized;
19,807,319 and 19,342,657 shares issued and outstanding	198	193
Additional paid-in capital	47,449,394	46,095,032
Accumulated deficit	(40,059,091)	(36,367,057)

Total stockholders’ equity	7,390,504	9,728,171

Total liabilities and stockholders’ equity	$9,681,680	$11,744,371

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2003.

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,

	2004	2003	2004	2003

Revenues:
Product sales	$2,089,359	$274,718	$4,201,193	$808,296
Contract and license	17,922	38,894	174,116	166,557

Total revenues	2,107,281	313,612	4,375,309	974,853
Cost of revenues	1,006,319	186,101	2,360,021	858,520

Gross profit	1,100,962	127,511	2,015,288	116,333

Operating expenses:
Selling, general and administrative	1,614,351	1,728,296	3,766,137	3,393,605
Research and development	890,299	714,376	1,983,518	2,023,095

Total operating expenses	2,504,650	2,442,672	5,749,655	5,416,700

Loss from operations	(1,403,688)	(2,315,161)	(3,734,367)	(5,300,367)

Other income (expense):
Interest income	13,731	1,348	44,596	5,000
Interest expense	(454)	(68,039)	(2,263)	(670,769)
Other	—	(800)	—	(2,467)

Total other income (expense)	13,277	(67,491)	42,333	(668,236)

Net loss	(1,390,411)	(2,382,652)	(3,692,034)	(5,968,603)
Dividend requirements on convertible preferred stock	387,019	628,445	1,087,570	1,593,736

Net loss available to common stockholders	$(1,777,430)	$(3,011,097)	$(4,779,604)	$(7,562,339)

Net loss per share of common stock - basic and diluted	$(0.09)	$(0.19)	$(0.24)	$(0.51)

Average weighted number of common shares outstanding	19,719,657	15,447,015	19,534,343	14,902,786

See accompanying notes to interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended June 30,

	2004	2003

Increase (Decrease) in Cash
Operating Activities:
Net loss	$(3,692,034)	$(5,968,603)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	164,920	497,880
Allowance for doubtful accounts	—	(1,140)
Warranty reserve	83,233	63,568
Common stock issued for services and compensation	—	410,816
Options and warrants issued for services	—	179,995
Provision for litigation costs	150,000	950,000
Amortization of debt discount	—	405,000
Changes in assets and liabilities:
Trade accounts receivable	(1,202,762)	97,013
Inventories	(488,864)	(219,443)
Prepaid expenses and other	(221,109)	(15,106)
Accounts payable	430,086	(333,033)
Change in warranty reserve	(37,588)	—
Accrued liabilities	(95,414)	124,587

Net cash used in operating activities	(4,909,532)	(3,808,466)

Investing Activities:
Purchase of equipment	(299,623)	(9,700)
Patent costs paid	(254,096)	(30,777)

Net cash used in investing activities	(553,719)	(40,477)

Financing Activities:
Payments on capital lease	(7,341)	(7,252)
Proceeds from issuance of convertible promissory notes	—	500,000
Proceeds from issuance of preferred stock	—	2,432,500
Cash paid for offering costs	—	(176,222)
Proceeds from exercise of stock options and warrants	1,106,367	401,490

Net cash provided by financing activities	1,099,026	3,150,516

Net increase (decrease) in cash	(4,364,225)	(698,427)
Cash, beginning of period	9,850,358	1,807,720

Cash, end of period	$5,486,133	$1,109,293

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,263	$72,521
Cash paid for taxes	—	—
Non-cash financing activities:
Sale of equipment for accounts payable	—	$117,000
Secured notes converted to Series E preferred stock	—	$1,000,000
Common stock issued on repayment of 8% promissory note		$681,845
Common stock issued on conversion of preferred stock	$320,414	$2,169,396
Common stock issued for legal settlement accrual	$248,000	—
Subordinated notes and accrued interest paid in common stock	—	$2,435,032

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

Other than cash of $5,486,133 at June 30, 2004 and accounts receivable collections, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through the sale of common and preferred stock and warrants, sale of notes and margins from product sales and licensing. Based on the Company’s cash position assuming (a) currently planned expenditures and level of operations and (b) continuation of product sales, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. Management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

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

3. NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accredited dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable into 5,071,647 shares of common stock were outstanding at June 30, 2004 and stock options, warrants and convertible preferred stock and notes exercisable into 5,280,825 shares of common stock were outstanding at June 30, 2003. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

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

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The provisions of each of the Company’s series of preferred stock also provide for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(1,390,411)	$(2,382,652)	$(3,692,034)	$(5,968,603)
Imputed deemed dividends on Series D and E
warrants issued with preferrd stock	(100,179)	(310,046)	(347,292)	(442,062)
Imputed deemed dividends on Series D and E
preferred stock	(243,396)	(256,675)	(603,386)	(996,267)
Accretion on preferred stock at 6% stated rate	(43,444)	(61,724)	(136,892)	(155,407)

Net loss available to common stockholders	$(1,777,430)	$(3,011,097)	$(4,779,604)	$(7,562,339)

At June 30, 2004 the balance of deemed dividends attributable to preferred stock warrants and to the preferred discount provision was $2,088,145. This amount will be accreted as the preferred stock is converted or warrants exercised and otherwise ratably over the remaining term of the Series D (June 30, 2006) and Series E Convertible Preferred Stock (December 31, 2006).

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of zero percent for all years; expected volatility of 60 to 75percent in 2004 and expected volatility of 68 to 84 percent in 2003; risk-free interest rates of 1.32 to 2.76 percent; and expected lives of 2.21 to 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net loss available to common shareholders	$(1,777,430)	$(3,011,097)	$(4,779,604)	$(7,562,339)
Plus: Stock-based employee compensation
expense included in reported net loss	—	—	—	—
Less: Total stock-based employee compensation expense
determined using fair value based method	(150,489)	(342,040)	(658,344)	(722,267)

Pro forma net loss available to common stockholders	$(1,927,919)	$(3,353,137)	$(5,437,948)	$(8,284,606)

Net loss per common share - basic
and diluted -as reported	$(0.09)	$(0.19)	$(0.24)	$(0.51)

Net loss per common share - basic
and diluted - pro forma	$(0.10)	$(0.22)	$(0.28)	$(0.56)

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46. For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact to the Company’s financial position, results of operations or cash flows.

6. INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following:

	June 30, 2004	September 30, 2003

Finished goods	$51,489	$13,690
Work in process	—	182,638
Raw materials	866,319	232,616

	917,808	428,944
Reserve for obsolescence	(20,000)	(20,000)

	$897,808	$408,944

7. CUSTOMER CONCENTRATION

For the nine months ended June 30, 2004 sales to two customers accounted for 51% and 28% of total revenues, respectively. For the three months ended June 30, 2004 sales to three customers accounted for 62%, 22% and 13% of total revenues, respectively. At June 30, 2004 the accounts receivable from these three customers accounted for 40%, 28% and 6% of accounts receivable, respectively, and no other customer accounted for more than 10% of accounts receivable.

Some of the Company’s past reliance on a limited number of customers has been due to the Company’s former strategy of pursuing sales in key markets through distributors who often had exclusive rights to sell to specific customers or for specific uses. The Company’s current strategy is to pursue markets and customers directly or through non-exclusive distributors. However many of the Company’s government sales are made to military contractors who resell to the ultimate end-user agency. Accordingly, the Company may still be dependent on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. Accordingly, sales to individual customers may continue to represent significant percentages of future sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations.

8. INTANGIBLES

Patents are carried at cost and, when granted are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consist of the following:

	June 30, 2004	September 30, 2003

Patents at cost	$1,541,154	$1,287,058
Accumulated amortization	(291,907)	(220,262)

Net patent	$1,249,247	$1,066,796

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Changes in the warranty reserves during the three and nine months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Beginning balance	$325,000	$47,855	$319,500	$6,313
Warranty provision	57,300	22,026	83,233	63,568
Warranty payments	(17,155)	—	(37,588)	—

Ending balance	$365,145	$69,881	$365,145	$69,881

10. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2004:

					Additional Paid-In Capital	Accumulated Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance as of October 1, 2003	313,250	$3	19,342,657	$193	$46,095,032	$(36,367,057)
Stock issued upon exercise of stock options	—	—	291,073	3	1,056,364	—
Stock issued upon exercise of warrants	—	—	25,000	—	50,000	—
Stock issued upon conversion of
Series E preferred stock	(30,000)	—	98,589	1	(1)	—
Legal settlement and royalty buyout
at $4.96 per share	—	—	50,000	1	247,999	—
Deemed dividends and accretion on
convertible preferred stock of $1,087,570	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	(3,692,034)

Balance as of June 30, 2004	283,250	$3	19,807,319	$198	$47,449,394	$(40,059,091)

At June 30, 2004 the Company’s 50,000 outstanding shares of Series D Convertible Preferred Stock would have been convertible into 125,519 shares of common stock and the 233,250 outstanding shares of Series E Convertible Preferred Stock would have been convertible into 775,466 shares of common stock.

The following table summarizes information about stock option activity during the nine months ended June 30, 2004:

	Number of Options	Weighted Average exercise price

Outstanding October 1, 2003	1,612,274	$4.00
Canceled/expired	(418,341)	$5.45
Exercised	(291,073)	$3.63
Granted	915,000	$5.87

Outstanding June 30, 2004	1,817,860	$4.67

Exercisable at June 30, 2004	893,122	$3.60

Options outstanding are exercisable at prices ranging from $2.50 to $9.03 and expire over the period from 2004 to 2009 with an average life of 3.7 years.

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about warrant activity during the nine months ended June 30, 2004:

	Number of Warrants	Weighted Average Exercise Price

Outstanding October 1, 2003	2,427,802	$3.85
Canceled/expired	(50,000)	$10.00
Exercised	(25,000)	$2.00

Issued	—	—

Outstanding June 30, 2004	2,352,802	$3.74

At June 30, 2004, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Business Group	$270,494	$53,856	$807,589	$635,043
Government Group	1,836,787	259,756	3,567,720	339,810

	$2,107,281	$313,612	$4,375,309	$974,853

Gross Profit (Loss):
Business Group	$(167,833)	$(62,015)	$(244,625)	$(88,619)
Government Group	1,268,795	189,526	2,259,913	204,952

	$1,100,962	$127,511	$2,015,288	$116,333

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

12. LEGAL PROCEEDINGS

In September 2003, the Company filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas. The Company amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants. For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as “ESI.” In November 2003, the Company filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

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

The three cases were consolidated upon motion by the defendants and order of the court. The defendants filed a first amended cross-complaint against the Company alleging fraud, breach of contract in connection with the ESI License Agreement and the options, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, and violation of California Business and Professions Code §17200. The defendants seek actual and punitive damages in unstated amounts and other relief. The Company filed a demurrer and motion to strike as to the first amended cross-complaint, which was granted, in part, in May 2004. In June 2004, ESI filed a second amended cross-complaint containing allegations similar to the first amended cross-complaint and seeking the same relief. The Company has filed a demurrer and motion to strike as to the second amended cross-complaint which will be heard by the court on August 13, 2004. Discovery has commenced. No trial date has been set.

Related to the Company’s April 2000 purchase of the NeoPlanar speaker technology, the Company was in dispute with a predecessor owner of the technology regarding a minimum film royalty for 2002 of approximately $228,000. In March 2004 the Company settled this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock, which included a buyout of all future royalties.

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

AMERICAN TECHNOLOGY CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Except as set forth above, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

13. INCOME TAXES

At June 30, 2004, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2003 the Company had for federal income tax purposes net operating loss carryforwards of approximately $28,500,000 which expire through 2024 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

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

Our HyperSonic Sound (HSS) technology is a new method of sound reproduction that uses parametric acoustics to create sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound’s unique features are useful in new sound applications. We believe we are the leader in developing and commercializing parametric loudspeakers. Our Long Range Acoustic Device (LRAD) technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems. Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound systems and public address. Our new military sound system (5MC) offers improved intelligibility on flight decks and in other applications. Our PureBass extended range woofer employs unique cabinet construction, novel vent configurations and multiple acoustic filters to minimize distortion and provide high output. It provides a high frequency interface with our NeoPlanar panels and other upper range satellite speaker systems.

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

The following is a summary description of our operating results for the three and nine months ended June 30, 2004. A more detailed discussion of our operating results is included below under the heading “Results of Operations.”

Our third quarter of fiscal 2004 represented a continuation of business and strategic initiatives implemented in the first quarter of fiscal 2004, including:

- Organization:

•	We changed and added to our senior management team. We now have a management team with significant experience in successfully bringing products to market.

•	We have formed separate Engineering and Advanced Development Departments. The Advanced Development Department will continue to foster creative innovation. The Engineering Department focuses on bringing reliable products to market.

•	We reorganized the sales and marketing of our products by the end-user markets they serve. We now have a Business Products and Licensing Group and a Government and Force Protection Systems Group.

- Management Process:

•	We are implementing a phase gate development process. This process provides executive review of each project at key phases within the development cycle. The goal is to ensure development of products which meet our cost, reliability and business goals.

•	We have instituted a rigorous engineering verification, design verification and product life testing process. The purpose of this process is to ensure that our products are reliable and meet customer requirements.

- Sales:

•	We are focusing greater effort on pursuing sales opportunities internally with marketing teams in the Business Group and Government Group experienced in the target markets. In the past, we relied primarily on outside licensees for sales and marketing of our key products.

• We are focusing on maintaining acceptable margins for the substantial majority of our sales.

•	Our marketing teams are focused on sales growth and we expect continued revenue growth in the fourth quarter of fiscal 2004.

- Business Relationships:

•	We are establishing relationships with established national or global partners for sales, manufacturing and distribution to accelerate the worldwide adoption of our products. We are generally pursuing relationships on a non-exclusive basis to maximize the performance incentives for our partners and market penetration of our products.

•	Relationships are being chosen and structured carefully for complimentary fit with our strategy and achievement of desired objectives.

We believe our third quarter shows positive results deriving from these initiatives. Our revenues for the quarter ended June 30, 2004 were $2.1 million, compared to $1.5 million for the immediately preceding second quarter of fiscal 2004, and $313,600 for the quarter ended June 30, 2003. Our gross profit for the three and nine months ended June 30, 2004 was 52% and 46% of revenues, compared to 40% and 12% gross profit for the comparable three and nine months of the prior fiscal year. We accomplished these significant improvements in sales and margins while increasing only modestly our total operating expenses. Overall, we reduced our net loss from $6.0 million in the first nine months of fiscal 2003 to $3.7 million for the first nine months of fiscal 2004, and from $2.4 million in the third quarter of fiscal 2003 to $1.4 million in the third quarter of fiscal 2004.

Management is continuing to focus efforts upon near-term revenue and gross margin improvement from our existing, marketable products. We have increased the number of personnel to further in-house sales and marketing, grow our Advanced Development Department to develop new products and product applications, and to fill key management and operational positions. Personnel cost increases reflect our objective to assemble the right teams to accelerate quality product development, build market momentum, and generate sales. We believe our new generation HSS and LRAD products, plus quarter-over-quarter sales increases, are direct results of building the proper staff. We are focusing resources on sales, marketing, engineering and production of existing products, and we will closely monitor research and development activities in future periods with a view toward establishing a compelling business case for each Advanced Development initiative.

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

Recent Developments

In April 2004, Kalani Jones was appointed President and Chief Operating Officer. He formerly served as Chief Operating Officer. In the new position, he has assumed greater responsibilities for all aspects of our business operations. He is also managing Sales and Marketing for our Business Group pending the hiring of a Vice President of Sales and Marketing.

In June 2004 we announced the hiring of Michael A. Russell as our Chief Financial Officer. Carl Gruenler, who was acting as Interim Chief Financial Officer, is now focused full-time on his duties as Vice President of our Government Group.

In May 2004 we announced a manufacturing partnership with Pemstar, Inc. to build volume HSS® and LRAD(TM) orders. Pemstar is a leading provider of manufacturing services with over 1,000,000 square feet in 15 manufacturing facilities located in the United States, Asia, Europe, South America and Mexico.

Also in May 2004 we announced that we have been developing a new flight deck voice communications system designated as the 5MC system by the U.S. Navy. This new product was supported in part by a $436,000 contract by the U.S. Navy via a contract with Signal Solutions, Inc., a subsidiary of General Dynamics Network Systems. Our 5MC military sound system complements our LRAD and NeoPlanar product offerings to government customers.

In June 2004 we received our first shipments of Generation III HSS units from our contract manufacturer (Pemstar, Inc.) and commenced testing with selected customers in anticipation of growing production and sales starting in the fourth fiscal quarter of 2004. Generation III HSS features higher SPL (loudness), lower distortion (cleaner sound) and attractive packaging resulting from internal and external industrial design. With the known performance of our Generation III HSS product we are focusing our Business Group marketing efforts on the digital signage, kiosk/display and trade show markets where we believe HSS speakers offer customers compelling advantages by directing sound to target users and reducing noise clutter. Existing Business Group sales and marketing personnel and those we seek to hire will be focused on end-user customers and technology integrators and others specializing in these market segments. In addition to direct sales to end-users, we expect to develop relationships with established national or global partners for sales, distribution and installation of HSS products to accelerate the worldwide adoption of HSS sound solutions. We are also in the early stages of developing opportunities and relationships to employ HSS technology in home theater and related applications.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Actual results could materially differ from those estimates under different assumptions and conditions and operating results for the three and nine month periods presented are not necessarily indicative of the results that may be expected for the year. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition. We derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation (“product sales”) and (ii) contract and license fee revenue. Component and product sale revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are recognized ratably over the specified term of the particular license or agreement.

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

Off-Balance Sheet Arrangements. We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Results of Operations

Revenues

Revenues increased 349% for the nine month period ended June 30, 2004 to $4,375,309 compared to $974,853 for the comparable first nine months of fiscal 2003. Revenues for the three months ended June 30, 2004 were $2,107,281, a 572% increase over revenues of $313,612 for the comparable three months of fiscal 2003. Revenues for the first nine months of fiscal 2004 included $4,201,193 of product and component sales and $174,116 of contract and license revenues. Revenues for the first nine months of fiscal 2003 included $808,296 of product sales and $166,557 of contract and license revenues. The increases in the 2004 period were primarily a result of several large LRAD contracts and one large NeoPlanar contract. The nine month 2003 revenues included $83,261 for portable consumer products. Portable consumer product revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. During fiscal 2003 we ceased marketing and selling portable consumer products in order to focus financial, personnel and facility resources on our sound technologies. There were no sales of portable consumer products in the first nine months of fiscal 2004.

Contract and license revenues for the nine months ended June 30, 2004 and 2003 were $174,116 and $166,557. Our focus in fiscal 2004 has been on product and component sales rather than contracted development. At June 30, 2004 and 2003 we had $322,481 and $274,170 recorded as deferred revenue or deposits for existing contracts, agreements and licenses.

As we have only recently commenced product manufacturing and sales, have limited record of recurring sales and difficulties producing HSS systems in fiscal 2003 caused delays in order fulfillment, we do not consider order backlog to be an important index of future performance at this time. Our backlog is also affected by the timing of large orders and order deliveries, especially to government customers. Our order backlog was approximately $46,800 and $558,000 at June 30, 2004 and 2003. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Late in fiscal 2003, with the addition of new personnel, we organized operations into two segments by the end-user markets they serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS, NeoPlanar and PureBass products to companies which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, 5MC systems and HSS products to government and military customers and to the expanding force protection market. Although the segments became separately managed in the last quarter of fiscal 2003, we have segmented historical operations for comparable end-user customers for comparison purposes.

Presented below is a summary of revenues by business segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Business Group	$270,494	$53,856	$807,589	$635,043
Government Group	1,836,787	259,756	3,567,720	339,810

	$2,107,281	$313,612	$4,375,309	$974,853

Business Group revenues for the nine months ended June 30, 2004 included both HSS and NeoPlanar product sales. Business Group revenues for the comparable nine months of the prior year included $83,261 for portable consumer products with the balance from initial HSS startup sales and NeoPlanar product sales. HSS sales declined and shipments were sporadic in the last three quarters of fiscal 2003 as we worked through manufacturing and materials issues. In the first quarter of fiscal 2004 we began to slowly ramp HSS shipments to selected customers. We expect Business Group HSS product shipments to ramp up during the balance of fiscal 2004 and in fiscal 2005.

Government Group revenues for the nine months ended June 30, 2004 included sales of $3,400,105 of LRAD, NeoPlanar and 5MC products and $167,615 of revenues from engineering and contract work. These revenues derived primarily from a limited number of large orders and the timing of follow-on orders, if any, is difficult to predict. Government Group revenues for the prior year’s first nine months were primarily from contract work related to the development of LRAD technology. Our Government Group has only recently been formed and we do not believe historical revenues are indicative of future revenues. We expect continued revenue growth in the last quarter of fiscal 2004.

For the nine months ended June 30, 2004 sales to two customers accounted for 51% and 28% of total revenues, respectively. For the three months ended June 30, 2004 sales to three customers accounted for 62%, 22% and 13% of total revenues, respectively.

Gross Profit

Presented below is the gross profit or loss by business segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Gross Profit (Loss):
Business Group	$(167,833)	$(62,015)	$(244,625)	$(88,619)
Government Group	1,268,795	189,526	2,259,913	204,952

	$1,100,962	$127,511	$2,015,288	$116,333

The overall gross profit for the nine months ended June 30, 2004 was 46% of revenues, a significant improvement from the 12% gross profit reported for the comparable first nine months of the prior year. We experienced a gross loss on Business Group operations for the first nine months of fiscal 2004 of $244,625 due to a slow ramping of sales efforts following manufacturing and materials issues encountered in fiscal 2003 on HSS systems. We also recognized lower than standard margins on a Business Group NeoPlanar installation that demonstrates the benefits of NeoPlanar speakers in theaters, concert halls and other venues. For the 2003 fiscal year we had a gross loss in Business Group operations primarily as a result of warranty costs incurred in the last quarter of fiscal 2003. We expect Business Group product sales to produce positive margins in late fiscal 2004 or early fiscal 2005 as we ship Generation III HSS units and grow sales.

We do not believe historical gross profit results are necessarily indicative of future results. Gross profit percentage is highly dependent on sales prices, volumes, personnel allocations and assignments, purchasing costs and overhead allocations. We have very limited experience with a new contract manufacturer for HSS and LRAD products, and costs of such contract work will vary based on volumes and other factors. Our various sound products have different margins so product sales mix can materially affect gross profits. We continue to make model changes including raw material and component changes thus changing cost inputs. Margins may vary significantly from period to period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 86% for the first nine months of fiscal 2004 compared to 348% in the comparable period for fiscal 2003. These costs in the first nine months of fiscal 2004 totaled $3,766,137, an increase of $372,532 from the $3,393,605 incurred in the first nine months of fiscal 2003. Personnel and consulting costs increased $968,000 in the current nine month period compared to the prior period primarily as a result of personnel additions made in late fiscal 2003 and during fiscal 2004 including the formation of our Government Group and recruiting and related costs. Personnel cost increases reflect our objective to assemble the right teams to accelerate quality product development, build market momentum, and generate sales. Legal and settlement related costs decreased by $892,000, primarily as a result of the $950,000 provision for litigation costs, but may vary significantly quarter to quarter due to licensing and contract initiatives, legal disputes and other matters. Other increases in the current year included an $111,000 increase in our public company and stock market obligations, a $61,000 increase in public relations and product promotion and an $153,000 increase in occupancy costs resulting from increased activity.

Selling, general and administrative expenses for the third quarter ended June 30, 2004 were $1,614,351 compared to $1,728,296 for the comparable quarter of fiscal 2003. Personnel and consulting costs increased $551,000 in the third quarter of fiscal 2004 compared to the comparable quarter of 2003 reflecting significant increases in sales and administrative personnel. These increases were offset by a reduction of $780,000 in charges related to legal costs and contingencies.

We expect to expend additional resources on growing our management team and in marketing our sound technologies in future periods, which we expect will increase selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses declined slightly from fiscal 2003 to 2004. Research and development expenses as a percentage of sales were 45% for the first nine months of fiscal 2004 compared to 208% in the comparable period for fiscal 2003. These costs in the first nine months of fiscal 2004 totaled $1,983,518, a decrease of $39,577 from the $2,023,095 incurred in the first nine months of fiscal 2003. Personnel and consulting costs increased in the first nine months of 2004 by $70,000 while component and prototype related costs increased by $168,000. Fiscal 2003 research and development costs included $315,636 of amortization expense related to purchased technology. There was no comparable amortization in the most recent nine month period as the purchased technology is fully amortized.

Research and development expenses for the third quarter ended June 30, 2004 were $890,299 compared to $714,376 for the comparable quarter of fiscal 2003. The reduction of $105,000 of purchased technology amortization in 2003 was offset in fiscal 2004 by $235,000 increase in personnel and consulting costs and a $67,000 increase in prototyping and testing costs primarily related to HSS systems.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2004 development costs to increase compared to the prior year as we have added personnel and develop and test new applications and products based on our sound technologies.

Loss From Operations

Total operating expenses were $5,749,655 for the nine months ended June 30, 2004, compared to the $5,416,700 for the comparable period ended June 30, 2003. Our loss from operations was $3,734,367 for the first nine months of fiscal 2004 representing a significant reduction compared to $5,300,367 for the first nine months of fiscal 2003. We expect increased product sales and margin contributions in fiscal 2004 to continue to reduce the loss from operations from fiscal 2003 levels. The loss from operations for the third fiscal quarter ended June 30, 2004 was $1,403,688. This represents a $911,473 reduction compared to $2,315,161 loss from operations for the third fiscal quarter ended June 30, 2003. The reduced loss from operations experienced in the most recent quarter resulted primarily from a $973,000 improvement in gross margin contribution.

Other Income (Expense)

The major items in other income (expense) are interest expense and interest income. In the first nine months of fiscal 2004 we incurred interest expense of $2,263 a reduction of $668,506 from interest expense of $670,769 in the first nine months of fiscal 2003, which included non-cash amortization of debt discount of $405,000. During fiscal 2003 our outstanding long-term debt was converted to equity causing the decline in interest expense. We do not expect any significant interest costs for the balance of fiscal 2004. We recognized $44,596 in interest income for the nine months ended June 30, 2004 from invested cash balances.

Net Loss

The net loss for first nine months of fiscal 2004 was $3,692,034 compared to the net loss of $5,968,603 for the first nine months of the prior year. The $2,276,569 reduction in the net loss resulted primarily from increased revenues and margins and reduced interest expense. The net loss for the third fiscal quarter of 2004 was $1,390,411, representing an improvement of $992,241 compared to the third quarter of fiscal 2003.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,087,570 in the first nine months of fiscal 2004 and $1,593,736 in the first nine months of fiscal 2003. Accordingly the net loss available to common stockholders was $4,779,604 and $7,562,339 for each nine month period.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our sound technologies. Our net cash used in operating activities was $4,909,532 for the nine months ended June 30, 2004. As of June 30, 2004, the net loss of $3,692,034 included certain expenses not requiring the use of cash totaling $398,153. In addition, cash was used in operating activities through an increase of $1,202,762 in accounts receivable, an increase of $488,864 in inventory and an increase of $221,109 in prepaid expenses. Cash was provided by an increase of $297,084 in accounts payable and accrued liabilities.

At June 30, 2004, we had accounts receivable of $1,386,924 as compared to $184,162 at September 30, 2003. The balance at June 30, 2004 represented approximately 60 days of revenues. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our sound technology components and products. Our receivables can also vary substantially due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the first nine months of fiscal 2004, we used $299,623 for the purchase of equipment and software and made a $254,096 investment in patents and new patent applications. We anticipate a continued investment in patents in the balance of fiscal 2004. Dollar amounts to be invested on these patents are not currently estimable by management.

At June 30, 2004, we had working capital of $5,749,624 compared to working capital of $8,484,210 at September 30, 2003.

We have financed our working capital requirements primarily through sales of common and preferred stock and warrants, exercises of stock options and warrants, sales of convertible and non-convertible notes, and margins from product sales. Private equity and debt capital has generally been available to us when needed. The availability of such capital in the future will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, and our historical financial performance and future prospects. Our ability to raise capital could also be affected by any of the risks affecting our business discussed below under the heading “Business Risks.”

In July 2003, we raised approximately $9.4 million in net proceeds from an equity financing, and since that financing, we have not needed outside capital to fund our operations. Cash from financing activities of $1,099,026 consisted almost entirely of option and warrant exercises, the timing and amount of which are not in our control.

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

Other than cash of $5,486,133 at June 30, 2004 and accounts receivable collections, we have no other material unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for sound products. The timing and amounts of these expenditures and the extent of our operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance that revenues from products and technologies will become sufficient to sustain operations or achieve profits in the future.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations, including purchase commitments at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital leases	$25,612	$12,806	$12,806	$-0-	$-0-
Operating leases	526,756	250,880	262,440	13,436	-0-
Purchase obligations	73,400	73,400	-0-	-0-	-0-
Employment agreements	30,500	30,500	-0-	-0-	-0-

Total contractual cash obligations	$656,268	$367,586	$275,246	$13,436	$-0-

In January 2004 we executed a new operating lease on our corporate offices, which resulted in a substantial increase in our operating lease commitments.

Other than included above we had no purchase obligations or long-term debt obligations at June 30, 2004.

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2004. At June 30, 2004, we had an accumulated deficit of $40 million. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

None of our products has been mass produced in quantity, and certain of our technologies, including HSS and LRAD, are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product.

Due to performance failures of components in some of our first generation of HSS systems, we are voluntarily replacing emitters on an estimated 700 Generation I HSS units. At June 30, 2004 we had a warranty reserve of $365,145 with $241,000 allocated for this replacement program. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

Our agreements with General Dynamics Armament and Technical Products, Inc. were recently terminated. Our business was formerly highly dependent on our level of sales to that company and its affiliates.

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

Revenues under the GD-ATP agreements and a prior professional services agreement with Bath Iron Works Corporation represented approximately 16% of our revenues during the nine months ended June 30, 2004, and 24% of our revenues during the fiscal year ended September 30, 2003. Subsequent to the termination of the agreements we have continued to make sales to General Dynamics divisions and affiliates. Our future results of operations could suffer unless we continue to sell successfully to customers and markets formerly subject to the GD-ADP agreements.

Our business has been highly dependent on a limited number of customers.

For the nine months ended June 30, 2004 sales to two customers accounted for 51% and 28% of total revenues, respectively. For the three months ended June 30, 2004 sales to three customers accounted for 62%, 22% and 13% of total revenues, respectively. Some of the past reliance on a limited number of customers has been due to the former strategy of pursuing sales in key markets through distributors who often had exclusive rights to sell to specific customers or for specific uses. Our current strategy is to pursue markets and customers directly or through non-exclusive distributors. However many of our government sales are made to military contractors who resell to the ultimate end-user agency. Accordingly, we may still be dependent on the success and timing of large orders from individual customers that may not be recurring, or may not recur in a predictable fashion. Accordingly, sales to individual customers may continue to represent significant percentages of future sales volume, and the loss or delay in orders to individual customers may significantly impair quarterly results of operations and could cause our stock price to decline.

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

We will be dependent on outside manufacturers to support our production schedules. We have recently changed manufacturers.

During fiscal 2003, we terminated our manufacturing relationship with HST, Inc., formerly our sub-contract manufacturer of our HSS and NeoPlanar products. In addition, Amtec Manufacturing, previously the sole manufacturer of our PureBass subwoofer units, ceased operations. In May 2004 we established a manufacturing partnership with Pemstar, Inc., an established contract manufacturer. Our experience with this new relationship is limited, and we cannot yet predict cost and production timing at a level of assurance that would come with a longer term relationship. Any difficulties in establishing a long-term contract manufacturing relationship could reduce future revenues and margins, adversely affecting financial condition and results of operations.

We rely on outside suppliers to provide a large number of components incorporated in our products.

Our products have a large number of components produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

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

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of June 30, 2004, the outstanding 50,000 shares of Series D Preferred Stock were convertible into an aggregate of 125,519 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased. The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price for warrants on 495,880 common shares will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. As of June 30, 2004, the 233,250 outstanding shares of Series E Preferred Stock were convertible into an aggregate of 775,466 common shares. The Series E Warrants on 364,875 common shares also contain an antidilution adjustment for certain security sales by the Company below $3.25 per share.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $5.5 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $55,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Footnote 12 on page 11 of this report for information regarding Legal Proceedings.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 27, 2004, the following individuals were elected to the Board of Directors: Elwood G. Norris, Kalani Jones, Richard M. Wagner, David J. Carter and Daniel Hunter. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld

Elwood G. Norris	13,506,156	155,030
Kalani Jones	13,545,712	115,474
Richard M. Wagner	13,548,448	112,738
David J. Carter	13,548,948	112,238
Daniel Hunter	13,554,098	107,088

Our stockholders also voted to ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending September 30, 2004. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

13,619,207	21,332	20,647	-0-

The foregoing proposal was approved and accordingly ratified.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	10.1	Employment Agreement of Michael A. Russell dated June 17, 2004.

	10.2	Severance Agreement of Joe Zerucha dated June 14, 2004.

	31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

(b)	Reports on Form 8-K:

On April 28, 2004, we filed a Form 8-K containing disclosure in Items 5 and 7, therein.
On June 25, 2004, we filed a Form 8-K containing disclosure in Items 5 and 7, therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 4, 2004	By:	/s/ MICHAEL A. RUSSELL
———————————————
Michael A. Russell, Chief Financial Officer
(Principal Financial and Accounting Officer and duly
authorized to sign on behalf of the Registrant)