Form 10-K
period 2004-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2004-12-28
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004; OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO __________________

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

13114 Evening Creek Drive South, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

Registrant's' telephone number, including area code:  (858) 679-2114

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.00001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] NO [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ SmallCap Market on March 31, 2004) was $94,391,214.*

The number of shares of Common Stock, $.00001 par value, outstanding on December 20, 2004, was 19,808,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended September 30, 2004.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

PART I

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or the future performance of our company.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Item 1. Business

Overview

American Technology Corporation is an innovator of proprietary sound reproduction technologies and products. We believe our innovative proprietary sound technologies provide us a significant competitive advantage in our principal markets. We believe we are the leader in developing and commercializing parametric loudspeakers, branded as HyperSonic® sound or HSS®. We believe we are also the leader in developing and commercializing high intensity directed acoustical devices, branded as our Long Range Acoustic Device or LRAD™. We have filed over 70 patent applications in the United States, and over 90 patent applications internationally covering our various sound technologies and products.

We make significant investments in research and development to expand our technology and product portfolio. We are expanding our LRAD product family, introducing a new NeoPlanar product line for emergency notification and general announcing markets which require high intelligibility, and are utilizing our products to provide solutions for difficult acoustic challenges.  We offer our products for sale worldwide, but expect the largest markets to be the United States, Europe and Asia.

Our four major products from our technology portfolio are listed below.

  Our HyperSonic sound, or HSS, technology is a new parametric speaker technology that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, which are those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction. In October 2004, we released our HSS Generation III (T120 and T220) product family, which has higher reliability, lower distortion and higher output levels than previous models of our HSS products.
  Our Long Range Acoustic Device, or LRAD technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, which is effectively a supercharged megaphone. LRAD products are designed and used as directed long-range hailing and warning systems by both government and commercial customers. We believe our LRAD product innovation, our growing engineering capabilities, and our manufacturing and marketing competencies have established us as the leader in this new marketplace. We are marketing LRAD throughout the U.S. Department of Defense as “The Sound of Force Protection™”, and our markets are expanding to include law enforcement and commercial customers with significant security concerns. In fiscal 2004, we developed a remote controlled pan/tilt version of LRAD for critical infrastructure force protection applications, and we demonstrated our competency to engineer additional new sound solutions for the U.S. Department of Defense.
  Our NeoPlanar® technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume.  NeoPlanar applications include high-end sound, emergency notification and public address systems. In fiscal 2004, we began marketing NeoPlanar for use in large indoor spaces and in outdoor environments for emergency notification. NeoPlanar offers customers a new capability by delivering remarkably intelligible communications in difficult spaces such as aircraft hangar bays and at distances up to one-half mile.

  Our SoundClusterTM technology is a new multi-element speaker cluster optimized for even sound coverage over large areas. Our SoundCluster product offers an improved level of intelligibility and clarity in high ambient noise environments. The SoundCluster satisfies flight deck safety and large area emergency notification requirements. The flexible and ruggedized SoundCluster design lends itself to installation in harsh environments, where conventional speakers may fail. During fiscal 2004, we deployed the first SoundCluster for use on a U.S. naval warship.

In order to capitalize on our technology leadership position, we continue to focus on our organization, management processes and business relationships.

  Organization:
    In fiscal 2004, we created a new Quality Department reporting directly to the President to ensure that we develop products that meet the high standards that our customers require.
    During fiscal 2004, we increased the size of our engineering and quality organization to 20 people to more rapidly expand our product portfolio.
  Management Processes:
    In fiscal 2004, we continued to refine our phase gate development process. This process provides executive review of each project at key phases within the development cycle. The goal is to ensure development of products that meet our cost, reliability and business goals. Our new product developments use the phase gate development process.
    In 2005, we intend to begin the ISO 9001 certification process to meet the needs of our customers.
  Business Relationships:
    We will continue to seek relationships with national or global partners for sales, manufacturing and distribution to accelerate the worldwide adoption of our products.

    The Business Group, described below, intends to expand HSS sales into Western Europe and Asia. The Government Group intends to expand LRAD and other product sales into Western Europe, Asia and the Middle East.

Recent Developments

In December 2004, we received a firm order for $4.5 million in LRAD products from ADS, Inc. for use by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.  The order also includes $0.4 million in ancillary products which we are providing on a value-added reseller basis along with the LRAD units.  The order calls for deliveries in December 2004 and January 2005 and customary payment terms.

Segment Reporting

We organize our business into two reporting segments by the end-user markets we serve. Our Business Products and Licensing Group, or Business Group, licenses and markets HSS and NeoPlanar products to companies that employ audio in consumer, commercial and professional applications. Our primary focus in the Business Group has been expanding sales of HSS. We are concentrating our efforts on the following vertical markets:

  Digital Signage, sometimes referred to as “In Store Television”;
  Command and Control Centers;
  Museums and Displays;
  Trade Shows and Conventions; and
  Kiosks.

Our Government and Force Protection Systems Group, or Government Group, markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets. We also engineer custom sound solutions for these customers. Based on initial market response for long range hailing and warning, emergency response, and engineered acoustic solutions, we expect significant continued revenue growth for this segment in fiscal 2005.

During fiscal 2004, we improved the quality, performance and manufacturability of our HSS products, and starting in October of 2004, we began deliveries of our HSS Generation III (T120 and T220) products. We also expanded our Government Group product line by adding new LRAD features and new products. During fiscal 2004, we also expanded our Advanced Development and Engineering departments to accelerate new product development and support custom engineering solutions.

We believe we are uniquely equipped to provide our technologies and products in rapidly growing markets for new sound applications not currently served by conventional sound devices and as an alternative to conventional loudspeakers. We believe market factors such as the rapid growth of plasma and flat panel screens offer significant growth opportunities for our HSS focused sound solutions. We also believe that the growth in defense and homeland security and related protection spending by commercial customers provides a growing market for our sound products to be used for intelligible communication over long distances.

Our shares of common stock trade through the NASDAQ SmallCap Market under the symbol “ATCO.”  Our address is 13114 Evening Creek Drive South, San Diego, California, our telephone number is 858-679-2114 and our internet website is located at www.atcsd.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this report nor is it part of this report.

Our Technology and Products

HyperSonic Sound

We believe we have pioneered a new paradigm in sound production based on well-known principles of physics. The common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, which are fundamentally a piston action directly pumping air molecules into motion to create audible sound waves we hear. Parametric or nonlinear acoustics use changing pressures in air to produce sound indirectly. We believe we are the first company to employ the "non-linearity" of air into a commercial sound product.

HSS employs ultrasonic frequencies to carry content, e.g. music and voice, into the air. Proprietary ultrasonic emitters, or transducers which convert electrical energy to high frequency acoustical energy, produce these ultrasonic frequencies beyond the range of hearing.  We have developed the ability to use such devices in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within and throughout an invisible beam. Sound does not appear on the surface of the ultrasonic emitter, which is a significant departure from a direct radiating loudspeaker.  For example, if the beam is directed towards a wall, the sound first emanates from the surface of the wall, or if the beam is directed to a person, the sound is created at the person. This directionality allows sound to be manipulated in space or diffused from a surface in a wide variety of ways to produce desired effects. The sound does not dissipate at the same rate over distance as it does with traditional speakers. This unique feature provides greater sound volume at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at distances up to hundreds of feet.

With the rapid growth of alternative advertising such as digital signage, point-of-purchase and in-store TV networks, there is a trend towards sound clutter and even sound pollution. In-store display advertising tends to irritate customers if too intrusive and annoy workers due to the repetition. We have tested our sound with plasma displays to achieve focused controlled sound such that only those customers interested in the promotion are tuned in and nearby clerks do not hear the message. We believe this ability to locate sound will be a driving feature of HSS systems. We believe our HSS technology offers a number of advantages:

  The ability to create a beam of sound and place it only where you want it;
  Elimination of the need for a speaker enclosure;
  Reduction of the effect of room acoustics on sound quality;
  Ability to manipulate or selectively position or diffuse the source of sound;
  Ability to deliver a beam of sound over longer distances than conventional speakers;
  Ability to penetrate other competing sounds; and
  Elimination of feedback from live microphones.

We expect additional HSS applications to become evident as our products become more widely known. We believe HSS will ultimately have application in much broader consumer, home, vehicle, commercial and industrial environments.

We are currently producing and selling our HSS Generation III hypersonic sound directed audio systems,  (Model T120 and T220), which have important improvements over prior generations including:

  Reduced distortion;
  Slimmer package;
  Wired remote control;
  Volume thumb wheel with digital volume display;
  Universal mounting studs;
  Swivel mount; and
  Choice of audio inputs including, XLR Microphone, RCA and Mini-Jack.

We expect to develop improved electronics and emitters and introduce new HSS systems in fiscal 2005. We seek to minimize distortion, improve output, reduce electronic packaging size, and trim production costs to expand the applications of HSS to new markets.

Long Range Acoustic Device

We believe our Long Range Acoustic Device, or LRAD, technology is a breakthrough directed acoustic beam device for long-range hailing and warning.  LRAD was developed to communicate at operationally-effective ranges with authority and superior intelligibility, even in high ambient noise environments. LRAD meets the need for clear voice communications at a distance to issue instructions, influence behavior, and determine intent.  LRAD was developed to support the security needs of military, government, law enforcement and commercial customers worldwide. Through intense marketing efforts, successful product deployments and extensive product demonstrations, we believe that LRAD is becoming well known by the U.S. Department of Defense as “The Sound of Force Protection™”. LRAD systems are currently in operational use in maritime, checkpoint, vehicular, airborne, and integrated system applications by the U.S. Navy, U.S. Marine Corps, U.S. Army and U.S. Coast Guard.  Operational feedback by the U.S. Navy, U.S. Marine Corps. and U.S. Army from LRAD deployment in Operation Iraqi Freedom has been favorable. LRAD also supports applications for the Department of Homeland Security, other government and law enforcement agencies and customers where there is a need to protect critical high-value commercial infrastructure, such as buildings, bridges, tunnels, dams, power plants, pipelines, airports, sea ports, communications towers and other similar important commercial facilities.

LRAD was developed in parallel with the release of Naval Vessel Protection Zone requirements to enforce a 500-yard Exclusion Zone and 100-yard Protection Zone around U.S. naval warships both in the U.S. and in the foreign ports and restricted waters. LRAD provides the critical long range communication and intense but not harmful ability to warn away friendlies, classify non-compliants as hostile and support lethal rules of engagement.  This ability also allows the LRAD operator to execute proactive responses at extended distances, which in turn increases safety and the time to diffuse tense situations, thereby potentially saving lives on both sides of the device. In the remote-operation pan/tilt configuration, LRAD provides a first responder, immediately escalating non-lethal capability for protecting important commercial facilities.

LRAD’s features include:

  High source level acoustic transmissions with a series of phase coherent transducers;
  Sound pressure levels in excess of 146 dB, or decibels during continuous operation at a distance of 1 meter with instantaneous peaks at 151 dB;
  Limits to 120 dB at 1 meter in normal operation, with a battle override key to allow maximum power to achieve longer hailing and warning distances for certain applications and ambient noise conditions;
  A beam center of 16 degrees on either side of center line;
  Effective hailing distances in excess of 500 yards, warning distances in excess of 750 yards;
  Both voice and warning tones for determining intent for multiple applications;
  Low operating power requirement, (400 watts); easily powered by 12/24 volt invertors;
  Input flexibility from networks, individual microphones, and audio output hand held and wearable computers;
  Easily transportable or vehicle mounted, 33” diameter x 4” thickness, lightweight at 45 lbs.;
  Powerful and safe when used properly; and
  Highly directional at distance.

We also have other customized LRAD applications under development to meet specific customer requirements each with broad government and commercial applications.

NeoPlanar Speakers

Our NeoPlanar technology is a thin film planar magnetic type speaker that uses novel films, magnetic materials and a manufacturing process that we believe provides improved cost/performance benefits. Traditional planar magnetic speakers use materials with limited power handling ability and are generally associated with high distortion. Our NeoPlanar technology provides the ability to build flat and thin speakers with the following distinguishing features:

  High power handling;
  Low mass;
  High durability;
  Superior sound quality;
  High sensitivity;
  High sound pressure levels;
  Extended high frequency output compatible with new compact disk standards; and
  Exceptional clarity over long distances.

At present, we assemble NeoPlanar panels in 3, 8, and 24-inch segments of 3 inch width. Other lengths and widths are manufacturable. Our NeoPlanar Sound Bar product uses panels in an upright column and our NeoPlanar Sound Squares product organizes panels in a square box configuration. Both products are designed for public address with high intelligibility at very high output levels. NeoPlanar products can be engineered and customized to fit the needs of a particular facility or outdoor application. NeoPlanar speakers have been employed successfully for military and government installations in ships and hangars, and for outdoor public address and emergency response applications.

NeoPlanar technology provides a loud and clear outdoor and indoor public address and emergency response communication system for military, government and commercial facilities and areas.  Due to their unique intelligibility in high ambient noise environments and robust survivability in most operational environments, NeoPlanar products are useful for multiple military, government and force protection applications. Indoors, particularly in large spaces such as aircraft hangars, NeoPlanar provides a high level of clarity due to engineered reduction of multi-path and distortion. Outdoors, NeoPlanar provides an effective range, up to approximately a half mile, of clear high fidelity-quality communication even over high ambient noise.

SoundCluster

SoundCluster is a series of specifically engineered clusters of conventional high intensity ruggedized speakers modeled and designed to provide scalable highly intelligible and even sound coverage across the large areas.  For example, our first SoundCluster installation was for the flight deck of the USS Stennis (CVN-74), one of the most challenging acoustic environments anywhere.  The U.S. Navy is considering SoundCluster as a permanent replacement for the aging 5MC flight deck system. With this product, we have demonstrated that in addition to core proprietary technologies, we possess the core competency to provide a comprehensive engineered solution for unique industry acoustic challenges.

Other Proprietary Technologies

We have other sound inventions and technologies in various stages of development including our PureBass® Woofer technology for low frequency speakers, our Stratified Field Technology, or SFT®, that employs a thin form, non-magnetic film to produce high quality sound, and other technologies and products in various stages of development. In 2005, we expect our sales efforts to be focused on HSS, LRAD, NeoPlanar and SoundCluster.

Operating Segment Information

We organize our business into two reportable segments by the end-user markets we serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS and NeoPlanar speakers to companies that employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets.

Business Group

Our Business Group licenses and markets HSS and NeoPlanar technology and products to companies which employ audio in consumer, commercial, industrial and professional applications.  Our Business Group's primary marketing focus in fiscal 2005 will be on HSS product sales. Consumer applications for our products include home theater, consumer electronics, vehicle and computer multimedia sound systems. Commercial and industrial applications include digital signage, public address systems, point-of-purchase advertising, entertainment and messaging systems. Professional applications include sound systems for theaters, stadiums, production studios and indoor and outdoor entertainment venues.

We sell our products to a range of customers including end-users, Original Equipment Manufacturers, or OEMs, who package our sound products with other products and system solutions, and to distributors who sell our products to others.

Our HSS strategy is to drive use in growing markets that can benefit from directed or narrowcast sound. The following are some key growing markets:

  Digital Signage - Digital Signage is a generic term used to describe the replacement of static, or passive, signs or displays with video screens such as cathode ray tube, or CRT, plasma, liquid crystal display, or LCD, or light-emitting diode, or LED, which may contain still or motion video images.  The image content, usually advertising or informational, can be changed via network control of each individual sign. Directional audio is required to contain the audio program within a defined space, to eliminate objections to the material from local workers, and to lower the overall audio noise level in a confined space.

  Command and Control Centers – Command and Control Centers require directed audio so that a person monitoring a control station can clearly hear alarms and notifications without disturbing someone that is monitoring an adjacent control station.

  Museums and Comparable Display Facilities - Directional audio is required in museums and similar facilities to focus audio information in targeted areas without distracting other patrons.  It is also required to allow multiple audio programs to be played within a confined space.

  Trade Show and Conventions - Trade shows and conventions require directional audio to lessen the overall room noise, attract patrons, focus instructional audio to individual displays, and contain audio programs within defined booth spaces.

  Kiosks - Retail point of purchase or information kiosks require directional audio to contain sound within the immediate space of the kiosk and to maintain some privacy for each individual listener.

 Our NeoPlanar strategy is to seek customers requiring a simple, rugged, thin, low distortion, high-clarity sound solution. We target customers to use NeoPlanar panels for:

  Industrial applications such as factories, airports and other large facilities;

  Vehicles;

  Coupling with flat panel displays;

  Multimedia;

  Public address systems; and

  High-end audio.

In August 2001, we entered into a non-exclusive license agreement with Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. The term of the agreement is perpetual unless terminated by either party for cause, or terminated by Harman with 30 days advance written notice.

Government Group

Late in fiscal 2003, we organized our Government Group to design, manufacture and market LRAD, NeoPlanar and HSS products for military, government and the developing force protection and emergency response markets, including commercial applications. During fiscal 2004, we demonstrated the market potential for LRAD, particularly with wartime implementations in Operation Iraqi Freedom.  We also completed key projects featuring the unique capabilities of NeoPlanar that have established our capabilities as an acoustic engineered solution provider. We are actively expanding relationships with the U.S. Department of Defense, U.S. Department of Homeland Security, other U.S. government agencies, major port authorities and police departments, international government agencies and commercial infrastructure security systems integrators.

During fiscal 2004, we developed an automated pan/tilt model of LRAD for use in a wide variety of applications requiring a remotely operated force protection capability.  Our initial customer was the Naval Surface Warfare Center (NSWC), Crane, Indiana, for integration into the Integrated Radar Sighting Surveillance System, or IROS3, for surface combatants, and the Aircraft Carrier Situational Awareness System, or ACSAS.  ACSAS and IROS3 are the U.S. Navy’s shipboard force protections systems, expected to be installed on all aircraft carriers and surface combatants to protect against small boat threats in port, restricted waters and littoral zones. LRAD adds capability to the integrated optics, command and control, and lethal weapon suite by providing a simple, repeatable and reliable way to determine intent through long range hailing and warning. Our LRAD models are also positioned to support a first responder capability for critical infrastructure protection for buildings, dams, bridges, tunnels, airports, power plants, pipelines, ports, communication towers, water treatment facilities and other similar important commercial facilities.

In December 2004, we received a firm order for $4.5 million in LRAD products from ADS, Inc. for use by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.  The order also includes $0.4 million in ancillary products which we are providing on a value-added reseller basis along with the LRAD units.

During fiscal 2004, we also developed SoundCluster, a new product for which the initial implementation was on the flight deck of a U.S. Navy aircraft carrier.

The landscape of the global defense industry continues to evolve as events, such as those of September 11, 2001 and Operation Iraqi Freedom, demand alternative strategic defense initiatives. The defense requirements of the United States have shifted from defending against Cold War era threats to focusing on the management of one or more regional conflicts, homeland security and proactive threat identification. As a result of this shift towards low intensity conflicts and military operations other than war, the defense industry is influenced by several key factors which also may impact our Government Group, such as those factors listed below.

  New funding is available to implement new technologies to meet modern threats.

  There is increased focus on force protection through threat identification, and non-lethal capabilities.

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

Our strategy is to position LRAD, NeoPlanar, and our other engineered solutions as the premium sound solution product suite for force protection, emergency response, and advanced audio systems throughout government and the security industry, first in the U.S. and then internationally. The following are examples of how our products are being used in force protection.

  LRAD

    Sold and installed on ships in the 5th fleet in and around the Basra, Iraq, area of the Persian Gulf to support maritime interdiction, such as board, search and seizure operations and oil terminal protection operations.

    Sold and delivered units to the 1st Marine Expeditionary Force and 3rd Marine Aircraft Wing deployed in and around Fallujah, Iraq, for Operation Iraqi Freedom.  LRAD has been added to the force protection kits, and deployed with several Marine Expeditionary Units.

    Sold and delivered units to the U.S. Army Rapid Expeditionary Force, and to the 3rd Battalion, 2nd Infantry Division Stryker force deployed in and around Mosul, Iraq in support of Operation Iraqi Freedom.

    Delivered units to the New York Police Department for use in crowd control for the Republican National Convention.

    Developed a remotely operated pan/tilt model for use in protecting U.S Navy vessels against small boat terrorist threats.

    Sold the remotely operated pan/tilt model to the Port Authority of New York/New Jersey for an initial infrastructure protection system project on the critical rail Hackensack Bridge.

    Received a large order for LRAD units to be deployed by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.

  NeoPlanar

    Delivered and installed a waterfront hailing system for shipyard protection sponsored by the Naval Sea Systems Command to demonstrate improved communication intelligibility at long distances over varying levels of ambient noise.

    Delivered and installed NeoPlanar Sound Bars for a newly constructed Navy aircraft hangar sponsored by the Naval Facilities Command.

    Delivered and installed NeoPlanar Sound Bars in a secure building sponsored by the Naval Facilities Command.

    Delivered and installed NeoPlanar Sound Bars and Sound Squares to a private academy for a campus emergency response system and to replace existing athletic field systems.

  SoundCluster

    Delivered a SoundCluster system to the U.S. Navy for evaluation on the USS Stennis (CVN-74) to replace the aging 5MC carrier flight deck sound system.

  HSS:

    Supported evaluations by government agencies for next generation command center communications.

We believe other military branches, government agencies and allied forces will increasingly employ LRAD systems for long range hailing and warning as part of their force protection strategies.

Our Government Group sells products directly to end-user customers and also to agents and distributors specializing in military, government and commercial security sales.

Manufacturing and Suppliers

We believe establishing and maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business.

During fiscal 2004, our manufacturing was spread amongst several internal and external resources. NeoPlanar manufacturing for both commercial and government systems remains located in our Carson City, Nevada facility. LRAD and HSS manufacturing transitioned from our San Diego facility to a contract manufacturer, Pemstar, Inc. in San Jose California.

We currently purchase completed products from Pemstar.  These units are stored in Pemstar warehouses and are shipped directly to our customers as required.  Our strategy is to increasingly utilize Pemstar's global contract manufacturing capabilities to allow us to meet our growing production needs.

We have refined our internal business processes to improve how we design, test and qualify product designs.  We have implemented more rigorous manufacturing and quality processes to track production and field failures.  Key metrics for line yields, warranty returns, root cause analysis and ongoing reliability testing are being tracked. We expect HSS, LRAD and NeoPlanar product lines to ramp production during 2005.

Suppliers are key members of our production chain and are selected and managed accordingly.  Of particular importance is our HSS piezo-film supplier, which provides significant expertise in the fabrication of component material used in our proprietary HSS emitters. We have recently implemented more stringent testing of this crucial material.

Our HSS emitters and NeoPlanar panels employ film as a key part of the product. LRAD systems employ customized emitters. We have identified suppliers for film and other key parts, but some are on a sole source basis. Although other suppliers are believed to be available, the disruption and cost of changing suppliers could have a material adverse effect on our financial condition and results of operations.

Selling, Marketing and Customers

We market and sell products and services through our direct sales force based in San Diego, California and Topsham, Maine, and our administrative offices are located in San Diego, California.  Our sales and marketing strategy is to secure orders for our products and services by, among other things, providing high performance products that meet customer’s need for communication and notification in acoustically challenging environments.  Sales and marketing expenses include commission expense for our in-house sales people and the cost of participation in technical conferences, preparation of marketing collateral materials, and the acquisition of studies and other materials pertaining to our target markets and customers.

For fiscal year ended September 30, 2004, sales of sound products to two Government Group customers, ADS, Inc. and General Dynamics, Armaments and Technical Products, Inc. accounted for 47% and 11% of revenues respectively, with no other single customer accounting for more than 10% of revenues.  ADS, Inc. is a reseller of our products via a prime vendor contract vehicle to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security.

For the fiscal year ended September 30, 2003, sales to one customer, Bath Iron Works Corporation, accounted for 24% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.  However, our goal is to diversify sound technology revenues in future periods.

We do not consider order backlog to be an important measure of future performance at this time.  Our order backlog was approximately $316,000 at September 30, 2004. Backlog orders are subject to cancellation or rescheduling by our customers.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date we have been providing direct warranty service but in the future may establish warranty service, through OEM customers or others. Some of our agreements require OEM customers to stock certain quantities of product for use as warranty replacements. International market warranties are generally similar to the U.S. market.

In fiscal 2003, due to performance failures of some of our first generation of HSS systems resulting primarily from a vacuum emitter component, we agreed to replace emitters on approximately 700 HSS Generation I units. At September 30, 2004, we had a warranty reserve of $331,917 of which $186,454 was for HSS Generation I units. Warranty costs on other products have not been material.

Competition

Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Manufacturers of consumer and commercial speakers include Harman International, Bose, Boston Acoustics and many others. Suppliers of government audio industry speakers include IML Sound Commander, Technomad Inc, ATI, Dynalec, Henschel and others. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet customer needs to differentiate their products, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not, however, be competitive with the existing or future products, technologies or services of our competitors.

Our HSS and NeoPlanar products are offered by both our Business Group and our Government Group. We believe HSS is the leading parametric speaker with limited direct competition to date. Although others have attempted to use parametric speaker concepts to produce sound, we do not believe they have progressed to the point of cost-effective and directly competitive commercial products who compared to HSS. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight. Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master. These companies employ electrostatic and piezoelectric emitter devices, which we believe are less efficient and more expensive than our proprietary emitters. However, these parametric speaker competitors or others may introduce products with features and performance competitive to our products.

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

We also believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our NeoPlanar technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable actuated panel. We are not aware of companies offering flat panel technology to the government market comparable to our government NeoPlanar Products, but others may introduce products with features and performance competitive to our government NeoPlanar products.

Our LRAD and SoundCluster technology and products are offered by our Government Group. We are not aware of competitors who have achieved the sound output for both voice and warning tone, high directivity, light weight and other attributes necessary to accomplish the government's desired specifications for force protection hailing and non-lethal weapon applications. However, other companies supply a variety of sound products for government customers varying in performance, quality, price and distribution channels, and these products may become more competitive to our products.  Others may also modify existing products or offer new products with features and performance competitive to our LRAD and SoundCluster products.

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

Seasonality

We have not experienced any significant seasonality trends to date. Seasonality trends may occur in the future. Government business tends to be seasonal due to the U.S. Government procurement cycle, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending December 31 usually producing relatively lower sales.  Our Government Group business has not experienced this seasonality during calendar year 2004, but we expect increasing seasonality in the future.

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

Some of our products may be subject to certain export controls by the U.S. government in accordance with various statutory authorities (including, for example the Trading with the Enemy Act of 1917, the Arms Export Control Act of 1976, the Export Administration Act of 1979 or the International Emergency Economic Powers Act), regulations and related executive orders. These controls affect the export of products and services to foreign customers and foreign business partners, in addition to exports to foreign persons generally (including ATC employees who are foreign persons or foreign regulatory bodies).

Generally speaking, there are three U.S. regulatory systems in place to implement these export control laws:

The first main regulatory system is administered by the U.S. Department of Treasury, Office of Foreign Asset Control (OFAC), which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted individuals and specifically identified foreign countries.  None of our current business dealings or business plans implicates the OFAC regulations.

The second main regulatory system is administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), which administers the International Traffic in Arms Regulations (ITAR).  The ITAR requires licenses for the export of any product, service or technology that is specifically designed or adapted for a military application and is listed on the United States Munitions List.  Since our products are directional speaker systems designed for both commercial and government use, we do not believe that our technologies will fall under ITAR restrictions.  However, it is possible that some of our products may be deemed to have been specifically designed or adapted for military application and, if so, would be regulated under the ITAR.  For products, services or technology regulated under the ITAR, we will be required to submit an application for and obtain an export license to DDTC before exporting ITAR-controlled products, services or technology.

The third main regulatory system is administered by the U.S. Department of Commerce, Bureau of Industry and Security (BIS), which administers the Export Administration Regulations (EAR).  The EAR requires licenses only for certain products, services or technology that potentially have both commercial and military uses. Whether a license is required involves analysis of the end use of the product, as well as the destination country for the product, service or technology.  We believe that products such as HSS, LRAD and NeoPlanar are subject to the EAR because they have commercial applications and, unless specifically customized for military applications, were not, in their standard configurations, specifically designed for military use.  Application of the EAR is generally routine, and every company doing business in an international market must comply with these regulations.

We intend to comply with all applicable laws and regulations, as required, in the export of our products.

As a defense contractor or subcontractor, our contract costs may be subject to audit and review by the U.S. Government. Routine audits and investigations are conducted from time to time to determine if performance and administering of U.S. Government contracts are compliant with applicable contractual requirements, and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor or subcontractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment may also limit a company's ability to obtain future subcontracts, to receive task orders on certain existing contracts, or to have options exercised on existing contracts.  Additionally, if a company is suspended or debarred the U.S. Government can suspend or revoke a company's foreign export privileges.  We are not currently subject to any suspension or debarment proceedings, nor are we the subject of any investigation by the U.S. Government.

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

We have a substantial base of intellectual property assets. We have 38 issued U.S. patents and 4 issued international patents.  We also have approximately 33 U.S. and 91 international patents pending on our proprietary sound technologies. Our issued patents expire between 2006 and 2021. We are preparing and intend to file other sound technology patent applications. We own one U.S. patent on a portable consumer product and two U.S. patents on other technology. We purchased and own one patent on transducer technology primarily targeted for government applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

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

Key Patent Title	Coverage
Acoustic Heterodyne Device and Method	Virtual loudspeaker projection, controlling virtual projection attributes and direction with a computer driver and in ear applications for HSS
Piezoelectric Film Sonic Emitter	Piezoelectric film based emitters
Parametric Loudspeaker w/ Electro-Acoustical One stage Diaphragm Transducer	All film type transducers for HSS

Modulator Processing for a Parametric Loudspeaker	Advanced distortion correction
Parametric Loudspeaker with Improved Phase Characteristics	Ideal tuning of parametric carriers for maximum efficiency
Power Amplification for Parametric Loudspeakers	All high efficiency switch-mode power amplifiers for HSS
Parametric Virtual Speaker and Surround Sound System	HSS for virtual surround sound
Pre-encoded Signals for Playback though a Parametric Loudspeaker System	Pre recorded HSS processing for reduced processing cost and hardware
Dynamic Carrier System for Parametric Arrays	Reduced power consumption and increased efficiency in HSS

The following table lists some of our other key sound patents and patent applications and the inventions they cover:

Key Patent Title	Coverage
Single End Planar Magnetic Speaker	a) Single Ended, Planar Magnetic loudspeaker w/high energy magnets b) High speed/low cost planar magnetic diaphragm production c) Specialized film for use in planar magnetic loudspeakers
Acoustically Asymmetric Band-Pass Loudspeaker With Multiple Acoustic Filters	a) Low distortion/High Powered Subwoofer b) Increased bandwidth subwoofer
Dynamic Power Sharing in a Multi-Channel Sound System	Power/cost savings, increased output in surround sound/home theater systems

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

We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition or results of operations.

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

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2004, 2003 or 2002, as these royalties were immaterial and were waived by Mr. Norris. We may owe royalties in future periods based on actual sales or technology revenues.

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

For the fiscal years ended September 30, 2004, 2003 and 2002 we spent $2,988,784, $2,437,591 and $3,537,355 respectively, on company-sponsored research and development, and $0, $55,760 and $84,708, on customer-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

Our current executive officers of American Technology Corporation and their ages and business experience for the last five years are set forth below.

Elwood G. Norris, age 66, has been a Director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position.  He served as President from August 1980 to February 1994.  Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with over 44 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Kalani Jones, age 42, was appointed President of our company in April 2004.   He joined us as Vice President of Operations in September 2003 and later that month assumed the position of Chief Operating Officer. From October 1999 to November 2002, he was Vice President Engineering and Product Operations for Tachyon Inc., a San Diego provider of satellite networking solutions. From 1997 to 1999, he was Senior Director for Program Management at Iomega Corporation, a provider of removable computer storage solutions, and previously held engineering management positions at General Instrument and TRW. From November 2002 until being recruited by the Company, Mr. Jones was a self-employed entrepreneur developing technology based remote monitoring solutions. Mr. Jones obtained an M.S.E.E. degree in Digital Communications and Digital Signal Processing from USC (1988) and a B.S.E.E. in Electrical and Computer Engineering from California State Polytechnic University (1984).

Michael A. Russell, age 58, joined our company in June 2004 as our Chief Financial Officer.  From May 2000 until July 2003, he was the Chief Financial Officer of Metallic Power, Inc, a San Diego developer of zinc-air regenerative fuel cells.  From November 1998 until February of 2000, he was the Group Vice President of Finance for the Financial Solutions Group of HNC Software, Inc. (acquired by Fair Isaac Corporation in July 2002), a developer of fraud detection software. Mr. Russell obtained an M.B.A. degree (1971) and a B.S.E.E. degree in electrical engineering (1968) from the University of California at Los Angeles (UCLA).

Carl Gruenler, age 51, has served as our Vice President of Government and Force Protection Systems Group since July 2003.  During the period from November 2003 until June 2004, he assumed the additional responsibilities of Interim Chief Financial Officer. From May 1998 to June 2003, he served as Smart Wing Program Manager for the Combat Patrol and Reconnaissance Wing as a Captain in the United States Navy Reserve. He was responsible for identifying and developing new integrated systems for physical security/access control, waterside force protection and mobile computing. Mr. Gruenler’s prior business experience includes serving as president of Thomas D. Mangelsen, Inc., a national retail, manufacturing and distribution company; chief financial officer of Automated Monitoring and Control International, Inc., a railroad systems technology company; and a project manager/financial analyst at Union Pacific Railroad. He holds an M.B.A. from the University of Nebraska-Lincoln (1981) and a B.S. in Business Administration from Oral Roberts University in (1975).

We are currently seeking an individual to serve as the Vice President of our Business Group. We are actively recruiting qualified candidates at this time.

Employees

At September 30, 2004, we employed a total of 53 people. Of such employees, 15 were in research and development, 16 were in production, quality assurance and materials control, 11 were in general and administrative and 11 were in marketing, sales and licensing.  We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.  We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Item 2. Properties.

Our executive offices and our research and development facilities for our Business Group and Government Group are located at 13114 Evening Creek Drive South, San Diego, California.  In January 2004, we amended our lease agreement to increase the office, laboratory, production and warehouse space we occupy to 23,548 square feet and extend the term of the lease until July 31, 2006.  In June 2004, we exercised an option in the lease agreement to reduce the space we occupy to 14,997 square feet. Our current aggregate monthly payments are $17,996, exclusive of utilities and costs.  In order to meet our ongoing needs, we may increase the space we occupy at this facility or seek new facilities during fiscal 2005.

We rent on a monthly basis office space utilized for development and production of our NeoPlanar technology for our Business Group and Government Group, located at 3170 Research Way, Unit 81, Carson City, Nevada. We occupy approximately 2,200 square feet with a monthly payment of $1,250 excluding utilities.

Our East Coast sales office for the Government Group is located at 1 Main Street, Topsham, Maine. We currently rent, on a month-to-month basis, 600 square feet of office space with monthly payments of $919. We believe that we will be seeking additional space at this location to meet our needs for fiscal 2005.   We believe there is adequate availability of office and development space in the general vicinity to meet our future needs.

Item 3. Legal Proceedings.

In September 2003, we filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000, which we refer to as the ESI License Agreement with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas. We amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants. For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as “ESI.” In November 2003, we filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years. In June 2002, we and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. We believe the amendment was invalid as it was given in consideration for a large order from ESI, which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, we gave notice to ESI of termination of the ESI License Agreement. We based our termination on our belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories. Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement. ESI did not tender a cure within such sixty day period.

The three cases were consolidated upon motion by the defendants and order of the court. The defendants filed a cross-action in the consolidated action alleging fraud, breach of contract in connection with the ESI License Agreement and the options, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, and violation of California Business and Professions Code §17200.  We filed our answer to the second amended cross-complaint in August 2004.  Discovery is ongoing.  Trial has been set for May 2005.

We intend to vigorously pursue our complaint against the defendants in this case and to vigorously challenge the defendant’s cross complaint.

We may at times be involved in litigation in the ordinary course of business. Except as set forth above, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on NASDAQ SmallCap Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2003 and 2004:

	Bid Quotations
	High	Low
Fiscal Year Ending September 30, 2003
First Quarter	$4.77	$2.87
Second Quarter	$3.99	$3.00
Third Quarter	$6.56	$3.11
Fourth Quarter	$7.65	$5.43
Fiscal Year Ending September 30, 2004
First Quarter	$6.19	$4.01
Second Quarter	$6.07	$4.05
Third Quarter	$7.77	$5.50
Fourth Quarter	$6.70	$4.38

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1,112 holders of record of our common stock at December 20, 2004 with 19,808,819 shares issued and outstanding. We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.  The terms of our Series D and Series E Preferred Stock require preferred dividends be paid to the holders of such stock in preference to dividends to holders of our common stock.

Equity Compensation Plan Information

At September 30, 2004, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2002 Stock Option Plan and the 1997 Stock Option Plan.  These plans have been approved by our stockholders. In addition, from time to time we issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table gives information as of September 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,652,498	$4.59	284,928
Equity compensation plans not approved by security holders	337,000 (1)	$4.84	--
Total	1,989,498	$4.63	284,928

(1)    Consists of 187,000 of individual stock option grants and 150,000 of warrant grants to employees, directors and service providers approved by the Board of Directors from time to time.

Recent Sales of Unregistered Securities

In March 2004, we issued 32,733 shares of common stock upon conversion of 10,000 shares of our Series E Preferred Stock.  We received no consideration in connection with such issuance.  For this issuance, we relied on the exemption provided by Section 3(a)(9) of the Securities Act.

In April 2004, we issued 65,856 shares of common stock upon conversion of 20,000 shares of our Series E Preferred Stock.  We received no consideration in connection with such issuance.  For this issuance, we relied on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and the related notes. This information should be read in conjunction with Item 7 of this report - "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and with our consolidated financial statements and the related notes set forth at the pages indicated in Item 15(a) of this report.

For the fiscal years ended September 30,

	2004	2003	2002	2001	2000
Statement of Operations:
Net revenues	$5,752,549	$1,315,426	$1,010,752	$855,342	$1,433,050
Gross profit (loss)	$2,282,728	$(228,651)	$326,908	$277,066	$382,155
Net loss	$(5,960,436)	$(8,227,013)	$(8,220,132)	$(5,046,219)	$(3,068,046)
Net loss available to common stockholders	$(7,325,785)	$(10,636,241)	$(8,503,044)	$(5,166,941)	$(7,948,994)
Net loss per share-basic and diluted	$(0.37)	$(0.67)	$(0.60)	$(0.38)	$(0.67)
Weighted average number of shares-basic and diluted	19,603,265	15,857,569	14,193,508	13,563,101	11,868,511

As of September 30,

	2004	2003	2002	2001	2000
Working capital	$3,472,984	$8,484,210	$554,713	$892,040	$4,794,743
Total assets	$7,645,291	$11,744,371	$3,789,634	$3,837,284	$7,275,614
Long-term obligations	$12,131	$23,097	$3,153,012	$-	$-
Total stockholders' equity (deficit)	$5,192,915	$9,728,171	$(884,882)	$2,993,495	$6,829,875

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the information presented in other sections of this report on Form 10-K, including “Item 1. Business,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

We begin this discussion with an overview to give you an understanding of our business and the markets we serve. We then discuss our critical accounting policies. This is followed by a discussion of our results of operations for the fiscal years ended September 30, 2004, 2003 and 2002. We include in this discussion additional disclosure regarding our two reportable business segments, the Business Group and the Government Group. We then discuss our financial condition at September 30, 2004 with a comparison to September 30, 2003 and 2002. This section includes information regarding our liquidity and capital resources, cash flows, and contractual obligations. Finally, we provide risk factors at the end of this discussion.

Overview

We are an innovator of proprietary sound reproduction technologies and products. Our HyperSonic Sound, or HSS, technology is a new method of sound reproduction that creates sound “in the air.”  Sound is generated along an air column using ultrasonic frequencies, which are those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe HyperSonic Sound’s unique features are useful in new sound applications. We believe we are the leader in developing and commercializing parametric loudspeakers.

Our Long Range Acoustic Device, or LRAD, technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, which is effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems.

Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound and public address systems. Our SoundCluster technology is a new multi-transducer, speaker cluster optimized for even sound coverage over large areas such as aircraft hangar decks.  We have other proprietary sound technologies and products in various stages of development.

Our primary products sold to date have been LRAD and HSS products. These products are currently manufactured for us by Pemstar, Inc., an established contract manufacturer with multiple locations worldwide. Our sales have been highly dependent on large orders from a few customers.  We target our products for sale worldwide, but expect the largest markets to be the U.S., Europe and Asia. To date, our sales have been made in U.S. dollars and we do not expect currency fluctuations to have a material impact on our operations.

Fiscal 2004 was a good year for our company. We successfully introduced new products, transitioned to contract manufacturing to allow for increased production capacity and achieved record revenues. Our Government Group established LRAD as an important new product for protection in defense and homeland security. To date, we have incurred operating losses, as we have not yet achieved revenues sufficient to support our significant expenditures on research and development and our growing sales and administrative support services.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our proprietary sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt sales or licensing activities, and result in lengthy and costly delays. Our technologies may not achieve market acceptance sufficient to sustain operations or achieve future profits. See “Risk Factors” below.

We incurred net losses of $5,960,436, $8,227,013, and $8,220,132 in the fiscal years ended September 30, 2004, 2003 and 2002.  We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs.  We may incur additional operating losses during fiscal 2005, and we may need additional operating funds to support our growth.  See “Liquidity and Capital Resources” below. Based on our current plan and without drawing any additional funds from the CEFF described below, we anticipate that we will be able to meet our cash requirements for the next twelve months.  We have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Recent Developments

In December 2004, we received a firm order for $4.5 million in LRAD products from ADS, Inc. for use by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.  The order also includes $0.4 million in ancillary products which we are providing on a value-added reseller basis along with the LRAD units.  The order calls for deliveries in December 2004 and January 2005 and customary payment terms.  We expect to recognize approximately 65% of the revenue for this order during the first quarter of fiscal 2005 and the balance during the second quarter of fiscal 2005.

In December 2004, we sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006.  In connection with the financing, we also issued five-year warrants to purchase an aggregate of 150,000 shares, 75,000 of which have an exercise price of $9.28 per share, and 75,000 of which have an exercise price of $8.60 per share.  A trust affiliated with Elwood G. Norris, our Chairman and the beneficial owner of 19.5% of our common stock before the financing, purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.  For more information on this financing, see “Liquidity and Capital Resources–Financing Activities” below.

In December 2004, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed, subject to certain significant limiting conditions, to purchase up to $25,000,000 of our common stock, subject to various conditions, at a price that is between 88% and 92% of the volume weighted average price during a 15 day purchase period.  We are obligated to use 40% of the proceeds we may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004.  We believe the CEFF will offer us flexibility to raise capital to support our growth as required, at the time, price and in the amounts deemed suitable to us.  For more information on the CEFF, see “Liquidity and Capital Resources” and “Risk Factors” below.

Business Outlook

We produced record revenues for the fiscal year ended September 30, 2004 while reducing our operating losses. In fiscal 2005, we believe revenues will continue to grow primarily due to increased acceptance of our LRAD and other Government Group products and from anticipated growth in HSS product sales. We also expect other products such as NeoPlanar and SoundCluster products will support growth in fiscal 2005. We expect our expenditure levels for research and development and for selling, general and administrative purposes to increase as revenues grow. We are aggressively developing new versions of existing products and new products based on our proprietary sound technologies to support future growth.

We believe the success of our LRAD product, growing HSS product shipments and our significant investment in new technologies and new products provide a solid foundation for business growth over the next several years. We also believe that LRAD, NeoPlanar and SoundCluster are positioned for significant long term contract awards in military, government and commercial markets during fiscal 2005.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 8 of Part II, “Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition.  We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as Product Sales and (ii) contract and license fee revenue.  Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from ongoing per unit license fees are earned based on units shipped incorporating our patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are generally recognized ratably over the specified term of the particular license or agreement.

Valuation of Intangible Assets.  Intangible assets include purchased technology and patents, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.  In fiscal 2004, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 8 to our financial statements for additional information regarding warranties. The estimates we use have an impact on our financial statements.

Guarantees and Indemnifications.  Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities. This estimate has an impact on our financial statements.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. Congress passed the American Jobs Creation Act of 2004 in October 2004.  The new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives.  We have not yet determined what impact, if any, this new law may have on our deferred tax asset, or our future results of operations and financial condition.

Legal Proceedings.  We are currently involved in certain legal proceedings.  Although unfavorable outcomes in any of these matters could have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim.  As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.  We have recorded an accrual of $150,000 for contingent liability associated with our legal proceedings.  Revisions in our estimates of the potential liability could materially impact our results of operations.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory.  The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.  In fiscal 2004 we reviewed the carrying value of our inventory and increased the reserve for obsolescence by $90,000 for raw materials that were used on our HSS Generation II products but are not required for our HSS Generation III products.

Results of Operations

Revenues

Revenues increased 337% in fiscal 2004 to $5,752,549 compared to $1,315,426 for fiscal 2003. Fiscal 2003 revenues were 30% higher than fiscal 2002 revenues of $1,010,752. Fiscal 2004 revenues included $5,581,936 of product sales and $170,613 of contract and license revenues. Fiscal 2003 revenues included $1,070,645 of product sales and $244,781 of contract and license revenues. Fiscal 2002 revenues included $693,097 of product sales and $317,655 of contract and license revenues.

During fiscal 2002, we recorded revenues of $305,208 for portable consumer products. These revenues represented products sourced by us, private labeled under our name and resold to sporting good stores and other retailers. In fiscal 2003, we reduced our marketing emphasis on portable consumer products in order to focus financial, personnel and facility resources on our proprietary sound technologies. As a result, sales of portable consumer products in fiscal 2003 totaled $94,980. Sound products provided the balance of fiscal 2003 revenues and all of fiscal 2004 revenues.

Late in fiscal 2003, with the addition of new personnel, we organized operations into two segments by the end-user markets they serve. Our Business Products and Licensing Group (Business Group) licenses and markets HSS and NeoPlanar speakers to companies which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets. Although the segments became separately managed in the last quarter of fiscal 2003, we have also segmented historical operations for comparable end-user customers for comparison purposes.

Presented below is a summary of revenues by business segment:

Years Ended September 30,	2004	2003	2002
Revenues:
Business Group	$933,373	$861,091	$922,542
Government Group	4,819,176	454,335	88,210
	$5,752,549	$1,315,426	$1,010,752

Business Group - The Business Group reported net revenues of $933,373 in fiscal 2004, representing an 8% increase from net revenues of $861,091 in fiscal 2003. The fiscal 2003 net revenues represented a 7% decrease from net revenues of $922,542 in fiscal 2002. Sound product revenues were $933,373 in fiscal 2004, and there were no consumer portable product sales. Sound product revenues were $594,703 in fiscal 2003, consumer portable product sales were $95,730 and contract and licensing revenues were $170,658. The increase in sound product revenues in fiscal 2004 was primarily the result of increased HSS sales offset in part by reduced NeoPlanar sales in the personal boating market.  During most of fiscal 2004, we were developing and testing our new HSS Generation III product line and HSS sales were limited to certain older systems. We only recently began shipping HSS Generation III systems manufactured by our contract manufacturer to existing and new customers. Accordingly, we expect increased Business Group HSS revenues in fiscal 2005.

Government Group – Government Group net revenues for fiscal 2004 were $4,819,176 compared to $454,335 in fiscal 2003, a 961% increase.  Net revenues for fiscal 2003 were $454,335 compared to $88,210 in fiscal 2002, a 415% increase. Fiscal 2004 revenues included LRAD revenues of $3,907,291, NeoPlanar revenues of $265,520, SoundCluster revenues of $484,827 and contract fees and other fees of $161,538.  Fiscal 2003 revenues included LRAD revenues of $261,106, NeoPlanar revenues of $124,674 and contract fees and other fees of $68,555. LRAD revenues were $85,849 in fiscal 2002 and contract fees and other were $2,361.  The increase in LRAD revenues in fiscal 2004 was primarily the result of increased customer knowledge of the capabilities of LRAD products and their acceptance of the product.  Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to customer acceptance of the force protection capabilities of LRAD.  We expect LRAD revenues to continue to grow in fiscal 2005 as market awareness increases and as we improve the product and introduce multiple versions with optional feature sets.

Gross Profit

Gross profit for fiscal 2004 was $2,282,728 or 40% of revenues, compared to a gross loss on revenues for fiscal 2003 of $228,651. The gross loss in fiscal 2003 was principally the result of our $319,500 for special warranty reserve for HSS Generation I units. We had a gross profit in fiscal 2002 of $326,908 or 32% of revenues.

Presented below is the gross profit or loss by business segment.

Years Ended September 30,	2004	2003	2002
Gross Profit (Loss):
Business Group	$(534,174)	$(501,748)	$256,779
Government Group	2,816,902	273,097	70,129
	$2,282,728	$(228,651)	$326,908

During fiscal year 2003 and fiscal 2004 we changed our HSS Generation I emitter design to eliminate the requirement for a vacuum in the emitter, and we improved film quality. During fiscal 2004, we made further raw material improvements in the electronics and the manner in which the film and emitters are produced.  We believe that our recently introduced HSS Generation III product is more reliable. We therefore expect that warranty costs will decrease in fiscal 2005, and that HSS product sales will produce positive margins.

Gross profit for our Government Group was $2,816,902 in fiscal 2004, or 58% of revenue.  Gross profit percentage continues to be highly dependent on sales prices, volumes, purchasing costs and overhead allocations.  Our various sound products have different margins, so product sales mix will materially affect gross profits. In addition, we continue to make model updates and changes including raw material and component changes thus changing product costs. We therefore do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 92% in fiscal 2004, 370% in fiscal 2003 and 301% in fiscal 2002. These costs in fiscal 2004 totaled $5,309,547, an increase of $445,836 from the $4,863,711 incurred in fiscal 2003. Legal and professional costs decreased $1,316,323 to $852,644 in fiscal 2004 compared to $2,168,967 in fiscal 2003. Included in legal and professional costs in fiscal 2004 was an estimated settlement cost accrual of $150,000 associated with an ongoing legal action with a former licensee. Included in legal and professional costs in fiscal 2003 were settlement costs and accruals of $1,233,754 related to legal settlements and a buyout of NeoPlanar royalties due. Personnel costs increased from $1,562,852 in fiscal 2003 to $2,449,739 in fiscal 2004 as a result of increased headcount.

We incurred non-cash selling, general and administrative expenses in each of the three years. In fiscal 2004 we incurred $65,863 of non-cash compensation from extending the exercise period of options for certain terminated employees due to stock trading restrictions. In fiscal 2003, we incurred $410,816 of non-cash compensation from the issuance of 109,844 common shares related to purchased technology and $179,995 for the issuance of stock options and warrants to non-employees. In fiscal 2002, we had non-cash compensation of $304,920 for services paid through the issuance of 74,129 shares of common stock and $517,836 for the issuance of stock options and warrants to non-employees.

During fiscal 2004, we reviewed the ongoing value of our capitalized patent expenses and identified some of these costs as being associated with patents that are no longer associated with our business strategy.  As a result, we incurred a charge in fiscal 2004 of $37,798 for the impairment of previously capitalized patent expenditures.

We may expend additional resources on marketing our proprietary sound technologies in future periods, which may increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2005 to comply with various sections of the Sarbanes-Oxley Act, particularly those related to Section 404 concerning management assessment of internal controls. We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Research and Development Expenses

Research and development expenses increased from fiscal 2003 to fiscal 2004.  Fiscal 2004 expenses were $2,988,784 of which salaries, benefits and consultant expenses accounted for $2,015,828 or 67% of total costs.  Fiscal 2003 research and development expenses declined from fiscal 2002 to fiscal 2003. Fiscal 2003 expenses totaled $2,493,351, including $315,636 of NeoPlanar technology amortization. Salaries and benefits and consultant costs accounted for $1,780,345 or 71% of these costs. Fiscal 2002 expenses totaled $3,622,063, including $420,808 of amortization. Salaries and benefits and consultant costs accounted for $2,243,586 or 62% of fiscal 2002 research and development costs. In fiscal 2003, we issued stock options to an electronics design consultant and incurred non-cash costs of $47,782 in that year. Outside consulting costs and testing supplies totaled $1,066,597 in fiscal 2002 and declined to $207,390 in fiscal 2003 as we made the transition from research and development to product manufacturing and sales.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2005 research and development costs to be somewhat higher than fiscal 2004 levels based on current plans and staffing.

Loss From Operations

Total operating expenses were $8,298,331 in fiscal 2004 compared to $7,332,549 in fiscal 2003 and $6,689,292 in fiscal 2002. The increase in fiscal 2004 operating expenses resulted from the increase in both research and development and selling, general and administrative expenses.  The increase in operating expenses in fiscal 2003 over fiscal 2002 was due to the increase in selling, general and administrative expenses partially offset by a decrease in research and development expenses.  As a result of the operating expenses incurred in fiscal 2004, our loss from operations was $6,015,603 compared to a loss from operations of $7,561,200 in fiscal 2003, This reduction in loss from operations from fiscal 2003 to fiscal 2004 is due in part to the improvement of $2,511,379 in gross profit in fiscal 2004 versus fiscal 2003, partially offset by higher operating expenses.  We expect increased product sales in fiscal 2005, offset in part by somewhat higher operating expenses, to reduce the loss from operations from fiscal 2004 levels.

Other Income (Expense)

In fiscal 2004, we earned $58,056 of interest on our cash balances. In fiscal 2003, we incurred interest expense of $686,639, which included non-cash amortization of debt discount of $405,000, and $169,753 of interest paid in common stock. In fiscal 2002, we incurred interest expense of $1,872,544, which included non-cash amortization of bond discount of $1,620,000. During fiscal 2003, our outstanding long-term debt was converted to equity causing the decline in interest expense from fiscal 2002 to 2003.

Net Loss

The net loss for fiscal 2004 was $5,960,436 compared to the net loss of $8,227,013 in fiscal 2003. The net loss for fiscal 2002 was $8,220,132. We had no tax expense for each of the last three fiscal years due to net losses.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased during fiscal 2004, 2003, and 2002 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased in fiscal 2004, 2003 and 2002 by an additional deemed dividend computed from a discount provision in convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,365,349 in fiscal 2004, $2,409,228 in fiscal 2003 and $282,912 in fiscal 2002 increasing the net loss in each year. Accordingly, the net loss available to common stockholders was $7,325,785, $10,636,241 and $8,503,044 in fiscal 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies.  We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at September 30, 2004 was $4,178,968 compared to $9,850,358 at September 30, 2003.  The decrease in cash was primarily the result of the operating loss and cash used to support operating activities.

In December 2004, we received a firm order for $4.5 million in LRAD products from ADS, Inc. for use by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.  The order also includes $0.4 million in ancillary products which we are providing on a value-added reseller basis along with the LRAD units.  The order calls for deliveries in December 2004 and January 2005 and customary payment terms.

In December 2004, we sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006. In connection with the financing, we also issued five-year warrants to purchase an aggregate of 150,000 shares, 75,000 of which have an exercise price of $9.28 per share, and 75,000 of which have an exercise price of $8.60 per share. A trust affiliated with Elwood G. Norris, our Chairman and the beneficial owner of 19.5% of our common stock before the financing, purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share. For more information on this financing, see “Financing Activities” below.

In December 2004, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed, subject to certain significant limiting conditions, to purchase up to $25 million of our common stock to support future growth.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 275,000 shares of our common stock at a price of $8.60 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 88% and 92% of the volume weighted average price during a 15 day purchase period, and thereby raise capital as required, at the time, price and in the amounts deemed suitable to us. For each election to sell shares to Kingsbridge, we select the lowest threshold price at which our stock may be sold, but the threshold price cannot be lower than $3.00 per share.  Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement.

The CEFF requires us to have a resale registration statement filed within 45 days of entering into the CEFF, and to have such registration statement declared effective by the Securities and Exchange Commission (SEC) within 45 days or 120 days of filing, depending on whether the SEC elects to review the registration statement. No draws can be made by the Company until the registration statement is effective. As of December 14, 2004, we had not filed the required resale registration statement.

The terms of the CEFF require us to pay liquidated damages in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF or by exercise of its warrant.  Except for certain permitted periods of ineffectiveness described below, we are obligated to pay to Kingsbridge an amount, up to $2.5 million, equal to the number of shares purchased under the CEFF and held by Kingsbridge at the date the registration statement becomes unavailable, multiplied by any positive difference in price between the volume weighted average price on the trading day prior to such period of unavailability and the volume weighted average price on the first trading day after the period of unavailability.  We may, in lieu of paying such liquidated damages, offer to repurchase the securities held by Kingsbridge for a price equal to the volume weighted average price on the trading day prior to such period of unavailability.

We are permitted to suspend the availability of the registration statement for resale of the shares purchased by Kingsbridge if there is material undisclosed information then existing or if we intend to file another  registration statement with the SEC.  However, we are permitted to suspend the use of the registration statement for only up to 30 days during any calendar year, and no more than six times in any 12 month period. In the event that we exercise this right of suspension within 15 trading days following any settlement date for the purchase of our stock under the CEFF, we must pay to Kingsbridge as liquidated damages a percentage of the decline in value, if any, of shares purchased during the most recent draw down period and held by Kingsbridge, as follows: 75% if such notice of suspension is delivered prior to the fifth trading day after a settlement date, 50% if such notice of suspension is delivered on or after the fifth and prior to the tenth trading day after a settlement date, and 25% if such notice of suspension is delivered on or after the tenth and prior to the fifteenth trading day after a settlement date.  The amount of such liquidated damages for any one period of suspension may not exceed $1.75 million.  We may, in lieu of paying such liquidated damages, offer to repurchase the securities held by Kingsbridge for a price equal to the volume weighted average price on the trading day prior to such period of ineffectiveness.  We may also elect to pay such liquidated damages in shares of common stock valued at the market value on the first trading day after such permitted suspension ends.

Based on such factors as market conditions, financing needs and the time required for the SEC to declare the resale registration statement effective, we currently expect that we may begin to utilize the CEFF during fiscal 2005, in order to fund working capital requirements. However, the timing and extent of our ability to utilize the CEFF is uncertain. We are obligated to use 40% of the proceeds we may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004. Under the rules of the Nasdaq Stock Market, the maximum number of shares we may sell to Kingsbridge without approval of our stockholders is 3,684,782 (exclusive of the warrant shares), which may further limit the amount of proceeds we are able to obtain from the CEFF.   We agreed to pay to a consultant a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised under the CEFF. See "Risk Factors" below for a discussion of other risks associated with the CEFF.

Other than cash, cash equivalents, the CEFF and the private offering described above, we have no other unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound products and technologies.  The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control.

Principal factors that could affect the availability of our internally generated funds include:

  government spending levels;

  introduction of competing technologies;

  failure of sales from our Government Group or Business Group to meet planned projections;

  product mix and effect on margins; and

  product acceptance in new markets.

Principal factors that could affect the availability to obtain cash from external sources include:
  failure to obtain an effective registration statement as required by our CEFF;

  reduction of our stock price to a level below $3.00; at which price Kingsbridge is not obligated to buy our shares;

  volatility in the capital markets; and

  market price and trading volume of our common stock.

Based on our current cash position, our recently received order for $4.9 million in LRAD products, and the private offering, and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and, to a lesser extent, NeoPlanar products will continue to contribute cash in fiscal 2005. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities

Our net cash used in operating activities was $6,030,043 for the year ended September 30, 2004 compared to $5,457,369 for the year ended September 30, 2003. For the year ended September 30, 2004, the net loss of $5,960,436 included certain expenses not requiring the use of cash totaling $535,280 or a net of $5,425,156. In addition, in fiscal 2004, cash was used in operating activities through an increase of $332,151 in inventories, an increase of $742,585 in accounts receivable, and an increase of $122,570 in prepaid expenses. Further cash provided by operating activities included a $592,419 increase in accounts payable and accrued liabilities.

At September 30, 2004, we had working capital of $3,472,984 compared to working capital of $8,484,210 at September 30, 2003. Net working capital, excluding cash and short-term debt, was a deficit of $695,017 at September 30, 2004. This represents a decrease of  $661,216 from the net working capital deficit at September 30, 2003 of $1,356,233. The decrease in the deficit in net working capital primarily resulted from increases in receivable balances offset in part by increases in accounts payable. In fiscal 2005, we expect increases in receivable and inventory balances as revenues increase.

At September 30, 2004, we had trade accounts receivable of  $926,747.  This compares to $184,162 in trade accounts receivable at September 30, 2003. The level of trade accounts receivable at September 30, 2004 represented approximately 43 days of revenues. Terms with individual customers vary greatly. We typically require thirty-day terms for our sound technology components and products. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

For the year ended September 30, 2004, capital expenditures were $395,932 for the purchase of laboratory and computer equipment and software and $346,818 for investment in patents and new patent applications. We anticipate continued capital expenditures for patents in fiscal 2005.

Financing Activities

During the 2004, 2003 and 2002 fiscal years, we financed our working capital requirements primarily through the sale of common and preferred stock and warrants, secured promissory notes and the exercise of stock options.  In fiscal 2004, we received cash proceeds from the exercise of options and warrants of $1,111,317.  In January 2003, we received $500,000 from the sale of senior secured promissory notes. In February 2003, we received proceeds of $2,432,500 and converted senior secured promissory notes in the aggregate principal amount of $1,000,000 from the sale of shares of our Series E Preferred Stock and warrants exercisable for common stock.  In July 2003, we received proceeds of $10,000,000 from the sale of common stock and warrants.  In fiscal 2003, we received proceeds of $1,614,227 from the exercise of options.

In December 2004, we sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006.  Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears.  We are required to use 40% of the net proceeds of any future equity financing to prepay these notes, including any amounts we raise pursuant to the CEFF.  We may also prepay these notes in our discretion at any time without penalty after June 30, 2005.

In connection with the issuance of these notes, each purchaser was granted a warrant to purchase 7,500 shares of our common stock until December 31, 2009 for each $100,000 of notes purchased (prorated for amounts less than $100,000) such that we issued in the aggregate warrants exercisable for an aggregate of 150,000 shares of our common stock.  The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of our company, or affiliates of such persons, and $8.60 per share for other purchasers.  Warrants exercisable for 75,000 shares were issued at each such exercise price.  The holders of these warrants are entitled to be included on any registration statement we file after the registration statement for the CEFF described above, subject to customary exceptions and cut-back rights.

A trust affiliated with Elwood G. Norris, our Chairman and the beneficial owner of 19.5% of our common stock before the financing, purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.  Mr. Norris now beneficially owns 19.7% of our common stock

In December 2004, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed to purchase up to $25 million of our common stock to support future growth as described above. We are obligated to use 40% of the proceeds we may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital leases	$ 25,612	$ 12,806	$ 12,806	-	-
Operating leases	457,760	237,262	218,146	$ 2,352	-
Employment agreements	12,917	12,917	-	-	-
Total contractual cash obligations	$ 496,289	$ 262,985	$ 230,952	$ 2,352	-

The above table does not include the long term debt obligations associated with the $2,000,000 in subordinated notes we sold in December 2004 and due December 31, 2006, with interest at the rate of 8% per year payable quarterly in arrears.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment”.  Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

Risk Factors

An investment in our company involves a high degree of risk.  In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company.  You should consider these matters in conjunction with the other information included or incorporated by reference in this report. Our results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

We have incurred significant operating losses and anticipate continued losses in fiscal 2005. At September 30, 2004, we had an accumulated deficit of $42,327,493. In addition, for fiscal 2004, we incurred a net loss of $5,960,436. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

We may need additional capital for growth.

Our current plans indicate that depending on sales, we may need additional capital to support our growth.  We may generate a portion of these funds from operations.

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.  Principal factors that could affect the availability of our internally generated funds include:

                • government spending levels;

                • introduction of new competing technologies;

                • failure of sales from our Government Group to meet planned projections;

                • product mix and effect on margins; and

                • acceptance of our products in new markets.

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

The Committed Equity Financing Facility may have a significant dilutive impact on our stockholders, and the potential unavailability of this facility would negatively affect our financing activities.

We have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited. Under the terms of our agreement with Kingsbridge, we may, at our sole discretion, sell to Kingsbridge, and Kingsbridge would be obligated to purchase, shares of our common stock for up to $25 million in proceeds to us. The price at which we may sell shares of common stock under the agreement is based on a discount to the volume weighted average market price of the common stock for 15 trading days following each of our elections to sell shares. For each election to sell shares, we select the lowest threshold price at which our stock may be sold, but the threshold price cannot be lower than $3.00 per share. In the event the market price of our common stock falls below $3.41 per share, which after giving affect to the discount would result in a price per share lower that the $3.00 minimum threshold price, the CEFF will not be an available source of financing. In addition, we are obligated to use 40% of the proceeds we may raise from the CEFF to prepay any outstanding interest and principal on the notes we sold in December 2004. Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement.

The issuance of shares under the CEFF will have a dilutive impact on other stockholders and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we draw down the CEFF, we will issue shares to Kingsbridge at a discount ranging from 8% to 12% of the daily volume weighted average prices of our common stock during the 15 day trading period after initiation of each draw down. Issuing shares at such a discount will further dilute the interests of other stockholders.

To the extent that Kingsbridge sells shares of our common stock issued under the CEFF to third parties, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Kingsbridge may cause holders of our common stock to sell their shares, or it may encourage short sales. This could contribute to a decline in our stock price.

The Committed Equity Financing Facility imposes certain liquidated damages and limitations on our ability to issue future priced securities. These liquidated damages and limitations may significantly impair our liquidity and ability to raise capital.

The terms of the CEFF require us to pay liquidated damages in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF or by exercise of its warrant. These liquidated damages provisions generally require us to pay an amount based on the decline in value, if any, of shares held by Kingsbridge during the time a registration statement is unavailable. See "Liquidity and Capital Resources" above for a further description of these liquidated damages provisions. The liquidated damages could severely affect our liquidity, or to the extent we are permitted to pay such damages through the issuance of common stock, cause dilution to our common stockholders.

In addition, during the two-year term of the proposed CEFF, without the prior written consent of Kingsbridge, we are prohibited from issuing securities that are, or may become, convertible or exchangeable into shares of common stock where the purchase, conversion or exchange price for such common stock is determined using a floating or otherwise adjustable discount to the market price of the common stock (including pursuant to an equity line or other financing that is substantially similar to an equity line with an investor other than Kingsbridge) during the two-year term of our agreement with Kingsbridge. In the past, we met our capital needs through the sale of preferred stock and convertible notes which had floating price features. We may have difficulty raising capital if Kingsbridge does not consent to our use of such securities in the future. If we are unable to raise capital from Kingsbridge or from sources that do not demand a floating price feature, we may have to severely curtail our operations, which could cause a significant decrease in the price of our common stock.

Two customers collectively accounted for more than half of our net revenues in fiscal 2004 and we continue to be dependent on a few large customers.

For fiscal 2004, ADS, Inc. accounted for 47% of our revenues and General Dynamics, Armaments and Technical Products, Inc., or GD-ATP, accounted for 11% of our revenues. Both of these customers distributed products they purchased from us to end users.  GD-ATP is no longer a distributor for our products.  ADS has the right to cease doing business with us at any time.  If that were to occur, due to loss of demand for our products from their customers, our net revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and causing us to need to raise additional capital to fund our operations.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

  our ability to manufacture reliable products that have the features that are required by our customers;

  our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

  our ability to develop and expand new markets for directed sound products; and

  our ability to develop international product distribution directly or through strategic partners.

The growth of our Government Group revenues is materially dependent on acceptance of our LRAD products by government, military and developing force protection and emergency response agencies, and if these agencies do not purchase our products, our revenues will be adversely affected.

Although our LRAD products are designed to be used by both government and commercial customers, our LRAD products have to date been predominately sold for government use. Within the Government Group, our largest customer is a reseller of our products to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. We have only recently achieved significant sales of LRAD products, and the product has not yet been widely accepted in the government market. Furthermore, the force protection and emergency response market is itself an emerging market which is changing rapidly. If our LRAD product is not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products which could cause our revenues to decline.

Potential customers for our LRAD products, including government, military and force protection and emergency response agencies may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions could cause our product sales to decline. In addition, if these agencies have these perceptions, it will be difficult for us to grow our customer base beyond these markets. These factors could reduce future revenues, adversely affecting our financial condition and results of operations.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar and LRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our products took longer than anticipated by management and the introduction of new products could also be subject to delays. Customers may not wait for newer versions of existing products or new products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition and results of operations and business prospects would be adversely affected.

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced.

None of our products has been produced in sufficient quantities to be considered mass produced. Our technologies are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product.

In fiscal 2003, due to performance failures of components in some of our first generation of HSS systems, we agreed to voluntarily replace emitters on an estimated 700 HSS Generation I units. At September 30, 2004, we had a warranty reserve of $331,917, of which $186,454 was reserved for this replacement program. During fiscal 2004, we incurred warranty expense of $145,463 and we reduced our warranty reserve by $43,792 for products that were no longer under warranty. We also applied $89,254 of incurred costs against the special reserve for HSS Generation I units.  Future warranty costs could further adversely affect our financial position, results of operations and business prospects. The failure rate of our latest HSS Generation III may not be reduced to acceptable levels.

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

All of our fiscal 2004 revenues were generated from our sound proprietary reproduction technologies, and we expect these to be the source of substantially all of our future revenues. Revenues from our sound proprietary reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:
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
  unpredictable warranty costs associated with new product models;
  production delays by customers, distributors, OEMs or by us or our suppliers;
  seasonal fluctuations in sales;
  the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;
  general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;
  general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and
  general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

Some or all of these factors could adversely affect demand for our products or technologies, and therefore adversely affect our future operating results.

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
  the timing of personnel and consultant hiring; and
  the cost of settling legal disagreements.

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

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and LRAD for which there are no well established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our competitive position will be seriously damaged if we cannot obtain patent protection for important  differentiating aspects of our products or otherwise protect intellectual property rights in our technology.

We rely on a combination of contracts and trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, our competitors may be able to independently develop and the agreements we enter into may not be enforceable.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology, particularly our patents.  There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology.  For example, patent protection on our LRAD product is limited, and we may not be able to prevent others from introducing products with similar functionality.  If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States where our products can be sold or licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infringe on our intellectual property.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

  cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

   redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

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

Licenses for the export of certain of our products may be required from government agencies in accordance with various statutory authorities, including, for example, the Trading with the Enemy Act of 1917, the Arms Export Control Act of 1976, the Export Administration Act of 1979, or the International Emergency Economic Powers Act, as well as their implementing regulations and executive orders.

In the case of certain agreements involving equipment or services controlled under the International Traffic in Arms Regulations (ITAR) and sold at specified dollar volumes, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the intended overseas destination, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. Based on our current product lines, we do not anticipate the congressional notification requirement to have an immediate impact; however, as our product lines expand, this notification requirement could impact our ability to sell certain controlled products or services in the international market.

The need for export licenses and, when required, Congressional notification, can introduce a period of delay in our ability to consummate international transactions. Because issuance of an export license is wholly within the discretion of the controlling U.S. government agency, it is possible that, in some circumstances, we may not be able to obtain the necessary licenses for some potential transactions.

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

Commercialization of our proprietary sound technologies depends on collaborations with other companies. If we are not able to maintain or find collaborators and strategic alliance relationships in the future, we may not be able to develop our proprietary sound technologies and products.

An important part of our strategy is to establish business relationships with leading participants in various segments of the electronics, government and sound reproduction markets to assist us in producing, distributing, marketing and selling products that include our proprietary sound technologies.

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

We are dependent on third party manufacturers.

We do not have the capacity to manufacture all of our products internally and we are therefore dependent on third party manufacturers.  At present, we manufacture NeoPlanar and SoundCluster internally only in small quantities and would need to outsource our manufacturing if sales of these products were to increase significantly.  In addition, we established a manufacturing relationship with Pemstar, Inc. in fiscal 2004 to manufacture our LRAD and HSS products.  We do not have a formal written agreement with Pemstar. Pemstar, or any other contract manufacturing partner, may not be able or willing to manufacture products for us in the quantities and at the level of quality that we require. If we need to seek additional third party manufacturers for our products, we may not be able to obtain acceptable replacement manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.  Failure to maintain quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

Our Government Group business has involved and is expected in the future to involve providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

We may not address successfully the problems encountered in connection with any potential future acquisitions.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

  problems assimilating the purchased technologies, products or business operations;

  problems maintaining uniform standards, procedures, controls and policies;

  unanticipated costs associated with the acquisition;

  diversion of management’s attention from our core business;

  adverse effects on existing business relationships with suppliers and customers;

  risks associated with entering new markets in which we have no or limited prior experience;

  potential loss of key employees of acquired businesses; and

  increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

We are subject to increased costs as a result of newly adopted accounting and SEC regulations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2005 to perform an evaluation of our internal controls over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal controls can be designed to provide absolute assurance of effectiveness and any material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. The Exposure Draft set an effective date for public companies of fiscal years beginning after December 15, 2004. Currently, we do not recognize compensation expense for stock options, other than to non-employees or upon extensions of time for certain terminated employees related to black-out periods. Such a change would result in lower reported earnings, which may negatively impact our future stock price. In addition, such a change could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

We may issue additional common stock in the future, including shares under our Committed Equity Financing Facility, and this stock may reduce the value of your common stock.

As a result of the CEFF or other financings, we may issue additional shares of common stock without further action by our shareholders. Moreover, although the issuance of our common stock under the CEFF will have no effect on the rights or privileges of existing holders of common stock, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of our total shares that will be outstanding after such events. If we satisfy the conditions that allow us to draw down the entire $25 million available under the CEFF, and we choose to do so, then generally, as the market price of our common stock decreases, the number of shares we will have to issue upon each draw down on the CEFF increases, to a maximum of 3,684,782 shares we may issue without shareholder approval. Drawing down on the CEFF when the price of our common stock is decreasing will have an additional dilutive effect to your ownership percentage and may result in additional downward pressure on the price of our common stock.

Our Series D and Series E Preferred Stock financings may result in dilution to our common stockholders.  The holders of Series D and Series E Preferred Stock have a liquidation preference over holders of our common stock, and will receive more common shares on conversion if the market price of our common stock declines.

Dilution of the per share value of our common shares could result from the conversion of the outstanding Series D and Series E Preferred Stock.

The holders of our outstanding shares of Series D Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $4.50 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion. The conversion rate cannot however be lower than $2.00. The $2.00 floor price may however be adjusted downward if we sell securities for less than an effective price of $2.00 per share. As of September 30, 2004, the outstanding 50,000 shares of Series D Preferred Stock were convertible into an aggregate of 127,222 common shares. In addition, the Series D Preferred Stock purchasers received warrants to purchase 2.2 common shares for each share of Series D Preferred Stock purchased.  The exercise price of the warrants was initially $4.50 per share, but was reduced to $3.01 per share as a result of anti-dilution provisions in the warrants. The exercise price for warrants on 495,880 common shares will be subject to further reduction if we sell securities for less than an effective price of $3.01 per share.

The holders of our outstanding shares of Series E Preferred Stock may convert these shares into shares of our common stock at a conversion price equal to the lower of $3.25 or 90% of volume-weighted average price of our common stock for the five trading days prior to conversion.  The conversion rate cannot however be lower than $2.00. As of September 30, 2004, the 233,250 outstanding shares of Series E Preferred Stock were convertible into an aggregate of 786,473 common shares. In addition, the Series E Preferred Stock purchasers received warrants to purchase 1.5 shares of common stock for each share of Series D Preferred Stock purchased.  The exercise price of the warrant is $3.25 per share, but is subject to reduction if we sell securities for less than the effective price of $3.25 per share.

In the event of a sale or liquidation of our company, or in the event of certain mergers where our company is not the surviving company, the holders of Series D and Series E Preferred Stock will be entitled to a liquidation preference equal to their original purchase price plus an accretion of 6% per annum, in preference to any payments on liquidation to be made to the common stockholders.  As of September 30, 2004, the amount of this liquidation preference was $3,128,500.

Holders of our common stock could experience substantial dilution from the conversion of the Series D and Series E Preferred Stock and exercise of the related warrants. As a result of the floating conversion price, the holders of Series D and Series E Preferred Stock will receive more common shares on conversion if the price of our common shares declines beyond specific levels.  To the extent that the Series D or Series E stockholders convert and then sell their common shares, the common stock price may decrease due to the additional shares in the market. This could allow the Series D or Series E stockholders to receive greater amounts of common stock, the sales of which would further depress the stock price.  Furthermore, the significant downward pressure on the trading price of our common stock as Series D and Series E Preferred Stock and related warrant holders convert or exercise these securities and sell the common shares received could encourage short sales by the holders of Series D and Series E Preferred Stock and the related warrants, or other stockholders. This would place further downward pressure on the trading price of our common stock.  Even the mere perception of eventual sales of common shares issued on the conversion of the Series D and Series E Preferred Stock or exercise of the related warrants could lead to a decline in the trading price of our common stock.

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

  changes in personnel within our company; and

  other events or factors and general economic and market conditions.

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

We are currently exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents. Based on our balance of cash and cash equivalents of $4.2 million at September 30, 2004, a change of one percent in interest rate would cause a change in interest income of $42,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)                As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our co-principal executive officers and principal financial officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective.

(b)                No significant changes were made in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations. Our management, including our co-principal executive officers and principal financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances  of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

On December 23, 2004, we sold to accredited investors for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006.  Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears.  We are required to use 40% of the net proceeds of any future equity financing to prepay these notes, including any amounts we raise pursuant to our Committed Equity Financing Facility, or CEFF.  We may also prepay these notes in our discretion at any time without penalty after June 30, 2005.

In connection with the issuance of these notes, each purchaser was granted a warrant to purchase 7,500 shares of our common stock until December 31, 2009 for each $100,000 of notes purchased (prorated for amounts less than $100,000) such that we issued in the aggregate warrants exercisable for an aggregate of 150,000 shares of our common stock.  The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of our company, or affiliates of such persons, and $8.60 per share for other purchasers.  Warrants exercisable for 75,000 shares were issued at each such exercise price.

The holders of these warrants are entitled to be included on any registration statement we file after the registration statement for the CEFF, subject to customary exceptions and cut-back rights.

A trust affiliated with Elwood G. Norris, our Chairman and the beneficial owner of 19.5% of our common stock before the financing, purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

The securities were offered and sold without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder.  The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.  Appropriate legends have been placed on the notes and the warrants, and appropriate legends will be placed on the common stock issued upon exercise of the warrants which are not subject to an effective registration statement for their resale.  We sold these securities without an underwriter.

The foregoing disclosure is made in lieu of disclosure under Item 1.01 and Item 3.02 on Form 8-K.

On December 22, 2004, we granted inducement stock options to certain of our new employees.  These options were granted without stockholder approval to 6 new non-executive employees as an inducement material to the individuals' entering into employment with our company, and the issuances were approved by our Compensation Committee pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).  The options are exercisable for an aggregate of 76,500 shares of common stock with an exercise price of $10.06 per share.  Each option has a five year term and generally vests 25% on the first anniversary of the grant date and then quarterly thereafter for the next 12 quarters, subject to continued employment and other conditions.  The foregoing disclosure is made in lieu of disclosure under Item 1.01 on Form 8-K.

On November 16, 2004, we granted to Carl Gruenler, our Vice President of Government and Force Protection Systems Group, a five-year stock option under our 2002 Stock Option Plan, to purchase 75,000 shares of common stock at an exercise price of $6.70 per share.  The option vests over four years, with 25% of the shares vesting on the first anniversary of the date of grant, and the balance vesting in equal quarterly installments thereafter.  This disclosure is made in lieu of disclosure in Item 1.01 of Form 8-K.

On September 9, 2004, Bruce Ehlers, formerly our Vice President, Engineering, separated from our company. We agreed to pay Mr. Ehlers severance in the amount of $12,917, representing one month of base salary. We also agreed that Mr. Ehlers could exercise the vested portion of his stock option, representing 9,375 shares of common stock, until thirty days after Mr. Ehlers is permitted to sell the underlying shares under the terms of our insider trading policy. In exchange for these benefits, Mr. Ehlers executed a general release of claims. The foregoing disclosure is made in lieu of disclosure under Item 1.01 on Form 8-K.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the Proxy Statement).

Item 10. Directors and Executive Officers of the Registrant.

(a)               Executive Officers—See “Executive Officers” in Part I, Item 1 hereof.

(b)              Directors---The information required by this Item is incorporated herein by reference to our Proxy Statement.

(c)               Audit Committee Financial Expert—The board of directors has determined that Daniel Hunter is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules.  The board’s affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

(d)              We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet website at www.atcsd.com.  In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements:

Exhibits:

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1

Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3

Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Amended and Restated Bylaws of American Technology Corporation. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1

Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3

Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.  Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.*+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan.*+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan.*+

10.7

Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date).  Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.8.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2002, dated August 14, 2002.

10.9

Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.10

Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differed as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002.

10.10.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K dated March 6, 2003.

10.11	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.12

License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as Exhibit 10.19 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

10.13	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 on Form 8-K filed on March 6, 2003.

10.14

Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date).  Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.15	Employment letter of James M. Irish dated January 27, 2003. Filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 2003, dated May 15, 2003.+

10.16	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.17	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.18

Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.19

License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003. Filed as Exhibit 10.27 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20

License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. Filed as Exhibit 10.28.1 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.21

Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003. Filed as Exhibit 10.28.2 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.

10.22	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.23	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.24	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.25	Table of Inducement Grants.*+

10.26	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.27	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.28	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell.*+

10.29	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+
10.30	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.31	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.32	Release Agreement of Bruce Ehlers.*+

10.33	Special Stock Option with Elwood Norris dated November 13, 2000.*+

10.34	Special Stock Option with David Carter dated November 13, 2000.*+

10.35	Special Stock Option with Richard Wagner dated November 13, 2000.*+

10.36	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.37	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.38	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.39	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. *+

10.40	Form of Unsecured Subordinated Promissory Note. *+

10.41	Form of Warrant. *+

23. Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

- 42 - Certifications

31.1

Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3

Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.*

* Filed concurrently herewith

+  Management contract or compensatory plan or arrangement. Exhibits 10.39, 10.40 and 10.41 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.

American Technology Corporation
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2004 and 2003	F-3

Statements of Operations for the Years Ended
September 30, 2004, 2003 and 2002	F-4

Statements of Stockholders’ Equity (Deficit) for the Years Ended
September 30, 2004, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended
September 30, 2004, 2003 and 2002	F-6

Summary of Accounting Policies	F-7 - F-14

Notes to Financial Statements	F-14- F-31

Schedule II - Valuation and Qualifying Accounts	F-32

F-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheets of American Technology Corporation as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended September 30, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Costa Mesa, California
November 10, 2004, except for Note 14 as to which the date is December 23, 2004.

F-2

American Technology Corporation

BALANCE SHEETS

September 30,	2004	2003

ASSETS
Current Assets:
Cash	$4,178,968	$9,850,358
Trade accounts receivable, less allowance of
$25,000 and $25,000 for doubtful accounts	926,747	184,162
Inventories, net	651,095	408,944
Prepaid expenses and other	156,419	33,849
Total current assets	5,913,229	10,477,313
Equipment, net	453,355	200,262
Patents, net	1,278,707	1,066,796
Total assets	$7,645,291	$11,744,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,300,075	$604,343
Accrued liabilities:
Payroll and related	302,706	463,788
Deferred revenue	322,344	276,708
Warranty reserve	331,917	319,500
Legal Settlements	150,000	292,500
Other	22,236	26,349
Capital lease short-term portion	10,967	9,915
Total current liabilities	2,440,245	1,993,103
Long-Term Liabilities:
Capital lease long-term portion	12,131	23,097
Total liabilities	2,452,376	2,016,200
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 50,000
issued and outstanding each year, respectively. Liquidation
preference of $572,500 and $542,000, respectively.	-	-
Series E Preferred stock 350,000 shares designated: 233,250 and 263,250 issued and outstanding, respectively. Liquidation preference
of $2,556,000 and $2,725,000, respectively.	3	3
Common stock, $0.00001 par value; 50,000,000 shares authorized;
19,808,819 and 19,342,657 shares issued and outstanding respectively.	198	193
Additional paid-in capital	47,520,207	46,095,032
Accumulated deficit	(42,327,493)	(36,367,057)
Total stockholders' equity	5,192,915	9,728,171
Total liabilities and stockholders' equity	$7,645,291	$11,744,371

See accompanying summary of accounting policies and notes to financial statements.
F-3

American Technology Corporation

STATEMENTS OF OPERATIONS

Years Ended September 30,	2004	2003	2002

Revenues:
Product sales	$5,581,936	$1,070,645	$649,020
Related party product sales	-	-	44,077
Contract and license	170,613	244,781	317,655
Total revenues	5,752,549	1,315,426	1,010,752
Cost of revenues	3,469,821	1,544,077	683,844
Gross profit (loss)	2,282,728	(228,651)	326,908

Operating expenses:
Selling, general and administrative	5,309,547	4,863,711	3,046,537
Research and development	2,988,784	2,493,351	3,622,063
Loss on sales of asset	-	(24,513)	(11,500)
Loss on impairment of equipment	-	-	32,192
Total operating expenses	8,298,331	7,332,549	6,689,292

Loss from operations	(6,015,603)	(7,561,200)	(6,362,384)

Other income (expense):
Interest income	58,056	23,293	15,596
Interest expense	(2,889)	(686,639)	(1,872,544)
Other	-	(2,467)	(800)
Total other income (expense)	55,167	(665,813)	(1,857,748)

Net loss	(5,960,436)	(8,227,013)	(8,220,132)
Dividend requirements on convertible preferred stock	1,365,349	2,409,228	282,912
Net loss available to common stockholders	$(7,325,785)	$(10,636,241)	$(8,503,044)
Net loss per share of common stock - basic and diluted	$(0.37)	$(0.67)	$(0.60)
Average weighted number of common shares outstanding	19,603,265	15,857,569	14,193,508

See accompanying summary of accounting policies and notes to financial statements.
F-4

American Technology Corporation
Statements of Stockholders' Equity (Deficit)

Years Ended September 30, 2004, 2003 and 2002
Convertible Preferred Stock
	Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2001	168,860	$2	10,000	$-	-	$-	-	$-
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
For compensation and services	-	-	-	-	-	-	-	-
Value assigned to 130,000 options granted for services	-	-	-	-	-	-	-	-
Value assigned to 100,000 warrants granted for services	-	-	-	-	-	-	-	-
Value assigned to 30,000 options, granted to consultant	-	-	-	-	-	-	-	-
Debt discount on 12% Convertible Notes	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock	(168,860)	(2)	-	-	-	-	-	-
Issuance of Series D preferred stock, net of offering costs of $78,752	-	-	-	-	235,400	2	-	-
Deemed dividends and accretion on convertible preferred stock of $282,912	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2002	-	-	10,000	-	235,400	2	-	-
Issuance of Series E preferred stock, net of offering costs of $176,225	-	-	-	-	-	-	343,250	3
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
For compensation and services	-	-	-	-	-	-	-	-
For cash at $5.50 per share, net of offering costs of $545,000	-	-	-	-	-	-	-	-
Conversion of Series C preferred stock	-	-	(10,000)	-	-	-	-	-
Conversion of Series D preferred stock	-	-	-	-	(185,400)	(2)	-	-
Conversion of Series E preferred stock	-	-	-	-	-	-	(80,000)	-
Exercise of warrants	-	-	-	-	-	-	-	-
Legal settlement at $5.85 per share	-	-	-	-	-	-	-	-
Conversion of 12% convertible subordinated notes	-	-	-	-	-	-	-	-
Issuance of stock options and warrants for services	-	-	-	-	-	-	-	-
Deemed dividends and accretion on convertible preferred stock of $2,409,228	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2003	-	-	-	-	50,000	-	263,250	3
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
Legal settlement and royalty buyout at $4.96 per share	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock	-	-	-	-	-	-	(30,000)	-
Exercise of warrants	-	-	-	-	-	-	-	-
Value assigned to 28,438 options issued on termination	-	-	-	-	-	-	-	-
Deemed dividends and accretion on convertible preferred stock of $1,365,349	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2004	-	$-	-	$-	50,000	$-	233,250	$3

See accompanying summary of accounting policies and notes to financial statements.

F-5a

American Technology Corporation
Statements of Stockholders' Equity (Deficit)

Years Ended September 30, 2004, 2003 and 2002

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, September 30, 2001	13,704,139	$137	$22,913,268	$(19,919,912)	$2,993,495
Issuance of common stock:
Upon exercise of stock options	6,250	-	18,750	-	18,750
For compensation and services	74,129	1	304,920	-	304,921
Value assigned to 130,000 options granted for services	-	-	256,135	-	256,135
Value assigned to 100,000 warrants granted for services	-	-	218,803	-	218,803
Value assigned to 30,000 options, granted to consultant	-	-	42,898	-	42,898
Debt discount on 12% Convertible Notes	-	-	1,225,000	-	1,225,000
Conversion of Series B preferred stock	566,958	6	(4)	-	-
Issuance of Series D preferred stock, net of offering costs of $78,752	-	-	2,275,246	-	2,275,248
Deemed dividends and accretion on convertible preferred stock of $282,912	-	-	-	-	-
Net loss for the year	-	-	-	(8,220,132)	(8,220,132)
Balance, September 30, 2002	14,351,476	144	27,255,016	(28,140,044)	(884,882)
Issuance of Series E preferred stock, net of offering costs of $176,225	-	-	3,256,272	-	3,256,275
Issuance of common stock:
Upon exercise of stock options	408,951	4	1,614,223	-	1,614,227
For compensation and services	109,844	1	410,815	-	410,816
For cash at $5.50 per share, net of offering costs of $545,000	1,818,180	18	9,454,982	-	9,455,000
Conversion of Series C preferred stock	41,130	-	-	-	-
Conversion of Series D preferred stock	695,266	7	(5)	-	-
Conversion of Series E preferred stock	253,294	3	(3)	-	-
Exercise of warrants	347,000	3	903,718	-	903,721
Legal settlement at $5.85 per share	100,000	1	584,999	-	585,000
Conversion of 12% convertible subordinated notes	1,217,516	12	2,435,020	-	2,435,032
Issuance of stock options and warrants for services	-	-	179,995	-	179,995
Deemed dividends and accretion on convertible preferred stock of $2,409,228	-	-	-	-	-
Net loss for the year	-	-	-	(8,227,013)	(8,227,013)
Balance, September 30, 2003	19,342,657	193	46,095,032	(36,367,057)	9,728,171
Issuance of common stock:
Upon exercise of stock options	292,573	3	1,061,314	-	1,061,317
Legal settlement and royalty buyout at $4.96 per share	50,000	1	247,999	-	248,000
Conversion of Series E preferred stock	98,589	1	(1)	-	-
Exercise of warrants	25,000	-	50,000	-	50,000
Value assigned to 28,438 options issued on termination	-	-	65,863	-	65,863
Deemed dividends and accretion on convertible preferred stock of $1,365,349	-	-	-	-	-
Net loss for the year	-	-	-	(5,960,436)	(5,960,436)
Balance, September 30, 2004	19,808,819	$198	$47,520,207	$(42,327,493)	$5,192,915

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation

STATEMENTS OF CASH FLOWS

Years Ended September 30,	2004	2003	2002
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(5,960,436)	$(8,227,013)	$(8,220,132)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation and amortization	239,948	549,612	737,248
Allowance for doubtful accounts	-	4,809	-
Warranty provision	101,671	313,187	-
Inventory obsolescense	90,000	-	-
Gain on sale of asset	-	-	(11,500)
Common stock issued for services and compensation	-	410,816	304,920
Options and warrants granted for services	-	179,995	517,836
Options granted for compensation	65,863	-	1,486,701
Common stock issued for legal settlement	-	585,000	-
Write-off of abandoned patents	37,798	-	58,138
Write down for asset held for sale	-	-	32,192
Amortization of debt discount	-	405,000	1,620,000
Changes in assets and liabilities:
Trade accounts receivable	(742,585)	(77,485)	6,098
Inventories	(332,151)	(272,063)	60,132
Prepaid expenses and other	(122,570)	(13,719)	47,030
Accounts payable	695,732	(12,188)	411,756
Warranty reserve	(89,254)	-	-
Accrued liabilities	(14,059)	696,680	256,996
Net cash used in operating activities	(6,030,043)	(5,457,369)	(2,692,585)

Investing Activities:
Purchase of equipment	(395,932)	(108,246)	(84,080)
Patent costs paid	(346,818)	(112,007)	(305,418)
Proceeds from sales of equipment	-	-	11,500
Net cash used in investing activities	(742,750)	(220,253)	(377,998)

Financing Activities:
Proceeds from issuance of preferred stock	-	2,432,500	2,354,000
Proceeds from issuance of common stock	-	10,000,000	-
Offering costs paid	-	(721,225)	(78,752)
Payments on capital lease	(9,914)	(8,963)	(8,066)
Proceeds from issuance of convertible promissory notes	-	-	1,225,000
Proceeds from exercise of common stock warrants	50,000	221,876	-
Proceeds from issuance of senior secured promissory notes	-	500,000	1,500,000
Payments on senior secured promissory notes	-	(318,155)	-
Proceeds from exercise of stock options	1,061,317	1,614,227	18,750
Net cash provided by financing activities	1,101,403	13,720,260	5,010,932
Net increase (decrease) in cash	(5,671,390)	8,042,638	1,940,349
Cash, beginning of year	9,850,358	1,807,720	1,354,072
Cash, end of year	$4,178,968	$9,850,358	$3,294,421

See accompanying summary of accounting policies and notes to financial statements.

American Technology Corporation Summary of Accounting Policies

ORGANIZATION AND BUSINESS
American Technology Corporation (the “Company”), a Delaware corporation, is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic Sound (HSS), Long Range Acoustic Device (LRAD), NeoPlanar and other sound technologies.

The Company’s principal markets for its proprietary sound reproduction technologies and products are in North America, Europe and Asia.

LIQUIDITY AND MANAGEMENT’S PLAN
The Company incurred net losses of $5,960,436, $8,227,013, and $8,220,013 and negative cash flow from operations of $6,030,043, $5,457,369, and $4,179,286 in the years ended September 30, 2004, 2003 and 2002, respectively.  The Company had working capital of $3,472,984 and cash on hand of $4,178,968 at September 30, 2004.  In December 2004, the Company received a firm order for $4,500,000 in LRAD products and $400,000 in ancillary products which the Company is providing on a value-added reseller basis.  The order calls for deliveries in December 2004 and January 2005 and customary payment terms (see Note 14 below).  Also in December 2004, the Company sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006.  In connection with the financing, the Company also issued five-year warrants to purchase an aggregate of 150,000 shares, 75,000 of which have an exercise price of $9.28 per share, and 75,000 of which have an exercise price of $8.60 per share.  An officer, director and significant stockholder purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

The Company historically has financed its operations primarily through the sale of preferred stock, exercise of stock options, sale of notes, proceeds from the sale of investment securities and margins from product sales and licensing.  Management expects to incur additional operating losses in fiscal 2005 as a result of expenditures for research and development and marketing costs for sound products.  The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control.  Based on the Company’s cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months.  Management believes increased product sales will provide additional operating funds.  If required, management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.  The Company also may have available funds from a Committed Equity Financing Facility (see Note 14 below).

American Technology Corporation Summary of Accounting Policies
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g. reserves for accounts receivable and inventory, patent realizability and warranty reserves) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

American Technology Corporation Summary of Accounting Policies
CONTRACT MANUFACTURER
The Company is reliant on one contract manufacturer for production of HSS and LRAD products on a turnkey basis. The Company is currently in the process of negotiating a formal agreement with this contract manufacturer. This manufacturing relationship has no specified term and the Company could be materially impacted if it ceased doing business with this contract manufacturer and was unable to establish other production in a timely manner. At September 30, 2004 the Company had $530,970 of accounts payable to this contract manufacturer.

During fiscal 2004 the Company shipped materials to this contract manufacturer, booked an amount due from contract manufacturer and relieved inventory of $523,080. The Company did not recognize any revenue on these transactions. At September 30, 2004 the remaining balance due from the contract manufacturer, for shipments made to them, was $393,636. The contract manufacturer used these materials to build products for the Company. The above due from contract manufacturer of $393,636 has been netted against the payable to the contract manufacturer of $530,970, and the net is included in accounts payable.

INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation is computed over the estimated useful lives of three to five years using the straight-line method. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization are removed and the gain or loss is recorded.

INTANGIBLES
Effective as of the beginning of fiscal 2003, the company fully adopted Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that, upon adoption of FAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. The adoption of FAS 142 did not have a material effect on the Company’s financial position or results of operations.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142; (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be reviewed periodically to determine if they may be impaired, (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

Purchased technology is carried at cost, and was amortized over three years. Patents are carried at cost and, when granted, are amortized over their estimated useful lives which has been estimated to be 15 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $37,798, $-0- and $58,138 of previously capitalized patent costs during the years ended September 30, 2004, 2003 and 2002, respectively.

LEASES
Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2004, the Company had recorded $10,967 in short-term and $12,131 in long-term capital lease obligations.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

American Technology Corporation Summary of Accounting Policies

The Company provides a one year warranty for most of its products. See “Warranty Reserves.”

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

REVENUE RECOGNITION
The Company derives its revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation (“Product Sales”) and (ii) contract and license fee revenue. Component and Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, when a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from ongoing per unit license fees are earned based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured. Revenues from up-front license and other fees and annual license fees are generally recognized ratably over the specified term of the particular license or agreement.

SHIPPING AND HANDLING COSTS
Amounts paid by customers for shipping and handling are included in product revenues. Actual shipping and handling costs are included in product cost of revenues. Shipping and handling costs were $211,502, $62,810 and $67,850 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

ADVERTISING
Advertising costs are charged to expenses as incurred. The Company expensed $69,893, $8,695 and $-0- for the years ended September 2004, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

WARRANTY RESERVES
The Company warrants its products to be free from defects in materials and workmanship for a period of one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides direct warranty service. Some agreements with OEM customers require certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

American Technology Corporation Summary of Accounting Policies

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 8 for additional information regarding warranties.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company wrote off $37,798, $-0- and $58,138 of patent costs during the years ended September 30, 2004, 2003 and 2002, respectively.

SEGMENT INFORMATION
In the fourth quarter of fiscal 2003, the Company organized operations into two segments by the end-user markets they serve. The Business Products and Licensing Group (Business Group) licenses and markets HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, SoundCluster and HSS sound products to government and military customers and to the growing force protection and commercial security markets. See Note 13.

NET LOSS PER SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable into 5,197,557 shares of common stock were outstanding at September 30, 2004. Stock options, warrants and convertible preferred stock and notes exercisable into 4,999,522 shares of common stock were outstanding at September 30, 2003 and stock options, warrants and convertible preferred stock exercisable into 5,462,166 shares of common stock were outstanding at September 30, 2002. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

American Technology Corporation Summary of Accounting Policies

Net loss available to common stockholders was increased during fiscal 2004, 2003 and 2002 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock (see Note 5). The net loss available to common stockholders was also increased in fiscal 2004, 2003 and 2002 by an additional deemed dividend computed from a discount provision in convertible preferred stock (see Note 5). Such imputed deemed dividends are not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore is reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company’s series of preferred stock provided for a 6% per annum accretion in the conversion value (similar to a dividend). Such accretions are not included in the company's stockholders' equity as the company has an accumulated deficit and therefore is reflected as an increase and a related decrease to additional paid in capital. These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,	2,004	2,003	2,002

Net loss	$(5,960,436)	$(8,227,013)	$(8,220,132)
Imputed deemed dividends on Series D and E
warrants issued with preferred stock [note 5]	(448,572)	(538,070)	(91,492)
Imputed deemed dividends on Series D and E
preferred stock [note 5]	(736,449)	(1,683,500)	(104,444)
Accretion on preferred stock at 6% stated rate [note 5]:
Series B preferred stock	-	-	(16,932)
Series C preferred stock	-	(6,000)	(12,000)
Series D preferred stock	(30,171)	(65,844)	(58,044)
Series E preferred stock	(150,157)	(115,814)	-
Net loss available to common stockholders	$(7,325,785)	$(10,636,241)	$(8,503,044)

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero percent for all years; expected volatility of 57 to 75 percent in 2004, 68 to 84 percent in 2003 and 63 percent in 2002; risk-free interest rates of 1.83 to 6.72 percent; and expected lives of 2.21 to 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

American Technology Corporation Summary of Accounting Policies

Years Ended September 30,	2004	2003	2002

Net loss available to common stockholders	$(7,325,785)	$(10,636,241)	$(8,503,044)
Plus: Stock-based employee compensation
expense included in reported net loss	65,863	-	-
Less: Total stock-based employee compensation expense
determined using fair value based method	(940,111)	(972,896)	(933,704)
Pro forma net loss available to common stockholders	$(8,200,033)	$(11,609,137)	$(9,436,748)

Net loss per common share - basic
and diluted - pro forma	$(0.42)	$(0.73)	$(0.66)
Net loss per common share - basic
and diluted - as reported	$(0.37)	$(0.67)	$(0.60)

COMMON STOCK ISSUED FOR SERVICES
The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing stock price on the day prior to the date of issuance.

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

American Technology Corporation Summary of Accounting Policies

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment”, Statement 123(R) is effective for public companies at the beginning of the first interim or annual period after June 15, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

RECLASSIFICATIONS
Where necessary, prior year’s information has been reclassified to conform with the fiscal 2004 statement presentation.

1. INVENTORIES

Inventories consisted of the following at September 30,	2004	2003
Finished goods	$342,647	$13,690
Work in process	-	182,638
Raw materials	418,448	232,616
	761,095	428,944
Reserve for obsolescence	(110,000)	(20,000)
	$651,095	$408,944

At September 30, 2004, $79,036 of raw materials and $355,879 of finished goods were located at the Company’s contract manufacturer in San Jose, California.

The Company is reliant on one supplier for film for its HSS product and is making efforts to obtain alternative suppliers to reduce its reliance thereon. The Company could be materially impacted if it loses its current film supplier and is unable to find an alternative supplier.

2. EQUIPMENT

Equipment consisted of the following at September 30,	2004	2003
Machinery and equipment	$604,994	$571,927
Office furniture and equipment	816,714	480,536
Leasehold improvements	225,178	198,491
	1,646,886	1,250,954
Accumulated depreciation	(1,193,531)	(1,050,692)
Net equipment	$453,355	$200,262

Included in office furniture and equipment for the years ended September 30, 2004 and 2003, respectively are $335,691 and $208,817 for purchased software, which is amortized over three years. The unamortized portion of software for the years ended September 30, 2004 and 2003, respectively, are $177,930 and $97,731, respectively.

American Technology Corporation Notes to the Financial Statements
Depreciation expense, excluding amortization of software, was $96,164, $130,916 and $211,474 for the years ended September 30, 2004, 2003 and 2002, respectively. Amortization of purchased software was $46,675, $26,488 and $43,216 for the years ended September 30, 2004, 2003 and 2002, respectively.

3. INTANGIBLES

Purchased Technology
In April 2000, the Company acquired all rights to certain loudspeaker technology. The purchase price consisted of $300,000 cash plus 200,000 shares of common stock. The 200,000 shares of common stock were issued in June 2000 and were valued at $962,500. The Company was obligated to pay up to an additional 159,843 shares of common stock contingent upon the achievement of certain performance milestones relating to gross revenues from the purchased technology. During fiscal 2002 the Company issued 50,000 shares of the contingent common stock, recording compensation expense of $210,000 at an estimated fair market value of $4.20 per share, and during fiscal 2003 issued the balance of 109,844 shares of the contingent common stock, recording compensation expense of $410,816. Two principals involved with the purchased technology were employed under three year agreements, which terminated on February 15, 2003.

Purchased technology consisted of the following at September 30,	2004	2003
Cost	$1,262,500	$1,262,500
Accumulated amortization	(1,262,500)	(1,262,500)
Net purchased technology	$-	$-

Patents consisted of the following at September 30,	2004	2003
Cost	$1,578,578	$1,287,058
Accumulated amortization	(299,871)	(220,262)
Net patent	$1,278,707	$1,066,796

Aggregate amortization expense for the Company’s intangible assets are summarized as follows:

Years Ended September 30,	2004	2003	2002

Purchased technology	$-	$315,636	$420,828
Patents	97,109	79,544	61,730
	$97,109	$395,180	$482,558

American Technology Corporation Notes to the Financial Statements

In addition to amortization, the Company wrote off $37,798, $-0- and $58,138 of patent costs during the years ended September 30, 2004, 2003 and 2002, respectively.

Estimated Amortization Expense Years Ended September 30,
2005	$105,239
2006	$105,239
2007	$105,239
2008	$105,239
2009	$105,239
Thereafter	$752,512

4. INCOME TAXES

Income taxes consisted of the following:
Years Ended September 30,	2004	2003	2002
Deferred (benefit)
Federal	$(2,033,000)	$(2,801,000)	$(2,053,000)
State	(359,000)	(494,000)	(362,000)
	(2,392,000)	(3,295,000)	(2,415,000)
Change in valuation allowance	2,392,000	3,295,000	2,415,000
	$-	$-	$-

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2004	2003	2002
Income taxes (benefit) computed at the
federal statutory rate	$(2,027,000)	$(2,797,000)	$(2,795,000)
Tax effect of change in valuation allowance	2,392,000	3,019,000	2,415,000
Nondeductible expenses,
interest expense and other	30,000	306,000	957,000
State income taxes (benefit), net of federal tax benefit	(358,000)	(494,000)	(493,000)
Other	(37,000)	(34,000)	(84,000)
	$-	$-	$-

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2004 and 2003 are as follows:

Deferred tax assets:	2004	2003
Net operating loss carryforwards	$14,982,000	$12,382,000
Research and development credit	228,000	220,000
Equipment	75,000	176,000
Patents	59,000	47,000
Purchased technology	75,000	93,000
Accruals and other	365,000	294,000
Allowances	46,000	10,000
Gross deferred tax asset	15,830,000	13,222,000
Less valuation allowance	(15,830,000)	(13,222,000)
	$-	$-

American Technology Corporation Notes to the Financial Statements
The utilization of the net operating loss carryforwards and research and experimental credits could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership. The amount of the limitation, if any, has not been determined at this time.

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 2004, the Company, for federal income tax purposes, has net operating loss carryforwards of approximately $37,400,000, which expire through 2025 of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

5. CAPITAL STOCK

Common Stock
In July 2003 the Company obtained gross proceeds of $10,000,000 from an offering of common stock and warrants. The offering included 1,818,180 shares of common stock at a purchase price of $5.50 per share and warrants to purchase 454,547 shares of common stock with an exercise price of $6.75 per share. The warrants are exercisable until July 10, 2007. The warrants contain certain antidilution rights if the Company sells common stock equivalents, as defined, below $6.75. Offering costs were $545,000.

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

American Technology Corporation Notes to the Financial Statements

The following is a summary of the terms of the preferred stock series outstanding during the three fiscal years ended September 30, 2004.

			Number of
			Shares
Preferred	Issuance	Aggregate	Authorized/
Series	Date	Purchase Price	Issued	Terms
6% Series B issued at $10.00 per share	December 1998 and January 1999	$2,500,000	250,000/250,000
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
Purchase price plus 6% accretion convertible at lower of $4.50 per share or 90% of market but not less than $2.00 per share, subject to antidilution adjustment. Callable at market price of $9.50 per share. Automatic conversion to common stock on March 31, 2006.

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

At September 30, 2004 all of the Series B and Series C Stock had been converted into common stock. At September 30, 2004 the remaining 50,000 shares of Series D Stock would have been convertible into 127,222 shares of common stock and the remaining 233,250 shares of Series E Stock would have been convertible into 786,473 shares of common stock.

American Technology Corporation Notes to the Financial Statements

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

					Deemed Dividend
					Value	Value Of
			Warrant	Warrant	Assigned	Beneficial
Preferred	Issuance	Number	Exercise	Expiration	To	Conversion
Series	Date	Of Warrants	Price	Date	Warrants	Discount
6% Series B	December 1998 and January 1999	250,000	$6.00	11/30/2001	$595,000	$656,000
6% Series C	March 2000	300,000	$11.00	3/31/2003	$1,478,000	$2,509,000
6% Series D	May 2002	517,880	$3.01	3/31/2007	$1,029,519	$994,310
6% Series E	March 2003	514,875	$3.25	12/31/2007	$755,500	$2,677,000

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

The following table summarizes information about the deemed dividend activity commencing in May 2002.

American Technology Corporation Notes to the Financial Statements

	Number				Balance
	Series D		Series E		of
	Preferred	Series D	Preferred	Series E	Deemed
	Shares	Warrants	Shares	Warrants	Dividend

Series D Issued in May 2002	235,400	517,880	-	-	$1,865,310
Fiscal 2002 accretion	-	-	-	-	(195,936)
Balance September 30, 2002	235,400	517,880			1,669,374
Series E Issued in February 2003	-	-	343,250	514,875	3,432,500
Additional deemed dividend
on D warrant repricing	-	-	-	-	158,519
Deemed dividend on
warrants exercised	-	(22,000)	-	(120,000)	(215,904)
Deemed dividend on
preferred stock converted	(185,400)	-	(80,000)	-	(1,324,224)
Accretion on outstanding
Series D and E warrants	-	-	-	-	(322,166)
Accretion on outstanding
Series D and E Preferred Stock	-	-	-	-	(359,276)
Balance September 30, 2003	50,000	495,880	263,250	394,875	$3,038,823
Deemed dividend on
warrants exercised	-	-	-	(30,000)	(44,630)
Deemed dividend on
preferred stock converted	-	-	(30,000)	-	(192,699)
Accretion on outstanding
Series D and E warrants	-	-	-	-	(403,942)
Accretion on outstanding
Series D and E Preferred Stock	-	-	-	-	(543,750)
Balance September 30, 2004	50,000	495,880	233,250	364,875	$1,853,802

Deemed dividend accretion fiscal 2004:
Series D and E Warrants					$(448,572)
Series D and E Preferred Stock					$(736,449)

American Technology Corporation Notes to the Financial Statements
Stock Purchase Warrants
A summary of the status of outstanding stock purchase warrants outstanding as of September 30, 2002, 2003 and 2004 and the changes during the years then ended is presented below:

		Average
		Purchase
	Number	Price
Shares purchasable under outstanding warrants at October 1, 2001	1,115,000	$6.87
Stock purchase warrants issued	1,230,380	$3.26
Stock purchase warrants exercised	-
Stock purchase warrants expired	(240,000)	$6.00
Shares purchasable under outstanding warrants at September 30, 2002	2,105,380	$4.85
Stock purchase warrants issued	1,019,422	$4.83
Stock purchase warrants exercised	(347,000)	$2.60
Stock purchase warrants expired	(350,000)	$11.71
Shares purchasable under outstanding warrants at September 30, 2003	2,427,802	$3.85
Stock purchase warrants exercised	(25,000)	$2.00
Stock purchase warrants expired	(50,000)	$10.00
Shares purchasable under outstanding warrants at September 30, 2004	2,352,802	$3.74

American Technology Corporation Notes to the Financial Statements
At September 30, 2004, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

	Exercise	Expiration
Number	Price	Date

75,000	$11.00	March 31, 2005
812,500	$2.00	September 30, 2006
495,880	$3.01	March 31, 2007
454,547	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
364,875	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
2,352,802

The $3.01 warrants, the $3.25 warrants and the $6.75 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

6. BENEFIT PLANS

2002 Stock Option Plan
The Company has a Stock Option Plan, expiring September 30, 2012, reserving the issuance of 2,350,000 shares of common stock ("2002 Plan"). The options issued under the 2002 Plan may, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors, of options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares subject to Incentive Stock Options will not be less than 110 percent of the fair market value of the shares on the date of grant. Any options granted under the 2002 Plan must be exercised within either five or ten years of the date they were granted (five years in the case of an Incentive Stock Option to a significant stockholder).

As of September 30, 2004, there were options outstanding covering 1,268,498 shares of common stock under the 2002 Plan. Shares subject to options under the 1997 Plan or the 2002 Plan that expire, are cancelled or are terminated without being exercised, become available for future grants under the 2002 Plan. Accordingly, there were 284,928 shares available for future option grants under the 2002 Plan at September 30, 2004.

1997 Stock Option Plan
The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of the Company’s common stock. The Board terminated the 1997 Plan with respect to new grants on August 1, 2002. The 1997 Plan remains in effect for grants prior to that date. Any options granted under the 1997 Plan must be exercised within ten years of the date they were granted (five years in the case of a significant stockholder). As of September 30, 2004, there were options outstanding covering 384,000 shares of common stock under this Plan.

Other Employee Stock Options
During fiscal year ended September 30, 2004 the Company granted options to purchase 147,000 shares of common stock, exercisable at prices ranging from $5.92 to $6.14 per share, outside the above plans as inducements to employment to new employees. During the fiscal year ended September 30, 2002, the Company granted to two employees options to purchase an aggregate of 200,000 shares of common stock, exercisable at $4.50 per share until April 25, 2006. As of September 30, 2004 there were options remaining outstanding covering 187,000 shares of common stock from grants outside the 1997 and 2002 Plans.

American Technology Corporation Notes to the Financial Statements

1997 Employee Stock Compensation Plan (“ESC”)
Effective March 10, 1997, the Company adopted the 1997 Employee Stock Compensation Plan ("ESC Plan"), which was amended on February 22, 2000 to reserve for issuance of an aggregate of 650,000 shares of common stock. The ESC Plan expired March 9, 2002. The Plan provided for compensation awards of the Company’s common stock to non-executive employees (as defined), at the discretion of the ESC Plan committee.

During fiscal 2002, the Company issued 24,129 shares of common stock under the ESC Plan and recorded general and administrative expense of $94,920 for awards valued at the estimated fair market value ranging from $2.29 to $4.12 per common share.

Non-Cash Compensation Expense
During the fiscal year ended September 30, 2004 the Company recorded non-cash compensation expense of $65,863 for the extension of certain option exercise periods to former employees on an aggregate of 28,438 shares of common stock. For the fiscal year ended September 30, 2003, the Company recorded non-cash compensation expense of $25,597 for the granting of options to purchase 13,000 shares of common stock under its stock options plans to non-employees. For the fiscal year ended September 30, 2002, the Company recorded non-cash compensation expense of $115,199 for the granting of options to purchase 55,000 shares of common stock under its stock options plans to non-employees.

In October 2001, the Company granted options to purchase a total of 110,000 shares of common stock to a consultant under the 1997 Plan in conjunction with related development and manufacturing agreements. The stock options include options to purchase 65,000 shares of common stock, which vest upon completion of certain project milestones. The Company has estimated the period required to complete the specified milestones each reporting period and recorded consulting expense based on the market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense was adjusted each reporting period until vesting occurs. The Company recorded consulting expense of $87,179 for the Black Scholes value of milestone options for 30,000 shares vested in fiscal 2002 and consulting expense of $47,782 for the Black Scholes value of 10,000 milestone options vested in fiscal 2003. As of September 30, 2004 there remain stock options to purchase 25,000 shares that are non-vested due to unmet project milestones. In addition there were options to purchase 45,000 shares of common stock that vested based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company recorded consulting expense of $96,655 for the Black Scholes value of performance options for 45,000 shares vested during the year ended September 30, 2002.

On September 30, 2002 the Company granted a warrant exercisable for 100,000 common shares at $4.25 per share to a consultant for consulting services. The Company recorded non-cash consulting expense of $218,803 for the value of this warrant.

On April 8, 2003 the Company granted a warrant exercisable for 50,000 common shares at $3.63 per share to a consultant for consulting services. The Company recorded non-cash consulting expense of $106,616 for the value of this warrant.

Stock Option Summary Information
A summary of the status of the Company’s stock option plans as of September 30, 2004, 2003 and 2002 and the changes during the years ended on those dates is presented below:

American Technology Corporation Notes to the Financial Statements
					Weighted
				Number	Average
Fiscal 2002:
Outstanding October 1, 2001				1,338,200	$2.23
Granted				510,000	$3.97
Canceled/expired				(382,775)	$8.17
Exercised				(6,250)	$3.00
Outstanding September 30, 2002				1,459,175	$3.97
Exercisable at September 30, 2002				1,090,575	$3.93

Weighted average fair value of options granted during the year					$1.37

Fiscal 2003:
Outstanding October 1, 2002				1,459,175	$3.97
Granted				979,000	$3.96
Canceled/expired				(416,950)	$3.86
Exercised				(408,951)	$3.95
Outstanding September 30, 2003				1,612,274	$4.00
Exercisable at September 30, 2003				998,722	$3.79

Weighted average fair value of options granted during the year					$1.78

Fiscal 2004:
Outstanding October 1, 2003				1,612,274	$4.00
Granted				1,073,500	$5.80
Canceled/expired				(553,703)	$3.63
Exercised				(292,573)	$5.49
Outstanding September 30, 2004				1,839,498	$4.68
Exercisable at September 30, 2004				916,884	$3.60

Weighted average fair value of options granted during the year					$2.37

The following table summarizes information about stock options outstanding at September 30, 2004:
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.50-$4.00	824,998	2.46	$3.18	706,821	$3.16
$4.01-$5.50	434,000	3.98	$4.90	172,063	$4.67
$5.51-$7.00	441,700	4.62	$6.49	18,450	$6.06
$7.01-$9.03	138,800	1.50	$7.19	19,550	$5.72
$2.50-$9.03	1,839,498	3.27	$4.68	916,884	$3.60

Employee Benefit - 401K Plan
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company made matching contributions of approximately $28,385, $18,675 and $20,151 respectively.

American Technology Corporation Notes to the Financial Statements

7. COMMITMENTS AND CONTINGENCIES

Facility Leases
The Company’s executive offices, research and development and operational facilities in San Diego, California, are occupied under a sublease agreement that commenced in January 2004 and expires in July 2006. The Company currently occupies approximately 15,000 square feet of office, laboratory, production and warehouse space in these premises with aggregate monthly payments of approximately $18,000, exclusive of utilities and costs.

The Company rents on a monthly basis office space utilized for development and production of its NeoPlanar technology in Carson City, Nevada. The Company occupies approximately 2,200 square feet with a monthly payment of approximately $1,200 excluding utilities.

The Company’s east coast office for its Government Group is located in Topsham, Maine. The Company has a month to month lease effective, October 1, 2004, for 600 square feet of office space with a monthly payment of $919.

Other Operating Leases
In addition to the facility lease, the Company has one automobile lease obligation expiring in May 2006. The Company also has two business equipment leases expiring in January 2009. These leases are reported as operating leases within the financial statements.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2004, 2003 and 2002 was $345,330, $206,084 and $197,358, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2005	$237,262
2006	196,832
2007	10,657
2008	10,657
2009	2,352

Employment Agreements
The Company has no employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Commission and Bonus Plans
The Company has established a sales commission plan, which was approved by the Compensation Committee of the Board of Directors and provides cash incentives to certain of the Company’s sales employees based on revenues recognized, provided that revenues are greater than a minimum specified amount. In fiscal 2004, the Company recorded $95,500 of commission expense based on revenues of the Government Group. Because the minimum level was not achieved, no commissions were earned on revenues of the Business Group.

Certain of the Company’s employees, in accordance with their terms of employment, may earn a cash bonus based on the overall financial performance of the Company. Based on the Company’s overall performance, no bonuses were earned for fiscal 2004.

American Technology Corporation Notes to the Financial Statements

Litigation
In September 2003, the Company filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas. The Company amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants. For convenience, the following discussion refers to eSOUNDideas and eSOUNDideas, Inc. collectively as “ESI.” In November 2003, the Company filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Mr. Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years. In June 2002, the Company and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. The Company believes the amendment was invalid as it was given in consideration for a large order from ESI, which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, the Company gave notice to ESI of termination of the ESI License Agreement. The Company based its termination on its belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories. Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement. ESI did not tender a cure within such sixty day period.

The three cases were consolidated upon motion by the defendants and order of the court. The defendants filed a cross-action in the consolidated action alleging fraud, breach of contract in connection with the ESI License Agreement and the options, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligent interference with contract, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, defamation, and violation of California Business and Professions Code §17200.  The Company filed its answer to the second amended cross-complaint in August 2004.  Discovery is ongoing.  Trial has been set for May 2005.

The Company intends to vigorously pursue its complaint against the defendants in this case and to vigorously challenge the defendant’s cross complaint.

Related to the Company’s April 2000 purchase of the NeoPlanar speaker technology, the Company was in dispute with a predecessor owner of the technology regarding a minimum film royalty. In March 2004 the Company settled this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock, which included a buyout of all future royalties.

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

American Technology Corporation Notes to the Financial Statements

In August 2003 the Company reached an agreement and in September 2003 the Company settled litigation related to the termination of an outside contract manufacturer, Horizon Sports Technologies, Inc. d/b/a HST. As part of the settlement the Company aquired raw materials and equipment for production valued at approximately $145,000. The Company paid settlement costs of $313,000 and recorded additional settlement costs for the $585,000 value assigned to 100,000 shares of common stock issued to HST. As part of the settlement, HST also entered into a nonexclusive royalty-bearing license to manufacture and sell speakers based on the Company’s Stratified Field technology and PureBass subwoofer technology and the Company transferred to HST tooling valued at approximately $43,000.

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

Royalties
The Company is obligated to pay a $2.50 per unit royalty to an officer/director on one electronic component for its HSS product. The Company is also obligated to pay an officer/director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which the Company sells products or licenses technologies subject to any patent assigned to it by the officer/director. No royalties were paid under this agreement in the fiscal years ended September 30, 2004, 2003 or 2002, as such royalties were waived by the officer and director. The Company may owe royalties in future periods based on actual sales or technology revenues.

8. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:

Fiscal Year Ending September 30:	2004	2003
Beginning balance	$319,500	$6,313
Warranty provision	101,671	313,187
Warranty deductions	(89,254)	-
Ending balance	$331,917	$319,500

9. EQUIPMENT UNDER CAPITAL LEASE

On October 1, 2001, the Company entered into a capital lease obligation for the purchase of a phone system. The lease expires September 11, 2006 and bears interest at 10.1%, with monthly principal and interest payments of $1,067. Future minimum lease payments and the present value of the minimum lease payments under the noncancelable lease obligation as of September 30, 2004 are as follows:

American Technology Corporation Notes to the Financial Statements

Year ending September 30:
2005	$12,806
2006	12,806
Total:	$25,612

Total future minimum lease payments	$25,612
Less amounts representing interest	(2,514)
Present value of minimum lease payments	23,098
Less current maturities	(10,967)
Total long-term obligations	$12,131

At September 30, 2004, there was property and equipment under capital lease obligations with a total cost of $50,041 and accumulated amortization of $36,697.

10. MAJOR CUSTOMERS

For the fiscal year ended September 30, 2004, revenues from two customers, both of which are in the Government Group, accounted for 47% and 11% of revenues with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2003, revenues from one individual customer in the Government Group accounted for 24% of total revenue. For the fiscal year ended September 30, 2002, revenues from a customer in the Government Group accounted for 19% of total revenue, and two customers in the Business Group accounted for 12% and 11% of total revenue.

At September 30, 2004, accounts receivable from three individual customers accounted for 52%, 19% and 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2003, accounts receivable from three individual customers accounted for 53%, 18% and 12% of the accounts receivable balance.

11. SUPPLIER AGREEMENTS

The Company is reliant on one contract manufacturer for production of HSS and LRAD products on a turnkey basis. The Company is currently in the process of negotiating a formal agreement with this contract manufacturer. This manufacturing relationship has no specified term and the Company could be materially impacted if it ceased doing business with this contract manufacturer and was unable to establish other production in a timely manner. At September 30, 2004 the Company had $530,970 of accounts payable to this contract manufacturer.

During fiscal 2004 the Company shipped materials to this contract manufacturer, booked an amount due from contract manufacturer and relieved inventory of $523,080. The Company did not recognize any revenue on these transactions. At September 30, 2004 the remaining balance due from contract manufacturer, for shipments made to them, was $393,636. The contract manufacturer used these materials to build products for the Company.

12. RELATED PARTY TRANSACTIONS

On April 19, 2002, the Company offered to stockholders and employees the opportunity to purchase limited edition NeoPlanar Speaker Systems with Purebass Subwoofers. During fiscal 2002 a total of 45 systems were sold for cash receipts of $44,077.

American Technology Corporation Notes to the Financial Statements

13. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. In the fourth quarter of fiscal 2003 the Company organized operations into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Business Products and Licensing Group (Business Group) licenses and markets HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, Sound Cluster and HSS sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

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

Years Ended September 30,	2004	2003	2002
Revenues:
Business Group	$933,373	$861,091	$922,542
Government Group	4,819,176	454,335	88,210
	$5,752,549	$1,315,426	$1,010,752
Gross Profit (Loss):
Business Group	$(534,174)	$(501,748)	$256,779
Government Group	2,816,902	273,097	70,129
	$2,282,728	$(228,651)	$326,908

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on location of customer. There were no material foreign sales in fiscal 2002.

Year Ended September 30,	2004	2003
Revenues:
United States	$5,675,088	$1,167,120
Other	77,461	148,306
	$5,752,549	$1,315,426

14. SUBSEQUENT EVENTS
On December 13, 2004, the Company received a firm order from ADS, Inc. for $4.5 million in LRAD products for use by the U.S. Army 3rd Infantry Division, Fort Stewart, Georgia.  The order also includes $0.4 million in ancillary products which the Company is providing on a value-added reseller basis along with the LRAD units.  The order calls for deliveries in December 2004 and January 2005 and customary payment terms.

American Technology Corporation Notes to the Financial Statements

In December 2004, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed to purchase, subject to certain significant limiting conditions, up to $25 million of the Company’s common stock to support future growth. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 275,000 shares of its common stock at a price of $8.60 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of its common stock at a price that is between 88% and 92% of the volume weighted average price during a 15 day purchase period, and thereby raise capital as required, at the time, price and in the amounts deemed suitable to the Company. The CEFF requires the Company to have a resale registration statement filed within 45 days of entering the CEFF, and to have such registration statement declared effective by the Securities and Exchange Commission (SEC) within 45 days or 120 days of filing, depending on whether the SEC elects to review the registration statement. No draws can be made by the company until the registration statement is effective.  As of December 14, 2004 the Company had not filed the required resale registration statement. Based on such factors as market conditions, financing needs and the time required for the SEC to declare the resale registration statement effective, the Company currently expects that it may begin to utilize the CEFF during fiscal 2005 in order to fund working capital requirements. However, the timing and extent of the Company's ability to use the CEFF is uncertain.

The Company is obligated to use 40% of the proceeds it may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004 and discussed below.

Under the rules of the Nasdaq Stock Market, the maximum number of shares the Company may sell to Kingsbridge without approval of the Company's stockholders is 3,684,728 (exclusive of the warrant), which may further limit the amount of proceeds the Company is able to obtain from the CEFF.

The Company agreed to pay to a consultant a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised.

In December 2004, the Company sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006.  Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears.  The Company is required to use 40% of the net proceeds of any future equity financing to prepay these notes, including any amounts the Company raises pursuant to the CEFF described above.  The Company may also prepay these notes in its discretion at any time without penalty after June 30, 2005.

In connection with the issuance of these notes, each purchaser was granted a warrant to purchase 7,500 shares of the Company's common stock until December 31, 2009 for each $100,000 of notes purchased (prorated for amounts less than $100,000) such that the Company issued in the aggregate warrants exercisable for an aggregate of 150,000 shares of its common stock.  The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of the Company, or affiliates of such persons, and $8.60 per share for other purchasers.  Warrants exercisable for 75,000 shares were issued at each such exercise price.  The holders of these warrants are entitled to be included on any registration statement the Company files after the registration statement for the CEFF described above, subject to customary exceptions and cut-back rights.

A trust affiliated with an officer, director and significant stockholder of the Company purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

In October 2004, the Company granted an extension of time to exercise options to purchase 75,550 shares of common stock held by certain terminated employees. As a result, the Company will recognize an expense of $215,300 in the first quarter of fiscal 2005 for these options.

On December 22, 2004, the Company granted inducement stock options to certain of our new employees.  These options were granted without stockholder approval to 6 new non-executive employees as an inducement material to the individuals' entering into employment with our company, and the issuances were approved by our Compensation Committee pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv).  The options are exercisable for an aggregate of 76,500 shares of common stock with an exercise price of $10.06 per share.  Each option has a five year term and vests 25% on the first anniversary of the grant date and then quarterly thereafter for the next 12 quarters, subject to continued employment and other conditions.

On November 16, 2004, the Company granted to Carl Gruenler, the Vice President of Government and Force Protection Systems Group, a five-year stock option under the 2002 Stock Option Plan, to purchase 75,000 shares of common stock at an exercise price of $6.70 per share.  The option vests over four years, with 25% of the shares vesting on the first anniversary of the date of grant, and the balance vesting in equal quarterly installments thereafter.

American Technology Corporation Notes to the Financial Statements
15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years Ended September 30,	2004	2003	2002
Supplemental Information:
Cash paid for interest	$2,889	$111,886	$12,265
Cash paid for taxes	$14,537	$2,467	$800

Non-cash financing activities:
Senior notes applied to warrant exercise	-	$681,845	-
Senior notes applied to purchase of Series E stock	-	$1,000,000	-
Issuance of stock warrants in connection with convertible debt	-	-	$624,750
Purchase of computer equipment with capital lease	-	-	$50,041
12% subordinated notes and interest
converted to common stock	-	$2,435,032	-
Sale of equipment for accounts payable	-	$117,000	-
Common stock issued on conversion of Series B stock	-	-	$2,101,413
Common stock issued on conversion of Series C stock	-	$236,498	-
Common stock issued on conversion of Series D stock	-	$1,935,559	-
Common stock issued on conversion of Series E stock	$320,414	$823,208	-
Common stock issued for settlement of legal accrual	$248,000	-	-

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2004
Revenues	$774,778	$1,493,250	$2,107,281	$1,377,240
Gross profit (loss) (1)	366,300	548,026	1,100,962	267,440
Net loss	$(1,136,427)	$(1,165,196)	$(1,390,411)	$(2,268,402)
Loss per Share (2)	$(0.07)	$(0.08)	$(0.09)	$(0.11)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003
Revenues	$423,299	$237,942	$313,612	$340,573
Gross profit (loss) (1)	101,664	(112,842)	127,511	(344,984)
Net loss	$(1,731,645)	$(1,854,306)	$(2,382,652)	$(2,258,410)
Loss per Share (2)	$(0.13)	$(0.18)	$(0.19)	$(0.12)

(1)	Gross profit is calculated by subtracting cost of revenues from total revenues.
(2)	Loss per share is computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

American Technology Corporation Schedule II - Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		At end of
Description	Of period	Expenses	Deductions	Period
Year ended September 30, 2004	$25,000	$-	$-	$25,000

Year ended September 30, 2003	$20,191	$4,809	$-	$25,000

Year ended September 30, 2002	$20,191	$-	$-	$20,191

RESERVE FOR OBSOLESCENCE
	Balance at	Charged to		Balance
	Beginning	Cost and		At end of
Description	Of period	Expenses	Deductions	Period

Year ended September 30, 2004	$20,000	$90,000	$-	$110,000

Year ended September 30, 2003	$20,000	$-	$-	$20,000

Year ended September 30, 2002	$20,000	$-	$-	$20,000

WARRANTY RESERVE
	Balance at	Charged to		Balance
	Beginning	Cost and		At end of
Description	Of period	Expenses	Deductions	Period

Year ended September 30, 2004	$319,500	$101,671	$89,254	$331,917

Year ended September 30, 2003	$6,313	$313,187	$-	$319,500

Year ended September 30, 2002	$6,313	$-	$-	$6,313

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                AMERICAN TECHNOLOGY CORPORATION

                                                                                December 28, 2004

                                                                                By: /s/ ELWOOD G. NORRIS

                                                                                                Elwood G. Norris

                                                                                                Chairman of the Board

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Elwood G. Norris and Michael A. Russell, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date:  December 28, 2004                                                    By /s/ ELWOOD G. NORRIS

                                                                                                Elwood G. Norris

                                                                                                Chairman of the Board and Director

                                                                                                (Co-Principal Executive Officer)

Date:  December 28, 2004                                                    By /s/ KALANI JONES

                                                                                                Kalani Jones

                                                                                                President, Chief Operating Officer and Director

                                                                                                (Co-Principal Executive Officer)

Date:  December 28, 2004                                                    By /s/ MICHAEL A. RUSSELL

                                                                                                Michael A. Russell, Chief Financial Officer

                                                                                                (Principal Financial and Accounting Officer)

Date:  December 28, 2004                                                    By /s/ RICHARD M. WAGNER

                                                                                                Richard M. Wagner

                                                                                                Director

Date:  December 28, 2004                                                    By /s/ DAVID J. CARTER

                                                                                                David J. Carter

                                                                                                Director

Date:  December 28, 2004                                                    By /s/ DANIEL HUNTER

                                                                                                Daniel Hunter

                                                                                                Director

Exhibit Index

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1

Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3

Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Amended and Restated Bylaws of American Technology Corporation. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1

Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3

Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000.  Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.*+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan.*+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan.*+

10.7

Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date).  Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.8.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2002, dated August 14, 2002.

10.9

Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.10

Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differed as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002.

10.10.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K dated March 6, 2003.

10.11	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.12

License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as Exhibit 10.19 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

10.13	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 on Form 8-K filed on March 6, 2003.

10.14

Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date).  Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.15	Employment letter of James M. Irish dated January 27, 2003. Filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 2003, dated May 15, 2003.+
10.16	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.17	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.18

Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.19

License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003. Filed as Exhibit 10.27 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20

License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. Filed as Exhibit 10.28.1 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.21

Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003. Filed as Exhibit 10.28.2 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.

10.22	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.23	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.24	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.25	Table of Inducement Grants.*+

10.26	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.27	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.28	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell.*+

10.29	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.30	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.31	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.32	Release Agreement of Bruce Ehlers.*+

10.33	Special Stock Option with Elwood Norris dated November 13, 2000.*+

10.34	Special Stock Option with David Carter dated November 13, 2000.*+

10.35	Special Stock Option with Richard Wagner dated November 13, 2000.*+

10.36	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.37	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.38	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.39	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein.*+

10.40	Form of Unsecured Subordinated Promissory Note.*+

10.41	Form of Warrant*+

23. Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

Certifications

31.1

Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3

Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.*

* Filed concurrently herewith

+  Management contract or compensatory plan or arrangement. Exhibits 10.39, 10.40 and 10.41 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.