Form 10KSB/A
period 2004-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-01-28
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

Commission File Number 000-24248

AMERICAN TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	87-0361799 (I.R.S. Employer Identification Number)

13114 Evening Creek Drive South, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ SmallCap Market on March 31, 2004) was $94,391,214.*

The number of shares of Common Stock, $.00001 par value, outstanding on January 21, 2005, was 19,918,244.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation (“we” or “us”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 to amend and restate Part III, Items 10-14, and Part IV, Item 15, in their entirety.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers, their ages, positions held and duration as director as of January 21, 2005, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	66	Chairman and Director	1980
Richard M. Wagner (1)	59	Director	1986
David J. Carter (1)	56	Director	1998
Daniel Hunter (1)	54	Director	2001
Kalani Jones	42	President, Chief Operating Officer and Director	2004
Michael A. Russell	58	Chief Financial Officer	n/a
Carl Gruenler	51	Vice President of Government and Force Protection Systems Group	n/a

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the board of directors. There are no arrangements or understandings between us and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. We have however entered into employment agreements with our chairman and certain of our named executive officers described in Part III, Item 11 below under the heading “Employment Agreements.”

Biographical Information

Biographical information on Mr. Norris, Mr. Jones, Mr. Russell, and Mr. Gruenler is contained in Part I, Item 1 above under the heading “Executive Officers.”

Richard M. Wagner was appointed as a director in 1986 and served as Secretary from February 1994 to March 1999. Since 1986, Mr. Wagner has been President and CEO of Eidon Inc., a San Diego based company involved in the manufacturing and distribution of liquid mineral supplements. Eidon Inc. is the parent company of The Mortgage Company, a residential and commercial mortgage brokerage firm. Mr. Wagner obtained a B.S. in Business in 1968 and an M.S. in Finance in 1974 from the San Diego State University.

David J. Carter was appointed as a director in September 1998. From January 1999 to January 2000, he was Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, a provider of local, long distance, Internet and transaction-based voice and data services, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant — Marketing and Business Strategy for General Electric Company, a diversified technology, media and financial services company. His career has included technical positions at Temple Barker & Sloane, Inc., a management consulting firm, Decision Research Corp., a marketing research company, and Johnson & Johnson, a manufacturer of health care products and a provider of related services for the consumer, pharmaceutical and medical devices and diagnostics markets. He obtained a B.A. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Wagner (chair), Carter and Hunter. The board of directors has determined that Daniel Hunter is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2004, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Code of Business Conduct and Ethics

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

Item 11. Executive Compensation.

Compensation of Directors

No direct or indirect remuneration was paid or became payable by us to the directors in their capacities as directors or committee members during fiscal 2004 other than in the form of reimbursement of expenses of attending directors’ or committee meetings. Our directors have received in the past, and may receive in the future, stock option grants. We currently have no standard arrangements pursuant to which our directors are compensated for services provided as a director or committee member. During fiscal 2005, the Compensation Committee will be reevaluating our director compensation program.

Summary Compensation Table

There is shown below information concerning the compensation of each person who served as our Chief Executive Officer (“CEO”) during the fiscal year ended September 30, 2004, our two most highly compensated executive officers other than the CEO that were serving at September 30, 2004 and an additional individual that served as an executive officer during the fiscal year ended September 30, 2004 but was no longer serving at September 30, 2004 (each a “named executive officer”). None of our other executive officers serving at the end of the fiscal year ended September 30, 2004 earned more than $100,000 in salary and bonus in such year.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation		Long Term Compensation Securities Underlying Options (#)	All Other Compensation
Elwood G. Norris,	2004	$200,000		-	-		-	$1,385	(1)
Chairman	2003	$132,308		-	-		100,000	$2,054	(1)
	2002	$124,615		-	-		-	$1,800	(1)

Kalani Jones	2004	$179,808		-	-		125,000	$1,636	(1)
President/COO	2003	$8,077		-	-		75,000	-

Carl Gruenler	2004	$146,846		$11,000	$15,404	(2)	130,000	$1,286	(1)
Vice President	2003	$21,260		-	-		20,000

Bruce Ehlers	2004	$159,792	(3)	-	-		100,000	$1,252
Former Vice President

(1)	Represents matching 401(k) contributions.
(2)	Represents moving expenses.
(3)	Excludes $12,917 earned after September 30, 2004. See “Employment Arrangements” below.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended September 30, 2004, 2003, or 2002, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above.

Option Grants

Shown below is further information on grants of stock options in fiscal 2004 to the named executive officers reflected in the Summary Compensation Table shown above for fiscal 2004.

Option Grants for Fiscal Year Ended September 30, 2004

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
Elwood G. Norris	-	-	-	-	$-	$-

Kalani Jones	25,000	2.3%	$5.75	10/17/08	$39,715	$87,760
	100,000	9.3%	$6.88	5/20/09	$190,082	$420,030

Carl Gruenler	55,000	5.1%	$5.39	11/18/08	$81,904	$180,985
	75,000	7.0%	$6.88	5/20/09	$142,561	$315,023

Bruce Ehlers	75,000	7.0%	$4.61	10/29/08	$95,524	$211,084
	25,000	2.3%	$6.88	5/20/09	$47,520	$105,008

(1)	These options were granted under our 2002 Stock Option Plan. These options have an exercise price that was equal to or greater than the fair market value on the date of grant. Such options vest according to terms of option agreement, with vesting being contingent upon continued service with our company.
(2)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Option Exercises and Fiscal Year-End Values

			Number of Unexercised Options Held At September 30, 2004		Value of Unexercised In-The-Money Options At September 30, 2004 (1)

Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Elwood G. Norris	-	-	162,500	12,500	$374,216	$28,352
Kalani Jones	-	-	28,125	171,875	$-	$-
Carl Gruenler	-	-	28,125	121,875	$7,425	$12,375
Bruce Ehlers	-	-	9,375	-	$10,688	$-

(1)	Based on the closing price reported on the Nasdaq SmallCap Market on September 30, 2004 of $5.75 per share.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2004, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Employment Arrangements

Mr. Elwood G. Norris – Effective September 1, 1997, we entered into a three year employment contract with Mr. Norris, for his services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chairman under the term of this agreement. The agreement, as amended by the Compensation Committee, provides for a base salary to $16,667 per month. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. We are also obligated to pay Mr. Norris certain royalties. See Item 13 — “Certain Relationships and Related Transactions” below.

Mr. Kalani Jones – We entered into a letter agreement dated as of August 28, 2003, as amended on October 20, 2003, under which Mr. Jones was employed as our Senior Vice President of Operations. Mr. Jones has since been promoted to President and Chief Operating Officer. The letter agreement provides for an annual base salary of $140,000, a 30% annual performance bonus to be determined by the Compensation Committee and the Board of Directors, and the grant of an option to purchase 75,000 shares of our common stock, which option vests quarterly over a two year period beginning six months after the date of employment. Mr. Jones subsequently received additional option grants. See “Option Grants for Fiscal Year Ended September 30, 2004.” Mr. Jones’ current annual base salary, as increased by the Compensation Committee, is $220,000 Mr. Jones employment is terminable at-will by us or by Mr. Jones for any reason, with or without notice.

Mr. Gruenler – We entered into a letter agreement which was amended on July 30, 2003, under which Mr. Gruenler was employed as our Vice President of Military Operations. Mr. Gruenler is currently our Vice President of Government and Force Protection Systems Group. The letter agreement provides for an annual base salary of $110,000, a 10% annual performance bonus, and the grant of an option to purchase 20,000 shares of our common stock, which option vests quarterly over a two year period. Mr. Gruenler subsequently received an additional option grant. See “Option Grants for Fiscal Year Ended September 30, 2004.” Mr. Gruenler’s current annual base salary is $185,000 Mr. Gruenler employment is terminable at-will by us or by Mr. Gruenler for any reason, with or without notice.

Mr. Ehlers – On September 9, 2004, Bruce Ehlers, formerly our Vice President, Engineering, separated from our company. We agreed to pay Mr. Ehlers severance in the amount of $12,917, representing one month of base salary. We also agreed that Mr. Ehlers could exercise the vested portion of his stock option, representing 9,375 shares of common stock, until thirty days after Mr. Ehlers is permitted to sell the underlying shares under the terms of our insider trading policy. In exchange for these benefits, Mr. Ehlers executed a general release of claims.

Compensation Committee Interlocks and Insider Participation

Messrs. Wagner, Hunter and Carter served on the Compensation Committee during fiscal 2004. Mr. Wagner served as our Secretary from February 1994 to March 1999. No executive officer of our company served as a member of a compensation committee, or a board of directors performing equivalent functions, of any entity that had one or more of its executive officers serving as a member of our company’s Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2004 by: (i) each director; (ii) each of the named executive officers; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)		Percent of Class (1)
Common Stock	Elwood G. Norris 13114 Evening Creek Drive South San Diego, California 92128	3,966,515	(2)	19.6%

Common Stock	Kalani Jones 13114 Evening Creek Drive South San Diego, California 92128	65,625	(3)	--%

Common Stock	Carl Gruenler 13114 Evening Creek Drive South San Diego, California 92128	48,375	(4)	*	%

Common Stock	Bruce Ehlers 13114 Evening Creek Drive South San Diego, California 92128	9,375	(5)	*	%

Common Stock	Richard M. Wagner 13114 Evening Creek Drive South San Diego, California 92128	105,000	(6)	*	%

Common Stock	David J. Carter 13114 Evening Creek Drive South San Diego, California 92128	78,750	(7)	*	%

Common Stock	Daniel Hunter 13114 Evening Creek Drive South San Diego, California 92128	118,000	(8)	*	%

All directors & executive officers As a group (7 persons)		4,382,265	(9)	21.4%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 19,851,319 shares of common stock outstanding on December 31, 2004. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)	Includes 3,629,015 shares held by a family trust for which Mr. Norris serves as trustee, 162,500 shares issuable upon exercise of a warrant held by such trust, and 175,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(3)	Consists of 65,625 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(4)	Includes 1,500 shares held by spouse and 46,875 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(5)	Consists of 9,375 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(6)	Includes 60,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(7)	Includes 55,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(8)	Includes 44,500 shares held by spouse, 6,000 shares by Profit Sharing Trust and 50,000 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004.

(9)	Includes 452,500 shares issuable upon the exercise of outstanding stock options within 60 days of December 31, 2004 and 162,500 shares issuable upon exercise of warrants.

Other Voting Stock

Preferred Stock

The following security ownership information is set forth as of January 21, 2005, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of any outstanding series of our Preferred Stock. On January 18, 2005, we gave notice to all holders of Series D and Series E Preferred Stock that we had elected to convert the shares of Series D and Series E Preferred Stock to common stock. The notice of conversion was effective immediately for the Series D Preferred Stock, and resulted in all 50,000 issued and outstanding shares of Series D Preferred Stock converting into an aggregate of 129,259 shares of common stock. The notice of conversion for the Series E Preferred Stock will be effective on February 1, 2005, and it is anticipated that on that date, all 233,250 issued and outstanding shares of Series E Preferred Stock will convert into an aggregate of 801,306 shares of common stock. See also Part II, Item 13 below for additional information.

Series E Preferred Stock

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership Series E (1)	Percent of Class Series E (1)
Series E Preferred Stock	Granite Capital LP 126 East 56th Street Flr. 25 New York, NY 10022	25,000 (2)	10.7%

Series E Preferred Stock	Granite Capital II LP 126 East 56th Street Flr. 25 New York, NY 10022	25,000 (2)	10.7%

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership Series E (1)	Percent of Class Series E (1)
Series E Preferred Stock	Canusa Trading Ltd. PO Box HM 279 Hamilton HMAX, Bermuda	50,000 (3)	21.4%

Series E Preferred Stock	K. Tucker Anderson 61 Above All Rd. Warren, CT 06754-1710	25,000	10.7%

Series E Preferred Stock	Leonard M. Teninbaum Keogh Account 1900 St. James Place Ste. 150 Houston, TX 77056	42,500 (4)	18.2%

(1)	Represents number of shares of Series E Preferred Stock, held as of January 21, 2004. At such date an aggregate of 233,250 shares of Series E Preferred Stock were issued and outstanding, which are expected to convert on February 1, 2005 into an aggregate of 801,306 shares of common stock.

(2)	Includes 22,500 shares of Series E Preferred Stock held by Granite Capital LP, which are expected to convert on February 1, 2005 into 77,296 shares of common stock, and 2,500 shares of Series E Preferred Stock held by Granite Capital II LP, which are expected to convert on February 1, 2005 into 8,589 shares of common stock. Granite Capital LLC is the general partner of each of Granite Capital LP and Granite Capital II LP. Mr. Walter F. Harrison, III and Lewis M. Eisenberg are co-managing members of Granite Capital LLC, and are believed by us to have shared voting and investment power with respect to the Series E Preferred Stock held. Granite Capital LP and Granite Capital II LP disclaim beneficial ownership in these securities except to the extent of such person’s pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Securities Exchange Act of 1934.

(3)	Mr. W.A. Manuel is President of Canusa Trading Ltd., and is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock held, which are expected to convert on February 1, 2005 into 171,769 shares of common stock.

(4)	Mr. Leonard M. Teninbaum is trustee of Leonard M. Teninbaum Keogh Account, and is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock held, which are expected to convert on February 1, 2005 into 146,004 shares of common stock.

Equity Incentive Plans

Certain information concerning our equity incentive plans is contained in Part II, Item 5 above under the heading “Equity Compensation and Plan Information.”

Item 13. Certain Relationships and Related Transactions.

Under the terms of an Assignment of Technology Agreement dated March 2, 1993 and an Addendum Agreement dated December 2, 1996 we are obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2004, 2003 or 2002, as these royalties were immaterial and were waived by Mr. Norris. We may owe royalties in future periods based on actual sales or technology revenues.

Mark Norris, the son of Elwood G. Norris, is a full-time non-executive employee of our company. In his role as a Mechanical Engineer, Mark Norris was paid $89,923 in salary for the fiscal year ended September 30, 2004. Mr. Norris currently holds a fully vested stock option for 15,000 common shares exercisable until May 2008 at $3.30 per share.  No other family member of any executive officer, director or 5% stockholder received compensation of more than $60,000 during the year ended September 30, 2004.

In December 2004, a family trust affiliated with Mr. Elwood G. Norris purchased from our company an unsecured subordinated promissory note in the principal amount of $500,000. Such purchase was in connection with a private offering of an aggregate of $2,000,000 of such notes. The notes are due December 31, 2006, and interest accrues at the rate of 8% per year and is due and payable quarterly in arrears. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information on this financing. In connection with the issuance of these notes, each purchaser, including Mr. Norris’ trust, was granted a warrant to purchase 7,500 shares of our common stock for each $100,000 of notes purchased (prorated for amounts less than $100,000), exercisable until December 31, 2009. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of our company, or affiliates of such persons, and $8.60 per share for other purchasers. Mr. Norris’ trust therefore received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

Canusa Trading Ltd., a significant owner of our Series E Preferred Stock, also purchased an unsecured subordinated promissory note from our company in the principal amount of $300,000 in the December 2004 note and warrant financing, and received a warrant to purchase 22,500 shares at an exercise price of $8.60 per share.

Effective as of January 18, 2005, we gave notice to all holders of Series D Preferred Stock that we had elected to convert the shares of Series D Preferred Stock to common stock, such that all 50,000 issued and outstanding shares of Series D Preferred Stock converted into an aggregate of 129,259 shares of common stock. Certain significant owners of our then outstanding shares of Series D Preferred Stock received shares of common stock as follows: Ehrens Family Trust (5,000 shares of Series D Preferred Stock converted into 12,926 shares of common stock), Granite Capital LP (35,263 shares of Series D Preferred Stock converted into 91,161 shares of common stock), and Granite Capital II LP (4,737 shares of Series D Preferred Stock converted into 12,246 shares of common stock).

On January 18, 2005, we gave notice to all holders of Series E Preferred Stock that we had elected to convert the shares of Series E Preferred Stock to common stock. The notice of conversion for the Series E Preferred Stock will be effective on February 1, 2005, and it is anticipated that on that date, all 233,250 issued and outstanding shares of Series E Preferred Stock will convert into an aggregate of 801,306 shares of common stock. Certain significant owners of our outstanding shares of Series E Preferred Stock are expected to receive shares of common stock as follows: Granite Capital LP (22,500 shares of Series E Preferred Stock will convert into 77,296 shares of common stock), Granite Capital II LP (2,500 shares of Series E Preferred Stock will convert into 8,589 shares of common stock), Canusa Trading Ltd. (50,000 shares of Series E Preferred Stock will convert into 171,769 shares of common stock), K. Tucker Anderson (25,000 shares of Series E Preferred Stock will convert into 85,885 shares of common stock), Leonard M. Teninbaum Keogh Account (42,500 shares of Series E Preferred Stock will convert into 146,004 shares of common stock).

Item 14. Principal Accounting Fees and Services.

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by BDO Seidman, LLP, our principal independent registered public accounting firm, for the audit of our annual financial statements for the years ended September 30, 2004 and September 30, 2003 and fees billed for other services rendered by BDO Seidman, LLP during those periods.

Type of Fee	2004	2003

Audit Fees (1)	$112,555	$93,013
Audit Related Fees (2)	3,000	29,700
Tax Fees (3)	6,013	-
All Other Fees (4)	3,000	-
Total	$124,568	$122,713

(1)	Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.
(2)	Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.
(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning.
(4)	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services provided by BDO Seidman, LLP, other than the services reported above. There were no such fees paid to BDO Seidman, LLP during the year ended September 30, 2003.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of BDO Seidman, LLP in providing services to us for the fiscal year ended September 30, 2004 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

Financial Statements:

Exhibit Index:

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Filed as Exhibit 4.9 on Form S-3 filed on January 24, 2005.

4. Instruments Defining the Rights of SecurityHolders

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.10 on Form S-3 filed on January 24, 2005.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.*+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan.*+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan.*+

10.7	Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.8.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2002, dated August 14, 2002.

10.9	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.10	Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differed as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002.

10.10.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K dated March 6, 2003.

10.11	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.12	License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as Exhibit 10.19 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

10.13	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 on Form 8-K filed on March 6, 2003.

10.14	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.15	Employment letter of James M. Irish dated January 27, 2003. Filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 2003, dated May 15, 2003.+

10.16	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.17	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.18	Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.19	License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003. Filed as Exhibit 10.27 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20	License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. Filed as Exhibit 10.28.1 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.21	Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003. Filed as Exhibit 10.28.2 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.

10.22	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.23	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.24	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.25	Table of Inducement Grants.*+

10.26	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.27	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.28	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell.*+

10.29	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.30	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.31	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.32	Release Agreement of Bruce Ehlers.*+

10.33	Special Stock Option with Elwood Norris dated November 13, 2000.*+

10.34	Special Stock Option with David Carter dated November 13, 2000.*+

10.35	Special Stock Option with Richard Wagner dated November 13, 2000.*+

10.36	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.37	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.38	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.39	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. *

10.40	Form of Unsecured Subordinated Promissory Note. *

10.41	Form of Warrant. *

23 Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP. *

24 Power of Attorney

24.1	Power of Attorney. Reference is made to the signature page of Form 10-K for the year ended September 30, 2004.

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

* Previously filed with Form 10-K for the year ended September 30, 2004.

+  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

January 28, 2005	By:	/s/ Elwood G. Norris
Elwood G. Norris (Chairman of the Board) Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: January 28, 2005	By:	/s/ Elwood G. Norris
Elwood G. Norris Chairman of the Board and Director (Co-Principal Executive Officer)

Date: January 28, 2005	By:	/s/ Kalani Jones
Kalani Jones President, Chief Operating Officer and Director (Co-Principal Executive Officer)

Date: January 28, 2005	By:	/s/ Michael A. Russell
Michael A. Russell, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 28, 2005	By:	/s/ Richard M. Wagner
Richard M. Wagner Director

Date: January 28, 2005	By:	/s/ David J. Carter
David J. Carter Director

Date: January 28, 2005	By:	/s/ Daniel Hunter
Daniel Hunter Director