Form 10-Q
period 2004-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-02-11
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  YES       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2005.

Common Stock, $0.00001 par value	20,208,238
(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
(Unaudited)

	December 31, 2004	September 30, 2004 (a)
ASSETS
Current Assets:
Cash	$3,828,544	$4,178,968
Trade accounts receivable, less allowance of $25,000 each period for doubtful accounts	3,601,940	926,747
Inventories, net	922,874	651,095
Prepaid expenses and other	192,306	156,419

Total current assets	8,545,664	5,913,229
Equipment, net	585,465	453,355
Patents, net	1,296,090	1,278,707
Prepaid transaction costs	898,105	-

Total assets	$11,325,324	$7,645,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,002,738	$1,300,075
Accrued liabilities:
Payroll and related	632,511	302,706
Deferred revenue	300,000	322,344
Warranty reserve	408,834	331,917
Legal settlements	150,000	150,000
Other	10,409	22,236
Capital lease short-term portion	11,247	10,967

Total current liabilities	3,515,739	2,440,245

Long-Term Liabilities:
8% Unsecured Subordinated Promissory Notes, net of $735,441 debt discount	1,264,559	-
Derivative instrument	1,793,246	-
Capital lease long-term portion	9,212	12,131

Total liabilities	6,582,756	2,452,376

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Convertible Preferred stock 250,000 shares designated: 50,000 issued and outstanding each period, respectively. Liquidation preference of $580,000 and $572,500, respectively	-	-
Series E Convertible Preferred stock 350,000 shares designated: 233,250 issued and outstanding each period. Liquidation preference of $2,592,000 and $2,556,000, respectively	3	3
Common stock, $0.00001 par value; 50,000,000 shares authorized; 19,851,319 and 19,808,819 shares issued and outstanding respectively	199	198
Additional paid-in capital	48,596,709	47,520,207
Accumulated deficit	(43,854,343)	(42,327,493)

Total stockholders’ equity	4,742,568	5,192,915

Total liabilities and stockholders’ equity	$11,325,324	$7,645,291

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2004.

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,
	2004	2003

Revenues:
Product sales	$4,346,913	$618,584
Contract and license	62,000	156,194

Total revenues	4,408,913	774,778
Cost of revenues	1,527,703	408,478

Gross profit	2,881,210	366,300

Operating expenses:
Selling, general and administrative	1,995,915	1,072,314
Research and development	1,460,615	448,971

Total operating expenses	3,456,530	1,521,285

Loss from operations	(575,320)	(1,154,985)

Other income (expense):
Interest income	10,941	19,374
Interest expense	(12,330)	(816)
Unrealized loss on derivative revaluation	(950,141)	-

Total other income (expense)	(951,530)	18,558

Net loss	(1,526,850)	(1,136,427)
Dividend requirements on convertible preferred stock	277,775	293,705

Net loss available to common stockholders	$(1,804,625)	$(1,430,132)

Net loss per share of common stock - basic and diluted	$(0.09)	$(0.07)

Average weighted number of common shares outstanding	19,812,515	19,376,717

See accompanying notes to interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31,
	2004	2003
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(1,526,850)	$(1,136,427)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	111,401	54,196
Warranty provision	82,163	(4,500)
Options granted for compensation	268,503	-
Unrealized loss on derivative valuation	950,141	-
Amortization of debt discount	8,059	-
Changes in assets and liabilities:
Trade accounts receivable	(2,675,193)	(505,220)
Inventories	(271,779)	(148,694)
Prepaid expenses and other	(35,887)	(35,111)
Accounts payable	627,163	(95,188)
Warranty payments	(5,246)
Accrued liabilities	295,634	(158,260)

Net cash used in operating activities	(2,171,891)	(2,029,204)

Investing Activities:
Purchase of equipment	(190,026)	(36,308)
Patent costs paid	(70,868)	(115,360)

Net cash used in investing activities	(260,894)	(151,668)

Financing Activities:
Payments on capital lease	(2,639)	(2,386)
Proceeds from issuance of unsecured promissory notes	2,000,000	-
Proceeds from exercise of common stock warrants	85,000	50,000
Proceeds from exercise of stock options	-	258,525

Net cash provided by financing activities	2,082,361	306,139

Net decrease in cash	(350,424)	(1,874,733)
Cash, beginning of period	4,178,968	9,850,358

Cash, end of period	$3,828,544	$7,975,625

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$563	$816
Cash paid for taxes	$-	$-
Non-cash financing activities:
Warrants issued for offering costs	$843,105	$-
Warrants issued for debt financing	$723,000	$-

See accompanying notes to interim financial statements.

1.  OPERATIONS

American Technology Corporation (the Company) is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic® Sound (HSS®), Long Range Acoustic Device (LRAD™), NeoPlanar® and other sound technologies.

The Company’s operations are organized into two segments by the end-user markets they serve. The Business Products and Licensing Group (Business Group) markets and licenses HSS and NeoPlanar products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, SoundCluster™ and HSS products to government and military customers and to the expanding force protection and commercial security markets.

The Company’s principal markets for its proprietary sound reproduction technologies and products are in North America, Europe and Asia.

The Company continues to be subject to certain risks, including history of net losses and expectation to continue to incur net losses; need for additional capital; potential dilutive impact on its stockholders of the Committed Equity Financing Facility (CEFF) described in Note 11 below; dependence on a limited number of customers; reliance on third party suppliers and manufacturers; competition; the uncertainty of the market for new sound products; limited manufacturing, marketing and sales experience; uncertainty regarding future warranty costs; and the substantial uncertainty of ability to achieve profitability and positive cash flow.

2.  STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company’s annual report on Form 10-K.

Other than cash of $3,828,544 at December 31, 2004, accounts receivable collections and possible proceeds from the CEFF described in Note 11 below, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through cash generated from product sales and from financing activities. Management expects to incur additional operating losses during the balance of fiscal 2005 as a result of expenditures for research and development and marketing costs for proprietary sound products. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. Based on the Company’s cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. If required, management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

3.  NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, warrants and convertible preferred stock exercisable or convertible into 5,739,577 shares of common stock were outstanding at December 31, 2004 and stock options, warrants and convertible preferred stock and notes exercisable or convertible into 5,097,143 shares of common stock were outstanding at December 31, 2003. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

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

The provisions of each of the Company’s series of preferred stock also provide for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	For the three months ended December 31,
	2004	2003

Net loss	$(1,526,850)	$(1,136,427)
Imputed deemed dividends on Series D and E warrants issued with preferred stock	(101,280)	(100,839)
Imputed deemed dividends on Series D and E preferred stock	(133,063)	(145,878)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	(7,667)	(7,500)
Series E preferred stock	(35,765)	(39,488)

Net loss available to common stockholders	$(1,804,625)	$(1,430,132)

On January 18, 2005, the Company gave notice to all holders of Series D and Series E Preferred Stock that it had elected to convert the shares of Series D and Series E Preferred Stock to common stock. The designations, rights and preferences of the Series D and Series E Preferred Stock permitted the Company to exercise this conversion option if the market price of its common stock exceeded $9.50 for ten consecutive trading days and certain other conditions were satisfied. The price condition was satisfied on January 6, 2005. The notice of conversion was effective immediately for the Series D Preferred Stock, and resulted in all 50,000 issued and outstanding shares of Series D Preferred Stock converting into an aggregate of 129,259 shares of common stock. The notice of conversion for the Series E Preferred Stock was effective on February 1, 2005, and resulted in all 233,250 issued and outstanding shares of Series E Preferred Stock converting into an aggregate of 801,306 shares of common stock.

As all the Series D and Series E Preferred Stock was called for conversion as described above, $1,504,711 will be accreted in the second fiscal quarter and will increase the net loss available to common stockholders.

4.  STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards through December 31, 2004 consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	For the three months ended December 31,
	2004	2003

Net loss available to common shareholders	$(1,804,625)	$(1,430,132)
Plus: Stock-based employee compensation expense included in reported net loss	268,503	-
Less: Total stock-based employee compensation expense determined using fair value based method	(559,242)	(245,289)

Pro forma net loss available to common stockholders	$(2,095,364)	$(1,675,421)

Net loss per common share - basic and diluted - pro forma	$(0.11)	$(0.09)

Net loss per common share - basic and diluted - as reported	$(0.09)	$(0.07)

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of zero percent for each period; expected volatility of 56 percent in 2005 and 75 percent in 2004; risk-free interest rates of 2.97 to 1.84 percent; and expected lives of 2.5 years. The estimated fair value of the options so determined is then amortized to expense over the options’ vesting periods.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs * an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the financial statement impact of the implementation of SFAS No. 151.

6.  INVENTORIES

Inventory is stated at the lower of cost, which approximates actual costs on a first-in first-out (FIFO) basis, or market. At December 31, 2004 $431,515 of net inventory value was located at the Company’s contract manufacturer in San Jose, California.

Inventories consisted of the following:

	December 31, 2004	September 30, 2004

Finished goods	$424,433	$342,647
Work in process	3,147	-
Raw materials	605,294	418,448

	1,032,874	761,095
Reserve for obsolescence	(110,000)	(110,000)

	$922,874	$651,095

7.  CUSTOMER CONCENTRATION

For the three months ended December 31, 2004 sales to one customer in the Government Group accounted for 75% of total revenues and sales to another customer and its affiliates in the Government Group accounted for 15% of total revenues. At December 31, 2004 the accounts receivable from these two customers and their respective affiliates accounted for 88% and 5% of accounts receivable, respectively, and no other customer accounted for more than 10% of accounts receivable. For the three months ended December 31, 2003 sales to one customer and its affiliate in the Government Group accounted for 76% of total revenues. Of the accounts receivable balance of $3,601,940 at December 31, 2004, $3,341,627 was collected in January of 2005.

8.  INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	December 31, 2004	September 30, 2004

Cost	1,654,145	$1,578,578
Accumulated amortization	(358,055)	(299,871)

Net patent	$1,296,090	$1,278,707

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

Changes in the warranty reserves during the three months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,
	2004	2003

Beginning balance	$331,917	$319,500
Warranty provision	82,163	(4,500)
Warranty payments	(5,246)	-

Ending balance	$408,834	$315,000

10.  UNSECURED SUBORDINATED PROMISSORY NOTES

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears. The Company is required to use 40% of the net proceeds of any future equity financing to prepay these notes, including any amounts the Company raises pursuant to the CEFF described in Note 11 below. The Company may prepay the notes at its discretion at any time without penalty after June 30, 2005.

In connection with the issuance of these notes, the purchasers were granted warrants to purchase an aggregate of 150,000 shares of its common stock. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of the Company, or affiliates of such persons, and $8.60 per share for other purchasers. Warrants exercisable for 75,000 shares were issued at each such exercise price. The fair value of such warrants, which amounted to $723,000, and closing costs of $20,500 have been recorded as debt discount to be amortized over the term of the notes. The following variables were used to determine the fair value of the warrants under the Black-Scholes option pricing model: volatility of 56%, term of five years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of grant.

A trust affiliated with an officer, director and significant stockholder of the Company purchased one of the aforementioned promissory notes in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

11.  STOCKHOLDERS’ EQUITY

Summary
The following table summarizes changes in equity components from transactions during the three months ended December 31, 2004:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, October 1, 2004	283,250	$3	19,808,819	$198	$47,520,207	$(42,327,493)	$5,192,915

Stock issued upon exercise of warrants	-	-	42,500	1	84,999	-	85,000

Value assigned to extension of time to exercise 92,675 options	-	-	-	-	266,963	-	266,963

Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	-	-	-	-	723,000	-	723,000

Issuance of stock options and warrants for services	-	-	-	-	1,540	-	1,540

Deemed dividends and accretion on convertible preferred stock of $277,775	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	(1,526,850)	(1,526,850)

Balance, December 31, 2004	283,250	$3	19,851,319	$199	$48,596,709	$(43,854,343)	$4,742,568

At December 31, 2004 the Company’s 50,000 outstanding shares of Series D Preferred Stock were convertible into 128,925 shares of common stock and the 233,250 outstanding shares of Series E Preferred Stock were convertible into 797,477 shares of common stock. As described in Note 3 above, subsequent to December 31, 2004 the Company converted all outstanding shares of Series D and Series E Preferred stock into an aggregate of 930,565 shares of common stock.

Committed Equity Financing Facility
In December 2004, the Company entered into a $25 million Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited, a firm specializing in financing small to medium sized technology-based companies. The CEFF allows the Company to sell to Kingsbridge, subject to certain significant limiting conditions, a maximum of 3,684,782 shares of its common stock at a price between 88% and 92% of the volume weighted average price during 15 day purchase periods.

As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 275,000 shares of its common stock at a price of $8.60 per share. The warrant is exercisable beginning six months after the date of issuance and for a period of five years thereafter. The Company also agreed to file a registration statement for the resale of shares acquired under the CEFF, or upon exercise of the warrant, within 45 days after entering into the agreement for the CEFF. In January 2005 the Company filed the required resale registration statement, but the registration statement has not yet been declared effective. The Company has no obligation to draw down all or any portion of the commitment during its 24-month term.

The Company is obligated to use 40% of the proceeds it may receive from the CEFF or other equity financings to prepay any outstanding interest and principal on the notes described in Note 10 above. The Company may also be required to pay liquidated damages of up to $2,500,000 in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF. The Company has also agreed to pay to a consultant, who is an unrelated party, a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised.

The fair value of the warrant at the date of issuance, which amounted to $843,105, and closing costs of $55,000, were recorded as prepaid transaction costs. These costs will be reclassified to equity upon the sale of shares to Kingsbridge or will be expensed if no sale is made prior to the expiration of the CEFF. The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The warrant has been accounted for as a derivative instrument in accordance with Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company's Own Stock".  As a derivative, the fair value of the warrant is recorded as a liability at its estimated fair value at each balance sheet date until the effective date of the related registration statement, or upon warrant exercise, when the warrant liability, as may be further revalued, will be reclassified to equity.  Changes in the fair value of the warrant are recorded as other income or expense in the accompanying income statement. For the three months ended December 31, 2004, $950,141 was recorded as derivative expense for the change in valuation of the fair value of the warrant from the date of issuance, December 14, 2004, to December 31, 2004.

Stock Options
During the quarter ended December 31, 2004, the Company recorded non-cash compensation expense of $266,963 for the extension of certain option exercise periods for former employees relating to an aggregate of 92,675 shares of common stock. During the quarter ended December 31, 2004, the Company also recognized $1,540 of non-cash compensation expense for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options. There were no non-cash compensation expenses for options in the quarter ended December 31, 2003.

The following table summarizes information about stock option activity during the three months ended December 31, 2004:

	Number of Options	Weighted Average Exercise Price

Outstanding October 1, 2004	1,839,498	$4.68
Granted	294,000	$7.55
Canceled/expired	(55,625)	$3.53
Exercised	-	$ -

Outstanding December 31, 2004	2,077,873	$5.11

Exercisable December 31, 2004	1,013,114	$4.93

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2005 to 2009 with an average life of 3.3 years. Subsequent to December 31, 2004, the Company received proceeds of $407,267 from the exercise of 124,925 options.

Stock Purchase Warrants
The following table summarizes information about warrant activity during the three months ended December 31, 2004:

	Number of Warrants	Weighted Average Exercise Price

Outstanding October 1, 2004	2,352,802	$3.74
Issued	425,000	$8.72
Exercised	(42,500)	$2.00
Canceled/expired	-	$ -

Outstanding December 31, 2004	2,735,302	$4.54

At December 31, 2004, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price	Expiration Date

75,000	$11.00	March 31, 2005
770,000	$2.00	September 30, 2006
495,880	$3.01	March 31, 2007
454,547	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
364,875	$3.25	December 31, 2007
50,000	$3.63	April 8, 2007
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
275,000	$8.60	June 14, 2010

2,735,302

Subsequent to December 31, 2004, the Company received proceeds of $356,930 from the exercise of 74,360 warrants.

12.  BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Business Products and Licensing Group (Business Group) markets and licenses HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, Sound Cluster and HSS sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is based on gross profit.

	Three Months Ended December 31,
	2004	2003

Revenues:
Business Group	$187,349	$81,939
Government Group	4,221,564	692,839

	$4,408,913	$774,778

	Three Months Ended December 31,
	2004	2003

Gross Profit (Loss):
Business Group	$(204,296)	$(3,612)
Government Group	3,085,506	369,912

	$2,881,210	$366,300

13.  LEGAL PROCEEDINGS

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

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years. In June 2002, the Company and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. The Company believes the amendment was invalid as it was given in consideration for a large order from ESI, which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, the Company gave notice to ESI of termination of the ESI License Agreement. The Company based its termination on its belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories. Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement. ESI did not tender a cure within such sixty-day period.

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

14.  INCOME TAXES

At December 31, 2004, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2004 the Company had for federal income tax purposes net operating loss carryforwards of approximately $37,400,000, which expire through 2025 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2004 and 2003. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements
This Report contains certain statements of a forward-looking nature relating to future events or future performance.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this Report, including the matters set forth below under the caption “Business Risks”, which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Our Long Range Acoustic Device, or LRAD, technology produces variable intensity acoustical sound intended for use in long-range delivery of directional and highly intelligible sound information, which is effectively a supercharged megaphone. LRAD products are used as directed long-range hailing and warning systems.

Our NeoPlanar technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound, public address and mass notification systems. Our SoundCluster technology is a new multi-transducer, speaker cluster optimized for even sound coverage over large and highly ambient noise areas such as aircraft carrier flight decks.  We have other proprietary sound technologies and products in various stages of development.

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

We believe the first quarter ended December 31, 2004 shows positive improvements in operating results. Our revenues for the three months ended December 31, 2004 were $4,408,913, compared to $774,778 for the three months ended December 31, 2003. Our gross profit for the three months ended December 31, 2004 was 65% of revenues, compared to 47% of revenues for the comparable prior year three month period. We accomplished significant improvements in sales and margins, with gross profit of $2,881,210 in the three months ended December 31, 2004 which was $2,514,910 or 687% higher than the gross profit of $366,300 in the three months ended December 31, 2003. This was partially offset by increases in operating expenses of $1,935,245 or 127% from $1,521,285 in the three months ending December 31, 2003 to $3,456,530 in the three month period ending December 31, 2004. However, due to the $950,141 derivative revaluation expense associated with the increase in value of the warrant we issued to Kingsbridge Capital, our net loss increased from $1,136,427 for the three months ended December 31, 2003 to $1,526,850 for the three months ended December 31, 2004.

Management is continuing to focus efforts upon near-term revenue and gross margin improvement from our existing, marketable products. We have filled key management and operations positions and increased personnel in our sales and marketing and engineering departments. While new hires have necessarily resulted in increased expenses, we believe these new hires, and others planned, are important to near-term revenue and gross margin improvements. We are currently focusing our resources primarily on sales, marketing, engineering and production of existing products. We are closely monitoring expenses for our Advanced Development department, charged with development of new products. Our policy is to establish a compelling business case for each Advanced Development initiative.

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

Recent Developments

On January 18, 2005, we gave notice to all holders of Series D and Series E Preferred Stock that we had elected to convert the shares of Series D and Series E Preferred Stock to common stock. The designations, rights and preferences of the Series D and Series E Preferred Stock permitted us to exercise this conversion option if the market price of our common stock exceeded $9.50 per share for ten consecutive trading days and certain other conditions were satisfied. The price condition was satisfied on January 6, 2005. The notice of conversion was effective immediately for the Series D Preferred Stock, and resulted in all 50,000 issued and outstanding shares of Series D Preferred Stock converting into an aggregate of 129,259 shares of common stock. The notice of conversion for the Series E Preferred Stock was effective on February 1, 2005, and all 233,250 issued and outstanding shares of Series E Preferred Stock converted into an aggregate of 801,306 shares of common stock. As all the Series D and Series E Preferred Stock was called for conversion as described above, $1,504,711 will be accreted in the second fiscal quarter and will increase the net loss available to common stockholders.

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

Derivative Instruments. We account for the warrant issued in December 2004 in conjunction with the Committed Equity Financing Facility with Kingsbridge Capital Limited, as a derivative financial instrument. As a derivative, the fair value of the warrant is recorded as a liability in the balance sheet and changes in the fair value of the warrant are recognized as other income or expense during each period. The fair value of the warrant is expected to change primarily in response to changes in our stock price. Significant increases in the fair value of our stock could give rise to significant expense in the period of the change. Likewise, a reduction in our stock price could give rise to significant income in the period of the change. The warrant liability will be reclassified to equity as of the effective date of the related registration statement, or upon the exercise of the warrant.

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

Results of Operations

Revenues
Revenues increased 469% for the three months ended December 31, 2004 to $4,408,913 compared to $774,778 for the three months ended December 31, 2003. Revenues for the three months ended December 31, 2004 included $4,346,913 of product and component sales and $62,000 of contract and license revenues. The increase in revenues for the three months ended December 31, 2004 was primarily due to LRAD sales.

Contract and license revenues for the three months ended December 31, 2004 were $62,000 and for the three months ended December 31, 2003 were $156,194. Our focus in the first quarter of fiscal 2005 has been on product and component sales rather than contracted development.

At December 31, 2004, we had $300,000, and at December 31, 2003 we had $387,825 recorded as deferred revenue or deposits for existing contracts, agreements and licenses.

As we have only recently commenced product manufacturing and sales, and we have only a limited record of recurring sales, we do not consider order backlog to be an important index of future performance at this time. Our backlog is affected by the timing of large orders and order deliveries, especially to government customers. Our order backlog was approximately $1,898,000 at December 31, 2004 and $530,000 at December 31, 2003. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Our Business Products and Licensing Group, or Business Group, markets and licenses HSS and NeoPlanar products to companies which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group, or Government Group, markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets.

Presented below is a summary of revenues by business segment:

	For the three months ended December 31,
	2004	2003

Revenues:
Business Group	$187,349	$81,939
Government Group	4,221,564	692,839

	$4,408,913	$774,778

Business Group revenues for the three months ended December 31, 2004 consisted of HSS and Neoplanar product sales.

Government Group revenues for the three months ended December 31, 2004 included sales of $4,159,564 of LRAD and NeoPlanar products and $62,000 of revenues from engineering and contract work. These revenues are derived primarily from a limited number of large orders and the timing of follow-on orders, if any, is difficult to predict. Government Group revenues for the three months ended December 31, 2003 included sales of $536,645 of LRAD and NeoPlanar products and $156,194 of revenues from engineering and contract work.

For the three months ended December 31, 2004 sales to two customers accounted for 75% and 15%, respectively, of total revenues. For the three months ended December 31, 2003 sales to one customer and its affiliate accounted for 76% of revenues.

Gross Profit
Presented below is the gross profit or loss by business segment.

	For the three months ended December 31,
	2004	2003

Gross Profit (Loss):
Business Group	$(204,296)	$(3,612)
Government Group	3,085,506	369,912

	$2,881,210	$366,300

The overall gross profit for the three months ended December 31, 2004 was 65% of revenues, a significant improvement from the gross profit of 47% of revenues reported for the comparable three-month period of the prior year.

We experienced a gross loss on Business Group operations for the three months ended December 31, 2004 of $204,296 as limited sales were not sufficient to absorb fixed manufacturing overhead costs. For the three months ended December 31, 2003, we had a gross loss in Business Group operations primarily as a result of limited sales compared to fixed overhead and warranty costs. During fiscal year 2003 and fiscal 2004 we changed our HSS Generation I emitter design to eliminate the requirement for a vacuum in the emitter, and we improved film quality. During fiscal 2004, we made further raw material improvements in the electronics and the manner in which the film and emitters are produced. We believe that our improved HSS Generation III product is more reliable. We expect that warranty costs will decrease in fiscal 2005, and that as HSS product sales grow, we will produce positive gross margins.

Gross profit for our Government Group was $3,085,506 for the three months ended December 31, 2004, or 73% of revenue compared to 53% of revenue for the three months ended December 31, 2003. Gross profit percentage continues to be highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Our various sound products have different margins, so product sales mix will materially affect gross profits. In addition, we continue to make model updates and changes including raw material and component changes, which change product costs. We therefore do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of sales were 45% for the three months ended December 31, 2004 compared to 138% for the three months ended December 31, 2003. These costs in the three months ended December 31, 2004 totaled $1,995,915, an increase of $923,601 from the $1,072,314 incurred in the three months ended December 31, 2003.

The increase included the following:

  A $338,817 increase in personnel and related expense due to increases in headcount in sales and administration.

  A $204,659 increase in commissions expense resulting from increased sales for the three month period ended December 31, 2004.

  A $64,814 increase in legal expense due to activity related to pending litigation.

  A $55,562 increase in advertising expense.

  A $47,714 increase in travel and entertainment expense as a result of increased sales efforts.

  A $32,405 increase in audit and related expense.

We expect to expend additional resources on growing our management team and in marketing our proprietary sound technologies in future periods, which we expect will increase selling, general and administrative expenses. We also expect to incur additional costs in fiscal 2005 to comply with various sections of the Sarbanes-Oxley Act, particularly those related to Section 404 concerning management assessment of internal controls. We do not currently have an estimate of these increased costs, but they are expected to include increased staffing, outside consultants and increased legal and audit costs.

Research and Development Expenses
Research and development expenses increased significantly in dollar amounts from the three months ended December 31, 2003 to the three months ended December 31, 2004. Research and development expenses as a percentage of sales were 33% for the three months ended December 31, 2004 compared to 58% for the three months ended December 31, 2003. These costs in the three months ended December 31, 2004 totaled $1,460,615, an increase of $1,011,644 from the $448,971 incurred in the three months ended December 31, 2003. The increase included an increase in personnel and related costs of $516,856 resulting from an increase in headcount in our engineering department, a $245,183 non-cash expense associated with the extension of time to expense stock options and an increase of $217,685 for prototypes and other expensed parts relating to our effort to design and develop new and more reliable products.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect fiscal 2005 research and development costs to be somewhat higher than fiscal 2004 levels based on current plans and staffing.

Loss From Operations
Total operating expenses were $3,456,530 for the three months ended December 31, 2004, compared to $1,521,285 for the three months ended December 31, 2003. Our loss from operations was $575,320 for the three months ended December 31, 2004 representing a significant reduction compared to $1,154,985 for the three months ended December 31, 2003. We expect increased product sales and margin contributions in fiscal 2005 to continue to reduce the loss from operations from fiscal 2004 levels. The reduced loss from operations resulted primarily from a $2,514,910 improvement in gross margin contribution, offset by an increase of $1,935,245 in total operating expenses.

Other Income (Expense)
We had $951,530 of other expense for the three months ended December 31, 2004, compared with $18,558 of other income for the same period last year. A $950,141 non-cash derivative revaluation expense related to the increase in the fair value of the warrant issued to Kingsbrige and measured from the issuance date of December 14, 2004 to December 31, 2004, was recorded as other expense for the three months ended December 31, 2004. We also incurred interest expense of $12,330 and recognized $10,941 of interest income from invested cash balances during such three month period. During the three months ended December 31, 2003 we recorded interest expense of $816, and we recorded $19,374 in interest income from invested cash balances.

Net Loss
Net loss for three months ended December 31, 2004 was $1,526,850 compared to net loss of $1,136,427 for the three months ended December 31, 2003. The $390,423 increase in net loss resulted primarily from non-cash derivative revaluation expense partially offset by increased revenues and margins.

Net Loss Available to Common Stockholders
Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $277,775 in the three months ended December 31, 2004 and $293,705 in the three months ended December 31, 2003. Accordingly, the net loss available to common stockholders was $1,804,625 in the three months ended December 31, 2004 and $1,430,132 in the three months ended December 31, 2003.

On January 18, 2005, we gave notice to all holders of Series D and Series E Preferred Stock that we had elected to convert the shares of Series D and Series E Preferred Stock to common stock. All 50,000 issued and outstanding shares of Series D Preferred Stock converted into an aggregate of 129,259 shares of common stock on the date of notice, and all 233,250 issued and outstanding shares of Series E Preferred Stock converted into an aggregate of 801,306 shares of common stock on February 1, 2005. As all the Series D and Series E Preferred Stock was called for conversion as described above, $1,504,711 will be accreted in the second fiscal quarter and will increase the net loss available to common stockholders.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our proprietary sound technologies. Our net cash used in operating activities was $2,171,891 for the three months ended December 31, 2004 compared to $2,029,204 for the three months ended December 31, 2003. As of December 31, 2004, the net loss of $1,526,850 included certain expenses not requiring the use of cash totaling $1,420,267. In addition, cash was used in operating activities through an increase of $2,675,193 in accounts receivable, an increase of $271,779 in inventory and an increase of $35,887 in prepaid expenses. Cash was provided by an increase of $922,797 in accounts payable and accrued liabilities.

At December 31, 2004, we had accounts receivable of $3,601,940 as compared to $926,747 at September 30, 2004. Of the accounts receivable balance at December 31, 2004, $3,341,627 was collected in January of 2005. The balance at December 31, 2004 represented approximately 40 days of revenues. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our proprietary sound technology components and products. Our receivables can also vary substantially due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the three months ended December 31, 2004, we used $190,026 for the purchase of equipment and software and made a $70,868 investment in patents and new patent applications. We anticipate a continued investment in patents for the balance of fiscal 2005. Dollar amounts to be invested on these patents are not currently estimable by management.

At December 31, 2004, we had working capital of $5,029,925 compared to working capital of $3,472,984 at September 30, 2004.

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

In December 2004, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited, pursuant to which Kingsbridge committed, subject to certain significant limiting conditions, to purchase up to $25 million of our common stock to support future growth. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 275,000 shares of our common stock at a price of $8.60 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 88% and 92% of the volume weighted average price during a 15 day purchase period, and thereby raise capital as required, at the time, price and in the amounts deemed suitable to us. For each election to sell shares to Kingsbridge, we select the lowest threshold price at which our stock may be sold, but the threshold price cannot be lower than $3.00 per share. Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement.

The CEFF requires us to have a resale registration statement filed within 45 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission (SEC) within 45 days or 120 days of filing, depending on whether the SEC elects to review the registration statement. The required registration statement was filed in January 2005, and has not yet been declared effective. We cannot make any draws until the registration statement is effective.

In certain instances, we may be required to pay liquidated damages or other amounts resulting from the unavailability of a registration statement. For further details, see “Business Risks” below.

Based on such factors as market conditions, financing needs and the time required for the SEC to declare the resale registration statement effective, we currently expect that we may begin to utilize the CEFF during fiscal 2005, in order to fund working capital requirements. However, the timing and extent of our ability to utilize the CEFF is uncertain. We are obligated to use 40% of the proceeds we may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004. Under the rules of the Nasdaq Stock Market, the maximum number of shares we may sell to Kingsbridge without approval of our stockholders is 3,684,782 (exclusive of the warrant shares), which may further limit the amount of proceeds we are able to obtain from the CEFF. We agreed to pay to a consultant a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised under the CEFF. See “Business Risks” below for a discussion of other risks associated with the CEFF.

Other than cash, cash equivalents and the CEFF, we have no other unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;
•	introduction of competing technologies;
•	failure of sales from our Government Group and Business Group to meet planned projections;
•	product mix and effect on margins; and
•	product acceptance in new markets.

Principal factors that could affect the availability to obtain cash from external sources include:
•	inability to have the registration statement required by the CEFF declared effective by the SEC;
•	decrease in the market price of our common stock, which may render the CEFF unavailable (if the purchase price to CEFF would be less than $3.00 per share), or which may make the CEFF a less attractive funding source.;
•	our failure to satisfy other required conditions for use of the CEFF;
•	the trading volume of public trading of our common stock; and
•	overall market conditions.

Based on our cash position, and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and, to a lesser extent, NeoPlanar products will continue to contribute cash in fiscal 2005. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Capital leases	$22,411	$12,806	$9,605	-	-
Operating leases	417,086	245,833	170,357	896	-
8% Unsecured Subordinated Promissory Notes	2,000,000		2,000,000

Total contractual cash obligations	$2,439,497	$258,639	$2,179,962	$896	-

The Company had no material purchase obligations at December 31, 2004.

New Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 5).

Business Risks

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2005. At December 31, 2004, we had an accumulated deficit of $43,854,343. In addition, for the fiscal quarter ended December 31, 2004, we incurred a net loss of $1,526,850. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.  Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;
•	introduction of new competing technologies;
•	failure of sales from our Government Group and Business Group to meet planned projections;
•	product mix and effect on margins; and
•	acceptance of our products in new markets.

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

We have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited. Under the terms of our agreement with Kingsbridge, we may, at our sole discretion, sell to Kingsbridge, and Kingsbridge would be obligated to purchase, shares of our common stock for up to $25 million in proceeds to us. The price at which we may sell shares of common stock under the agreement is based on a discount to the volume weighted average market price of the common stock for 15 trading days following each of our elections to sell shares. For each election to sell shares, we select the lowest threshold price at which our stock may be sold, but the threshold price cannot be lower than $3.00 per share. In the event the market price of our common stock falls below $3.41 per share, which after giving affect to the discount would result in a price per share lower than the $3.00 minimum threshold price, the CEFF will not be an available source of financing. In addition, we are obligated to use 40% of the proceeds we may raise from the CEFF to prepay any outstanding interest and principal on the promissory notes we sold in December 2004 with an aggregate principal amount of $2,000,000. Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement.

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

The Committed Equity Financing Facility imposes certain liquidated damages and other payment requirements, and contains limitations on our ability to issue future priced securities. These provisions may significantly impair our liquidity and ability to raise capital.

The terms of the CEFF require us to pay liquidated damages in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF. Except for certain permitted periods of ineffectiveness described below, we are obligated to pay to Kingsbridge an amount, up to $2.5 million, equal to the number of shares purchased under the CEFF and held by Kingsbridge at the date the registration statement becomes unavailable, multiplied by any positive difference in price between the volume weighted average price on the trading day prior to such period of unavailability and the volume weighted average price on the first trading day after the period of unavailability. We may, in lieu of paying such liquidated damages, offer to repurchase the securities held by Kingsbridge for a price equal to the volume weighted average price on the trading day prior to such period of unavailability.

We are permitted to suspend the availability of the registration statement if there is material undisclosed information then existing or if we intend to file another registration statement. However, if the registration statement is suspended within fifteen trading days following any settlement date for the purchase of our stock under the CEFF, we must pay Kingsbridge a percentage of the decline in value, if any, of shares purchased by Kingsbridge in the most recent draw down and still held by Kingsbridge during the time the availability of the registration statement is suspended as follows: 75% of such decline if such notice of suspension is delivered prior to the fifth trading day after a settlement date, 50% of such decline if such notice of suspension is delivered on or after the fifth and prior to the tenth trading day after a settlement date, and 25% of such decline if such notice of suspension is delivered on or after the tenth and prior to the fifteenth trading day after a settlement date. The amount of such payments for any one period of suspension may not exceed $1.75 million. We may, in lieu of paying such amounts, offer to repurchase the securities held by Kingsbridge for a price equal to the volume weighted average price on the trading day prior to such period of ineffectiveness. We may also elect to pay such amounts in shares of common stock valued at the market value on the first trading day after such permitted suspension ends. The liquidated damages and required payments could severely affect our liquidity, or to the extent we are permitted to pay such damages through the issuance of common stock, cause dilution to our common stockholders.

In addition, during the two-year term of the proposed CEFF, without the prior written consent of Kingsbridge, we are prohibited from issuing securities that are, or may become, convertible or exchangeable into shares of common stock where the purchase, conversion or exchange price for such common stock is determined using a floating or otherwise adjustable discount to the market price of the common stock (including pursuant to an equity line or other financing that is substantially similar to an equity line with an investor other than Kingsbridge). In the past, we met our capital needs through the sale of preferred stock and convertible notes which had floating price features. We may have difficulty raising capital if Kingsbridge does not consent to our use of such securities in the future. If we are unable to raise capital from Kingsbridge or from sources that do not demand a floating price feature, we may have to severely curtail our operations, which could cause a significant decrease in the price of our common stock.

Two customers collectively accounted for approximately 90% of our revenues for the three months ended December 31, 2004 and we continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U. S. military, accounted for 75% of net revenues and one other customer accounted for 15% of net revenues for the three months ended December 31, 2004. Both customers have the right to cease doing business with us at any time. If ADS were to cease doing business with us and we could not secure the services of another prime vendor to replace ADS, or the other customer were to cease doing business with us, our net revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and causing us to need to raise additional capital to fund our operations.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

•	our ability to manufacture reliable products that have the features that are required by our customers;

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

•	our ability to develop and expand new markets for directed sound products; and

•	our ability to develop international product distribution directly or through strategic partners.

The growth of our Government Group revenues is materially dependent on acceptance of our LRAD products by government, military and developing force protection and emergency response agencies, and if these agencies do not purchase our products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, our LRAD products have, to date, been predominantly sold for government use. Within the Government Group, our largest customer is a reseller of our products to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. We have only recently achieved significant sales of LRAD products, and the product has not yet been widely accepted in the government market. Furthermore, the force protection and emergency response market is itself an emerging market, which is changing rapidly. If our LRAD product is not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

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

At December 31, 2004, we had a warranty reserve of $408,834. We incurred warranty costs on early versions of our HSS products and have little history to predict future warranty costs.  Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We do not have the ability to predict future operating results. Our quarterly and annual revenues will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our revenue expectations.

We expect our sound proprietary reproduction technologies will be the source of substantially all of our future revenues. Revenues from our sound proprietary reproduction technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or OEMs or to license our technologies;

•	market acceptance of and changes in demand for our products or products of our customers;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;

•	product obsolescence and the management of product transitions and inventory;

•	unpredictable warranty costs associated with new product models;

•	production delays by customers, distributors, OEMs or by us or our suppliers;

•	seasonal fluctuations in sales;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be licensed;

•	general consumer electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations would be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

•	the value of our stock price, which impacts the income or expense we record each quarter for the warrant issued to Kingsbridge;
•	the timing and extent of our research and development efforts;

•	investments and costs of maintaining or protecting our intellectual property;

•	the extent of marketing and sales efforts to promote our products and technologies;
•	the timing of personnel and consultant hiring; and

•	the cost of settling legal disagreements.

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

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and LRAD for which there are no well-established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

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

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe the intellectual property rights of others. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
•	redesign products or services that incorporate the disputed technology.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	potential loss of key employees of acquired businesses; and
•	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002.

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

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our fourth quarter of fiscal 2005. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

As a result of the CEFF or other financings, we may issue additional shares of common stock without further action by our stockholders. Moreover, although the issuance of our common stock under the CEFF will have no effect on the rights or privileges of existing holders of common stock, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of our total shares that will be outstanding after such events. If we satisfy the conditions that allow us to draw down the entire $25 million available under the CEFF, and we choose to do so, then generally, as the market price of our common stock decreases, the number of shares we will have to issue upon each draw down on the CEFF increases, to a maximum of 3,684,782 shares we may issue without stockholder approval. Drawing down on the CEFF when the price of our common stock is decreasing will have an additional dilutive effect to your ownership percentage and may result in additional downward pressure on the price of our common stock.

Our stock price is volatile and may continue to be volatile in the future.

Our common stock trades on the NASDAQ SmallCap Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;
•	developments concerning our sound reproduction technologies;
•	technological innovations or setbacks by us or our competitors;
•	conditions in the consumer electronics market;
•	announcements of merger or acquisition transactions;
•	changes in personnel within our company; and
•	other events or factors and general economic and market conditions.

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

We are exposed to market risk associated with our issuance of a warrant to Kingsbridge Capital Limited for 275,000 shares. Because this warrant is classified as a liability on our balance sheet, we must calculate the fair value of the warrant at the end of each quarter and record the change in fair value over the quarter to other income or expense until the related registration statement is effective, until the warrant is fully exercised, or until the expiration of the warrant in June 2010. Accordingly, we are incurring risk associated with increases or decreases in the market price of our stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to our statement of operations for future quarters. For example, if our stock price increases by 20% during the quarter ending March 31, 2005 from its December 31, 2004 value, the registration statement is not effective and all other inputs into the Black-Scholes valuation model remain unchanged from December 31, 2004, we would record approximately $480,000 of other expense for the period ended March 31, 2005. If our stock price decreased by 20% from its December 31, 2004 value, and all other inputs into the Black-Scholes valuation model remain unchanged from December 31, 2004, we would record approximately $518,000 as other income.

We are also exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $3.8 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $38,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)	As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our co-principal executive officers and principal financial officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective, except as set forth below. In February 2005, our independent registered public accounting firm notified our Audit Committee that we had not followed all appropriate period close down procedures for our quarter ended December 31, 2004, referencing deficient procedures for evaluation of the accrual for bonuses for which executive officers were eligible. Our independent registered public accounting firm noted that this constituted a significant deficiency in our internal controls over financial reporting. We have taken steps to rectify this deficiency by accelerating the timing of the Compensation Committee's assessment for executive bonuses earned in the period.
(b)	No significant changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Note 13 of our Notes to Interim Financial Statements included in Part I, Item 1 of this report for information regarding Legal Proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

3.1	Restated Bylaws of American Technology Corporation.

10.1	Table of Inducement Grants. Filed as Exhibit 10.25 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.2	Release Agreement with Bruce Ehlers dated October 25, 2004. Filed as Exhibit 10.32 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.3	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.4	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.5	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.6	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Filed as Exhibit 10.39 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.7	Form of Unsecured Subordinated Promissory Note. Filed as Exhibit 10.40 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.8	Form of Warrant. Filed as Exhibit 10.41 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.9	Summary Sheet of Director and Executive Officer Compensation.

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

By:	/S/ MICHAEL A. RUSSELL
Date: February 11, 2005	Michael A. Russell, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Exhibit Index

3.1	Restated Bylaws of American Technology Corporation.

10.1	Table of Inducement Grants. Filed as Exhibit 10.25 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.2	Release Agreement with Bruce Ehlers dated October 25, 2004. Filed as Exhibit 10.32 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.3	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.4	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.5	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.6	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Filed as Exhibit 10.39 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.7	Form of Unsecured Subordinated Promissory Note. Filed as Exhibit 10.40 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.8	Form of Warrant. Filed as Exhibit 10.41 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.9	Summary Sheet of Director and Executive Officer Compensation.

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

+ Management contract or compensatory plan or arrangement.