Form 10-Q/A
period 2004-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-02-11
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

AMERICAN TECHNOLOGY CORPORATION
INDEX

This Amendment No. 1 on Form 10-Q/A is being filed by American Technology Corporation ("we" or "us") as an amendment to our Quarterly Report on Form 10-Q for the period ended December 31, 2004 solely to correct the dates of signature on Exhibits 31.1, 31.2, 31.3 and 32.1.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

3.1	Restated Bylaws of American Technology Corporation. *

10.1	Table of Inducement Grants. Filed as Exhibit 10.25 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.2	Release Agreement with Bruce Ehlers dated October 25, 2004. Filed as Exhibit 10.32 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.3	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.4	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.5	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.6	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Filed as Exhibit 10.39 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.7	Form of Unsecured Subordinated Promissory Note. Filed as Exhibit 10.40 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.8	Form of Warrant. Filed as Exhibit 10.41 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.9	Summary Sheet of Director and Executive Officer Compensation.-*

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

* Previously filed with the Form 10-Q for the quarter ended December 31, 2004.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

By:	/S/ MICHAEL A. RUSSELL
Date: February 11, 2005	Michael A. Russell, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Exhibit Index

3.1	Restated Bylaws of American Technology Corporation. *

10.1	Table of Inducement Grants. Filed as Exhibit 10.25 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.2	Release Agreement with Bruce Ehlers dated October 25, 2004. Filed as Exhibit 10.32 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.3	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.4	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.5	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.6	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Filed as Exhibit 10.39 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.7	Form of Unsecured Subordinated Promissory Note. Filed as Exhibit 10.40 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.8	Form of Warrant. Filed as Exhibit 10.41 on Form 10-K for the year ended September 30, 2004 dated December 28, 2004.

10.9	Summary Sheet of Director and Executive Officer Compensation. *

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

* Previously filed with the Form 10-Q for the quarter ended December 31, 2004.
+ Management contract or compensatory plan or arrangement.