Form 10-K/A
period 2004-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-03-18
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K/A
(Amendment No. 2)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ SmallCap Market on March 31, 2004) was $94,391,214.*

The number of shares of Common Stock, $.00001 par value, outstanding on March 15, 2005, was 21,317,239.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2004. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K/A for American Technology Corporation for the year ended September 30, 2004, which amends and restates the Form 10-K in its entirety, is being filed solely (a) to correct information in Part III, Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance to include information previously omitted regarding one late filing by an executive officer, (b) to update the disclosure in Part II, Item 9A concerning controls and procedures, and (c) to include updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Our Form 10-K was originally filed on December 28, 2004, and was amended on January 28, 2005. In order to preserve the nature and character of the disclosures set forth in the Form 10-K, as amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K on December 28, 2004, with respect to Parts I and II and the Financial Statements and related notes, or events occurring after the filing of Amendment No. 1 on Form 10-K/A on January 28, 2005, with respect to Parts III and IV.

PART I

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or the future performance of our company.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this re port, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Government Group

Late in fiscal 2003, we organized our Government Group to design, manufacture and market LRAD, NeoPlanar and HSS products for military, government and the developing force protection and emergency response markets, including commercial applications. During fiscal 2004, we demonstrated the market potential for LRAD, particularly with wartime implementations in Operation Iraqi Freedom.  We also completed key projects featuring the unique capabilities of NeoPlanar that have established our capabilities as an acoustic engineered solution provider. We are actively expanding relationships with the U.S. Department of Defense, U.S. Department of Home land Security, other U.S. government agencies, major port authorities and police departments, international government agencies and commercial infrastructure security systems integrators.

During fiscal 2004, we developed an automated pan/tilt model of LRAD for use in a wide variety of applications requiring a remotely operated force protection capability.  Our initial customer was the Naval Surface Warfare Center (NSWC), Crane, Indiana, for integration into the Integrated Radar Sighting Surveillance System, or IROS3, for surface combatants, and the Aircraft Carrier Situational Awareness System, or ACSAS.  ACSAS and IROS3 are the U.S. Navy’s shipboard force protections systems, expected to be installed on all aircraft carriers and surface combatants to protect against small boat threats in port, restricted waters and littoral zones. LRAD adds capability to the integrated optics, comma nd and control, and lethal weapon suite by providing a simple, repeatable and reliable way to determine intent through long range hailing and warning. Our LRAD models are also positioned to support a first responder capability for critical infrastructure protection for buildings, dams, bridges, tunnels, airports, power plants, pipelines, ports, communication towers, water treatment facilities and other similar important commercial facilities.

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

We also believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our NeoPlanar technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel, (iii) NCT Group, Inc. and their Gekko line of flat panel speakers using a comparable a ctuated panel. We are not aware of companies offering flat panel technology to the government market comparable to our government NeoPlanar Products, but others may introduce products with features and performance competitive to our government NeoPlanar products.

Our LRAD and SoundCluster technology and products are offered by our Government Group. We are not aware of competitors who have achieved the sound output for both voice and warning tone, high directivity, light weight and other attributes necessary to accomplish the government's desired specifications for force protection hailing and non-lethal weapon applications. However, other companies supply a variety of sound products for government customers varying in performance, quality, price and distribution channels, and these products may become more competitive to our products.  Others may also modify existing products or offer new products with features and performance competitive to our LRAD and SoundCluster product s.

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

The second main regulatory system is administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), which administers the International Traffic in Arms Regulations (ITAR).  The ITAR requires licenses for the export of any product, service or technology that is specifically designed or adapted for a military application and is listed on the United States Munitions List.  Since our products are directional speaker systems designed for both commercial and government use, we do not believe that our technologies will fall under ITAR restrictions.  However, it is possible that some of our products may be deemed to have been specifically designed or adapted for military application and, if so, would be regulated under the ITAR.  For products, services or technology regulated under the ITAR, we will be required to submit an application for and obtain an exp ort license to DDTC before exporting ITAR-controlled products, services or technology.

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

Elwood G. Norris, age 66, has been a Director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position.  He served as President from August 1980 to February 1994.  Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held vari ous executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with over 44 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Kalani Jones, age 42, was appointed President of our company in April 2004.   He joined us as Vice President of Operations in September 2003 and later that month assumed the position of Chief Operating Officer. From October 1999 to November 2002, he was Vice President Engineering and Product Operations for Tachyon Inc., a San Diego provider of satellite networking solutions. From 1997 to 1999, he was Senior Director for Program Management at Iomega Corporation, a provider of removable computer storage solutions, and previously held engineering management positions at General Instrument and TRW. From November 2002 until being recruited by the Company, Mr. Jones was a self-employed entrepreneur developing technology based remote monitoring solutions. Mr. Jones obtained an M.S.E.E. degree in Digital Comm unications and Digital Signal Processing from USC (1988) and a B.S.E.E. in Electrical and Computer Engineering from California State Polytechnic University (1984).

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

Business Group - The Business Group reported net revenues of $933,373 in fiscal 2004, representing an 8% increase from net revenues of $861,091 in fiscal 2003. The fiscal 2003 net revenues represented a 7% decrease from net revenues of $922,542 in fiscal 2002. Sound product revenues were $933,373 in fiscal 2004, and there were no consumer portable product sales. Sound product revenues were $594,703 in fiscal 2003, consumer portable product sales were $95,730 and contract and licensing revenues were $170,658. The increase in sound product revenues in fiscal 2004 was primarily the result of increased HSS sales offset in part by reduced NeoPlanar sales in the personal boating market.  During most of fiscal 2004, we were developing and testing our new HSS Generation III product line and HSS sales were l imited to certain older systems. We only recently began shipping HSS Generation III systems manufactured by our contract manufacturer to existing and new customers. Accordingly, we expect increased Business Group HSS revenues in fiscal 2005.

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

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those pos t-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R for non-SPEs did not have a material impact on the Company’s financial position, results of operations or cash.

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

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology, particularly our patents.  There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology.  For exampl e, patent protection on our LRAD product is limited, and we may not be able to prevent others from introducing products with similar functionality.  If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patent applications and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States where our products can be sold or licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infri nge on our intellectual property.

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

(a) As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our co-principal executive officers and principal financial officer concluded, as of the date of such evaluation, that, except as set forth below, the design and operation of such disclosure controls and procedures were effective. In connection with the preparation of our proxy statement for our 2005 annual meeting of stockholders, we determined that we had failed to disclose in our Form 10-K/A filed January 28, 2005, one late filing required under Section 16 of the Exchange Act by an executive officer. The report was initially identified as late, but due to a miscommunication with our outside counsel, the report was incorrectly identified as timely immediately prior to filing. We have taken steps to improve our tracking of and disclosure relating to Section 16 filings by our executive officers, directors and significant beneficial owners.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2004, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except that Bruce Ehlers filed late his Form 3 report disclosing no securities held.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

Financial Statements:

Exhibit Index:

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Filed as Exhibit 4.9 on Form S-3 filed on January 24, 2005.

4. Instruments Defining the Rights of SecurityHolders

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.10 on Form S-3 filed on January 24, 2005.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998. Filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.*+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan.*+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan.*+

10.7	Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.8.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2002, dated August 14, 2002.

10.9	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.10	Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differed as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002.

10.10.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K dated March 6, 2003.

10.11	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.12	License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as Exhibit 10.19 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

10.13	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 on Form 8-K filed on March 6, 2003.

10.14	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.15	Employment letter of James M. Irish dated January 27, 2003. Filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 2003, dated May 15, 2003.+

10.16	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.17	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.18	Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.19	License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003. Filed as Exhibit 10.27 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20	License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. Filed as Exhibit 10.28.1 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.21	Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003. Filed as Exhibit 10.28.2 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.

10.22	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.23	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.24	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.25	Table of Inducement Grants.*+

10.26	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.27	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.28	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell.*+

10.29	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.30	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.31	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.32	Release Agreement of Bruce Ehlers.*+

10.33	Special Stock Option with Elwood Norris dated November 13, 2000.*+

10.34	Special Stock Option with David Carter dated November 13, 2000.*+

10.35	Special Stock Option with Richard Wagner dated November 13, 2000.*+

10.36	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.37	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.38	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.39	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. *

10.40	Form of Unsecured Subordinated Promissory Note. *

10.41	Form of Warrant. *

23 Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP.

24 Power of Attorney

24.1	Power of Attorney. Reference is made to the signature page of Form 10-K for the year ended September 30, 2004.

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate colle ction is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

INTANGIBLES
Effective as of the beginning of fiscal 2003, the company fully adopted Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that, upon adoption of FAS 142, the Company reclassify the carrying amounts of certain intangible assets into or out o f goodwill, based on certain criteria. The adoption of FAS 142 did not have a material effect on the Company’s financial position or results of operations.

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

STOCK-BASED COMPENSATION
In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s financial statements for the fiscal year ended September 30, 2003 and the Company adopted the disclosure requir ements effective October 1, 2002.  In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays th e effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not expect the adoption of EITF 03-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

American Technology Corporation Notes to the Financial Statements

The Company granted warrants with each issuance of preferred stock. The cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount and the value of the warrants is recorded as a deemed dividend and accreted over the conversion period of the preferred st ock. The following table summarizes values assigned as a deemed dividend for the value of the warrants and the beneficial conversion feature on each preferred stock issuance.

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

6. BENEFIT PLANS

2002 Stock Option Plan
The Company has a Stock Option Plan, expiring September 30, 2012, reserving the issuance of 2,350,000 shares of common stock ("2002 Plan"). The options issued under the 2002 Plan may, in the discretion of the Board, be either Incentive Stock Options or Nonstatutory Stock Options. The 2002 Plan provides for grants to employees, directors or consultants, in the discretion of the Board of Directors, of options to purchase common stock of the Company at a price not less than the fair market value of the shares on the date of grant. In the case of a significant stockholder, the option price of shares subject to Incentive Stock Options will not be less than 110 percent of the fair market value of the shares on the date of grant. Any options granted under the 2002 Plan must be exercised within either five or ten years of the dat e they were granted (five years in the case of an Incentive Stock Option to a significant stockholder).

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

American Technology Corporation Notes to the Financial Statements

Litigation
In September 2003, the Company filed a complaint against eSOUNDideas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSOUNDideas, a California partnership, was properly terminated in May 2003. The principals of eSOUNDideas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSOUNDideas, Inc., which purported to assume the contractual obligations of eSOUNDideas. The Company amended the complaint in November 2003 to include eSOUNDideas (the general partnership), Mr. Endsley and Mr. Paschall as defendants. For convenience, the following discussion refers to eSOUNDideas and eSOUNDi deas, Inc. collectively as “ESI.” In November 2003, the Company filed complaints in the Superior Court of California, County of San Diego, against Mr. Endsley and Mr. Paschall seeking declaratory judgments that options granted to each of Mr. Endsley and Mr. Paschall in April 2001 were terminated in October 2002.

The ESI License Agreement formerly appointed ESI as an exclusive distributor of HSS products specifically targeted to the point of sale/purchase, kiosk and display, and the event, trade show and exhibit markets in North America for five years. In June 2002, the Company and ESI purported to enter into an amendment to the ESI License Agreement, extending the term to ten years commencing on the first delivery of a commercial HSS product to an end user, and eliminating minimum purchase requirements for the first three years. The Company believes the amendment was invalid as it was given in consideration for a large order from ESI, which was later withdrawn by ESI due to a dispute over the payment and delivery terms of such order. In May 2003, the Company gave notice to ESI of termination of the ESI License Agreement. The Comp any based its termination on its belief that ESI had failed to fulfill certain covenants contained in the ESI License Agreement related to efforts and resources required to maximize the distribution and sales of HSS products in its product categories. Under the terms of the ESI License Agreement, the termination was effective immediately, but ESI had sixty days to cure conditions giving rise to termination and reinstate the agreement. ESI did not tender a cure within such sixty day period.

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

In February 2004, the Company gave notice of termination of two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP disputed the Company’s right to terminate the agreements and demand ed arbitration. In April 2004 the Company announced that it and GD-ATP had mutually agreed to resolve their disputes in an amicable manner, and to dismiss the arbitration proceedings. GD-ATP and the Company agreed that neither was liable to the other and that no party engaged in any wrongdoing. The resolution resulted in the termination of the two agreements, and in the Company assuming GD-ATP’s role in servicing certain LRAD customers previously serviced by GD-ATP.

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

American Technology Corporation Notes to the Financial Statements

13. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. In the fourth quarter of fiscal 2003 the Company organized operations into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Business Products and Licensing Group (Business Group) licenses and markets HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, Sound Cluster and HSS sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are ma naged separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

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

                                                                                March 17, 2005

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

Date:  March 17, 2005                                                        By /s/ ELWOOD G. NORRIS

                                                                                                Elwood G. Norris

                                                                                                Chairman of the Board and Director

                                                                                                (Co-Principal Executive Officer)

Date:  March 17, 2005                                                        By /s/ KALANI JONES

                                                                                                Kalani Jones

                                                                                                President, Chief Operating Officer and Director

                                                                                                (Co-Principal Executive Officer)

Date:  March 17, 2005                                                        By /s/ MICHAEL A. RUSSELL

                                                                                                Michael A. Russell, Chief Financial Officer and Secretary

                                                                                                (Principal Financial and Accounting Officer)

Date:  March 17, 2005                                                        By /s/      *

                                                                                                Richard M. Wagner

                                                                                                Director

Date:  March 17, 2005                                                        By /s/     *

                                                                                                David J. Carter

                                                                                                Director

Date:  March 17, 2005                                                        By /s/      *

                                                                                                Daniel Hunter

                                                                                                Director

* By: /s/ Elwood G. Norris

        Elwood G. Norris
        Attorney-In-Fact

Exhibit Index

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Filed as Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Filed as Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Filed as Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Filed as Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Filed as Exhibit 4.9 on Form S-3 filed on January 24, 2005.

4. Instruments Defining the Rights of SecurityHolders

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.10 on Form S-3 filed on January 24, 2005.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Filed as Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998. Filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan.*+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan.*+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan.*+

10.7	Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Series D Stock and Warrant Purchase Agreement dated May 3, 2002. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.8.1	Amendment No. 1 to Series D Preferred Stock and Warrant Purchase Agreement dated July 3, 2002. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2002, dated August 14, 2002.

10.9	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.10	Form of 8% Senior Secured Promissory Note due December 31, 2003 aggregating $1,500,000 granted to accredited investors (individual notes differed as to holder and amount). Filed as Exhibit 4.1 on Form 8-K dated October 7, 2002.

10.10.1	Form of Amendment to 8% Senior Secured Promissory Note. Filed as Exhibit 4.6 on Form 8-K dated March 6, 2003.

10.11	Form of Security Agreement. Filed as Exhibit 4.2 on Form 8-K dated October 7, 2002.

10.12	License Agreement between ATC and Harman International Industries, Inc. dated August 24, 2001. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Filed as Exhibit 10.19 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

10.13	Series E Preferred Stock and Warrant Purchase Agreement dated February 28, 2003. Filed as Exhibit 4.1 on Form 8-K filed on March 6, 2003.

10.14	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.15	Employment letter of James M. Irish dated January 27, 2003. Filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 2003, dated May 15, 2003.+

10.16	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.17	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.18	Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.19	License and Remarketer Agreement between ATC and General Dynamics Armament and Technical Products, Inc. dated February 14, 2003. Filed as Exhibit 10.27 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.20	License and Remarketer Agreement between ATC and Bath Iron Works Corporation dated February 13, 2003. Filed as Exhibit 10.28.1 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

10.21	Assignment of License and Remarketer Agreement from Bath Iron Works Corporation to General Dynamics Armament and Technical Products, Inc., dated September 23, 2003. Filed as Exhibit 10.28.2 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.

10.22	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.23	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.24	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.25	Table of Inducement Grants.*+

10.26	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.27	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.28	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell.*+

10.29	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.30	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.31	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.32	Release Agreement of Bruce Ehlers.*+

10.33	Special Stock Option with Elwood Norris dated November 13, 2000.*+

10.34	Special Stock Option with David Carter dated November 13, 2000.*+

10.35	Special Stock Option with Richard Wagner dated November 13, 2000.*+

10.36	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.37	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.38	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.39	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. *

10.40	Form of Unsecured Subordinated Promissory Note. *

10.41	Form of Warrant. *

23 Consents of Experts and Council

23.1	Consent of BDO Seidman, LLP.

24 Power of Attorney

24.1	Power of Attorney. Reference is made to the signature page of Form 10-K for the year ended September 30, 2004.

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

* Previously filed with Form 10-K for the year ended September 30, 2004.

+  Management contract or compensatory plan or arrangement.