Form 10-Q
period 2005-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-05-10
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2005.

Common Stock, $0.00001 par value	21,317,239

(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
Unaudited

	March 31, 2005	September 30, 2004 (a)
ASSETS
Current Assets:
Cash	$6,162,409	$4,178,968
Trade accounts receivable, less allowance for doubtful accounts of $25,000 in each period	494,503	926,747

Inventories, net	904,710	651,095

Prepaid expenses and other	186,192	156,419

Prepaid transaction costs	1,036,184	—

Total current assets	8,783,998	5,913,229
Equipment, net	683,912	453,355
Patents, net	1,336,515	1,278,707

Total assets	$10,804,425	$7,645,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,617,191	$1,300,075
Accrued liabilities:
Payroll and related	480,115	302,706

Deferred revenue	300,000	322,344

Warranty reserve	238,837	331,917

Legal settlements	291,466	150,000

Other	42,959	22,236

Capital lease short-term portion	11,631	10,967
Derivative instrument	1,111,036

Total current liabilities	4,093,235	2,440,245

Long-Term Liabilities:
8% Unsecured Subordinated Promissory Notes, net of $645,184 and $-0- debt discount	1,354,816	—
Capital lease long-term portion	5,203	12,131

Total liabilities	5,453,254	2,452,376

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 0 and 50,000 issued and outstanding, respectively. Liquidation preference of $0 and $572,500, respectively.	—	—
Series E Preferred stock 350,000 shares designated: 0 and 233,250 issued and outstanding, respectively. Liquidation preference of $0 and $2,556,000, respectively.	—	3
Common stock, $0.00001 par value; 50,000,000 shares authorized; 21,317,239 and 19,808,819 shares issued and outstanding respectively.	213	198
Additional paid-in capital	50,818,317	47,520,207
Accumulated deficit	(45,467,359)	(42,327,493)

Total stockholders’ equity	5,351,171	5,192,915

Total liabilities and stockholders’ equity	$10,804,425	$7,645,291

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2004.

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004

Revenues:
Product sales	$2,814,293	$1,493,250	$7,161,206	$2,111,834
Contract and license	3,100	—	65,100	156,194

Total revenues	2,817,393	1,493,250	7,226,306	2,268,028
Cost of revenues	1,453,966	945,224	2,981,669	1,353,702

Gross profit	1,363,427	548,026	4,244,637	914,326

Operating expenses:
Selling, general and administrative	2,094,036	1,079,472	4,089,951	2,151,786
Research and development	1,452,393	644,248	2,913,008	1,093,219

Total operating expenses	3,546,429	1,723,720	7,002,959	3,245,005

Loss from operations	(2,183,002)	(1,175,694)	(2,758,322)	(2,330,679)

Other income (expense):
Interest income	18,407	11,491	29,348	30,865
Interest expense	(130,631)	(993)	(142,961)	(1,809)
Unrealized gain (loss) on derivative revaluation	682,210	—	(267,931)	—

Total other income (expense)	569,986	10,498	(381,544)	29,056

Net loss	(1,613,016)	(1,165,196)	(3,139,866)	(2,301,623)
Dividend requirements on convertible preferred stock	1,518,651	406,846	1,796,426	700,551

Net loss available to common stockholders	$(3,131,667)	$(1,572,042)	$(4,936,292)	$(3,002,174)

Net loss per share of common stock - basic and diluted	$(0.15)	$(0.08)	$(0.24)	$(0.15)

Average weighted number of common shares outstanding	20,665,004	19,508,387	20,234,075	19,442,192

See accompanying notes to interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended March 31,
	2005	2004
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(3,139,866)	$(2,301,623)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	212,050	106,024
Warranty provision	(76,723)	25,933
Options granted for compensation	270,043	—
Unrealized loss on derivative revaluation	267,931	—
Amortization of debt discount	98,793	—
Provision for obsolete inventory	239,986	—
Changes in assets and liabilities:
Trade accounts receivable	432,244	(1,221,810)
Inventories	(493,601)	(215,086)
Prepaid expenses and other	(29,773)	(48,835)
Accounts payable	205,935	118,846
Warranty payments	(16,357)	(20,433)
Accrued liabilities	317,254	(101,768)

Net cash used in operating activities	(1,712,084)	(3,658,752)

Investing Activities:
Purchase of equipment	(355,995)	(104,765)
Patent costs paid	(144,420)	(204,819)

Net cash used in investing activities	(500,415)	(309,584)

Financing Activities:
Offering Costs Paid	(102,875)	—
Payments on capital lease	(6,264)	(5,662)
Proceeds from issuance of unsecured promissory notes	2,000,000	—
Proceeds from exercise of common stock warrants	1,661,277	50,000
Proceeds from exercise of stock options	643,802	653,202

Net cash provided by financing activities	4,195,940	697,540

Net increase (decrease) in cash	1,983,441	(3,270,796)
Cash, beginning of period	4,178,968	9,850,358

Cash, end of period	$6,162,409	$6,579,562

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,058	$1,809
Cash paid for taxes	$—	$—
Non-cash financing activities:
Warrants issued for offering costs	$843,105	$—
Warrants issued for debt financing	$723,000	$—
Common stock issued for legal settlement accrual	$—	$248,000

See accompanying notes to interim financial statements.

1.  OPERATIONS

American Technology Corporation (the Company) is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic® Sound (HSS®), Long Range Acoustic Device (LRAD™), NeoPlanar® and other sound technologies.

The Company’s operations are organized into two segments by the end-user markets they serve. The Commercial Products Group, (Commercial Group), formerly known as the Business Products and Licensing Group, markets and licenses HSS and NeoPlanar products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, SoundCluster™ and HSS products to government and military customers and to the expanding force protection and commercial security markets.

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

2.  STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six months are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company’s annual report on Form 10-K.

Other than cash of $6,162,409 at March 31, 2005, accounts receivable collections and possible proceeds from the CEFF described in Note 11 below, the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through cash generated from product sales and from financing activities. Management expects to incur additional operating losses during the balance of fiscal 2005 as a result of expenditures for research and development and marketing costs for proprietary sound products. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. Based on the Company’s cash position and possible proceeds from the CEFF, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months. Management believes increased product sales will provide additional operating funds. If required, management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

3.  NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 4,437,545 shares of common stock were outstanding at March 31, 2005 and stock options, warrants and convertible preferred stock exercisable or convertible into 4,900,870 shares of common stock were outstanding at March 31, 2004. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

The Company has allocated the proceeds from preferred stock issuances between the preferred stock and warrants and also calculated the beneficial conversion discount for each series of preferred stock. The value of the beneficial conversion discount and the value of the warrants were recorded as a deemed dividend and were accreted over the conversion period of the preferred stock. Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of these imputed deemed dividends. Such imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit. Amounts were included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends. All of the Company’s outstanding shares of Series D and E Preferred Stock were converted to common stock during the quarter ending March 31, 2005.

The provisions of each of the Company’s series of preferred stock also provided for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increased the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net loss	$(1,613,016)	$(1,165,196)	$(3,139,866)	$(2,301,623)
Imputed deemed dividends on Series D and E warrants issued with preferrd stock	(490,857)	(146,274)	(592,137)	(247,113)
Imputed deemed dividends on Series D and E preferred stock	(1,013,854)	(214,112)	(1,146,917)	(359,990)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	(1,500)	(7,500)	(9,167)	(15,000)
Series E preferred stock	(12,440)	(38,960)	(48,205)	(78,448)

Net loss available to common stockholders	$(3,131,667)	$(1,572,042)	$(4,936,292)	$(3,002,174)

On January 18, 2005, the Company gave notice to all holders of Series D and Series E Preferred Stock that it had elected to convert all of the outstanding shares of Series D and Series E Preferred Stock to common stock. The designations, rights and preferences of the Series D and Series E Preferred Stock permitted the Company to exercise this conversion option if the market price of its common stock exceeded $9.50 for ten consecutive trading days and certain other conditions were satisfied. The price condition was satisfied on January 6, 2005. The conversion of the Series D Preferred Stock was effective on January 18, 2005 and resulted in all 50,000 issued and outstanding shares of Series D Preferred Stock converting into an aggregate of 129,259 shares of common stock. The conversion of the Series E Preferred Stock was effective on February 1, 2005, and resulted in all 233,250 issued and outstanding shares of Series E Preferred Stock converting into an aggregate of 801,306 shares of common stock.

As all the Series D and Series E Preferred Stock was called for conversion as described above, $1,504,711 was accreted in the quarter ending March 31, 2005, in addition to the accretion of $13,940 at the stated rate of 6%, increasing the net loss available to common stockholders for that period.

4.  STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying Common Stock at the grant date. Had compensation expense for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards through March 31, 2005 consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss available to common shareholders	$(3,131,667)	$(1,572,042)	$(4,936,292)	$(3,002,174)
Plus: Stock-based employee compensation expense included in reported net loss	—	—	266,963	—
Less: Total stock-based employee compensation expense determined using fair value based method	(326,524)	(262,566)	(884,226)	(507,855)

Pro forma net loss available to common stockholders	$(3,458,191)	$(1,834,608)	$(5,553,555)	$(3,510,029)

Net loss per common share - basic and diluted - as reported	$(0.15)	$(0.08)	$(0.24)	$(0.15)

Net loss per common share - basic and diluted - pro forma	$(0.17)	$(0.09)	$(0.27)	$(0.18)

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of zero percent for each period; expected volatility of 53 to 56 percent in 2005 and 75 percent in 2004; risk-free interest rates of 3.82 to 1.84 percent; and expected lives of 2.5 years for each period. The estimated fair value of the options so determined is then amortized to expense over the options’ vesting periods.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123(R), “Share Based Payment.” Although Statement 123(R) states that it is effective for public companies at the beginning of the first interim or annual period after June 15, 2005, the Securities and Exchange Commission has adopted a rule delaying the required compliance date to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Therefore, the Company will first be required to comply with Statement 123(R) in the quarter ending December 31, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the financial statement impact of the implementation of SFAS No. 151.

6.  INVENTORIES AND CONTRACT MANUFACTURER

Inventory is stated at the lower of cost, which approximates actual costs on a first-in first-out (FIFO) basis, or market. At March 31, 2005 $597,560 of inventory value was located at the Company’s contract manufacturer in San Jose, California.

Inventories consisted of the following:

	March 31, 2005	September 30, 2004

Finished goods	$719,057	$342,647
Raw materials	535,639	418,448

	1,254,696	761,095
Reserve for obsolescence	(349,986)	(110,000)

	$904,710	$651,095

During the six months ended March 31, 2005, the Company shipped materials to it's contract manufacturer, booked an amount due from the contract manufacturer and reduced inventory by $387,889. The Company did not recognize any revenue on these transactions. At March 31, 2005, the remaining balance due from the contract manufacturer, for shipments made to it, was $160,050. The contract manufacturer used these materials to build products for the Company. The above due from the contract manufacturer of $160,050 has been netted against the payable due to the contract manufacturer.

7.  CUSTOMER CONCENTRATION

For the six months ended March 31, 2005, sales to one customer in the Government Group accounted for 82% of total revenues and sales to a second customer in the Government Group, including affiliates of the customer, accounted for 10% of total revenues. For the three months ended March 31, 2005, sales to one customer in the Government Group accounted for 93% of total revenues. At March 31, 2005,this customer accounted for 56% of accounts receivable, and two other customers accounted for 21% and 14% of accounts receivable. No other customer accounted for more than 10% of accounts receivable at March 31, 2005. For the six months ended March 31, 2004, sales to three customers in the Government Group accounted for 41%, 32% and 11% of total revenues respectively. For the three months ended March 31, 2004, sales to two customers in the Government Group accounted for 62% and 17% of total revenues. At March 31, 2004, the accounts receivable from these two customers accounted for 66% and 12% of accounts receivable respectively and no other customer accounted for more than 10% of accounts receivable. Management believes that the loss of any one of these significant customers would have a material adverse effect on the Company’s results of operations and financial condition.

8.  INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	March 31, 2005	September 30, 2004

Cost	$1,722,997	$1,578,578

Accumulated amortization	(386,482)	(299,871)

Net patent	$1,336,515	$1,278,707

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

Changes in the warranty reserve during the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Beginning balance	$408,834	$315,000	$331,917	$319,500
Warranty provision, net	(158,886)	30,433	(76,723)	25,933
Warranty deductions	(11,111)	(20,433)	(16,357)	(20,433)

Ending balance	$238,837	$325,000	$238,837	$325,000

10.  UNSECURED SUBORDINATED PROMISSORY NOTES

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears. For the three and six months ended March 31, 2005, we recorded interest on these notes of $39,452 and $42,959, respectively. The Company is required to use 40% of the net proceeds of any future equity financing to prepay these notes, including any amounts the Company raises pursuant to the CEFF described in Note 11 below. The Company may prepay the notes at its discretion at any time without penalty after June 30, 2005.

In connection with the issuance of these notes, the purchasers were granted warrants to purchase an aggregate of 150,000 shares of its common stock. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of the Company, or affiliates of such persons, and $8.60 per share for other purchasers. Warrants exercisable for 75,000 shares were issued at each such exercise price. The fair value of such warrants, which amounted to $723,000, and closing costs of $20,977 have been recorded as debt discount to be amortized over the term of the notes. The following variables were used to determine the fair value of the warrants under the Black-Scholes option pricing model: volatility of 56%, term of five years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of grant. For the three and six months ended March 31, 2005, $90,734 and $98,793,respectively, of debt discount was amortized.

A trust affiliated with an officer, director and significant stockholder of the Company purchased one of the aforementioned promissory notes in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

11.  STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2005:

					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, October 1, 2004	283,250	$3	19,808,819	$198	$47,520,207	$(42,327,493)	$5,192,915
Stock issued upon exercise of 369,568 warrants	—	—	369,568	4	1,661,273	—	1,661,277
Conversion of Series D Preferred Stock	(50,000)	(1)	129,259	1	—	—	—
Conversion of Series E Preferred Stock	(233,250)	(2)	801,306	8	(6)	—	—
Cashless exercise of 25,000 Warrants	—	—	20,425	—	—	—	—
Stock issued upon exercise of stock options	—	—	187,862	2	643,800	—	643,802
Value assigned to extension of time to exercise 92,675 options	—	—	—	—	266,963	—	266,963
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	—	—	—	—	723,000	—	723,000
Issuance of stock options and warrants for services	—	—	—	—	3,080	—	3,080
Deemed dividends and accretion on convertible preferred stock of $1,796,426	—	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	(3,139,866)	(3,139,866)

Balance, March 31, 2005	—	$—	21,317,239	$213	$50,818,317	$(45,467,359)	$5,351,171

As of March 31, 2005, all previously outstanding shares of Series D and Series E Preferred Stock were converted into an aggregate of 930,565 shares of common stock.

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

As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 275,000 shares of its common stock at a price of $8.60 per share. The warrant is exercisable beginning six months after the date of issuance and for a period of five years thereafter. The Company also agreed to file a registration statement for the resale of shares acquired under the CEFF, or upon exercise of the warrant, within 45 days after entering into the agreement for the CEFF. In January 2005 the Company filed the required resale registration statement. The registration statement has not yet been declared effective. The 3,684,782 share maximum also includes any shares that the Company may issue in lieu of paying Kingsbridge liquidated damages in the event that registration statement is unavailable for the resale of the securities purchased by Kingsbridge under the CEFF once the registration statement has been declared effective. The Company has no obligation to draw down all or any portion of the commitment during its 24-month term.

The Company is obligated to use 40% of the proceeds it may receive from the CEFF or other equity financings to prepay any outstanding interest and principal on the notes described in Note 10 above. The Company may also be required to pay liquidated damages of up to $2,500,000 in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF. The Company has also agreed to pay to a consultant, who is not an affiliate of the Company or Kingsbridge, a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised.

The fair value of the warrant at the date of issuance, which amounted to $843,105, and legal, audit and associated fees of $193,079 were recorded as prepaid transaction costs. These costs will be reclassified to equity once the registration statement is declared effective or upon exercise of the warrant. The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The warrant has been accounted for as a derivative instrument in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” As a derivative, the fair value of the warrant is recorded as a liability at its estimated fair value at each balance sheet date until the effective date of the related registration statement, or upon warrant exercise, when the warrant liability, as may be further revalued, will be reclassified to equity. Changes in the fair value of the warrant are recorded as other income or expense in the accompanying income statement. For the three months ended March 31, 2005, $682,210 was recorded as unrealized gain for the change in valuation of the fair value of the warrant. For the period measured from the issuance date of December 14, 2004 until March 31, 2005, $267,931 was recorded as an unrealized expense for the change in valuation of the fair value of the warrant.

Stock Options

During the six months ended March 31, 2005, the Company recorded non-cash compensation expense of $266,963 for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock. For the three and six months ended March 31, 2005, the Company also recognized $1,540 and $3,080 of non-cash compensation expense, respectively, for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options. There were no non-cash compensation expenses for the quarter ended March 31, 2004 or for the six months ended March 31, 2004.

The following table summarizes information about stock option activity during the six months ended March 31, 2005:

	Number of Options	Weighted Average exercise price

Outstanding October 1, 2004	1,839,498	$4.68
Granted	597,500	$8.28
Exercised	(187,862)	$(3.43)
Canceled/expired	(119,825)	$(4.62)

Outstanding March 31, 2005	2,129,311	$5.80

Exercisable March 31, 2005	886,902	$3.98

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2005 to 2010 with an average life of 3.1 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2005:

	Number of Warrants	Weighted Average Exercise Price

Outstanding October 1, 2004	2,352,802		$3.74
Issued	425,000		$8.72
Exercised	(394,568)	$	(4.34)
Canceled/expired	(75,000)		$(11.00)

Outstanding March 31, 2005	2,308,234		$4.31

At March 31, 2005, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price	Expiration Date

655,000	$2.00	September 30, 2006
451,880	$3.01	March 31, 2007
272,729	$6.75	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
275,000	$8.60	June 14, 2010

2,308,234

12.  BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Commercial Products Group (Commercial Group) markets and licenses HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar, Sound Cluster and HSS sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenues:
Commercial Products Group	$109,523	$455,156	$296,872	$537,095
Government Group	2,707,870	1,038,094	6,929,434	1,730,933

	$2,817,393	$1,493,250	$7,226,306	$2,268,028

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Gross Profit (Loss):
Commercial Products Group	$(408,137)	$(73,180)	$(612,433)	$(76,792)
Government Group	1,771,564	621,206	4,857,070	991,118

	$1,363,427	$548,026	$4,244,637	$914,326

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

In April 2005, the Company, ESI and its two principals entered into a Settlement Agreement and Mutual Release. As part of the settlement, the Company agreed to pay $150,000, which was previously recorded as a general and administrative expense, and to issue 17,500 shares of common stock to ESI, for which the fair market value as of April 27, 2005 was $140,175, which was recorded in the quarter ended March 31, 2005 as a general and administrative expense. In addition, Mr. Endsley and Mr. Paschall will be entitled to receive an aggregate commission equal to 1% of net sales from April 1, 2005 to September 28, 2007, of the Company’s HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to a maximum aggregate commission of $500,000. The Company also granted the recipients of the shares “piggyback” rights to have their shares included on future registration statements that the Company might file.

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

14.  INCOME TAXES

At March 31, 2005, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2004 the Company had for federal income tax purposes net operating loss carryforwards of approximately $37,400,000, which expire through 2025 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

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

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2005 and 2004. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

We make significant investments in research and development to expand our technology and product portfolio. We are expanding our LRAD product family, introducing a new NeoPlanar product line for emergency notification and general announcement markets which require high intelligibility, and utilizing our products to provide solutions for difficult acoustic challenges. We offer our products for sale worldwide, but expect our largest markets to be the United States, Europe and Asia.

Our four major products from our technology portfolio are listed below.

•

Our HyperSonic sound, or HSS, technology is a new parametric speaker technology that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, which are those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction, as we continue to improve and release higher reliability, lower distortion and higher output level models of our HSS products.

•

Our Long Range Acoustic Device, or LRAD, technology produces variable intensity acoustical sound intended for use in long-range delivery of directional sound information, which is effectively a supercharged megaphone. LRAD products are designed and used as directed long-range hailing and warning systems by both government and commercial customers. We believe our LRAD product innovation, our growing engineering capabilities, and our manufacturing and marketing competencies have established us as the leader in this new marketplace. We are marketing LRAD throughout the U.S. Department of Defense as “The Sound of Force Protection™”, and our markets are expanding to include law enforcement and commercial customers with significant security concerns. In fiscal 2004, we developed a remote controlled pan/tilt version of LRAD for critical infrastructure force protection applications, and we demonstrated our competency to engineer additional new sound solutions for the U.S. Department of Defense. We plan to introduce in the summer of 2005 a new Medium Range Acoustic Device (MRADTM). MRAD will be about half the size and weight of LRAD, and provide effective hailing and warning at approximately half the range of LRAD. MRAD is expected to be particularly effective on armored vehicles for urban warfare, shorter-range checkpoints and access denial, plus multiple applications for local, national and international law enforcement.

•

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

•

Our SoundCluster™ technology is a new multi-element speaker cluster optimized for even sound coverage over large areas. Our SoundCluster product offers an improved level of intelligibility and clarity in high ambient noise environments. The SoundCluster satisfies flight deck safety and large area emergency notification requirements. The flexible and ruggedized SoundCluster design lends itself to installation in harsh environments, where conventional speakers may fail. During fiscal 2004, we deployed the first SoundCluster for use on a U.S. naval warship.

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

Overall Performance

Our second fiscal quarter, ended March 31, 2005, showed a substantial increase in revenues over the same period in the prior fiscal year. However, due to significant increases in operating expenses for the quarter, net loss for the fiscal quarter ended March 31, 2005 was higher than for the same period in the prior fiscal year. Our revenues for the three months ended March 31, 2005 were $2,817,393, compared to $1,493,250 for the three months ended March 31, 2004, an increase of 89%. Our gross profit for the three months ended March 31, 2005 was 48% of revenues, compared to 37% of revenues for the comparable period in the prior fiscal year. We recorded a gross profit of $1,363,427 for the three months ended March 31, 2005, which was higher than the gross profit of $548,026 for the three months ended March 31, 2004. Operating expenses increased from $1,723,720 for the three months ended March 31, 2004 to $3,546,429 for the three months ended March 31, 2005. In addition, for the three months ended March 31, 2005, there was a non-cash gain on derivative revaluation of $682,210 associated with the decrease in value of the warrant we issued to Kingsbridge Capital, and for the six months ended March 31, 2005 there was a non-cash expense of $267,931 associated with the increase in value of the same warrant. There were no corresponding entries for the same periods in the prior fiscal year. Our net loss increased from $1,165,196 for the three months ended March 31, 2004 to $1,613,016 for the three months ended March 31, 2005.

We are continuing to focus our efforts on near-term revenue and gross margin improvement from our existing, marketable products. We have filled key management and operations positions and increased personnel in our sales and marketing and engineering departments. While new hires have necessarily resulted in increased expenses, we believe these new hires are important to near-term revenue and gross margin improvements. We are currently focusing our resources primarily on sales, marketing, engineering and production of existing products. We are closely monitoring expenses for our Advanced Development department, charged with development of new products. Our policy is to establish a compelling business case for each Advanced Development initiative.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development and on patent applications related to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time and disrupt sales or licensing activities and result in lengthy and costly delays.  See “Business Risks” below.

Recent Developments

In April 2005, we entered into a Settlement Agreement and Mutual Release with eSoundIdeas, Inc., its two principals and a related partnership, which we refer to collectively as the ESI Parties. Pursuant to the Settlement Agreement, we and the ESI Parties settled litigation arising out of a dispute regarding a license and marketing agreement that we terminated in May 2003, and regarding stock options issued to each of the principals in April 2001 which expired unexercised following termination of consulting services provided to us by these principals. As part of the settlement, the Company agreed to pay $150,000, which was previously recorded as a general and administrative expense, and to issue 17,500 shares of common stock to the ESI Parties, for which the fair market value as of April 27, 2005 was $140,175, which was recorded in the quarter ended March 31, 2005 as a general and administrative expense. We granted the recipients of these shares “piggyback” rights to have their shares included on future registration statements that we might file. In addition, the ESI Parties will be entitled to receive an aggregate commission equal to 1% of net sales from April 1, 2005 to September 28, 2007, of our HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to a maximum aggregate commission of $500,000. We and the ESI Parties have executed a mutual release of claims, and have agreed to dismiss with prejudice the pending litigation among us.

In May 2005, Carl Gruenler, Vice President, Government and Force Protection Systems Group, left our company. Kalani Jones, President and Chief Operating Officer, will assume Mr. Gruenler's duties in the interim until we locate a replacement for Mr. Gruenler.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in Item 1 of Part I, “Financial Statements.”

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

Valuation of Intangible Assets.  Intangible assets include purchased technology and patents, which are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal 2004, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets by $37,798. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve.  We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 9 to our financial statements for additional information regarding warranties. The estimates we use have an impact on our financial statements. In the three and six months ended March 31, 2005, we recorded a net warranty reduction of $158,886 and $76,723, respectively, as a result of the following: 1) we reduced the warranty reserve that we had previously established in fiscal 2003 for HSS Generation 1 products, primarily as a result of the expiration of time to return failed HSS Generation 1 product to the company for replacement, and 2) we recorded a warranty provision for current sales of all products.

Derivative Instruments. We account for the warrant issued in December 2004 in conjunction with the Committed Equity Financing Facility with Kingsbridge Capital Limited as a derivative financial instrument. As a derivative, the fair value of the warrant is recorded as a liability in the balance sheet and changes in the fair value of the warrant are recognized as other income or expense during each period. The fair value of the warrant is expected to change primarily in response to changes in our stock price.

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

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax asset as management has not determined that it is more likely than not that the deferred tax asset will not be realized. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. Congress passed the American Jobs Creation Act of 2004 in October 2004. The new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. We have not yet determined what impact, if any, this new law may have on our deferred tax asset, or our future results of operations and financial condition.

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

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. In the quarter ended March 31, 2005, we reviewed the carrying value of our inventory and increased the reserve for obsolescence to $349,986, primarily for raw materials and finished goods that were used on our older HSS products for which there is anticipated to be reduced demand.

Results of Operations

Revenues

Revenues for the six months ended March 31, 2005 were $7,226,306, which was a 219% increase over the $2,268,028 in revenues for the six months ended March 31, 2004. Revenues for the six months ended March 31, 2005 and March 31, 2004 included $7,161,206 and $2,111,834 of product sales, and $65,100 and $156,194 of contract and license revenues, respectively. The increase in product sales was primarily due to increased sales of LRAD products by our Government Group.

Revenues for the three months ended March 31, 2005 were $2,817,393, which was an 89% increase over the $1,493,250 in revenues for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2005 included $2,814,293 of product sales and $3,100 of contract and license revenues. Revenues for the three months ended March 31, 2004 consisted entirely of product sales. The increase in revenues was primarily due to increased sales of LRAD products by our Government Group.

At March 31, 2005, we had $300,000 in deferred revenue or deposits for existing contracts, agreements and licenses.

We have only a limited record of recurring sales, so we do not consider order backlog to be an important index of future performance at this time. Our backlog is affected by the timing of large orders and order deliveries, especially to government customers. Our order backlog was approximately $128,017 at March 31, 2005 and approximately $600,000 at March 31, 2004. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Our Commercial Products Group, or Commercial Group, markets and licenses HSS and NeoPlanar products to companies, which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group, or Government Group, markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets.

Presented below is a summary of revenues by business segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenues:
Commercial Products Group	$109,523	$455,156	$296,872	$537,095
Government Group	2,707,870	1,038,094	6,929,434	1,730,933

	$2,817,393	$1,493,250	$7,226,306	$2,268,028

Commercial Group revenues for all reported periods consisted primarily of HSS and Neoplanar product sales. The decrease in Commercial Group revenues for the three and six months ended March 31, 2005 compared to the comparable prior fiscal periods was due to a shift in marketing focus from multiple small volume sales to pursuit of high volume contracts which require much longer sales cycles.

Government Group revenues for all reported periods consisted primarily of sales of LRAD and, NeoPlanar products and engineering services such as installation design and support. These revenues are derived primarily from a limited number of large orders and the timing of follow-on orders, if any, is difficult to predict. Government Group revenues for the three and six months ended March 31, 2005 were $2,707,870 and $6,929,434 respectively, and consisted primarily of LRAD product sales and engineering services. Government Group sales for the three and six month periods ended March 31, 2004 were $1,038,094 and $1,730,933, respectively, and consisted primarily of LRAD and NeoPlanar product sales and engineering services.

For the six months ended March 31, 2005, sales to one customer in the Government Group accounted for 82% of total revenues and sales to a second customer in the Government Group, including affiliates of the customer, accounted for 10% of total revenues. For the three months ended March 31, 2005, sales to one customer in the Government Group accounted for 93% of total revenues. For the six months ended March 31, 2004 sales to two customers in the Government Group accounted for 41% and 32% of total revenues, respectively, and sales to one customer in the Commercial Group accounted for 11% of total revenues. For the three months ended March 31, 2004, sales to one customer in the Government Group accounted for 62% of total revenues, and sales to one customer in the Commercial Group accounted for 17% of total revenues. The loss of any one of these significant customers would have a material adverse effect on our results of operations and financial condition.

Gross Profit

Presented below is the gross profit or loss by business segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Gross Profit (Loss):
Commercial Products Group	$(408,137)	$(73,180)	$(612,433)	$(76,792)
Government Group	1,771,564	621,206	4,857,070	991,118

	$1,363,427	$548,026	$4,244,637	$914,326

The overall gross profit for the six months ended March 31, 2005 was $4,244,637, or 59% of revenues, compared to gross profit of $914,326 or 40% of revenues for the comparable period of the prior fiscal year. The significant improvement in gross profit as a percentage of revenues reflected improved gross profit in our Government Group, offset in part by increased gross losses in our Commercial Group.

The overall gross profit for the three months ended March 31, 2005 was $1,363,427 or 48% of revenues, compared to gross profit of $548,026 or 37% of revenues for the comparable period of the prior fiscal year. Gross profit as a percentage of revenues improved over the comparable period of the prior fiscal year as a result of improved gross profit in our Government Group, offset in part by increased gross losses in our Commercial Group.

We experienced gross losses in our Commercial Group for the three and six months ended March 31, 2005 of $408,137 and $612,433 respectively, as limited sales were not sufficient to absorb fixed manufacturing overhead costs and substantial reserves were taken for obsolete and slow moving inventory particularly for our older HSS products. For the three and six months ended March 31, 2004, we had gross losses in our Commercial Group of $73,180 and $76,292 respectively, primarily as a result of limited sales compared to fixed overhead and warranty costs. During fiscal year 2003 and fiscal 2004 we changed our HSS Generation 1 emitter design to eliminate the requirement for a vacuum in the emitter, and we improved film quality. During fiscal 2004, we made further raw material improvements in the electronics and the manner in which the film and emitters are produced. We believe that future generations of our products will be more reliable. We expect that warranty costs will decrease in fiscal 2005, and that as the volume of HSS product sales grow, we will achieve positive gross margins in future periods.

Gross profit for our Government Group for the three and six months ended March 31, 2005, was $1,771,564 and $4,857,070 respectively compared to $621,206 and $991,118 for the three and six months ended March 31, 2004. Gross profit percentage continues to be highly dependent on sales prices, volumes, purchasing costs and overhead allocations. Our various sound products have different margins, so product sales mix will materially affect gross profits. In addition, we continue to make model updates and changes including raw material and component changes, which change product costs. We therefore do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues were 57% for the six months ended March 31, 2005 compared to 95% for the six months ended March 31, 2004. These costs for the six months ended March 31, 2005 totaled $4,089,951, which represents an increase from selling general and administrative expenses of $2,151,786 for the six months ended March 31, 2004.

The overall increase for the six months ended March 31, 2005 included the following:

•	$581,029 increase in personnel and related expenses due to increases in headcount and salaries.

•	$213,180 increase in commission expenses resulting from increased sales in our Government Group.

•	$539,399 increase in legal expense related to the litigation which settled in April 2005, and increased legal costs of public company compliance.

•	$210,116 increase in travel and entertainment and marketing expenses as a result of increased sales efforts.

•	$95,537 increase in insurance expenses.

•	$69,724 increase in depreciation expenses due to an increase in depreciable capital assets.

Selling, general and administrative expenses as a percentage of sales were 74% for the three months ended March 31, 2005 compared to 72% for the three months ended March 31, 2004. These costs for the three months ended March 31, 2005 totaled $2,094,036, which represents an increase from selling, general and administrative expenses of $1,079,472 for the three months ended March 31, 2004.

The overall increase for the three months ended March 31, 2005 included the following:

•	$192,213 increase in personnel and related expenses due to increases in headcount and salaries.

•	$474,586 increase in legal expense related to the litigation which settled in April 2005, and increased costs of public company compliance.

•	$106,841 increase in travel and entertainment and other marketing related expenses as a result of increased sales.

•	$87,343 increase in insurance expenses.

•	$44,225 of increased consulting expenses.

We expect selling, general and administrative expenses to increase in future periods as we increase our marketing efforts for our proprietary sound technologies. We will also incur substantial additional expense over the remainder of fiscal 2005 to improve and document our internal control over financial reporting in anticipation of management’s required assessment of the effectiveness of our internal control over financial reporting and the attestation of such assessment by our independent registered public accounting firm, required by Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our report on Form 10-K for the fiscal year ending September 30, 2005.

Research and Development Expenses

Research and development expenses increased by $1,819,789 from $1,093,219 for the six months ended March 31, 2004 to $2,913,008 for the six months ended March 31, 2005. Research and development expenses as a percentage of sales were 40% for the six months ended March 31, 2005 compared to 48% for the six months ended March 31, 2004.

The overall increase for the six months ended March 31, 2005 included the following:

•	$997,520 increase in personnel and related costs as we significantly increased our engineering design and development capability.

•	$245,183 non-cash expense associated with the modification of stock options for departing employees.

•	$538,239 increase for prototypes and other parts relating to our continuing effort to design and develop new and more reliable products.

Research and development expenses increased by $808,145 from $644,248 for the three months ended March 31, 2004 to $1,452,393 for the three months ended March 31, 2005. Research and development expenses as a percentage of sales were 52% for the three months ended March 31, 2005 compared to 43% for the three months ended March 31, 2004.

The overall increase for the three months ended March 31, 2005 included the following:

•	$479,382 increase in personnel and related costs, as we significantly increased our engineering design and development capability.

•	$59,712 decrease for consulting expenses.

•	$320,555 increase for prototypes and other parts relating to our continuing effort to design and develop new and more reliable products.

Research and development expenses vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect research and development expenses for the remainder of fiscal 2005 to be higher than the corresponding periods of fiscal 2004.

Loss From Operations

Loss from operations was $2,758,322 for the six months ended March 31, 2005 compared to $2,330,679 for the six months ended March 31, 2004. The increase in loss from operations was due to a $3,757,954 increase in total operating expenses, offset in part by an increase of $3,330,311 in gross profit. Losses from operations are expected to continue in the current fiscal year.

Loss from operations was $2,183,002 for the three months ended March 31, 2005 compared to $1,175,694 for the three months ended March 31, 2004. The increase in loss from operations reflected a $1,822,709 increase in total operating expenses, offset in part by an increase of $815,401 in gross profit.

Other Income (Expense)

We recorded $569,986 of other income and $381,544 of other expense for the three and six months ended March 31, 2005, compared with $10,498 and $29,056 of other income for the three and six months ended March 31, 2004. Other income for the three months ended March 31, 2005 included $682,210 of non-cash derivative revaluation income related to the decrease in the fair value during the three months ended March 31, 2005 of the warrant issued to Kingsbridge Capital Limited. Other expense for the six months ended March 31, 2005 included $267,931 of non-cash derivative revaluation expense related to the increase in the fair value of such warrant measured from the issuance date of December 14, 2004 to March 31, 2005. We also incurred interest expense of $130,631 and $142,961 and recognized $18,407 and $29,348 of interest income from invested cash balances during the three and six months ended March 31, 2005. During the three and six months ended March 31, 2004, we recorded interest expense of $993 and $1,809, respectively, and $11,491 and $30,865, respectively, of interest income from invested cash balances.

Net Loss

Net loss for six months ended March 31, 2005 was $3,139,866 compared to net loss of $2,301,623 for the six months ended March 31, 2004. Net loss for the three months ended March 31, 2005 was $1,613,016 compared to net loss of $1,165,196 for the three months ended March 31, 2004. The increase in net loss during the 2005 periods resulted primarily from higher operating expenses, offset in part by increases in gross margins. The non-cash derivative revaluation expense recorded for the three and six months ended March 31, 2005 contributed to increased net loss for the six month period and reduced the net loss for the three month period.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock outstanding during each period. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,518,651 and $1,796,426 for the three and six months ended March 31, 2005, and $406,846 and $700,551 for the three and six months ended March 31, 2004. Accordingly, the net loss available to common stockholders was $3,131,667 and $4,936,292 for the three and six months ended March 31, 2005, and $1,572,042 and $3,002,174 for the three and six months ended March 31, 2004.

On January 18, 2005, we gave notice to all holders of Series D and Series E Preferred Stock that we had elected to convert the shares of Series D and Series E Preferred Stock to common stock. All 50,000 issued and outstanding shares of Series D Preferred Stock converted into an aggregate of 129,259 shares of common stock on the date of notice, and all 233,250 issued and outstanding shares of Series E Preferred Stock converted into an aggregate of 801,306 shares of common stock on February 1, 2005. As all the Series D and Series E Preferred Stock was called for conversion as described above, $1,504,711 was accreted in the second fiscal quarter, in addition to the accretion of $13,940 at the stated rate of 6%, and increased the net loss available to common stockholders.

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our proprietary sound technologies. Our net cash used in operating activities was $1,712,084 for the six months ended March 31, 2005 compared to $3,658,752 for the six months ended March 31, 2004. For the six months ended March 31, 2005, the net loss of $3,139,866 included certain expenses not requiring the use of cash totaling $1,012,080. For the six months ended March 31, 2005, cash was used in operating activities through an increase of $493,601 in inventory, an increase of $29,773 in prepaid expenses and an increase of $16,357 in warranty payments. Cash was provided in operating activities through a decrease of $432,244 in accounts receivable, an increase of $523,189 in accounts payable and accrued liabilities.

At March 31, 2005, we had accounts receivable of $494,503 as compared to $926,747 at September 30, 2004. The balance at March 31, 2005 represented approximately 35 days of revenues. One customer accounted for 56% of accounts receivable and two other customers accounted for 21% and 14% of accounts receivable at March 31, 2005, No other customer accounted for more than 10% of accounts receivable at March 31, 2005. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our proprietary sound technology products. Our receivables can also vary substantially due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the six months ended March 31, 2005 and March 31, 2004 we used cash of $355,995 and $104,765, respectively for the purchase of equipment and software and made investments of $144,420 and $204,819, respectively in patents and new patent applications. We anticipate a continued investment in patents for the balance of fiscal 2005.

Cash from financing activities provided $4,195,940 and $697,540 for the six months ended March 31, 2005 and March 31, 2004. During the six months ended March 31, 2005, we received $2,000,000 from the sale of unsecured promissory notes, $1,661,277 from the exercise of common stock warrants and $643,802 from the exercise of stock options. During the six months ended March 31, 2004, we received $50,000 from the exercise of common stock warrants and $653,202 from the exercise of common stock options.

At March 31, 2005, we had working capital of $4,690,763 compared to working capital of $3,472,984 at September 30, 2004.

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

The CEFF requires us to have a resale registration statement filed within 45 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission (SEC) within 45 days or 120 days of filing, depending on whether the SEC elects to review the registration statement. The required registration statement was filed in January 2005. The resale statement has not yet been declared effective. We cannot elect to sell shares to Kingsbridge until the registration statement is effective.

In certain instances, we may be required to pay liquidated damages or other amounts resulting from the unavailability of a registration statement. For further details, see “Business Risks” below.

Based on such factors as market conditions, financing needs and the time required for the SEC to declare the resale registration statement effective, we currently expect that we may begin to utilize the CEFF during fiscal 2005 in order to fund working capital requirements. However, the timing and extent of our ability to utilize the CEFF is uncertain. We are obligated to use 40% of the proceeds we may receive from the CEFF to prepay any outstanding interest and principal on the notes sold in December 2004. Under the rules of the Nasdaq Stock Market, the maximum number of shares we may sell to Kingsbridge without approval of our stockholders is 3,684,782, which includes any shares we may issue in lieu of paying liquidated damages, but excludes the warrant shares. This limitation may further reduce the amount of proceeds we are able to obtain from the CEFF. We agreed to pay to a consultant a finder fee equal to 4% of the first $5 million raised under the CEFF, 3% for the second $5 million raised under the CEFF, 2% for the third $5 million raised under the CEFF, and 1.5% for any additional amounts raised under the CEFF. See “Business Risks” below for a discussion of other risks associated with the CEFF.

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

Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;

•	introduction of competing technologies;

•	failure of sales from our Government Group and Commercial Group to meet planned projections;

•	product mix and effect on margins; and

•	product acceptance in new markets.

Principal factors that could affect the availability to obtain cash from external sources include:

•	inability to have the registration statement required by the CEFF declared effective by the SEC;

•

decrease in the market price of our common stock, which may render the CEFF unavailable (if the purchase price under the CEFF would be less than $3.00 per share), or which may make the CEFF a less attractive funding source.;

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

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1				After 5
Contractual Obilgations	Total	Year	1-3 Years	4-5 Years	Years

Capital leases	$21,344	$12,806	$8,538	—	—
Operating leases	355,827	245,033	110,794	—	—
Long Term Debt	2,000,000		2,000,000	—	—

Total contractual cash obligations	$2,377,171	$257,839	$2,119,332	—	—

The Company had no material purchase obligations at March 31, 2005.

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

We have incurred significant operating losses and anticipate continued losses in the remainder of fiscal 2005. At March 31, 2005, we had an accumulated deficit of $45,467,359. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;

•	introduction of new competing technologies;

•	failure of sales from our Government Group and Commercial Group to meet planned projections;

•	product mix and effect on margins; and

•	acceptance of our products in new markets.

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

If our stock price falls below $3.41 per share we will be unable to draw down on the CEFF unless the stock price increases. The potential unavailability of this facility would negatively affect our financing activities.

We have entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited. Under the terms of our agreement with Kingsbridge, we may, at our sole discretion, sell to Kingsbridge, and Kingsbridge would be obligated to purchase, shares of our common stock for up to $25 million in proceeds to us. The price at which we may sell shares of common stock under the agreement is based on a discount to the volume weighted average market price of the common stock for fifteen trading days following each of our elections to sell shares. For each election to sell shares, we select the lowest threshold price at which our stock may be sold, but the threshold price cannot be lower than $3.00 per share. In the event the market price of our common stock falls below $3.41 per share, which after giving effect to the discount would result in a price per share lower that the $3.00 minimum threshold price, the CEFF will not be an available source of financing. Our stock has traded below $3.41 per share during many in the past, including most recently during May 2003. In addition, we are obligated to use 40% of the proceeds we may raise from the CEFF to prepay any outstanding interest and principal on promissory notes we sold in December 2004 with an aggregate principal amount of $2,000,000. Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement.

If we are unable to draw down on the CEFF, and are otherwise unable to obtain capital from other sources on a timely basis or on terms favorable to us, we may be required to scale back our marketing and research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.

If Kingsbridge determines that a material and adverse event has occurred that affects our company, we will be unable to draw down on the CEFF. The potential unavailability of this facility would negatively affect our financing activities.

Our agreement with Kingsbridge permits Kingsbridge to terminate the CEFF if Kingsbridge determines that a material and adverse event has occurred affecting the business, operations, properties or financial condition of our company, or if any situation occurs that would interfere with our ability to perform any of our obligations under the agreement. If we are unable to draw down on the CEFF, and are otherwise unable to obtain capital from other sources on a timely basis or on terms favorable to us, we may be required to scale back our marketing and research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.

Each advance under the CEFF is limited. We may not draw down on the CEFF when Kingsbridge beneficially owns in excess of 9.9% of our outstanding shares. The potential unavailability of this facility would negatively affect our financing activities.

Each draw down election we make is limited to a maximum of 3% of our market capitalization at the time of the election, and cannot in any case exceed $10 million. We must also wait at least five trading days after the end of a fifteen trading day draw down period before we can commence the next draw down. In addition, the CEFF limits the beneficial ownership of Kingsbridge to 9.9% of our outstanding common stock, which percentage includes any shares of common stock purchased pursuant to the CEFF, that we may issue as liquidated damages, and issued upon exercise of the warrant. Depending on the market price of our common stock and Kingsbridge’s other holdings of our common stock, this restriction may limit the maximum amount we can draw down under the CEFF. If Kingsbridge’s beneficial ownership were to exceed 9.9% of our outstanding common stock, together with the total amount of our common stock that would be outstanding upon completion of a draw down, we would not be able to draw down on the Committee Equity Facility until such time as Kingsbridge sells enough shares of our common stock or our number of shares of common stock outstanding increases, which may not occur. Therefore, we may not be able to draw down on the full $25 million commitment.

Our sales of stock to Kingsbridge will be discounted to market price, so our stockholders will experience immediate dilution in the value of their shares if we sell shares to Kingsbridge under the CEFF.

The issuance of shares under the CEFF will have a dilutive impact on other stockholders, and the issuance or even potential issuance of such shares could have a negative effect on the market price of our common stock. In addition, if we draw down the CEFF, we will issue shares to Kingsbridge at a discount ranging from 8% to 12% of the daily volume weighted average prices of our common stock during the fifteen day trading period after initiation of each draw down. Issuing shares at such a discount will further dilute the interests of other stockholders. The 9.9% limitation on Kingsbridge’s beneficial ownership will not prevent Kingsbridge from selling some of its holdings and then receiving additional shares, such that the total number of shares that we may sell to Kingsbridge under the CEFF and it resells is greater than 9.9% of our outstanding stock.

There are a large number of shares underlying the CEFF that we are in the process of registering in a registration statement, and the sale of these shares may depress the price of our common stock.

To the extent that Kingsbridge sells shares of our common stock issued under the CEFF under an effective registration statement, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of dilution from sales of stock to or by Kingsbridge may cause holders of our common stock to sell their shares, which could contribute to a decline in our stock price.

The sale of shares underlying the CEFF could encourage short sales by third parties, which could contribute to the future decline of our stock price.

A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the CEFF could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a stockholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place downward pressure on the price of our common stock by increasing the number of shares being sold, which could contribute to the future decline of our stock price.

We cannot predict the actual number of shares that we will issue under the CEFF, in any particular draw down, or in total. The number of shares we will issue will fluctuate based on the market price of our stock over the fifteen trading days after we give a draw down notice for each draw down period.

The actual number of shares that we will issue under the CEFF in any particular draw down, and in total, is uncertain. Subject to the limitations in our agreement with Kingsbridge, we have the discretion to draw down funds at any time throughout the term of the CEFF, and we have not determined the amount of proceeds, if any, we will seek to raise through the CEFF. Also, the number of shares we must issue after giving a draw down notice will fluctuate based on the market price of our stock over the fifteen trading days after we give a draw down notice, and Kingsbridge will receive more shares if our stock price declines. Assuming the volume weighted average price of our common stock is $8.36 per share, which was the closing sale price reported on the NASDAQ SmallCap Market on April 15, 2005, and we elected to draw down a total of $10 million under the CEFF, we would issue 1,329,080 shares of common stock to Kingsbridge, representing 5.9% of our common stock outstanding as of April 15, 2005, after giving effect to the sale of such shares. Using the same assumptions and conditions but with elections by us to draw down the full $25 million under the CEFF, we would issue 3,322,700 shares of common stock to Kingsbridge, representing 13.5% of our common stock outstanding on April 15, 2005, after giving effect to the sale of such shares. During the one year period ended April 15, 2005, our stock price as reported on the NASDAQ SmallCap Market ranged from a high of $11.55 to a low of $4.38.

The above estimates of the number of shares to be sold assume that our stock price would remain constant during each fifteen trading day draw down period, and across all draw down periods. This assumption is not realistic, particularly since during each fifteen trading day draw down period, Kingsbridge is permitted to sell the shares to be issued with respect to each trading day once the discount purchase price for such day (and therefore the number of shares to be purchased for such day) is determined. These permitted sales during a draw down period may cause the volume weighted average price of our common stock to decline on immediately subsequent days, resulting in the sale of additional shares to Kingsbridge on immediately subsequent days for the same monetary proceeds to us. The further sale of shares priced on those immediately subsequent days could then cause further price declines on later days, resulting in the sale of increasing numbers of shares for the same monetary proceeds as the draw down period progresses.

Furthermore, Kingsbridge’s 9.9% beneficial ownership limitation is determined on, and based on the amount of our common stock outstanding on, each settlement date. As the number of shares outstanding on each settlement date increases, Kingsbridge may be required to purchase more shares of our common stock during a draw down period than would have been apparent on the date that we sent the draw down notice to Kingsbridge.

We may issue additional common stock in the future, including shares under our CEFF, and this stock may reduce the value of your common stock.

As a result of the CEFF or other financings, we may issue additional shares of common stock without further action by our stockholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of common stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of our total shares that will be outstanding after such events. If we satisfy the conditions that allow us to draw down the entire $25 million available under the CEFF, and we choose to do so, then generally, as the market price of our common stock decreases, the number of shares we will have to issue upon each draw down on the CEFF increases, to a maximum of 3,684,782 shares we may issue without stockholder approval. Drawing down on the CEFF when the price of our common stock is decreasing will have an additional dilutive effect to your ownership percentage and may result in additional downward pressure on the price of our common stock.

Sales of common stock issuable on the exercise of outstanding options and warrants, including the warrant held by Kingsbridge, may depress the price of our common stock.

As of April 15, 2005, there were options granted to our employees, directors and consultants to purchase 2,129,311 shares of our common stock. As of April 15, 2005, there were warrants granted to investors to purchase 2,308,234 shares of our common stock, including the warrant issued to Kingsbridge exercisable for 275,000 shares. The exercise prices for the options and warrants range from $2.00 to $11.00 per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

Our CEFF imposes certain liquidated damages which may impair our liquidity and ability to raise capital.

The terms of the CEFF require us to pay liquidated damages in the event that a registration statement is not available for the resale of securities purchased by Kingsbridge under the CEFF. These liquidated damages provisions generally require us to pay an amount based on the decline in value, if any, of shares held by Kingsbridge during the time a registration statement is unavailable. The liquidated damages could severely affect our liquidity, or to the extent we are permitted to and decide to pay such damages through the issuance of common stock, cause significant dilution to our common stockholders.

We may not issue convertible securities with a floating or adjustable discount to the price of our common stock during the two year term of the Common Equity Financing Facility without the prior written consent of Kingsbridge, which consent we may not be able to obtain. These restrictions may affect our ability to raise capital.

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

Our ability to draw down on the CEFF may be limited under the rules of the NASDAQ Stock Market.

Under the rules of the NASDAQ Stock Market, the approval of our stockholders is required for the sale of shares to Kingsbridge totaling more than 20% of our issued and outstanding shares at the time we entered into the agreement with Kingsbridge. If our average sale price to Kingsbridge is below $6.78 per share (equivalent to a volume weighted average price of $7.54 per share, assuming a 10% discount for all sales) and we elect to draw the full $25 million commitment, it would require that we issue more than 20% of our issued and outstanding shares at the time we entered into the agreement with Kingsbridge and we would need to seek stockholder approval to do so. The $6.78 average sale price mentioned above assumes that we have not issued Kingsbridge any shares in lieu of paying liquidated damages that may be owed to Kingsbridge in the event that the availability of its registration statement is suspended. If we issue shares to Kingsbridge in lieu of payment of liquidated damages, the average sale price (and the volume weighted average price) would need to be higher in order to elect to draw the full $25 million commitment without stockholder approval. If we are unable to obtain such stockholder approval, our ability to raise capital under the CEFF will be impaired. If we are unable to obtain capital from other sources on a timely basis or on terms favorable to us, we may be required to scale back our marketing and research and development efforts, sell or license some or all of our technology or assets or curtail or cease operations.

One customer accounted for approximately 93% of our revenues for the three months ended March 31, 2005, two customers accounted for 92% of our revenues for the six months ended March 31, 2005, and we continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U. S. military, accounted for 93% of net revenues for the three months ended March 31, 2005. For the six months ended March 31, 2005, ADS accounted for 82% of our revenues and a second customer and its affiliates accounted for 10% of our revenues. These customers have the right to cease doing business with us at any time. If this were to occur and we could not replace them, our net revenues could decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and causing us to need to raise additional capital to fund our operations.

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

At March 31, 2005, we had a warranty reserve of $238,837. We recorded substantial warranty reserves for early versions of our HSS products and have little history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We could incur charges for excess and obsolete inventory.

Due to rapidly changing technology and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. Therefore, periodically, it may be necessary to write off inventory as excess or obsolete.

While we will make every attempt to successfully manage product transition, including inventory control of older generation products when introducing new products, we have previously experienced and may, in the future, experience reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required by the end of fiscal 2005 to perform an evaluation of our internal control over financial reporting and have our independent auditor attest to that evaluation. Compliance with these requirements is expected to be expensive and time consuming. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

In designing and evaluating our internal control over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. No system of internal control can be designed to provide absolute assurance of effectiveness and any material failure of internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. In addition, adverse publicity related to a material failure of internal control over financial reporting would have a negative impact on our reputation and business.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our first quarter of fiscal 2006, which ends December 31, 2005. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

We are exposed to market risk associated with our issuance of a warrant to Kingsbridge Capital Limited for 275,000 shares. Because this warrant is classified as a liability on our balance sheet, we must calculate the fair value of the warrant at the end of each quarter and record the change in fair value over the quarter to other income or expense until the related registration statement is effective, until the warrant is fully exercised, or until the expiration of the warrant in June 2010. Accordingly, we are incurring risk associated with increases or decreases in the market price of our stock, which will directly impact the fair value calculation and the non-cash charge or credit recorded to our statement of operations for future quarters. For example, if our stock price increases by 20% during the quarter ending June 30, 2005 from its March 31, 2005 value, the registration statement is not effective and all other inputs into the Black-Scholes valuation model remain unchanged from March 31, 2005, we would record approximately $353,516 of other expense for the period ended June 30, 2005. If our stock price decreased by 20% during the quarter ending June 30, 2005 from its March 31, 2005 value, and all other inputs into the Black-Scholes valuation model remain unchanged from March 31, 2005, we would record approximately $330,763 as other income.

We are also exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $6.2 million. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $62,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our co-principal executive officers and principal financial officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective, as of March 31, 2005.

(b)

Except as set forth below, no significant changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of a notification from our independent registered accounting firm to our Audit Committee that we had not followed all appropriate period close down procedures for our quarter ended December 31, 2004, referencing deficient procedures for evaluation of the accrual for bonuses for which executives were eligible, we have rectified this significant deficiency by accelerating the timing of the Compensation Committee's assessment for executive bonuses earned in the period.

Limitations. Our management, including our co-principal executive officers and principal financial officer, does not expect that our disclosure control or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

On May 9, 2005, Carl Gruenler, Vice President, Government and Force Protection Systems Group, left our company. Mr. Gruenler had been employed under the terms of a letter agreement amended on July 30, 2003. The letter agreement provided for an annual base salary of $110,000, and an annual performance bonus of up to 10% of base salary to be determined by the Compensation Committee and the Board of Directors. Mr. Gruenler's annual base salary at the time of separation was $250,000, and he participated in our broad-based commission plan in lieu of the annual performance bonus contemplated by his letter agreement. Mr. Gruenler's employment was terminable at-will by us or by Mr. Gruenler for any reason, with or without notice. Our employment arrangement with Mr. Gruenler was terminated in conjunction with his departure.

The foregoing disclosure is made in lieu of disclosure under Item 1.02 on Form 8-K.

Item 6. Exhibits

10.1	Table of Inducement Grants.

10.2	Offer Letter for Bruce Gray. +

10.3	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. +

10.4	Summary Sheet of Director and Executive Officer Compensation. +

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

AMERICAN TECHNOLOGY CORPORATION

	By:	/S/ MICHAEL A. RUSSELL

Date: May 10, 2005		Michael A. Russell, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Exhibit Index

10.1	Table of Inducement Grants.

10.2	Offer Letter for Bruce Gray. +

10.3	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. +

10.4	Summary Sheet of Director and Executive Officer Compensation. +

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