Form 10-Q
period 2005-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-08-09
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2005.

Common Stock, $0.00001 par value	24,239,840

(Class)	(Number of Shares)

AMERICAN TECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Technology Corporation
BALANCE SHEETS
(Unaudited)

	June 30, 2005	September 30, 2004 (a)

ASSETS
Current Assets:
Cash	$2,369,591	$4,178,968
Trade accounts receivable, less allowance of $105,000 and $25,000 for doubtful accounts, respectively	507,308	926,747
Inventories, net	1,571,620	651,095
Prepaid expenses and other	329,576	156,419
Prepaid transaction costs	659,846	—

Total current assets	5,437,941	5,913,229
Equipment, net	692,865	453,355
Patents, net	1,355,153	1,278,707

Total assets	$7,485,959	$7,645,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,121,358	$1,300,075
Accrued liabilities:
Payroll and related	561,338	302,706
Deferred revenue	450,000	322,344
Warranty reserve	228,487	331,917

Legal settlements	—	150,000
Other	39,890	22,236
Capital lease short-term portion	11,828	10,967
Derivative instrument	659,846	—

Total current liabilities	4,072,747	2,440,245
Long-Term Liabilities:
8% Unsecured Subordinated Promissory Notes, net of $553,447 and $0 debt discount	1,446,553	—

Capital lease long-term portion	3,148	12,131

Total liabilities	5,522,448	2,452,376

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 0 and 50,000 issued and outstanding, respectively. Liquidation preference of $0 and $572,500, respectively.	—	—
Series E Preferred stock 350,000 shares designated: 0 and 233,250 issued and outstanding, respectively. Liquidation preference of $0 and $2,556,000, respectively.	—	3

Common stock, $0.00001 par value; 50,000,000 shares authorized; 21,336,489 and 19,808,819 shares issued and outstanding respectively.	213	198
Additional paid-in capital	51,023,426	47,520,207
Accumulated deficit	(49,060,128)	(42,327,493)

Total stockholders’ equity	1,963,511	5,192,915

Total liabilities and stockholders’ equity	$7,485,959	$7,645,291

See accompanying notes to interim financial statements.
(a) Derived from the audited financial statements as of September 30, 2004.

American Technology Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,

	2005	2004	2005	2004

Revenues:
Product sales	$1,378,648	$2,089,359	$8,539,855	$4,201,193
Contract and license	15,149	17,922	80,249	174,116

Total revenues	1,393,797	2,107,281	8,620,104	4,375,309
Cost of revenues	991,790	1,006,319	3,973,461	2,360,021

Gross profit	402,007	1,100,962	4,646,643	2,015,288

Operating expenses:
Selling, general and administrative	2,879,021	1,614,351	6,968,972	3,766,137
Research and development	1,268,468	890,299	4,181,476	1,983,518

Total operating expenses	4,147,489	2,504,650	11,150,448	5,749,655

Loss from operations	(3,745,482)	(1,403,688)	(6,503,805)	(3,734,367)

Other income (expense):
Interest income	16,687	13,731	46,035	44,596

Interest expense	(131,904)	(454)	(274,865)	(2,263)

Unrealized gain on derivative revaluation	451,190	—	183,259	—

Warrant impairment expense	(183,259)	—	(183,259)	—

Total other income (expense)	152,714	13,277	(228,830)	42,333

Net loss	(3,592,768)	(1,390,411)	(6,732,635)	(3,692,034)

Dividend requirements on convertible preferred stock	—	387,019	1,796,426	1,087,570

Net loss available to common stockholders	$(3,592,768)	$(1,777,430)	$(8,529,061)	$(4,779,604)

Net loss per share of common stock - basic and diluted	$(0.17)	$(0.09)	$(0.41)	$(0.24)

Average weighted number of common shares outstanding	21,328,989	19,719,657	20,599,047	19,534,343

See accompanying notes to interim financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended June 30,

	2005	2004

Increase (Decrease) in Cash
Operating Activities:
Net loss	$(6,732,635)	$(3,692,034)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	320,158	164,920
Allowance for doubtful accounts	80,000	—
Warranty provision	(16,915)	83,233
Provision for obsolete inventory	183,535	—
Options granted for compensation	329,202	150,000
Common stock issued for legal settlement	140,175	—
Amortization of debt discount	190,530	—

Changes in assets and liabilities:
Trade accounts receivable	339,439	(1,202,762)
Inventories	(1,104,060)	(488,864)
Prepaid expenses and other	(173,157)	(221,109)
Accounts payable	821,283	430,086
Warranty payments	(86,515)	(37,588)
Accrued liabilities	253,942	(95,414)

Net cash used in operating activities	(5,455,018)	(4,909,532)

Investing Activities:
Purchase of equipment	(448,535)	(299,623)
Patent costs paid	(187,579)	(254,096)

Net cash used in investing activities	(636,114)	(553,719)

Financing Activities:
Payments on capital lease	(8,122)	(7,341)
Proceeds from issuance of unsecured promissory notes	1,979,023	—
Proceeds from exercise of common stock warrants	1,661,277	50,000
Proceeds from exercise of stock options	649,577	1,056,367

Net cash provided by financing activities	4,281,755	1,099,026

Net decrease in cash	(1,809,377)	(4,364,225)
Cash, beginning of period	4,178,968	9,850,358

Cash, end of period	$2,369,591	$5,486,133

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$44,443	$2,263
Cash paid for taxes	$—	$—
Non-cash financing activities:
Warrants issued for offering costs	$843,105	$—
Warrants issued for debt financing	$723,000	$—
Common stock issued on conversion of Series E preferred stock	$2,604,238	$320,414
Common stock issued on conversion of Series D preferred stock	$581,666	$—
Common stock issued for legal settlement accrual	$—	$248,000

See accompanying notes to interim financial statements.

1. OPERATIONS

American Technology Corporation (the Company) is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company produces products based on its HyperSonic® Sound (HSS®), Long Range Acoustic Device (LRAD™), Medium Range Acoustic Device (MRADTM), NeoPlanar® and other sound technologies.

The Company’s operations are organized into two segments by the end-user markets they serve. The Commercial Products Group, (Commercial Group), formerly known as the Business Products and Licensing Group, markets and licenses HSS and NeoPlanar products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, MRAD, NeoPlanar, SoundCluster™ and HSS products to government and military customers and to the expanding force protection and commercial security markets.

The Company’s principal markets for its proprietary sound reproduction technologies and products are in North America, Europe and Asia.

The Company continues to be subject to certain risks, including history of net losses and expectation to continue to incur net losses; dependence on a limited number of customers; reliance on third-party suppliers and manufacturers; competition; the uncertainty of the market for new sound products; limited manufacturing, marketing and sales experience; uncertainty regarding future warranty costs; and the substantial uncertainty of ability to achieve profitability and positive cash flow.

2.  STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and nine months are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company’s annual report on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Other than cash of $2,369,591 at June 30, 2005, accounts receivable collections and the net proceeds of the equity financing completed in July 2005 (see Note 15 below) (the 2005 Equity Financing), the Company has no other material unused sources of liquidity at this time. The Company has financed its operations primarily through cash generated from product sales and from financing activities. Management expects to incur additional operating losses during the balance of fiscal 2005 as a result of expenditures for research and development and marketing costs. The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. Based on the Company’s cash position at June 30, 2005 and the proceeds of the 2005 Equity Financing, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for at least the next twelve months. Management believes product sales will provide additional operating funds. If required, management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

3.  NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 4,442,044 shares of common stock were outstanding at June 30, 2005 and stock options, warrants and convertible preferred stock exercisable or convertible into 5,071,647 shares of common stock were outstanding at June 30, 2004. These securities are not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

The Company allocated the proceeds from prior preferred stock issuances between the preferred stock and warrants and also calculated the beneficial conversion discount for each series of preferred stock. The value of the beneficial conversion discount and the value of the warrants were recorded as a deemed dividend and were accreted over the conversion period of the preferred stock. Net loss available to common stockholders was increased in each period presented in computing net loss per share by the accretion of the value of these imputed deemed dividends. Such imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit. Amounts were included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends. All of the Company’s outstanding shares of Series D and E Preferred Stock were converted to common stock during the quarter ending March 31, 2005.

The provisions of each of the Company’s series of preferred stock also provided for a 6% per annum accretion in the conversion value (similar to a dividend). These amounts also increased the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(3,592,768)	$(1,390,411)	$(6,732,635)	$(3,692,034)

Imputed deemed dividends on Series D and E warrants issued with preferrd stock	—	(100,179)	(592,137)	(347,292)

Imputed deemed dividends on Series D and E preferred stock	—	(243,396)	(1,146,917)	(603,386)

Accretion on preferred stock at 6% stated rate:
Series D preferred stock	—	(7,500)	(9,167)	(22,500)

Series E preferred stock	—	(35,944)	(48,205)	(114,392)

Net loss available to common stockholders	$(3,592,768)	$(1,777,430)	$(8,529,061)	$(4,779,604)

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

As all the Series D and Series E Preferred Stock were called for conversion as described above, $1,504,711 of deemed dividends were accelerated and accreted in the quarter ending March 31, 2005, in addition to the accretion of $13,940 at the stated rate of 6%, increasing the net loss available to common stockholders for that period.

4.  STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using the intrinsic value method. In most cases, the Company does not recognize compensation expense for its employee stock option grants, as they have been granted at the fair market value of the underlying common stock at the grant date. Had compensation expense for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards through June 30, 2005 consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net loss available to common shareholders	$(3,592,768)	$(1,777,430)	$(8,529,061)	$(4,779,604)
Plus: Stock-based employee compensation expense included in reported net loss	57,619	—	324,582	—
Less: Total stock-based employee compensation expense determined using fair value based method	(326,240)	(150,489)	(1,210,466)	(658,344)

Pro forma net loss available to common stockholders	$(3,861,389)	$(1,927,919)	$(9,414,945)	$(5,437,948)

Net loss per common share - basic and diluted - as reported	$(0.17)	$(0.09)	$(0.41)	$(0.24)

Net loss per common share - basic and diluted - pro forma	$(0.18)	$(0.10)	$(0.46)	$(0.28)

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of zero percent for each period; expected volatility of 53 to 58 percent in 2005 and 60 to 75 percent in 2004; risk-free interest rates of 3.82 to 1.84 percent; and expected lives of 2.5 years for each period. The estimated fair value of the options so determined is then amortized to expense over the options’ vesting periods.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 123R, “Share Based Payment” (“Statement 123R”) Although Statement 123R states that it is effective for public companies at the beginning of the first interim or annual period after June 15, 2005, the Securities and Exchange Commission has adopted a rule delaying the required compliance date to the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Therefore, the Company will first be required to comply with Statement 123R in the quarter ending December 31, 2005. This statement eliminates the ability to account for share-based compensation using the intrinsic value-based method under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R would require the Company to calculate equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income (loss) and the related pro forma income (loss) per share information in accordance with FAS 123 and FAS 148, “Accounting for Stock-Based Compensation Costs-Transition and Disclosure.” The Company has not evaluated the impact that Statement 123R will have on its financial position and results of operations.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29”, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

In September 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for the periods presented herein and is not expected to have an impact in the future.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin 107 (“SAB 107”) which expresses views of the SEC staff regarding the interaction between Statement 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123R. The Company has not evaluated the impact that SAB 107 will have on its financial position and results of operations.

6.  INVENTORIES AND CONTRACT MANUFACTURING

Inventory is stated at the lower of cost, which approximates actual costs on a standard cost basis, or market. At June 30, 2005 $104,535 of inventory was located at the Company’s contract manufacturer.

Inventories consisted of the following:

	June 30, 2005	September 30, 2004

Finished goods	$901,323	$342,647
Raw materials	963,832	418,448

	1,865,155	761,095
Reserve for obsolescence	(293,535)	(110,000)

	$1,571,620	$651,095

During the nine months ended June 30, 2005, the Company shipped materials to its contract manufacturer, booked an amount due from the contract manufacturer and reduced inventory by $439,312. The Company did not recognize any revenue on these transactions. At June 30, 2005, the remaining balance due from the contract manufacturer, for shipments made to it, was $67,619. The contract manufacturer is using these materials to build products for the Company. The amount due from the contract manufacturer of $67,619 has been netted against the payable due to the contract manufacturer.

7.  CUSTOMER CONCENTRATION

For the three months ended June 30, 2005, sales to one customer in the Government Group accounted for 62% of total revenues. At June 30, 2005, this customer accounted for 21% of accounts receivable, net, and three other customers accounted for 30%, 21% and 14% of accounts receivable, net, respectively. No other customer accounted for more than 10% of accounts receivable, net, at June 30, 2005. For the three months ended June 30, 2004, sales to three customers in the Government Group accounted for 62%, 22% and 13% of total revenues. At June 30, 2004 the accounts receivable from these three customers accounted for 40%, 28% and 6% of accounts receivable, net, respectively and no other customer accounted for more than 10% of accounts receivable, net. For the nine months ended June 30, 2005, sales to one customer in the Government Group accounted for 79% of total revenues and sales to a second customer in the Government Group, including affiliates of the customer, accounted for 10% of total revenues. For the nine months ended June 30, 2004, sales to two customers in the Government Group accounted for 51% and 28% of total revenues, respectively. Management believes that the loss of any one of these significant customers would have a material adverse effect on the Company’s results of operations and financial condition.

8.  INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	June 30, 2005	September 30, 2004

Cost	$1,770,856	$1,578,578
Accumulated amortization	(415,703)	(299,871)

Net patent	$1,355,153	$1,278,707

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

Changes in the warranty reserve during the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Beginning balance	$238,837	$325,000	$331,917	$319,500
Warranty provision, net	59,809	57,300	(16,915)	83,233
Warranty deductions	(70,159)	(17,155)	(86,515)	(37,588)

Ending balance	$228,487	$365,145	$228,487	$365,145

10.  UNSECURED SUBORDINATED PROMISSORY NOTES AND RELATED PARTY TRANSACTION

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. Interest on these notes accrues at the rate of 8% per year and is due and payable quarterly in arrears. For the three and nine months ended June 30, 2005, the Company recorded interest on these notes of $39,890 and $82,849, respectively. The Company was required to use 40% of the net proceeds of any future equity financing to prepay these notes, and the balance due on the notes and accrued interest were paid in full in July 2005 following the completion of the 2005 Equity Financing (see Note 15). In connection with the issuance of the notes, the purchasers were granted warrants to purchase an aggregate of 150,000 shares of common stock. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of the Company, or affiliates of such persons, and $8.60 per share for other purchasers. Warrants exercisable for 75,000 shares were issued at each such exercise price. The fair value of such warrants, which amounted to $723,000, and closing costs of $20,977 were recorded as debt discount and amortized over the term of the notes. The following variables were used to determine the fair value of the warrants under the Black-Scholes option pricing model: volatility of 56%, term of five years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of grant. For the three and nine months ended June 30, 2005, $91,737 and $190,530, respectively, of debt discount was amortized.

A trust affiliated with an officer, director and significant stockholder of the Company purchased one of the aforementioned promissory notes in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

11.  STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2005:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, October 1, 2004	283,250	$3	19,808,819	$198	$47,520,207	$(42,327,493)	$5,192,915
Stock issued upon exercise of 369,568 warrants	—	—	369,568	4	1,661,273	—	1,661,277
Conversion of Series D Preferred Stock	(50,000)	(1)	129,259	1	—	—	—
Conversion of Series E Preferred Stock	(233,250)	(2)	801,306	8	(6)	—	—
Cashless exercise of 25,000 Warrants	—	—	20,425	—	—	—	—
Stock issued upon exercise of stock options	—	—	189,612	2	649,575	—	649,577
Value assigned to extension of time to exercise 92,675 options	—	—	—	—	324,582	—	324,582
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	—	—	—	—	723,000	—	723,000
Issuance of stock options and warrants for services	—	—	—	—	4,620	—	4,620
Issuance of common stock for legal settlement	—	—	17,500	—	140,175	—	140,175
Deemed dividends and accretion on convertible preferred stock of $1,796,426	—	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	(6,732,635)	(6,732,635)

Balance, June 30, 2005	—	$—	21,336,489	$213	$51,023,426	$(49,060,128)	$1,963,511

During the quarter ended March 31, 2005, all previously outstanding shares of Series D and Series E Preferred Stock were converted into an aggregate of 930,565 shares of common stock and no preferred stock was outstanding at June 30, 2005.

Committed Equity Financing Facility

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed to purchase up to $25 million of the Company’s common stock. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 275,000 shares of its common stock at a price of $8.60 per share. The warrant was exercisable beginning six months after the date of grant and for a period of five years thereafter. Subject to certain conditions, including the effectiveness of a registration statement registering the shares issuable to Kingsbridge, the Company had the right to require Kingsbridge to purchase a maximum of 3,684,782 newly-issued shares of its common stock at a price between 88% and 92% of the volume weighted average price during a 15 day purchase period. The 3,684,782 share maximum also included any shares that the Company may have issued in lieu of paying Kingsbridge liquidated damages in the event that a registration statement was unavailable for the resale of the securities purchased by Kingsbridge under the CEFF once the registration statement had been declared effective. The Company had no obligation to draw down all or any portion of the commitment during its 24-month term.

As part of the arrangement, the Company also agreed to file a registration statement, within 45 days after entering into the agreement for the CEFF, for the resale of shares to be acquired under the CEFF, or upon exercise of the warrant. In January 2005, the Company filed the required resale registration statement. In June 2005, the Company decided to terminate the CEFF; and on July 1, 2005, the Company requested withdrawal of the registration statement.

In July 2005, the Company entered into a termination, settlement and release agreement with Kingsbridge. Under the terms of this agreement, the Company and Kingsbridge agreed that the common stock purchase agreement entered into with Kingsbridge in December 2004, and the related registration rights agreement and warrant issued to Kingsbridge of the same date would be terminated, and Kingsbridge would return the warrant, which was not exercised, to the Company for cancellation. No shares were sold to Kingsbridge under the CEFF prior to the termination. The Company incurred no early termination penalties in connection with this termination. The termination agreement contains a mutual release of claims.

The fair value of the warrant at the date of issuance, which amounted to $843,105, and legal, audit and associated fees of $293,826, were recorded as prepaid transaction costs. The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The warrant has been accounted for as a derivative instrument in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” As a derivative, the fair value of the warrant is recorded as a liability at its estimated fair value at each balance sheet date until the effective date of the related registration statement, or upon warrant exercise, when the warrant liability, as may be further revalued, would have been reclassified to equity. Changes in the fair value of the warrant are recorded as other income or expense in the accompanying income statement. For the three and nine months ended June 30, 2005, $451,190 and $183,259, respectively, was recorded as unrealized gain on derivative revaluation for the change in valuation of the fair value of the warrant.

Due to the decision to terminate this financing, the Company determined that the value of the prepaid transaction cost asset was impaired at June 30, 2005. Accordingly, the Company recognized an impairment charge in the total amount of $477,085, of which $293,826 is legal, audit and associated fees and is recorded as selling, general and administrative expense for the three and nine months ended June 30, 2005, and $183,259,is the excess of the fair value of the warrant over the associated derivative instrument liability and is recorded as warrant impairment expense for the three and nine months ended June 30, 2005. The remaining asset of $659,846 in prepaid transaction costs will be offset against the derivative instrument liability of the same amount during the quarter ending September 30, 2005, with no net effect on other income or expense.

Stock Options

During the nine months ended June 30, 2005, the Company recorded non-cash compensation expense of $266,963 for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock and $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company who transitioned from employee to consultant. For the three and nine months ended June 30, 2005, the Company also recognized $1,540 and $4,620 of non-cash compensation expense, respectively, for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options. There were no non-cash compensation expenses for the quarter ended June 30, 2004 or for the nine months ended June 30, 2004.

The following table summarizes information about stock option activity during the nine months ended June 30, 2005:

	Options
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2004	1,839,498	$4.68
Granted	797,500	$7.63
Exercised	(189,612)	$(3.43)
Canceled/expired	(313,576)	$(6.26)

Outstanding June 30, 2005	2,133,810	$5.53

Exercisable June 30, 2005	1,000,240	$4.26

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2005 to 2010 with an average life of 3.1 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2005:

	Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2004	2,352,802	$3.74
Issued	425,000	$8.72
Exercised	(394,568)	$(4.34)
Canceled/expired	(75,000)	$(11.00)

Outstanding June 30, 2005	2,308,234	$4.32

At June 30, 2005, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number of Shares	Exercise Price	Expiration Date

655,000	$ 2.00	September 30, 2006
451,880	$ 3.01	March 31, 2007
272,729	$ 6.75	July 10, 2007
100,000	$ 4.25	September 30, 2007
353,625	$ 3.25	December 31, 2007
50,000	$ 3.63	April 8, 2008
75,000	$ 8.60	December 31, 2009
75,000	$ 9.28	December 31, 2009
275,000	$ 8.60	June 14, 2010

2,308,234

As a result of the termination of the Kingsbridge Agreement (see Committed Equity Financing Facility section above), the warrant for 275,000 shares which was exercisable until June 14, 2010 at $8.60 per share was cancelled on July 11, 2005.

The warrants exercisable for 272,729 shares which expire on July 10, 2007 contain anti-dilution provisions, and as a result of the 2005 Equity Financing (see Note 15 below) the exercise price of those warrants will adjust from $6.75 to $6.55 at the option of the holders.

12.  BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Commercial Products Group (Commercial Group) markets and licenses HSS, NeoPlanar and other sound products incorporating the Company’s technologies to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, MRAD, NeoPlanar, Sound Cluster and HSS sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Commercial Products Group	$172,687	$270,494	$469,560	$807,589
Government Group	1,221,110	1,836,787	8,150,544	3,567,720

	$1,393,797	$2,107,281	$8,620,104	$4,375,309

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Gross Profit (Loss):
Commercial Products Group	$(91,184)	$(167,833)	$(703,617)	$(244,625)
Government Group	493,191	1,268,795	5,350,260	2,259,913

	$402,007	$1,100,962	$4,646,643	$2,015,288

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

In April 2005, the Company, ESI and its two principals entered into a Settlement Agreement and Mutual Release. As part of the settlement, the Company agreed to pay $150,000, which was previously accrued and recorded as a general and administrative expense, and to issue 17,500 shares of common stock to ESI. The fair market value of these as of April 27, 2005 of $140,175 was recorded in the quarter ended March 31, 2005 as a general and administrative expense. In addition, Mr. Endsley and Mr. Paschall will be entitled to receive an aggregate commission equal to 1% of net sales from April 1, 2005 to September 28, 2007, of the Company’s HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to a maximum aggregate commission of $500,000. The Company also granted the recipients of the shares “piggyback” rights to have their shares included on future registration statements that the Company might file.

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

14.  INCOME TAXES

At June 30, 2005, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2004 the Company had for federal income tax purposes net operating loss carryforwards of approximately $37,400,000, which expire through 2025 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

15.  SUBSEQUENT EVENTS

On July 18, 2005, the Company sold 2,868,851 shares of common stock at a purchase price of $4.88 per share (the 2005 Equity Financing). The Company also issued warrants in two series to the investors to purchase 1,581,919 shares of common stock. The “A” Warrants are exercisable for an aggregate of 717,213 shares of common stock at an exercise price of $6.36 per share until July 18, 2009. The “B” Warrants are exercisable for an aggregate of 864,706 shares of common stock at an exercise price of $7.23 per share and are exercisable from the date the registration statement referred to below becomes effective until the date six months after that effective date.

The gross proceeds from this financing were approximately $14 million. The Company incurred financing and closing costs of approximately $740,000. The Company used approximately $2.0 million of the gross proceeds to discharge the principal balance of and accrued interest on the 8% unsecured subordinated promissory notes due December 31, 2006 (see Note 10). The Company entered into a registration rights agreement with the investors, and agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold and the common stock issuable upon the exercise of the warrants. Failure to have an effective registration statement within 90 days obligates the Company to pay liquidated damages to the purchasers in the amount of 0.5% of the gross proceeds per month until 180 days after the closing and 1% of the gross proceeds per month thereafter.

The Company has also agreed to submit the financing to a vote of its stockholders for approval prior to June 2006. The Company further agreed that, subject to certain exceptions, if during the next year it sells shares of its common stock, or options or warrants to purchase shares of its common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. The Company has also agreed to indemnify the purchasers for certain losses.

The “A” Warrants and “B” Warrants contain provisions that would adjust the exercise price, and in inverse proportion adjust the number of shares subject to the warrant, in the event the Company pays or effects stock dividends or splits, or in the event the Company sells shares of its common stock at a purchase price, or options or warrants to purchase shares of its common stock having an exercise price, less than the exercise price of the applicable warrant. The “A” Warrants also feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant with a market value equal to the exercise price. This right is available only if a registration statement covering the shares subject to the “A” Warrants is not available after it is initially declared effective. The Company has the right to redeem the “B” Warrants if the closing price of the shares of its common stock is $10.00 or greater for 15 consecutive trading days and the holder does not exercise within 20 days after the Company gives notice of redemption.

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

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2005 and 2004. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as  “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption“Business Risks”, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are an innovator of proprietary sound reproduction technologies and products. We believe our sound technologies provide us a significant competitive advantage in our principal markets. We believe we are the leader in developing and commercializing parametric loudspeakers, branded as HyperSonic® Sound or HSS®. We believe we are also the leader in developing and commercializing high intensity directed acoustical devices, branded as Long Range Acoustic Device or LRAD™ and Medium Range Acoustic Device or MRAD™. We have more than 55 patents issued world-wide covering our various sound technologies, of which over 45 are patents issued in the United States. We also have over 265 pending patent applications world-wide, of which over 110 are pending patent applications in the United States.

We make significant investments in research and development to expand our technology and product portfolio. We have recently expanded our acoustic device product family by (a) introducing a new force protection product, the MRAD, a smaller and more portable product that complements our existing LRAD device; (b) introducing and signing the first license agreement for our new SoundVector scaleable, directional sound product; and (c) introducing a new NeoPlanar product line for emergency notification and general announcing markets that require high intelligibility. In our fiscal quarter ending September 30, 2005, we expect to begin deliveries of the H450, our latest generation HSS product model employing a new plastic emitter. The H450 provides improved performance over our previous models at approximately half the cost. We are utilizing our technologies and products to provide solutions for difficult acoustic challenges.

The four major products from our technology portfolio are listed below.

•	Our HyperSonic sound, or HSS, technology is a new parametric speaker technology that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies, which are those above the normal range of hearing. The HSS sound beam is highly directional and maintains sound volume over longer distances than traditional loudspeakers. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction, as we continue to improve and release higher reliability, lower distortion and higher output level models of our HSS products.

•	Our LRAD and MRAD products incorporate technology which produces variable intensity acoustical sound intended for use in long-range and medium-range delivery of directional sound information, effectively a supercharged megaphone. Both LRAD and MRAD products are designed and used as directed hailing and warning systems by both government and commercial customers. We believe our LRAD and MRAD product innovation, our growing engineering capabilities, and our manufacturing and marketing competencies have established us as the leader in this new marketplace. We are marketing these products throughout the U.S. Department of Defense as “The Sound of Force Protection™”, and expanding target markets to include law enforcement and commercial customers with significant security concerns. In fiscal 2004, we developed a remote controlled pan/tilt version of LRAD for critical infrastructure force protection applications, and we demonstrated our competency to engineer additional new sound solutions for the U.S. Department of Defense. In 2005, we introduced the MRAD. MRAD is about half the size and weight of LRAD, and provides effective hailing and warning at approximately half the range of LRAD. The portable MRAD is expected to be particularly effective on armored vehicles for urban warfare, shorter-range checkpoints and access denial, plus multiple applications for local, national and international law enforcement.

•	Our NeoPlanar® technology is a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar applications include high-end sound, emergency notification and public address systems. In fiscal 2004, we began marketing NeoPlanar for use in large indoor spaces and in outdoor environments for emergency notification. NeoPlanar offers customers a new capability by delivering remarkably intelligible communications in difficult spaces such as aircraft hangar bays and at distances up to one-half mile.

•	Our SoundCluster™ technology is a new multi-element speaker cluster optimized for even sound coverage over large areas. Our SoundCluster product offers an improved level of intelligibility and clarity in high ambient noise environments. The SoundCluster satisfies flight deck safety and large area emergency notification requirements. The flexible and ruggedized SoundCluster design lends itself to installation in harsh environments, where conventional speakers may fail. During fiscal 2004, we deployed the first SoundCluster for use on a U.S. naval warship.

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

Our primary products sold to date have been LRAD and HSS products. During the nine months ended June 30, 2005, these products were manufactured for us by Pemstar, Inc., an established contract manufacturer with multiple locations worldwide. However, during the quarter ended June 30, 2005, we terminated the relationship with Pemstar, and starting in our fiscal fourth quarter expect to start manufacturing our products at a new contract manufacturer.

Our sales have been highly dependent on large orders from a small number of customers. We target our products for sale worldwide, but expect the largest markets to be the U.S., Europe and Asia. To date, our sales have been made in U.S. dollars and we do not expect currency fluctuations to have a material impact on our operations.

Overall Performance

For our third fiscal quarter ended June 30, 2005, revenues were 34% lower than the same period in the prior fiscal year primarily as a result of reduced LRAD deliveries to government customers. Operating expenses for the third fiscal quarter were 66% higher than the comparable prior year period, and as a result, our net loss for the quarter ended June 30, 2005, was 158% higher than for the comparable prior year period. Our revenues for the three months ended June 30, 2005 were $1,393,797, compared to $2,107,281 for the three months ended June 30, 2004. Our gross profit for the three months ended June 30, 2005 was 29% of revenues, compared to 52% of revenues for the comparable period in the prior fiscal year. We recorded a gross profit of $402,007 for the three months ended June 30, 2005, which was $698,955 lower than the gross profit of $1,100,962 for the three months ended June 30, 2004. Operating expenses increased from $2,504,650 for the three months ended June 30, 2004 to $4,147,489 for the three months ended June 30, 2005. In addition, for the three months ended June 30, 2005, there was $115,217 of net interest expense associated with subordinated notes sold in December 2004. Our net loss increased from $1,390,411 for the three months ended June 30, 2004 to $3,592,768 for the three months ended June 30, 2005.

As a result of our performance for the quarter and the substantial completion of major development projects such as MRAD, HSS 450 and SoundVector, we initiated an effort to reduce expenses while we continue to focus our efforts on near-term revenue and gross margin improvement from our existing, marketable products. As a result we decreased our headcount from 71 employees at March 31, 2005, to 46 employees as of June 30, 2005. The majority of the reductions were in research and development. At June 30, 2005, 9 employees were in research and development, 13 were in production, quality assurance and materials control, 11 were in general and administrative and 13 were in marketing, sales and licensing. We are closely monitoring expenses for all of our departments. Our policy is to establish a compelling business case for all initiatives.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our sound technologies. We invest significant funds in research and development, marketing and sales and on patent applications related to our proprietary technologies. Unanticipated technical or manufacturing obstacles can arise at any time and disrupt sales or licensing activities and result in lengthy and costly delays. See “Business Risks” below.

Recent Developments

In May 2005, Carl Gruenler, Vice President, Government and Force Protection Systems Group, left our company. Kalani Jones, President and Chief Operating Officer, assumed Mr. Gruenler’s duties. In July 2005, A.J. Ballard was appointed as Senior Director of the Government and Force Protection Systems Group, reporting to Kalani Jones.

In June 2005 we entered into a design and manufacturing licensing agreement with ECCO Group (ECCO), the world’s largest manufacturer of backup alarms for commercial vehicles. The agreement covers the initial licensing and product development of our SoundVector technology to ECCO and its affiliates for backup vehicle alarms and similar uses. The agreement includes technology transfer, product development assistance and upfront licensing fees, with royalties payable, based on unit volume production. The agreement is renewable on an annual basis after an initial three-year term, with further fees due upon each renewal.

In July 2005 we entered into an agreement to terminate the Committed Equity Financing Facility with Kingsbridge Capital Limited entered into in December 2004. The termination agreement resulted from our determination that the common stock purchase agreement was no longer consistent with our financing plans.

In July 2005 we completed an institutional financing providing gross proceeds of $14 million. After paying financing and closing costs and retiring approximately $2 million of unsecured subordinated promissory notes, we expect to use the net proceeds for marketing, sales and deliveries of our proprietary directed sound products and for general working capital.

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

Warranty Reserve.  We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 9 to our financial statements for additional information regarding warranties. The estimates we use have an impact on our financial statements. In the three and nine months ended June 30, 2005, we recorded a net warranty reduction of $10,350 and $103,430, respectively, as a result of the following: (a) we reduced the warranty reserve that we had previously established in fiscal 2003 for HSS Generation 1 products, primarily as a result of the expiration of the warranty period for HSS Generation 1 products sold, and (b) we recorded a warranty provision for current sales.

Guarantees and Indemnifications. Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. Congress passed the American Jobs Creation Act of 2004 in October 2004. The new law contains numerous changes to existing tax laws, including both domestic and foreign tax incentives. We have not yet determined what impact, if any, this new law may have on our deferred tax asset, or our future results of operations and financial condition.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. In the quarter ended June 30, 2005, we reviewed the carrying value of our inventory and decreased the reserve for obsolescence to $293,535 from the level of $349,986 at March 31, 2005. The reserve is primarily for raw materials and finished goods that were used on older HSS and PMT products for which there is anticipated to be reduced demand.

Results of Operations

Revenues

Revenues for the three months ended June 30, 2005 were $1,393,797, representing a 34% decrease from $2,107,281 in revenues for the three months ended June 30, 2004. Revenues for the three months ended June 30, 2005 included $1,378,648 of product sales and $15,149 of contract and license revenues. Revenues for the three months ended June 30, 2004 consisted of $2,089,359 of product sales and $17,922 of contract and license revenues. The decrease in revenues was due to reduced sales of LRAD products by our Government Group and reduced sales of HSS products by our Commercial Products Group. The prior year period also included revenues from the sale of a 5MC public address system which we did not market during the current period. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At June 30, 2005, we had $450,000 in deferred revenue consisting of deposits for existing contracts, agreements and licenses.

Revenues for the nine months ended June 30, 2005 were $8,620,104, representing a 97% increase from $4,375,309 in revenues for the nine months ended June 30, 2004. Revenues for the nine months ended June 30, 2005 and June 30, 2004 included $8,539,855 and $4,201,193 of product sales, and $80,249 and $174,116 of contract and license revenues, respectively. The increase in product sales was due primarily to increased sales of LRAD products by our Government Group.

We have only a limited record of recurring sales, so we do not consider order backlog to be an important index of future performance at this time. Our backlog is affected by the timing of large orders and order deliveries, especially to government customers. Our order backlog was approximately $660,000 at June 30, 2005 and approximately $46,800 at June 30, 2004. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Our Commercial Products Group, or Commercial Group, markets and licenses HSS, NeoPlanar and SoundVector products to companies, which employ audio in consumer, commercial and professional applications. Our Government and Force Protection Systems Group, or Government Group, markets LRAD, NeoPlanar, SoundCluster and HSS products to government and military customers and to the expanding force protection and commercial security markets.

Presented below is a summary of revenues by business segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Commercial Products Group	$172,687	$270,494	$469,560	$807,589
Government Group	1,221,110	1,836,787	8,150,544	3,567,720

	$1,393,797	$2,107,281	$8,620,104	$4,375,309

Commercial Group revenues for all reported periods consisted primarily of HSS and Neoplanar product sales. Commercial Group revenues for the three and nine month periods ended June 30, 2004 consisted of multiple small volume sales. Commercial Group revenues for the three and nine month periods ended June 30, 2005 reflect a shift in our marketing focus to high volume contracts. These contracts require much longer sales cycles, and we had not at June 30, 2005 recognized significant revenues from such contracts.

Government Group revenues for all reported periods consisted primarily of sales of LRAD, NeoPlanar, and 5MC products and engineering services such as installation design and support. These revenues are derived primarily from a limited number of large orders, and the timing of follow-on orders, if any, is difficult to predict. Government Group sales for the three and nine month periods ended June 30, 2005 consisted primarily of LRAD and NeoPlanar product sales and, to a much lesser extent, engineering services.

For the three months ended June 30, 2005, sales to one customer in the Government Group accounted for 62% of total revenues and sales to a second customer in the Government Group, including affiliates of the customer, accounted for 12% of total revenues. For the nine months ended June 30, 2005, sales to one customer in the Government Group accounted for 79% of total revenues and sales to a second customer in the Government Group, including affiliates of the customer, accounted for 10% of total revenues. For the three months ended June 30, 2004, sales to three customers accounted for 62%, 22% and 13% of total revenues, respectively. For the nine months ended June 30, 2004, sales to two customers in the Government Group accounted for 51% and 28% of total revenues, respectively. The loss of any one of these significant customers would have a material adverse effect on our results of operations and financial condition.

Gross Profit

Presented below is the gross profit or loss by business segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Gross Profit (Loss):
Commercial Products Group	$(91,184)	$(167,833)	$(703,617)	$(244,625)
Government Group	493,191	1,268,795	5,350,260	2,259,913

	$402,007	$1,100,962	$4,646,643	$2,015,288

The overall gross profit for the three months ended June 30, 2005 was $402,007, or 29% of revenues, compared to gross profit of $1,100,962, or 52% of revenues, for the comparable period of the prior fiscal year. Gross profit as a percentage of revenues declined over the comparable period of the prior fiscal year as a result of reduced gross profit in our Government Group, offset in part by decreased gross losses in our Commercial Group.

The overall gross profit for the nine months ended June 30, 2005 was $4,646,643, or 54% of revenues, compared to gross profit of $2,015,288, or 46% of revenues, for the comparable period of the prior fiscal year. The significant improvement in gross profit as a percentage of revenues reflected improved gross profit in our Government Group, offset in part by increased gross losses in our Commercial Group and increased expenses for inventory reserves.

We experienced gross losses in our Commercial Group for the three and nine months ended June 30, 2005 of $91,184 and $703,617, respectively, as limited sales were not sufficient to absorb fixed manufacturing overhead costs and substantial reserves were taken for obsolete and slow moving inventory, particularly for our older HSS products. For the three and nine months ended June 30, 2004, we had gross losses in our Commercial Group of $167,833 and $244,625 respectively, primarily as a result of limited sales compared to fixed overhead and warranty costs. During fiscal year 2003 and fiscal 2004 we changed our HSS Generation 1 emitter design to eliminate the requirement for a vacuum in the emitter, and we improved film quality. During fiscal 2004, we made further raw material improvements in the electronics and the manner in which the film and emitters are produced. In May 2005 we introduced a new, lower-cost model of our HSS product. We believe that the latest generation of our products will be more reliable. We expect that warranty costs will decrease in fiscal 2005, and that as the volume of HSS product sales grow, we will achieve positive gross margins in future periods.

Gross profit for our Government Group for the three and nine months ended June 30, 2005, was $493,191 and $5,350,260, respectively, compared to $1,268,795 and $2,259,913 for the three and nine months ended June 30, 2004. Cost of revenues for the three and nine months ended June 30, 2005 included $127,214 of costs associated with the partial shipment of an order.  The revenue associated with the order will be recognized upon shipment of complete products which is expected to occur in our fiscal fourth quarter. Gross profit percentage continues to be highly dependent on sales prices, sales volumes, purchasing costs and overhead allocations. Our various sound products have different margins, so product sales mix will materially affect gross profits. In addition, we continue to make model updates and changes including raw material and component changes, which change product costs and may result in expense for raw material and products that are deemed obsolete. We therefore do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 207% of revenues for the three months ended June 30, 2005 compared to 77% of revenues for the three months ended June 30, 2004. These costs for the three months ended June 30, 2005 totaled $2,879,021, which represents an increase of $1,264,670 from selling, general and administrative expenses of $1,614,351 for the three months ended June 30, 2004.

The overall increase for the three months ended June 30, 2005 included the following:

•	$31,989 increase in personnel and related expenses due to increases in headcount and salaries.

•	$296,381 increase in travel and entertainment, marketing expenses and the cost of demonstration units, due to increased sales efforts.

•	$98,069 increase in commission expenses due to a higher commission rate.

•	$29,755 increase in insurance expenses.

•	$259,619 increase in consulting services primarily due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.

•	$44,275 increase in accounting and auditing expense due to higher fees for services provided.

•	$46,753 increase in expenses related to board of directors fees, filings and shareholder activities.

•	$80,000 increase in bad debt expense due to one overdue payment.

•	$293,826 of impairment charge related to the legal, audit and associated fees originally recorded as prepaid transaction costs associated with the Committed Equity Financing Facility with Kingsbridge. The impairment charge resulted from our decision in June 2005 to terminate such facility.

Selling, general and administrative expenses were 81% of revenues for the nine months ended June 30, 2005 compared to 86% for nine months ended June 30, 2004. These costs for the nine months ended June 30, 2005 totaled $6,968,972, which represents an increase of $3,202,835 from selling general and administrative expenses of $3,766,137 for the nine months ended June 30, 2004. The overall increase for the nine months ended June 30, 2005 included the following:

•	$591,239 increase in personnel and related expenses due to increases in headcount and salaries.

•	$311,250 increase in commission expenses resulting from increased sales in our Government Group.

•	$439,313 increase in legal expense related to the litigation which settled in April 2005 and increased legal costs of public company compliance.

•	$534,217 increase in travel and entertainment, marketing expenses and the cost of demonstration units, as a result of increased sales efforts.

•	$125,291 increase in insurance expenses due to higher business insurance costs and higher Director’s and Officer’s liability insurance.

•	$101,464 increase in depreciation expenses due to an increase in depreciable capital assets.

•	$76,988 increase in accounting and auditing expense due to higher fees for services provided.

•	$277,709 increase in consulting services primarily due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.

•	$80,909 increase in bad debt expense primarily due to one overdue payment.

•	$60,091 increase in rent expense due to additional space requirements and higher rental rate.

•	$79,399 non-cash expense for the modification of stock options for a terminated employee.

•	$293,826 of impairment charge related to the legal, audit and associated fees originally recorded as prepaid transaction costs associated with the Committed Equity Financing Facility with Kingsbridge. The impairment charge resulted from our decision in June 2005 to terminate such facility.

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

Research and Development Expenses

Research and development expenses increased by $378,169 from $890,299 to $1,268,468 for the three months ended June 30, 2005. Research and development expenses as a percentage of sales were 91% for the three months ended June 30, 2005 compared to 42% for the three months ended June 30, 2004.

The overall increase for the three months ended June 30, 2005 included the following:

•	$309,311 increase in personnel and related costs, as we significantly increased our engineering design and development capability.

•	$45,517 increase for prototypes and other parts relating to our continuing effort to design and develop new and more reliable products.

•	$41,683 decrease for professional services and consulting expenses.

Research and development expenses increased by $2,197,958 from $1,983,518 for the nine months ended June 30, 2004 to $4,181,476 for the nine months ended June 30, 2005. Research and development expenses as a percentage of sales were 49% for the nine months ended June 30, 2005 compared to 45% for the nine months ended June 30, 2004.

The overall increase for the nine months ended June 30, 2005 included the following:

•	$1,306,830 increase in personnel and related costs as we significantly increased our engineering design and development capability.

•	$245,183 non-cash expense associated with the modification of stock options of terminated employees.

•	$583,756 increase for prototypes and other parts relating to our continuing effort to design and develop new and more reliable products.

Research and development expenses vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We expect our research and development expenses to decrease in future periods as a result of the completion of major projects and the reduction in the number of employees who are directly involved in product development and technology development.

Loss From Operations

Loss from operations was $3,745,482 for the three months ended June 30, 2005 compared to $1,403,688 for the three months ended June 30, 2004. The increase in loss from operations reflected a $1,642,839 increase in total operating expenses, and a decrease of $698,955 in gross profit.

Loss from operations was $6,503,805 for the nine months ended June 30, 2005 compared to $3,734,367 for the nine months ended June 30, 2004. The increase in loss from operations was due to a $5,400,793 increase in total operating expenses, offset in part by an increase of $2,631,355 in gross profit. Losses from operations are expected to continue in the current fiscal year.

Other Income (Expense)

We recorded $152,714 of other income and $228,830 of other expense for the three and nine months ended June 30, 2005, compared with $13,277 and $42,333 of other income for the three and nine months ended June 30, 2004. Other income for the three and nine months ended June 30, 2005 included $451,190 and $183,259, respectively, of unrealized gain on derivative revaluation related to the decrease in the fair value of the warrant issued to Kingsbridge Capital Limited in December 2004. Other income for the three and nine month periods ended June 30, 2005 was also reduced by a warrant impairment charge of $183,259 in each period, which represented the difference at June 30, 2005 between the fair value of the warrant determined at the date of issuance and the derivative instrument liability associated with such warrant. The impairment resulted from our decision in June 2005 to terminate that Kingsbridge financing arrangement, which termination became effective in July 2005. The remaining asset of $659,846 in prepaid transaction costs representing the unimpaired fair value of the warrant at June 30, 2005, and the remaining derivative instrument liability of the same amount, will be offset during the quarter ending September 30, 2005, with no net effect on other income or expense. We also incurred interest expense of $131,904 and $274,865 in the three and nine months ended June 30, 2005, primarily due to interest earned on the notes issued in December 2004 and the amortization of the debt discount on those notes. We recognized $16,687 and $46,035 of interest income from invested cash balances during the three and nine months ended June 30, 2005. During the three and nine months ended June 30, 2004, we recorded interest expense of $454 and $2,263, respectively, and $13,731 and $44,596, respectively, of interest income from invested cash balances.

Net Loss

Net loss for the three months ended June 30, 2005 was $3,592,768 compared to net loss of $1,390,411 for the three months ended June 30, 2004. The increase in net loss resulted primarily from higher operating expenses and decreases in gross margins from the comparable prior period. The unrealized derivative revaluation credit to expense of $451,190 offset in part by the $183,259 warrant impairment expense recorded for the three months ended June 30, 2005 also reduced the net loss for the period. Net loss for the nine months ended June 30, 2005 was $6,732,635 compared to net loss of $3,692,034 for the nine months ended June 30, 2004. The increase in net loss for the nine months ended June 30, 2005 as compared to the comparable period in the prior year resulted primarily from higher operating expenses, offset in part by increases in gross margins.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased in each affected period in computing net loss per share by the accretion of the value of imputed deemed dividends arising from the beneficial conversion discount and the value of warrants associated with convertible preferred stock outstanding during each period. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders was also increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $-0-and $1,796,426 for the three and nine months ended June 30, 2005, and $387,019 and $1,087,570 for the three and nine months ended June 30, 2004. Accordingly, the net loss available to common stockholders was $3,592,768 and $8,529,061 for the three and nine months ended June 30, 2005, and $1,777,430 and $4,779,604 for the three and nine months ended June 30, 2004.

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

Liquidity and Capital Resources

We have experienced significant negative cash flow from operating activities including developing and introducing our proprietary sound technologies. Our net cash used in operating activities was $5,455,018 for the nine months ended June 30, 2005 compared to $4,909,532 for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, the net loss of $6,732,635 included certain expenses not requiring the use of cash totaling $1,226,685. For the nine months ended June 30, 2005, cash was used in operating activities through an increase of $1,104,060 in inventory, an increase of $173,157 in prepaid expenses and $86,515 in warranty deductions. Cash was provided in operating activities through a decrease of $339,439 in accounts receivable, an increase of $1,075,225 in accounts payable and accrued liabilities.

At June 30, 2005, we had accounts receivable of $507,308 as compared to $926,747 at September 30, 2004. The balance at June 30, 2005 represented approximately 37 days of revenues. One customer accounted for 30% of accounts receivable, two other customers accounted for 21% each of accounts receivable and a fourth customer accounted for 14% of accounts receivable at June 30, 2005. No other customer accounted for more than 10% of accounts receivable at June 30, 2005. Terms with individual customers vary greatly. We typically require pre-payment or a maximum of thirty-day terms for our proprietary sound technology products. Our receivables can also vary substantially due to overall sales volumes and due to quarterly and seasonal variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

For the nine months ended June 30, 2005 and June 30, 2004 we used cash of $448,535 and $299,623, respectively, for the purchase of equipment and software and made investments of $187,579 and $254,096, respectively, in patents and new patent applications. We anticipate a continued investment in patents for the balance of fiscal 2005.

Cash from financing activities provided $4,281,755 and $1,099,026 for the nine months ended June 30, 2005 and June 30, 2004. During the nine months ended June 30, 2005, we received $2,000,000 from the sale of unsecured promissory notes, $1,661,277 from the exercise of common stock warrants and $649,577 from the exercise of stock options. During the nine months ended June 30, 2004, we received $50,000 from the exercise of common stock warrants and $1,056,367 from the exercise of common stock options.

At June 30, 2005, we had working capital of $1,365,194 compared to working capital of $3,472,984 at September 30, 2004.

In December 2004, we sold for cash in a private offering an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006. In connection with the financing, we also issued five-year warrants to purchase an aggregate of 150,000 shares, 75,000 of which have an exercise price of $9.28 per share, and 75,000 of which have an exercise price of $8.60 per share. A trust affiliated with Elwood G. Norris, our Chairman and the beneficial owner of 19.5% of our common stock before the financing, purchased a note in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share. In July 2005, we redeemed the notes and paid all interest due using proceeds from the financing described below.

In July 2005, we sold 2,868,851 shares of common stock at a purchase price of $4.88 per share. We also issued warrants in two series to the investors to purchase 1,581,919 shares of common stock. The “A” Warrants are exercisable for an aggregate of 717,213 shares of common stock at an exercise price of $6.36 per share until July 18, 2009. The “B” Warrants are exercisable for an aggregate of 864,706 shares of common stock at an exercise price of $7.23 per share and are exercisable from the date the registration statement referred to below becomes effective until the date six months after that effective date.

The gross proceeds from this financing were $14 million. We incurred financing and closing costs of approximately $740,000. We entered into a registration rights agreement with the investors, and agreed to prepare and file, within 30 days a registration statement covering the resale of the shares of common stock sold and the common stock issuable upon the exercise of the warrants. Failure to have an effective registration statement within 90 days obligates us to pay liquidated damages to the purchasers in the amount of 0.5% of the gross proceeds per month until 180 days after the closing, and 1% of the gross proceeds per month thereafter. We used approximately $2.0 million of the gross proceeds to discharge the principal balance of and accrued interest on the unsecured subordinated promissory notes described above.

We have also agreed to submit the financing to a vote of our stockholders for approval prior to June 2006. We further agreed that, subject to certain exceptions, if during the next year we sell shares of our common stock, or options or warrants to purchase shares of our common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. We have also agreed to indemnify the purchasers for certain losses.

The “A” Warrants and “B” Warrants contain provisions that would adjust the exercise price, and in inverse proportion adjust the number of shares subject to the warrant, in the event we pay or effect stock dividends or splits, or in the event we sell shares of our common stock at a purchase price, or options or warrants to purchase shares of our common stock having an exercise price, less than the exercise price of the applicable warrant. The “A” Warrants also feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant with a market value equal to the exercise price. This right is available only if a registration statement covering the shares subject to the “A” Warrants is not available after it is initially declared effective. We have the right to redeem the “B” Warrants if the closing price of the shares of our common stock is $10.00 or greater for 15 consecutive trading days and the holder does not exercise within 20 days after we give notice of redemption.

Other than cash and cash equivalents, we have no other unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development and marketing costs for our sound products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control.

In July 2005 we entered into a termination, settlement and release agreement with Kingsbridge Capital Limited. Under the terms of this agreement, we and Kingsbridge agreed that the common stock purchase agreement we entered into with Kingsbridge in December 2004, and the related registration rights agreement and warrant we issued to Kingsbridge of the same date, would be terminated, and Kingsbridge would return the warrant, which has not been exercised, to us for cancellation. We incurred no early termination penalties in connection with this termination. The termination agreement contains a mutual release of claims.

The termination agreement resulted from our determination that the common stock purchase agreement was no longer consistent with our financing plans, due to various factors, including anticipated capital requirements and timing, market conditions, and SEC requirements for transaction structure.

Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we will have sufficient cash for operations for at least the next twelve months. We believe sales of LRAD, MRAD, HSS and, to a lesser extent, NeoPlanar products, will continue to contribute cash in fiscal 2005. In the event that we need additional funds, there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital leases	$18,142	$12,806	$5,336	—	—
Operating leases	291,282	239,171	52,110	—	—
Long term debt	2,000,000	—	2,000,000	—	—

Total contractual cash obligations	$2,309,424	$251,977	$2,057,446	—	—

The Company had no material purchase obligations at June 30, 2005.

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

We have incurred significant operating losses and anticipate continued losses in the remainder of fiscal 2005. At June 30, 2005, we had an accumulated deficit of $49,060,128. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may cause our stock price to decline.

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

Our equity financings impose certain liquidated damages which may impair our liquidity and ability to raise capital.

In connection with our July 2005 equity financing, we entered into a registration rights agreement with some of the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing. If, among other reasons, those selling stockholders are unable to re-sell their shares purchased in the financing or acquired upon exercise of their related warrants, we may be obligated to pay liquidated damages to those selling stockholders in the amount of 0.5% of the gross proceeds we received in that financing per month until January 14, 2006, and 1% of those gross proceeds per month thereafter. Similar provisions regarding the payment of liquidated damages apply to a financing we entered into in July 2003. The registration statement for that financing has been filed and is currently effective.

Two customers and their affiliates accounted for approximately 74% of our revenues for the three months ended June 30, 2005, the same two customers and their affiliates accounted for 89% of our revenues for the nine months ended June 30, 2005, and we continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U. S. military, accounted for 62% of net revenues for the three months ended June 30, 2005 and a second customer and its affiliates accounted for 12% of revenues for the period. For the nine months ended June 30, 2005, ADS accounted for 79% of our revenues and a second customer and its affiliates accounted for 10% of our revenues. These customers have the right to cease doing business with us at any time. If this were to occur and we could not replace them, our net revenues would decline substantially. Any such decline could result in us incurring net losses, increasing our accumulated deficit and causing us to need to raise additional capital to fund our operations.

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

The growth of our Government Group revenues is materially dependent on acceptance of our LRAD and MRAD products by government, military and developing force protection and emergency response agencies, and if these agencies do not purchase our products, our revenues will be adversely affected.

Although our LRAD and MRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. Within the Government Group, our largest customer is a reseller of our products to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. We have only recently achieved significant sales of LRAD products and are beginning to offer MRAD products for sale in our fiscal fourth quarter, and neither of the products have been widely accepted in the government market. Furthermore, the force protection and emergency response market is itself an emerging market which is changing rapidly. If our LRAD and MRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD and MRAD products which could cause our revenues to decline.

Potential customers for our LRAD and MRAD products, including government, military and force protection and emergency response agencies may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions could cause our product sales to decline. In addition, if these agencies have these perceptions, it will be difficult for us to grow our customer base beyond these markets. These factors could reduce future revenues, adversely affecting our financial condition and results of operations.

We are an early stage company introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar, LRAD and MRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our products took longer than anticipated by management and the introduction of new products could also be subject to delays. Customers may not wait for newer versions of existing products or new products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

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

At June 30, 2005, we had a warranty reserve of $228,487. We recorded substantial warranty reserves for early versions of our HSS products and have little history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS, LRAD and MRAD for which there are no well established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

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

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology, particularly our patents. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed because it will be much easier for competitors to sell products similar to ours. Alternatively, a competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. For example, patent protection on our LRAD and MRAD products is limited, and we may not be able to prevent others from introducing products with similar functionality. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

In the case of certain agreements involving equipment or services controlled under the International Traffic in Arms Regulations (ITAR) and sold at specified dollar volumes, the U.S. Department of State must notify Congress at least fifteen to thirty days, depending on the intended overseas destination, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. Based on our current product lines, we do not anticipate the congressional notification requirement to have an immediate impact; however, as our product lines expand, this notification requirement could impact our ability to sell certain controlled products or services in the international market.

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

We expect to sell our products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We are dependent on third - party manufacturers.

We do not have the capacity to manufacture all of our products internally and we are therefore dependent on third-party manufacturers. At present, we manufacture NeoPlanar and SoundCluster internally only in small quantities and would need to outsource our manufacturing if sales of these products were to increase significantly. We have historically used a single third - party contract manufacturer to manufacture our other products, and we intend to continue to use a single manufacturer for these products in the future. A contract manufacturing partner, may not be able or willing to manufacture products for us in the quantities and at the level of quality that we require. If we need to seek additional third-party manufacturers for our products, we may not be able to obtain acceptable replacement manufacturing sources on a timely basis. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Failure to maintain quality contract manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

We are subject to increased costs as a result of newly adopted accounting and Securities and Exchange Commission regulations.

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

There are a large number of shares that we sold in our 2005 Equity Financing that must be registered in a registration statement, and the sale of these shares may depress the price of our common stock.

To the extent that the investors in our 2005 Equity Financing sell shares of our common stock under an effective registration statement, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of additional shares available for sale in the market may cause holders of our common stock to sell their shares, which could contribute to a decline in our stock price.

The sale of material amounts of shares by the 2005 Equity Financing selling stockholders could encourage short sales by third parties. These sales could contribute to the future decline of our stock price.

The sale of material amounts of common stock by selling stockholders under the registration statement for the 2005 Equity Financing could also encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a stockholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because the seller can purchase the shares at a price which is lower than the price at which the seller sold the borrowed stock. Short sales could place downward pressure on the price of our common stock by increasing the number of shares being sold, which could contribute to the future decline of our stock price.

We may issue additional common stock in the future and this stock may reduce the value of your common stock.

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

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of July 18, 2005, we had outstanding options granted to our employees, directors and consultants to purchase 2,133,810 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 3,890,153 shares of our common stock. The exercise prices for the options and warrants range from $2.00 to $11.00 per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $2.4 million at June 30, 2005. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $24,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(a)	As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our co-principal executive officers and principal financial officer concluded, as of the date of such evaluation, that the design and operation of such disclosure controls and procedures were effective, as of June 30, 2005.

(b)	Except as set forth below, no significant changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of a notification from our independent registered accounting firm to our Audit Committee that we had not followed all appropriate period close down procedures for our quarter ended December 31, 2004, referencing deficient procedures for evaluation of the accrual for bonuses for which executives were eligible, we have rectified this significant deficiency by accelerating the timing of the Compensation Committee’s assessment for executive bonuses earned in the period.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on April 28, 2005, the following individuals, all of the members of the Board of Directors were elected: Elwood G. Norris, Kalani Jones, Richard M. Wagner, David J. Carter and Daniel Hunter. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld

Elwood G. Norris	18,356,226	133,565
Kalani Jones	18,361,088	128,703
Richard M. Wagner	18,270,422	219,369
David J. Carter	18,353,065	136,726
Daniel Hunter	18,388,270	101,521

Our stockholders also voted to ratify the selection of BDO Seidman, LLP as our independent auditors for the fiscal year ending September 30, 2005. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

18,352,033	119,771	17,987	-0-

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to approve the American Technology Corporation 2005 Equity Incentive Plan. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

8,251,891	629,311	88,615	9,519,974

The foregoing proposal was approved.

Item 5.  Other Information.

On August 5, 2005, our Compensation Committee approved amendments to our 2005 Equity Incentive Plan and standard forms of Stock Option Agreement and Stock Award Agreement for the 2005 Equity Incentive Plan. The amendments were made in response to comments of the California Department of Corporations in connection with our application for qualification of the 2005 Equity Incentive Plan in California. The amendments included a modification of the definition of Change in Control to narrow the circumstances defined as a Change in Control, and clarifications that any right of repurchase we might reserve in an award agreement and any rights of transferability we might permit in an award agreement, must conform to limitations contained in regulations promulgated by the California Department of Corporations. The amended 2005 Equity Incentive Plan and standard forms of Stock Option Agreement and Stock Award Agreement are attached to this report as Exhibits 10.9, 10.11 and 10.12.

The foregoing disclosure is made in lieu of disclosure under Item 1.01 on Form 8-K.

As disclosed in Note 11 to our financial statements included in this report, as a result of our decision in June 2005 to terminate the Committed Equity Financing Facility with Kingsbridge Capital Limited, we determined that the prepaid transaction costs asset associated with the fair value of the warrant issued to Kingsbridge and the legal, audit and other fees associated with the financing, was impaired at June 30, 2005. Accordingly, we recognized an impairment charge in the total amount of $477,085, $293,826 of which represents legal, audit and associated fees and is recorded as selling, general and administrative expense for the three and nine months ended June 30, 2005, and $183,259 of which represents the excess of the fair value of the warrant over the associated derivative instrument liability and is recorded as a warrant impairment expense for the three and nine months ended June 30, 2005. The remaining asset of $659,846 in prepaid transaction costs will be offset against the derivative instrument liability of the same amount in the quarter ending September 30, 2005, with no net effect on other income or expense.

The foregoing disclosure is made in lieu of disclosure under Item 2.06 on Form 8-K.

Item 6.  Exhibits

10.1	Separation and Release Agreement with Carl Gruenler. Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed June 17, 2005. +

10.2	Consulting Agreement with Carl Gruenler. Filed as Exhibit 99.2 to the Registrant’s Form 8-K filed June 17, 2005.

10.3	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated as of July 8, 2005.

10.4	Securities Purchase Agreement dated July 14, 2005. Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed July 19, 2005.

10.5	Registration Rights Agreement dated July 14, 2005. Filed as Exhibit 99.2 to the Registrant’s Form 8-K filed July 19, 2005.

10.6	Form of Warrant-A issued July 18, 2005. Filed as Exhibit 99.3 to the Registrant’s Form 8-K filed July 19, 2005.

10.7	Form of Warrant-B issued July 18, 2005. Filed as Exhibit 99.4 to the Registrant’s Form 8-K filed July 19, 2005.

10.8	Engagement letter dated July 15, 2005. Filed as Exhibit 99.5 to the Registrant’s Form 8-K filed July 19, 2005.

10.9	2005 Equity Incentive Plan as amended August 5, 2005. +

10.10	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Filed as Exhibit 99.2 to the Registrant’s Form S-8 filed June 2, 2005. +

10.11	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. +

10.12	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. +

10.13	Summary Sheet of Director and Executive Officer Compensation. +

10.14	Agreement of Settlement and Mutual Release, dated April 27, 2005, with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes.

10.15	Registration Rights Agreement, dated April 27, 2005, with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes.

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/S/ MICHAEL A. RUSSELL

Date: August 9, 2005		Michael A. Russell, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

Exhibit Index

10.1	Separation and Release Agreement with Carl Gruenler. Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed June 17, 2005. +

10.2	Consulting Agreement with Carl Gruenler. Filed as Exhibit 99.2 to the Registrant’s Form 8-K filed June 17, 2005.

10.3	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated as of July 8, 2005.

10.4	Securities Purchase Agreement dated July 14, 2005. Filed as Exhibit 99.1 to the Registrant’s Form 8-K filed July 19, 2005.

10.5	Registration Rights Agreement dated July 14, 2005. Filed as Exhibit 99.2 to the Registrant’s Form 8-K filed July 19, 2005.

10.6	Form of Warrant-A issued July 18, 2005. Filed as Exhibit 99.3 to the Registrant’s Form 8-K filed July 19, 2005.

10.7	Form of Warrant-B issued July 18, 2005. Filed as Exhibit 99.4 to the Registrant’s Form 8-K filed July 19, 2005.

10.8	Engagement letter dated July 15, 2005. Filed as Exhibit 99.5 to the Registrant’s Form 8-K filed July 19, 2005.

10.9	2005 Equity Incentive Plan as amended August 5, 2005. +

10.10	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Filed as Exhibit 99.2 to the Registrant’s Form S-8 filed June 2, 2005. +

10.11	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005.+

10.12	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. +

10.13	Summary Sheet of Director and Executive Officer Compensation. +

10.14	Agreement of Settlement and Mutual Release, dated April 27, 2005, with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes.

10.15	Registration Rights Agreement, dated April 27, 2005, with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes.

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kalani Jones, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael A. Russell, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris and Kalani Jones, Co-Principal Executive Officers, and Michael A. Russell, Principal Financial Officer.

+ Management contract or compensatory plan or arrangement.