Form 10-K
period 2005-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2005-12-29
CIK 924383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding in 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]   NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ]   NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ Capital Market on March 31, 2005) was $142,517,969.*

The number of shares of Common Stock, $.00001 par value, outstanding on December 14 2005, was 24,308,215.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended September 30, 2005.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 31, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

i

PART I

Forward Looking Statements
This report contains certain statements of a forward-looking nature relating to future events or the future performance of our company.  Words such as“expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements.  Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption“Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Item 1.  Business

Overview

American Technology Corporation has been researching and developing new sound and acoustic sound technologies over the last ten years, and we have successfully commercialized proprietary directed sound reproduction products based on our technologies. We believe that our innovative proprietary sound technologies and products dramatically improve the quality of sound and acoustics in a manner not attainable through conventional sound speakers, thereby opening up new markets for our products.

We have 44 patents issued worldwide covering our various sound technologies, of which 33 are patents issued in the United States. We also have 144 pending patent applications world-wide, of which 33 are pending patent applications in the United States.

Our four major product platforms and underlying technologies are listed below:

HSS®

Our HyperSonic sound, or HSS, products are based on our proprietary parametric speaker technology that creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies above the normal range of hearing. The HSS sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. Our HSS products beam sound to the intended audience and not elsewhere. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction.

LRAD™

Our Long Range Acoustic Device or LRAD products are breakthrough long-range hailing, warning and notification devices that utilize a directed acoustic beam that we developed to communicate at operational ranges with authority and superior intelligibility in high ambient noise environments. We developed the LRAD1000 in 2002. Although designed for use in a variety of applications by the U.S. military, federal instrumentalities, state and local government entities and commercial users, the initial application for this product following the bombing of the USS Cole in 2002 was in helping the U.S. Navy maintain and enforce a protection barrier for all Naval vessels. Our family of LRAD products, which we market through the U.S. Department of Defense as “The Sound of Force Protection™”, are currently in use by the various branches of the U.S. armed forces, and support the applications for the Department of Homeland Security, police and fire departments, and other public safety organizations. LRAD has also proven to be an important asset in hailing, warning and notification in the commercial context: in November 2005, the cruise ship Seabourn Spirit reportedly used an LRAD in helping to thwart an attempted pirate attack off the coast of Somalia.

Our LRAD products incorporate our proprietary technology that produces variable intensity acoustical sound intended for use in long-range and medium-range delivery of directional sound information. LRAD can be thought of as a supercharged megaphone, focusing a directional acoustic beam with a range of 500 meters or more. We market these products as directed hailing, notification and warning systems to government, military and commercial customers.

In 2005, we introduced our LRAD500, a smaller 20-inch diameter directed acoustic beam device that has multiple applications for smaller ships and yachts, shorter-range checkpoints, access denial, armored vehicles and law enforcement.

NeoPlanar®

Our NeoPlanar thin film magnetic speaker technology provides high clarity throughout the audio range for public address, emergency notification and high-end sound applications. Our NeoPlanar products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar products are targeted for inclusion in high-end consumer sound products, public address and mass notification systems. NeoPlanar technology also powers our Sound Sentinel™ products that are capable of delivering intelligible audio in excess of 500 meters, communicating effectively over high ambient noise, controlling unnecessary noise pollution and addressing rapid multi-language communications targeted to replace horn devices and other public address systems. Our SoundSaber™ line of hardened NeoPlanar panels provide vastly improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities.

SoundVector™

Our SoundVector technology is a patent-pending economical and scaleable directional sound technology for replacing sound pollution generating omni-directional alarm signals, sirens, hazard signals and other directed warnings or tones. We executed our first commercial license of this technology during fiscal 2005.

We believe we are uniquely equipped to provide our technologies and products in rapidly growing markets for new sound applications not capable of being met by conventional sound devices or loudspeakers. Moreover, the development of other low-cost products gaining wide acceptance in mass markets such as low-cost plasma and flat panel screens offer, in our view, significant growth opportunities for our HSS focused sound solutions for in-store advertising and digital signage markets. We also believe that the growth in defense, homeland security and border patrol security, as well as related risk management spending by commercial customers, provides a growing market for our sound products to be used for intelligible communication and notification over long distances.

Recent Customers and Strategic Partners

In 2005, we entered into the following agreements and arrangements:

•
In April 2005, we began a business relationship with global security provider ADT Security Systems, Inc., a unit of Tyco Fire and Security, consisting of an initial order for $356,000 of Sound Sentinel panels.

•
In July 2005, we entered into an agreement with In-Store Broadcasting Network (IBN) for the future delivery of 12,000 HSS H450 units for digital in-store media networks located in first tier retailers.

•	In July 2005, ADT began active marketing and promotion of mass notification systems containing Sound Sentinel panels to businesses, public safety agencies and other organizations.
•
In July 2005, we entered into a design and manufacturing licensing agreement with ECCO Group, the world's largest manufacturer of backup alarms for commercial vehicles. The agreement covers the initial licensing and product development of our SoundVector technology for ECCO and its affiliates for backup vehicle alarms.

•
In August 2005, we entered into a distribution agreement with ActiveLight, Inc. for our HSS product line. ActiveLight is a leading value-added distributor of advanced displays, dynamic signage solutions, and projection equipment.

Operating Segment Reporting

We organize our business into two reporting segments by the end-user markets we serve: 1) the commercial market,—referred to as the Commercial Group, and 2) the government and military market—referred to as the Government Group. Both groups market our array of products and technologies.

Information regarding revenues and gross profit (loss) by operating segment is included in Note 13 to our financial statements included with this report.

In the Commercial Group, we have concentrated our efforts in the following vertical markets:

Digital Signage - Digital Signage enables advertisers to deliver more focused and effective advertisements. Digital Signage solutions generally consist of the replacement of static or passive signs or displays with video screen devices such as cathode ray tube, or CRT, plasma, liquid crystal display, or LCD, or light-emitting diode, or LED containing still or motion video images. The image content, usually advertising or informational, can be changed via network control of each individual sign. Directed audio is used to contain or focus the audio within a defined space - generally to the person or persons in that defined space, to eliminate objections to the audio content from local workers, and to lower the overall audio noise level in a confined space. We sell our HSS products to digital signage integrators that integrate and install digital signage advertising solutions for in store networks for large national and international retailers. In-store networks and in-store digital signage installations are growing in size. In 2004, over 5,000 stores aired the PRN Network with approximately 680 million shopping visits per month As of August 2005, IBN reports over 17,000 partner stores with over 256.9 million individual shopper visits per month. In August 2005, IBN announced an agreement to install in-store digital-signage networks in more than 2,500 Kroger-owned stores in the U.S. In July 2005, we entered into an agreement with In-Store Broadcasting Network (IBN) for the future delivery of 12,000 HSS H450 units for digital in-store media networks located in first tier retailers.

Museums and Educational Displays - Directed audio is used in museums and similar facilities to focus audio information in targeted areas without distracting other patrons.  Directed audio is also used to allow multiple audio programs to be played within a confined space. Our HSS and NeoPlanar products are marketed for these applications.

Trade Show and Conventions - Trade shows and conventions require directed audio to lessen the overall room noise, attract patrons, focus instructional audio to individual displays, and contain audio programs within defined booth spaces. Our HSS and NeoPlanar products are marketed for these applications.

Kiosks - Retail point of purchase or information kiosks require directed audio to contain sound within the immediate space of the kiosk and to maintain some privacy for each individual listener.

Infrastructure and Asset Protection - Commercial customers owning and operating oil pipelines, commercial shipping vessels, cruise ships and large facilities such as manufacturing and distribution centers and shipping ports, need to protect such assets and to communicate important information to employees and customers. Our comprehensive suite of directed acoustic products provide maximum protection and superior sound quality.

Our Government Group principally markets our LRAD products to government and military customers in the United States and worldwide. Customers include the U.S. Department of Defense, U.S. Navy, U.S. Marine Corps, U.S. Army and U.S. Coast Guard and various state and city police and public safety departments.

The landscape of the global defense industry continues to evolve as events such as those of September 11, 2001, Operation Iraqi Freedom and the worldwide phenomena of terrorist attacks demand alternative strategic defense initiatives. The defense requirements of the United States have shifted from defending against Cold War era threats to focusing on the management of one or more regional conflicts, homeland security and proactive threat identification. As a result of this shift towards low intensity conflicts and military operations other than war, the defense industry is influenced by several key factors which also may impact our Government Group, including, but not limited to:

•	New funding that is available to implement new technologies to meet modern threats;
•	Increased focus on force protection through threat identification, and non-lethal capabilities;
•	Increased reliance by domestic prime contractors on others to provide subsystems and components; and
•
U.S. military development of lighter and faster defense platforms that are able to react quickly to regional conflict. These highly mobile, rapidly deployable forces are relying on advanced technologies to provide a full awareness of the battlefield, improve communication and evaluate threats.

We believe military branches, government agencies, allied forces and maritime and commercial entities will increasingly employ LRAD systems for long range hailing and warning as part of their force or site protection strategies.

Our shares of common stock trade through the NASDAQ Capital Market under the symbol “ATCO.”  Our address is 13114 Evening Creek Drive South, San Diego, California, 92128, our telephone number is 858-679-2114, and our internet website is located at www.atcsd.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this report nor is it part of this report.

Our Technology and Products

HyperSonic Sound (HSS)
We have pioneered a new paradigm in sound production based on well-known principles of physics. The common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves we hear. Parametric or nonlinear acoustics, on the other hand, use changing pressures in air to produce sound indirectly.

HSS employs ultrasonic frequencies to carry content, such as music and voice, into the air. Proprietary ultrasonic emitters, or transducers, which convert electrical energy to high frequency acoustical energy, produce these ultrasonic frequencies beyond the range of hearing.  We have developed the ability to use such devices in lieu of loudspeakers to emit a custom-generated ultrasonic wave with the proper difference frequency characteristics to produce audible sound within and throughout a tightly formed beam. With our HSS technology, audible sound is not created on the surface of the ultrasonic emitter--a significant departure from a direct radiating loudspeaker.  Instead, the audible sound is generated in the air itself and is focused and directed. For example, using our HSS products, if the acoustic beam is directed towards a wall, the sound first emanates from the surface of the wall - not from the emitter, as it would be with a conventional loudspeaker. Or, or if the HSS acoustic beam is directed to a person, the sound is created at the person. HSS directionality allows sound to be focused or “beamed” in space or diffused from a surface in a variety of ways to produce desired effects. Also, the sound does not spread at the same rate over distance as it does with traditional speakers. This unique feature provides greater sound clarity and intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at very long distances.

With the rapid growth of directed advertising such as digital signage, point-of-purchase and in-store TV networks, we believe there is a trend towards sound clutter and noise pollution where conventional sound products and speakers are used. In-store display advertising tends to irritate customers if too intrusive or loud, and annoy workers due to the repetition. We have employed our HSS sound with plasma displays to achieve focused, controlled sound such that only those customers situated in specified locations are targeted and nearby customers and store clerks do not hear the message. We believe this ability to focus sound will be a driving feature of HSS systems. We believe our HSS technology offers a number of advantages:

•	Delivery of more effective advertisements to store patrons;
•	Ability to create a beam of sound and place it only where it’s intended;
•	Elimination of the need for a speaker enclosure;
•	Reduction of the effect of room acoustics on sound quality;
•	Ability to manipulate or selectively position or diffuse the source of sound;
•	Ability to deliver a beam of sound over longer distances than conventional speakers, such as down a grocery store aisle;
•	Ability to penetrate other competing sounds; and
•	Elimination of feedback from live microphones.

We expect additional HSS applications to become evident as our products become more widely known.

Long Range Acoustic Device (LRAD)
Our Long Range Acoustic Device, or LRAD, technology is a breakthrough directed acoustic beam device for long-range hailing and warning. LRAD was developed in parallel with the release of Naval Vessel Protection Zone requirements to enforce a 500-yard Exclusion Zone and 100-yard Protection Zone around U.S. naval warships both in the U.S. and in the foreign ports and restricted waters. When used in military applications, LRAD products provide the critical long-range communication and, when properly operated, provide an intense but not harmful ability to warn away friendlies, classify non-compliants as hostile and support decisions concerning escalation of responses. LRAD is unique in part because it permits our customers to deliver a measured response in first hailing and communicating and then as a warning and deterrent, if necessary. LRAD supports the difficult missions of waterside force protection against small boats, crowd control, area denial of personnel, clearing buildings and search and seizure operations, and border patrol. LRAD permits military troops and public safety officials to maintain distance between themselves and a potential threat, providing time to inform and change behavior and to save lives on both sides of the device.

Our LRAD products deliver voice and tone clarity in a 15° - 30° beam at distances over 500 meters, using only two amps of current. In addition to microphone input, our LRAD products can communicate prerecorded phrases in various languages via the built-in MP3 player or an optional Phraselator ® (Phraselator ® is a registered trademark of Marine Accoustics, Inc.). A remote pan and tilt option allows the LRAD operator to remotely change the direction of the device at extended distances from the device, which in turn increases safety and the time to diffuse tense situations.

In August 2005, we introduced a smaller version of the LRAD, the LRAD500 that features reduced size and weight for easier transport and vehicle or aircraft mounting. The LRAD500 allows police to provide clear instructions to crowds, fire crews to communicate to persons in buildings, maritime vessels to communicate with small vessels, security personnel to communicate in multiple languages at distance, airport managers to scare away birds that could pose a danger to aircraft, agents to provide instructions from airborne craft including helicopters, and many other activities.

Through intense direct sales and marketing efforts, successful product deployments, extensive media coverage and product demonstrations, we believe that LRAD products are achieving brand awareness within the U.S. Department of Defense. LRAD systems are currently in operational use in maritime, checkpoint, vehicular, airborne, and integrated system applications by the U.S. Navy, U.S. Marine Corps, U.S. Army and U.S. Coast Guard as well as on board commercial ships. The U.S. Navy, U.S. Marine Corps. and U.S. Army have reported favorable feedback from LRAD deployments in Operation Iraqi Freedom. LRAD products also support applications for the Department of Homeland Security, other government and law enforcement agencies and customers where there is a need to protect critical high-value commercial infrastructure such as buildings, bridges, tunnels, dams, power plants, pipelines, airports, sea ports, communications towers and other important commercial facilities. An LRAD system has recently proven to be effective in helping to provide security for commercial shipping and cruise lines.

NeoPlanar Speakers
Our NeoPlanar technology is a thin film planar magnetic type speaker that uses novel films, magnetic materials and a manufacturing process that we believe provides improved cost/performance benefits. Traditional planar magnetic speakers have been limited in range, expensive, or have used materials with limited power handling ability. Our NeoPlanar technology provides the ability to build cost-effective light-weight, flat and thin speakers with high power output providing exceptional clarity over long distances.

SoundVector
Our SoundVector technology is a patent-pending economical and scaleable directional sound technology designed to replace noisy omni-directional alarm signals, sirens, hazard signals and other directed warnings or tones. Our advanced development group created this technology, and we executed our first commercial license of this technology in fiscal 2005 for vehicle backup alarms.

Other Proprietary Technologies and Products
We have other sound inventions, technologies and products in various stages of development including our PureBass® Woofer technology for low frequency speakers, our Stratified Field Technology, or SFT®, that employs a thin form, non-magnetic film to produce high quality sound, our Sound Cluster customized horn array that automatically adjusts to an ambient noise environment and other technologies and products in various stages of development.

Strategy

We believe we are building a leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to build on this leading position by offering a variety of products for an increasing range of applications. In executing our strategy, we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into the various markets and segments that we are pursuing.

We believe there are OEM and licensing opportunities for our innovative technologies dealing with focused or directed sound. In August 2001, we entered into a non-exclusive license agreement with Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. During fiscal 2005, Harman advised us that they intend to utilize NeoPlanar technology in future products; however, to date, we have not earned any license revenue from the manufacture of Harman products utilizing our technology.

In April 2005, we began a working relationship with the global security provider ADT Security Systems, Inc., a unit of Tyco Fire and Security, which included an opening order of $356,000 for Sound Sentinel panels. In July 2005, ADT began active marketing and promotion of ADT’s Mass Notification systems containing Sound Sentinel panels to businesses, public safety agencies and other organizations.

We have established a distribution arrangement with ADS, Inc. as a reseller of our LRAD products via a prime vendor contract vehicle to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. Our strategy is to add additional agents or distributors for military and government business.

Manufacturing and Suppliers

We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business.

We presently employ contract manufacturers for production of HSS and LRAD components and sub-assemblies. We manufacture and assemble NeoPlanar products for both commercial and government systems in our Carson City, Nevada facility. During fiscal 2005 we ceased using a contract manufacturer for the production of our HSS and LRAD products. We presently employ an outside manufacturer for a portion of the assembly of some of our products and complete final assembly, test and ship of all products from either our San Diego or Carson City facilities. As product volume builds, we intend to contract more work to outside contract manufacturers for such services as final assembly and test, and full turnkey product manufacturing of some of our products.

We have refined our internal business processes to improve how we design, test and qualify product designs.  We continue to implement more rigorous manufacturing and quality processes to track production and field failures.

We have identified suppliers for film and other key parts, but some are on a sole source basis. Although other suppliers are believed to be available, the disruption and cost of changing suppliers, if required, could have a material adverse effect on our financial condition and results of operations.

Selling, Marketing and Customers

We market and sell products and services through our sales force based in San Diego, California with field offices located in Maine, Florida, Washington, and independent sales representatives in the United Kingdom, and Hong Kong. Our administrative offices are located in San Diego, California.

For the fiscal year ended September 30, 2005, revenues from one customer in the Government Group, ADS, Inc., accounted for 69% of revenues with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2004, sales to two Government Group customers, ADS, Inc. and General Dynamics, Armaments and Technical Products, Inc., accounted for 47% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues.  ADS, Inc. is a reseller of our products via a prime vendor contract vehicle to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security.

For the fiscal years ended September 30, 2005, 2004 and 2003, LRAD product revenues were $8,821,367, $3,907,291, and $261,106 respectively, which represented 87%, 68% and 20% of revenues in each of the respective years. For the fiscal year ended September 30, 2003, HSS product revenues were $507,445, and 39% of revenues. No other product group represented more than 15% of revenues in any year.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.  However, our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $4,155,000 at September 30, 2005. Backlog orders are subject to cancellation or rescheduling by our customers.

Information regarding our revenues by geographic area is set forth in Note 13 to our financial statements included with this report.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date we have been providing direct warranty service, but in the future we may establish warranty service through OEM customers or others. Some of our agreements require OEM customers to stock certain quantities of product for use as warranty replacements. International market warranties are generally similar to the U.S. market.

In fiscal 2003, due to performance failures of some of our first generation of HSS systems resulting primarily from a vacuum emitter component, we agreed to replace emitters on approximately 700 HSS Generation I units. We completed this replacement program during fiscal 2005. At September 30, 2005, we had a warranty reserve of $248,981, and our cost of performing warranty service during our fiscal year ended September 30, 2005 totaled $ 154,667.

Competition

 Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Manufacturers of consumer and commercial speakers include Harman International, Boston Acoustics and many others. Suppliers of government audio industry speakers include IML Sound Commander, Technomad Inc, ATI, Dynalec, Henschel and others. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and of implementing our technologies, the ability to meet customer needs to differentiate their products, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not, however, be competitive with the existing or future products, technologies or services of our competitors.

We believe HSS is the leading parametric speaker with limited direct competition to date. Although others have attempted to use parametric speaker concepts to produce sound, we do not believe they have progressed to the point of cost-effective and directly competitive commercial products compared to HSS. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight. Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master. These companies employ electrostatic and piezoelectric emitter devices, which we believe are less efficient and more expensive than our proprietary emitters. However, these parametric speaker competitors or others may introduce products with features and performance competitive to our products.

We will continue to aggressively seek patent protection for our intellectual property. Companies such as Brown Innovations and others have employed domes and other techniques to try to focus or contain sound for directed sound applications such as point-of-sale. We do not believe these methods are directly competitive to HSS in ease of use, cost and performance.

We also believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our NeoPlanar technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that are focusing marketing efforts in the flat panel market segment include, but are not limited to: (i) high-end electrostatic flat panel manufacturers such as Martin Logan and others, and (ii) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel. We are not aware of companies offering flat panel technology to the government market comparable to our government NeoPlanar products, but others may introduce products with features and performance competitive to our government NeoPlanar products.

We believe our SoundVector directed acoustic technology is novel with distinct technical and market attributes attributable to the backup alarm and other alert and warning tone markets. While we believe the demonstrated directivity of our warning tones is an important technical and performance advantage, we compete with traditional speakers and horns used in these existing markets. Others may modify existing products or offer new products with features and performance competitive to our SoundVector technology.

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

Seasonality

We have not experienced any significant seasonality trends to date. Seasonality trends may occur in the future. Government business tends to be seasonal due to the U.S. Government procurement cycle, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending December 31 usually producing relatively lower sales.  Our Government Group business has not experienced this seasonality to date, but we may experience increased seasonality in the future.

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

Our HSS technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we were required to provide an abbreviated report to the FDA describing the technology, which we submitted in August 2001. The FDA may respond to such report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should an HSS product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our HSS technology poses any human health risks. However, it is possible that we, or one of our OEM customers or licensees, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

Our products are being produced to standard product safety requirements for sale in the United States and to similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

Some of our products may be subject to certain export controls by the U.S. government in accordance with various statutory authorities (including, for example the Trading with the Enemy Act of 1917, the Arms Export Control Act of 1976, the Export Administration Act of 1979 or the International Emergency Economic Powers Act), regulations and related executive orders. These controls affect the export of products and services to foreign customers and foreign business partners, in addition to exports to foreign persons generally (including our employees who are foreign persons or foreign regulatory bodies).

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

The second main regulatory system is administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), which administers the International Traffic in Arms Regulations (ITAR).  The ITAR requires licenses for the export of any product, service or technology that is specifically designed or adapted for a military application and is listed on the United States Munitions List.  Since our products are directional speaker systems designed for both commercial and government use, we do not believe that our technologies will fall under ITAR restrictions.  This belief has recently been confirmed by cognizant government officials. However, it is possible that some of our products may be deemed to have been specifically designed or adapted for military application and, if so, would be regulated under the ITAR in the future.  If our products, services or technology are regulated under the ITAR, we will be required to submit an application for and obtain an export license to DDTC before exporting ITAR-controlled products, services or technology.

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

As a defense contractor or subcontractor, our contract costs may be subject to audit and review by the U.S. Government. Routine audits and investigations are conducted from time to time to determine if performance and administering of U.S. Government contracts are compliant with applicable contractual requirements, and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor or subcontractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment may also limit a company's ability to obtain future subcontracts, to receive task orders on certain existing contracts, or to have options exercised on existing contracts.  Additionally, if a company is suspended or debarred, the U.S. Government can suspend or revoke the company's foreign export privileges.  We are not currently subject to any suspension or debarment proceedings, nor are we the subject of any investigation by the U.S. Government.

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

We have a substantial base of intellectual property assets. We have 33 patents issued in the U.S. and 44 patents issued worldwide.  We also have approximately 33 patents pending in the U.S. and 144 patents pending worldwide on our proprietary sound technologies. Our issued patents expire between 2006 and 2022. We are preparing and intend to file other sound technology patent applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

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

Key Patent and Patent Application Titles	Coverage
Acoustic Heterodyne Device and Method	Virtual loudspeaker projection, controlling virtual projection attributes and direction with a computer driver and in ear applications for HSS
Piezoelectric Film Sonic Emitter	Piezoelectric film based emitters
Parametric Loudspeaker w/ Electro-Acoustical One stage Diaphragm Transducer	All film type transducers for HSS
Modulator Processing for a Parametric Loudspeaker	Advanced distortion correction
Parametric Loudspeaker with Improved Phase Characteristics	Ideal tuning of parametric carriers for maximum efficiency
Power Amplification for Parametric Loudspeakers	All high efficiency switch-mode power amplifiers for HSS
Modulator-Amplifier	Specialized integration of very high efficiency power amplification and modulation electronics for HSS
Parametric Virtual Speaker and Surround Sound System	HSS for virtual surround sound
Pre-encoded Signals for Playback though a Parametric Loudspeaker System	Pre recorded HSS processing for reduced processing cost and hardware
Dynamic Carrier System for Parametric Arrays	Reduced power consumption and increased efficiency in HSS

The following table lists some of our other key sound patents and patent applications and the inventions they cover:

Key Patent Title	Coverage
A High Intensity Directional Electro-acoustic Sound Generating System for Communications Targeting	High Intensity Directional Acoustic Array Long Range Acoustic Device - LRAD™
Single End Planar Magnetic Speaker	a) Single Ended, Planar Magnetic loudspeaker w/high energy magnets b) High speed/low cost planar film diaphragm production c) Specialized film for use in planar magnetic loudspeakers
Improved Sing-Ended Planar Magnetic Speaker	Single ended planar magnetic loudspeaker with high energy magnetics
Planar Magnetic Speakers with Secondary Magnetic structure	Higher output, high fidelity planar magnetic transducer
Acoustically Asymmetric Band-Pass Loudspeaker with Multiple Acoustic Filters	a) Low distortion/High Powered Subwoofer b) Increased bandwidth subwoofer
Dynamic Power Sharing in a Multi-Channel Sound System	Power/cost savings, increased output in surround sound/home theater systems

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims, and could be denied in their entirety.

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

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach.

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2005, 2004, or 2003, as these royalties were immaterial and were waived by Mr. Norris. We may owe royalties in future periods based on actual sales or technology revenues.

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

For the fiscal years ended September 30, 2005, 2004, and 2003 we spent $4,621,532, $2,988,784 and $2,437,591, respectively, on company-sponsored research and development, and $-0-, $-0- and $55,760, respectively, on customer-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of American Technology Corporation and their ages and business experience for the last five years are set forth below.

Elwood G. Norris, age 67, has been a Director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position.  He served as President from August 1980 to February 1994.  Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology. He is an inventor with 47 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies. In April 2005, he was named as the 2005 recipient of the $500,000 Lemelson-MIT Prize for his many inventions including HyperSonic Sound.

John R. Zavoli, age 46, was appointed to our board of directors on June 14, 2005 and was appointed as President and Chief Operating Officer in November 2005 and Interim Chief Financial Officer in December 2005. Mr. Zavoli was the president, chief executive officer and chief financial officer of Path 1 Network Technologies Inc. (AMEX: PNO), a San Diego-based provider of IP broadcast video transport and routing systems through September 2005. Mr. Zavoli joined Path 1 in October 2002 and was appointed president and chief executive officer and elected as a director in March 2004. Before joining Path 1, from November 2001 through September 2002, Mr. Zavoli served as chief financial officer and general counsel with NHancement Technologies (later re-named Appiant Technologies). From June 1987 through July 1992, he held various senior level financial and legal positions with Digital Equipment Corporation (now Hewlett-Packard). Mr. Zavoli is a former partner with PricewaterhouseCoopers LLP, where he consulted high tech clients in global operations, taxation, fiscal management, mergers and acquisitions and other related issues. Mr. Zavoli obtained his B.S. in Accounting from the University of Illinois in 1981, a J.D.,from The John Marshall Law School in 1986, and an LL.M. from Boston University School of Law in 1990.

Karen Jordan, age 35, joined our Company in November 2005 as Director of Finance, and in December 2005 was appointed as Chief Accounting Officer. From July 2003 to November 2005, Ms. Jordan was a self-employed bankruptcy executive, managing the Estates of LCS Management, Inc. and LCS West, Inc. From January 2001 to July 2003, Ms. Jordan was Corporate Controller with LifeCare Solutions, Inc., a provider of integrated home healthcare products and services. From June 1996 to January 2001, Ms. Jordan held various positions with Quidel Corporation, a developer and manufacturer of diagnostic tests for detection of a variety of medical conditions and illnesses. At the time Ms. Jordan left Quidel Corporation, she held the position of Assistant Controller. Ms. Jordan is a Fellow Chartered Accountant in Ireland. Ms. Jordan received her Associate Chartered Accountant license from the Institute of Chartered Accountants in Ireland.

Bruce Gray, age 50, joined our company as Vice President of Sales and Marketing for our Commercial Group in March 2005. In November 2005, Mr. Gray was appointed as our Vice President, Commercial Group. From November 2001 through March of 2005, Mr. Gray served as Chief Executive Officer of Ethertronics Corporation, which developed and manufactured antenna systems for the mobile wireless market. From November 1998 through October 2001, Mr. Gray served as Senior Vice President of Sales and Marketing for Novatel Wireless. He has also held executive sales management positions at Uniden, Sensormatic, US Robotics and Alcoa Electronics. Mr. Gray holds a Bachelor of Science in Engineering from the University of South Alabama and a Master of Business Administration degree from the University of San Diego. Mr. Gray has previously served on the Board of Directors of Ethertronics Corporation, Ethertronics Trading Company Ltd., and TechnoCom Corporation.

James Croft, III, age 52 joined our company in October 1997 as Vice President of Engineering. In December 2000 he was appointed Chief Technology Officer. As part of the Company’s March 2003 reorganization, Mr. Croft was appointed Senior Vice President of Research and Development. In August 2005 he was appointed as Chief Technology Officer and Vice President of Development. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also a member of the Board of Directors of Definitive Audio, Inc., a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985.

Alan J. Ballard, age 50, joined our company in January 2004, and has held various positions in our Government Group, including Senior Director of U.S. Military Sales, Government and Force Protection Group. In November 2005, our board of directors approved the appointment of Mr. Ballard as our Vice President, Government and Military Division. From January 2001 to December 2003, Mr. Ballard was a senior engineer and project manager with Bath Iron Works, a subsidiary of General Dynamics Corporation. Prior to joining Bath Iron Works, he was an officer in the United States Navy with over 23 years of service prior to his retirement in September 2000. Mr. Ballard has a B.S. in civil engineering from Old Dominion University.

Rose Tomich-Litz, age 47, joined our company in November 2005 as our Vice President, Operations. Ms. Tomich-Litz has over 17 years of experience in operations. From December 2002 to June 2004, Ms. Tomich-Litz was Vice President, Operations with Promicro Systems, a manufacturer and distributor of custom computers and servers. Prior to joining Promicro Systems, from June 2000 to January 2002, she was Vice President, Operations with Prisa Networks, a manufacturer and distributor of storage area network management software. Ms. Tomich-Litz holds an M.B.A. and a B.S. in Business Administration from San Diego State University.

Employees

At September 30, 2005, we employed a total of 46 people. Of such employees, 11 were in research and development, 9 were in production, quality assurance and materials control, 11 were in general and administrative and 15 were in marketing, sales and licensing.  We also lease technical personnel from time to time on an as needed basis and use outside consultants for various services.  We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Item 2.  Properties.

Our executive offices and our research and development facilities for our Commercial Group and Government Group are located at 13114 Evening Creek Drive South, San Diego, California.  We presently occupy approximately 23,548 square feet, and our monthly rent payments are approximately $28,257. This lease expires January 31, 2006, and we have entered into a new sublease for approximately 23,698 rentable square feet located at 15378 Avenue of Science, San Diego, California 92118 for a term commencing January 1, 2006 and expiring May 31, 2011. We have agreed to pay $29,623 per month (i.e., $1.25 per rentable square foot) during the term. In addition to the monthly base rental expense, we will be responsible for certain costs and charges specified in the sublease, including our proportionate share of the building operating expenses and real estate taxes. In addition, the sublease provides that we have a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including our premises. We believe the new space will be adequate for our needs for the foreseeable future.

We rent, on a monthly basis, office space utilized for development and production of our NeoPlanar technology for our Company, located at 3170 Research Way, Unit 81, Carson City, Nevada. We occupy approximately 2,200 square feet with a monthly payment of $1,246 excluding utilities.

Our East Coast sales office for the Government Group is located at 5 Main Street, 2nd Floor, Topsham, Maine. We occupy approximately 1,700 square feet of space and our monthly payments are $2,592 excluding utilities. Our current lease for this space expires on December 31, 2005 and we are currently in negotiations to renew this lease.

Item 3.  Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on NASDAQ Capital Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended September 30, 2004 and 2005:

	Bid Quotations
	High	Low
Fiscal Year Ending September 30, 2004
First Quarter	$6.19	$4.01
Second Quarter	$6.07	$4.05
Third Quarter	$7.77	$5.50
Fourth Quarter	$6.70	$4.38
Fiscal Year Ending September 30, 2005
First Quarter	$11.38	$5.50
Second Quarter	$11.55	$7.75
Third Quarter	$9.28	$5.36
Fourth Quarter	$6.75	$4.96

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

We had 1085 holders of record of our common stock at December 14, 2005 with shares issued and outstanding. We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2005, we issued 37,500 shares of common stock upon the exercise of warrants issued to investors in private placement financings in 2001, and received aggregate proceeds of $75,000 in connection with the exercise of such warrants. These issuances were in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

For the fiscal years ended September 30,

	2005	2004	2003	2002	2001
Statement of Operations:
Net revenues	$10,195,546	$5,752,549	$1,315,426	$1,010,752	$855,342
Gross profit (loss)	$4,571,185	$2,282,728	$(228,651)	$326,908	$277,066
Net loss	$(9,086,707)	$(5,960,436)	$(8,227,013)	$(8,220,132)	$(5,046,219)
Net loss available to common stockholders	$(10,883,133)	$(7,325,785)	$(10,636,241)	$(8,503,044)	$(5,166,941)
Net loss per share-basic and diluted	$(0.50)	$(0.37)	$(0.67)	$(0.60)	$(0.38)
Weighted average number of shares-basic and diluted	21,570,002	19,603,265	15,857,569	14,193,508	13,563,101

As of September 30,
	2005	2004	2003	2002	2001
Working capital	$9,726,309	$3,472,984	$8,484,210	$554,713	$892,040
Total assets	$15,208,870	$7,645,291	$11,744,371	$3,789,634	$3,837,284
Long-term obligations	$1,564,000	$12,131	$23,097	$3,153,012	$-
Total stockholders' equity (deficit)	$10,142,338	$5,192,915	$9,728,171	$(884,882)	$2,993,495

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

Overview

We are an innovator of proprietary directed sound technologies and products.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our proprietary sound technologies. We invest significant funds in research and development and on patent applications related to our technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt product sales or licensing activities, and result in lengthy and costly delays. Our products may not achieve market acceptance sufficient to sustain operations or achieve future profits. See “Risk Factors” below.

We incurred net losses of $9,086,707, $5,960,436 and $8,227,013 in the fiscal years ended September 30, 2005, 2004 and 2003, respectively.  We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs.  We may incur additional operating losses during fiscal 2006.  Based on our cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital resources for the next twelve months. Our operating plans are based on us continuing to increase revenues and generate positive cash flows from operations.  See “Liquidity and Capital Resources”, below. If required, we have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

For our first assessment of the effectiveness of our internal controls over financial reporting required under section 404 of the Sarbanes-Oxley Act of 2002, we identified various material weaknesses in our internal controls over financial reporting, and associated weaknesses in our disclosure controls and procedures, as discussed more fully in Item 9A, below. We have undertaken efforts to remediate these material weaknesses and to improve overall our internal controls over financial reporting and our associated disclosure controls and procedures.

Recent Developments

In October 2005, Kalani Jones resigned from his positions as our president and chief operating officer and as a member of our board of directors. John Zavoli, a member of our board of directors, was appointed as our new president and chief operating officer. Mr. Zavoli commenced his service in these new positions in November 2005. Mr. Zavoli previously served as an independent director on our board of directors, and as a member of the Compensation Committee and the Audit Committee. As a result of his appointment as president and chief operating officer, Mr. Zavoli no longer qualifies as an independent director under applicable Nasdaq standards, and he resigned from the Audit Committee and the Compensation Committee upon his acceptance of an officer position. Our board of directors presently consists of five directors, three of whom are independent directors under applicable Nasdaq standards.

Michael A. Russell, our former chief financial officer, resigned from his employment on December 16, 2005. Mr. Russell's resignation on December 16, 2005 constituted notice of termination of his employment arrangement with our company.

On December 16, 2005, our board of directors appointed John R. Zavoli as the interim chief financial officer to replace Mr. Michael A. Russell. Mr. Zavoli's employment terms did not change as a result of this appointment.

On December 16, 2005, Karen Jordan was appointed as chief accounting officer. Ms. Jordan joined our company in November 2005 as director of finance. Ms. Jordan's employment is terminable at-will by the Company or by Ms. Jordan for any reason, with or without notice.

Business Outlook

We achieved record revenues of $10.2 million for the fiscal year ended September 30, 2005, a 77% increase from prior year’s revenues of $5.75 million. Our operating loss for our fiscal year ended September 30, 2005 increased over fiscal year 2004 primarily as a result of increased operating expenses including research and development and sales and marketing costs. In fiscal year 2006, we anticipate that revenues will continue to grow primarily due to the introduction of our HSS H450 product and increased acceptance of our LRAD and NeoPlanar products. We expect our research and development expenses to decrease in fiscal year 2006 as a result of the completion of major engineering projects in fiscal year 2005 and a reduction in the number of employees engaged in product and technology development. However, even with such anticipated reduced research and development costs, our sales and marketing expenses may increase as we focus on expanding our sales and marketing efforts for our existing products, thereby offsetting any benefit of cost reduction from other areas of our business.

We believe we have a solid technology and product foundation for business growth over the next several years. The dramatic growth and acceptance of digital signage requiring the use of our directed sound products and the continuing global threats to both governments and commerce where our LRAD™ products have proven to be effective at hailing and notification for force protection provide market opportunities for our directed sound solutions.

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

Revenue Recognition. We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as Product Sales and (ii) contract and license fee revenue.  Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, per contract, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped by the licensee incorporating our patented proprietary technologies. Revenues are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory.  The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value.  For the fiscal year ended September 30, 2005, we reviewed the carrying value of our inventory and increased the reserve for obsolescence to $691,206, consisting of raw materials and finished goods that were associated with our older generation of products, and raw materials that are considered to be slow-moving.

Valuation of Intangible Assets.  Intangible assets include purchased technology and patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.  In fiscal year ended September 30, 2005, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 9 to our financial statements for additional information regarding warranties.

Valuation of Derivative Instruments. In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’ and EITF Issue No. 00-19, we value certain warrants we have issued in connection with various equity financings that we have completed as a derivative liability. We must make certain assumptions and estimates to value our derivative liability periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements. In the fiscal year ended September 30, 2005, we recognized an unrealized gain on derivative revaluation of $1.2 million. The derivative liability associated with warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

Guarantees and Indemnifications.  Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification and liquidated damage agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

We undertake indemnification obligations in the ordinary course of business related to our products and the issuance of securities. Under these arrangements, we may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. Our obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and we agreed to indemnify the customer against such claims. We are unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to our indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that we may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, our indemnification obligations could range from immaterial to having a material adverse impact on our financial position and our ability to continue in the ordinary course of business.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss carry forwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control.

Legal Proceedings.   We are currently involved in certain legal proceedings.   For any legal proceedings that we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated.  We record our best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim.  As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.  As of September 30, 2005 and 2004, we recorded accruals of $71,900 and $150,000 for contingent liability associated with our legal proceedings.  Revisions in our estimates of the potential liability could materially impact our results of operations.

Segment Information

Our Commercial Products Group (Commercial Group) sells and licenses HSS, LRAD, NeoPlanar and our other products and technologies into commercial markets for directed sound in consumer, commercial and professional applications. Our Government & Military Group (Government Group) markets LRAD, NeoPlanar and our other products to government and military customers for expanding force protection and commercial security markets. Although the segments did not become separately managed until the last quarter of fiscal year 2003, data for all of fiscal 2003 has been segmented for comparison purposes.

Presented below is a summary of revenues by business segment:

Years Ended September 30,	2005	2004	2003
Revenues:
Commercial Group	$891,745	$933,373	$861,091
Government Group	$9,303,801	$4,819,176	$454,335
	$10,195,546	$5,752,549	$1,315,426

Presented below is the gross profit or loss by business segment.

Years Ended September 30,	2005	2004	2003
Gross Profit (Loss):
Commercial Group	$(924,019)	$(534,174)	$(501,748)
Government Group	$5,495,204	$2,816,902	$273,097
	$4,571,185	$2,282,728	$(228,651)

Comparison of Results of Operations for Fiscal Years Ended September 30, 2005 and 2004

Revenues

Revenues increased $4.4 million, or 77%, in the fiscal year ended September 30, 2005 to $10,195,546 compared to $5,752,549 for the fiscal year ended September 30, 2004. Fiscal year 2005 revenues included $10,013,215 of product sales and $182,331 of contract and license revenue. Fiscal year 2004 revenues included $5,581,936 of product sales and $170,613 of contract and license revenues. The increase in fiscal year 2005 revenues resulted primarily from a 126% increase in LRAD product revenues to $8,821,366 from $3,907,291 in 2004.

Commercial Group Revenues - The Commercial Group reported net revenues of $891,745 in the fiscal year ended September 30, 2005, representing a 4% decrease from net revenues of $933,373 in fiscal year 2004. Sound product revenues were $812,328 and $933,373, and contract and license revenues were $79,417 and -$0- in fiscal years 2005 and 2004, respectively. The decrease in sound product revenues in fiscal year 2005 resulted primarily from decreased HSS sales of older generation product in anticipation of the shipment of a new generation of HSS product that commenced in the fourth quarter of fiscal year 2005. During most of fiscal year 2005, we developed and tested our new generation of our HSS products, and sales of HSS product in fiscal year 2005 were limited to certain older systems. We expect increased Commercial Group HSS and other sound product revenues in the fiscal year ending September 30, 2006.

In the fiscal year ended September 30, 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. In fiscal year 2005, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At September 30, 2005, $95,833 remained unearned under this agreement and has been recorded as deferred revenue. At September 30, 2005, we had aggregate deferred license revenue of $395,833 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government & Military Group - Government & Military Group net revenues for the fiscal year ended September 30, 2005, were $9,303,801 compared to $4,819,176 in fiscal year 2004, representing a 93% increase. Fiscal year 2005 revenues included LRAD product revenues of $8,821,366, NeoPlanar product revenues of $379,521 and contract and license revenues of $102,914. Fiscal year 2004 revenues included LRAD revenues of $3,907,291, NeoPlanar revenues of $265,520, other product revenues of $484,827, and contract and license revenues of $161,538. The increase in LRAD revenues in fiscal year 2005 was primarily the result of shipments associated with a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products. We expect LRAD revenues to grow in fiscal year 2006 due to these factors and the introduction of our new portable LRAD500.

Gross Profit

Gross profit for the fiscal year ended September 30, 2005 was $4,571,185, or 45% of revenues, compared to $2,282,728, or 40% of revenues, for fiscal year 2004. The increase in gross profit in fiscal year 2005 was principally the result of the increased sales of our higher margin LRAD products, partially offset by increased reserves for inventory obsolescence. We increased our inventory valuation reserve by $389,334 in the fourth quarter of fiscal 2005. The fourth quarter increase resulted from HSS parts that became obsolete upon completion of the design of our H450 HSS product, and from LRAD parts which are no longer required due to our shift in emphasis from large, remote controlled installations to standard and portable installations. This fourth quarter obsolescence adjustment contributed to an overall negative gross margin in the fourth quarter.

Gross loss for our Commercial Group was $924,019 and $534,174, in fiscal years 2005 and 2004, respectively, primarily as a result of insufficient margins earned on product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government Group was $5,495,204 in the fiscal year ended September 30, 2005, or 59% of revenue, compared to $2,816,902 in fiscal year 2004 or 58% of revenue. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, we continue to make product updates and changes, including raw material and component changes that may impact product costs. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended September 30, 2005 increased $4,000,825 to $9,333,436 or 91% or revenues, compared to $5,309,547, or 92% of revenues, in fiscal year 2004. The increase in selling general and administrative expenses year on year were primarily attributed to $702,482 for increased personnel and related expenses; $776,093 for increased consulting, accounting and auditing expenses primarily as a result of the Sarbanes-Oxley Act of 2002; $723,572 for increased legal fees primarily associated with the costs of an abandoned equity line financing, increased SEC reporting cost and litigation costs; and $752,077 for increased travel, commissions, demonstration equipment and trade show activity due to and resulting in higher sales.

We incurred non-cash compensation expenses in fiscal years ended September 30, 2005 and 2004 of $21,780 and $65,863, respectively, from extending the exercise period of options for certain terminated employees on 7,250 and 28,438 shares, respectively, of common stock, due to stock trading restrictions. In fiscal year 2005, we also recorded $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company who transitioned from employee to consultant, and $6,160 of non-cash compensation expense for the value of 10,000 options granted to a non-employee. During fiscal years 2005 and 2004, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal year ended September 30, 2005 and 2004 by $40,916 and $37,798, respectively.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2005, we incurred a significant amount of outside consultant costs and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management assessment of internal control over financial reporting. We expect to incur significant additional audit fees and other costs in fiscal year 2006 to comply with the Sarbanes-Oxley Act and to improve our internal control over financial reporting and procedures in our accounting organization. We do not currently have an estimate of these future costs, but we anticipate we will increase spending for increased staffing, outside consultants and legal and audit costs.

Research and Development Expenses

Research and development expenses increased $1,632,748 to $4,621,532, or 45% of revenues, in fiscal year 2005, compared to $2,988,784, or 52% or revenues, in fiscal year 2004. The increase in research and development expenses year on year is primarily due to a $1,345,752 increase in personnel and related expenses of which $245,183 was non-cash compensation associated with an extension of time to exercise stock options, and a $281,236 increase in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed and introduced significant new products in our fiscal year 2005, including our HSS H450 product and our portable LRAD500. With the completion of these major projects, and based on current plans and reduced engineering staffing, we expect fiscal year 2006 research and development costs to be lower than fiscal year 2005.

Loss From Operations

Loss from operations was $9,383,783 in the fiscal year ended September 30, 2005, compared to a loss from operations of $6,015,603 in fiscal year 2004. The increase in fiscal year 2005 loss from operations resulted primarily from the increase in research and development and increased selling, general and administrative expenses as we increased the development effort on our H450 and LRAD products and sales and marketing expenses. We also incurred significant expense in evaluating our system of internal controls for compliance with the Sarbanes-Oxley Act of 2002.

Other Income (Expense)

In fiscal year 2005, we earned $84,510 of interest income on our cash balances, incurred $93,457 of interest expense and incurred $743,977 of non-cash interest expense associated with the acceleration of the write off of the debt discount associated with warrants issued as part of our December 2004 note financing. Other income for fiscal year 2005 included $1,233,259 of unrealized gain on derivative revaluation, including $183,259 related to the decrease in the fair value of a warrant issued in connection with our December 2004 equity financing line, and $1,050,000 related to the decrease in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants (see “Financing Activities” below). In the fiscal year ended September 30, 2005, we recognized a warrant impairment charge of $183,259 representing remaining warrant derivative instrument liability, after crediting prepaid transaction costs, when we terminated the equity financing line and the warrant in July 2005.

At September 30, 2005 our short term and long term derivative liability was $1,846,000. We must make certain assumptions and estimates to value our derivative liability periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

In fiscal year ended September 30, 2004, we earned $58,056 of interest on our cash balances and incurred $2,889 of interest expense.

Net Loss

The net loss for fiscal year 2005 was $9,086,707, compared to a net loss of $5,960,436 in fiscal year 2004. We had no tax federal income tax expense for each of the last three fiscal years due to net losses.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased during fiscal years ended September 30, 2005 and 2004 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased each year by an additional deemed dividend computed from a discount provision in our convertible preferred stock. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders was further increased by a 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,796,426 in fiscal year 2005 (which included $1,739,054 of accelerated accretion due to the conversion of all remaining Series D and Series E Preferred stock during the year) and $1,365,349 in fiscal year 2004 increasing the net loss in each year. Accordingly, the net loss available to common stockholders was $10,883,133 and $7,325,785 in fiscal years 2005 and 2004, respectively.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2004 and 2003

Revenues

Revenues for the fiscal year ended September 30, 2004 were $5,752,549, 337% higher than fiscal year 2003 revenues of $1,315,426. The increase in revenues in fiscal year 2004 was primarily from increased sales of LRAD products to government customers. Fiscal year 2004 revenues included $5,581,936 of product revenues and $170,613 of contract and license revenues. Fiscal year 2003 revenues included $1,070,645 of product sales and $244,781 of contract and license revenues. Fiscal year 2003 revenues included sales of $95,370 of portable consumer products--a product line that we no longer offer for sale. Sound products provided the balance of fiscal 2003 product revenues and all of fiscal 2004 product revenues

Commercial Group - Fiscal year 2004 net revenues of $933,373 increased 8% increase over net revenues of $861,091 in fiscal year 2003. Sound product revenues were $933,373 in fiscal year 2004, with no contract and license revenues. In fiscal year 2003, sound product revenues totaled $594,703, consumer portable product sales, were $95,730 and contract and license revenues were $170,658. We no longer sell consumer portable products. The increase in sound product revenues in fiscal 2004 was primarily the result of increased HSS sales offset in part by reduced NeoPlanar sales. During most of fiscal year 2004, we developed and tested a new HSS product line, and HSS sales were limited to certain older systems.

Government & Military Group - Net revenues for fiscal year 2004 increased 961% to $4,819,176, compared to $454,335 in fiscal year 2003. Fiscal year 2004 revenues included LRAD revenues of $3,907,291, NeoPlanar revenues of $265,520, other product revenues of $484,827 and contract and license revenues of $161,538. Fiscal year 2003 revenues included LRAD revenues of $261,106, NeoPlanar revenues of $124,674 and contract and license revenues of $68,555. The increase in LRAD revenues in fiscal year 2004 was primarily the result of increased market acceptance of our LRAD1000 product.

Gross Profit

Gross profit for the fiscal year ended September 30, 2004 was $2,282,728, or 40% of revenues, compared to a gross loss in fiscal 2003 of $228,651. The gross loss in 2003 primarily resulted from a $319,500 special warranty reserve for discontinued HSS units.

Gross loss for our Commercial Group was $534,174 and $501,748 in fiscal years 2004 and 2003, respectively, primarily as a result of insufficient margins earned on product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross loss for our commercial group in fiscal year 2003 was also affected by the special warranty reserve of $319,500 recorded as a result of a high failure rate of our HSS Generation I emitter design.

Gross profit for our Government Group was $2,816,902 in fiscal year 2004, or 58% of revenues, compared to $273,097, or 60% of revenues, in fiscal year 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,309,547, or 92% of revenues, in fiscal year 2004, an increase of $445,836 from $4,863,711, or 370% of revenue, in fiscal year 2003. Legal and professional costs decreased $1,316,323 to $852,644 in fiscal year 2004 compared to $2,168,967 in fiscal year 2003. Included in legal and professional costs in fiscal year 2004 was an estimated settlement cost accrual of $150,000 associated with a legal action with a former licensee. Included in legal and professional costs in fiscal year 2003 were settlement costs and accruals of $1,233,754 related to legal settlements and a buyout of NeoPlanar royalties due. Personnel costs increased from $1,562,852 in fiscal year 2003 to $2,449,739 in fiscal 2004 as a result of increased headcount.

In fiscal year 2004, we incurred $65,863 of non-cash compensation expense from extending the exercise period of options to certain terminated employees due to stock trading restrictions. In fiscal year 2003, we incurred $410,816 of non-cash compensation from the issuance of 109,844 common shares related to purchased technology and $179,995 for the issuance of stock options and warrants to non-employees.

Research and Development Expenses

Research and development expenses increased in fiscal year 2004 over fiscal year 2003. Fiscal year 2004 research and development expenses were $2,988,784 of which salaries, benefits and consultant expenses accounted for $2,015,828 or 67%. Fiscal year 2003 expenses totaled $2,493,351, including $315,636 of NeoPlanar technology amortization. Salaries and benefits and consultant costs accounted for $1,780,345, or 71% of research and development expenses in fiscal year 2003.

Loss From Operations

Loss from operations for the fiscal year ended September 30, 2004 was $6,015,603, compared to a loss from operations of $7,561,200 in fiscal year 2003, This reduction in loss from operations was due in part to the improvement of $2,511,379 in gross profit in fiscal year 2004 compared to fiscal year 2003, partially offset by higher operating expenses.

Other Income (Expense)

In fiscal year 2004, we earned $58,056 of interest income on our cash balances and incurred $2,889 of interest expense. In fiscal 2003, we earned $23,293 of interest income and we incurred interest expense of $686,639, which included non-cash amortization of debt discount of $405,000, and $169,753 of interest paid in common stock. During fiscal year 2003, our outstanding long-term debt was converted to equity resulting in substantial reduction in interest expense.

Net Loss

The net loss for fiscal year 2004 was $5,960,436 compared to a net loss of $8,227,013 in fiscal 2003.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased during fiscal years 2004 and 2003 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased in fiscal years 2004 and 2003 by an additional deemed dividend computed from a discount provision in our convertible preferred stock. The imputed deemed dividends are not contractual obligations to pay such imputed dividends. Net loss available to common stockholders is further increased by the 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,365,349 in fiscal year 2004 and $2,409,228 in fiscal year 2003 increasing the net loss in each year. Accordingly, the net loss available to common stockholders was $7,325,785 and $10,636,241 in fiscal years 2004 and 2003, respectively.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies.  We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at September 30, 2005 was $10,347,779 compared to $4,178,968 at September 30, 2004.  The increase in cash was primarily the result of financings described below, offset by the operating loss and cash used to support other operating activities.

In December 2004, we sold for cash in a private offering, an aggregate of $2,000,000 of unsecured subordinated promissory notes due December 31, 2006. These notes were repaid in July 2005. See “Financing Activities” below.

In December 2004, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd., pursuant to which Kingsbridge committed, subject to certain significant limiting conditions, to purchase up to $25 million of our common stock to support future growth.  As part of the arrangement, we issued a warrant to Kingsbridge to purchase 275,000 shares of our common stock at a price of $8.60 per share. CEFF and the warrant were cancelled in July 2005 and there was an unrealized gain of $183,259 for the change in value of the warrant from issuance to cancellation. There was a corresponding warrant impairment expense of $183,259 at termination.

In July 2005, we sold 2,868,851 shares of common stock at a purchase price of $4.88 per share. The gross proceeds from this financing were approximately $14 million. We incurred financing and closing costs of approximately $828,176, primarily comprised of brokerage fees and legal costs. We used approximately $2.0 million of the proceeds to discharge the principal balance and accrued interest on the unsecured subordinated promissory notes above. See “Financing Activities” below.

Other than cash and our balance of accounts receivable, we have no other unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development, marketing and sales costs and general and administrative costs for our sound products and technologies.  The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control.

Principal factors that could affect the availability of our internally generated funds include:
•	government spending levels;
•	introduction of competing technologies;
•	failure of sales from our Government Group or Commercial Group to meet planned projections;
•	product mix and effect on margins; and
•	product acceptance in new markets.

Principal factors that could affect the availability to obtain cash from external sources include:
•	volatility in the capital markets; and
•	market price and trading volume of our common stock.

Based on our current cash position and our product backlog that is shippable in the next twelve months of $4.2 million and assuming currently planned expenditures and level of operations, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and NeoPlanar products will continue to contribute cash in fiscal 2006. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities
Our net cash used in operating activities was $8,801,922 for the fiscal year ended September 30, 2005 compared to $6,030,043 for the fiscal year ended September 30, 2004 and $5,457,369 for the fiscal year ended September 30, 2003. For the fiscal year ended September 30, 2005, the increased net loss was the primary reason for the increased cash used in operating activities. The fiscal year 2005 net loss of $9,086,707 included certain non-cash expenses totaling $2,703,920, such as $444,566 in depreciation and amortization, a $784,150 increase in the provision for obsolete inventory, $324,582 in options granted for compensation and $723,000 amortization of debt discount. The net loss was also reduced by a net unrealized gain of $1,233,259 on derivative revaluation. In addition, in fiscal year 2005, cash used in operating activities included an increase of $1,932,502 in inventories, an increase of $56,021 in accounts receivable, a decrease in warranty reserve of $154,667 and an increase of $44,920 in prepaid expenses offset in part by a $1,002,234 increase in accounts payable and accrued liabilities.

At September 30, 2005, we had working capital of $9,726,309, compared to working capital of $3,472,984 at September 30, 2004. This increase was primarily a result of the financings described above, partially offset by cash used for operations. Net working capital, excluding cash and short-term debt, was a deficit of $609,339 at September 30, 2005. This represents a decrease of $85,678 from the net working capital deficit at September 30, 2004 of $695,017. The decrease in the deficit in net working capital primarily resulted from increases in inventory balances offset in part by increases in accounts payable and other accrued liabilities.

At September 30, 2005, we had trade accounts receivable of $880,276.  This compares to $926,747 in trade accounts receivable at September 30, 2004. The level of trade accounts receivable at September 30, 2005 represented approximately 32 days of revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities
We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for capital expenditures was $480,926, $395,932 and $108,246, in the fiscal years ended September 30, 2005, 2004 and 2003, respectively. Cash used for investment in new patents was $275,587, $346,818 and $112,007 in the fiscal years ended September 30, 2005, 2004 and 2003, respectively. We anticipate continued capital expenditures for patents in fiscal 2006.

Financing Activities
During the fiscal years ended September 30, 2005, 2004 and 2003, we financed our working capital requirements primarily through the sale of common and preferred stock and warrants, promissory notes and the exercise of stock options and warrants. In fiscal year 2005, we received $13,171,824 of net cash proceeds from the sale of common stock and warrants (net of offering costs), and $2,566,389 of proceeds from the exercise of options and warrants. In fiscal year 2004, we received cash proceeds from the exercise of options and warrants and from promissory notes of $1,111,317. In fiscal year 2003, we received $500,000 from the sale of senior secured promissory notes, $2,432,500 of cash proceeds from the sale of Series E Preferred Stock and warrants exercisable for common stock, proceeds of $10,000,000 from the sale of common stock and warrants and $1,614,227 from the exercise of options.

The following paragraphs summarize additional information regarding our fiscal 2005 financing transactions.

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

In July 2005, we sold 2,868,851 shares of common stock at a purchase price of $4.88 per share. We also issued warrants in two series to the investors to purchase 1,581,919 shares of common stock. The “A” Warrants are exercisable for an aggregate of 717,213 shares of common stock at an exercise price of $6.36 per share until July 18, 2009. The “B” Warrants are exercisable for an aggregate of 864,706 shares of common stock at an exercise price of $7.23 per share until March 28, 2006. The gross proceeds from this financing were approximately $14 million. We incurred financing and closing costs of approximately $828,176, primarily comprised of brokerage fees and legal costs. We used approximately $2.0 million of the proceeds to discharge the principal balance of and accrued interest on the unsecured subordinated promissory notes above.

We have agreed to submit the July 2005 financing to a vote of our stockholders for approval prior to June 2006. We further agreed that, subject to certain exceptions, if during the next year we sell shares of our common stock, or options or warrants to purchase shares of our common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. We have also agreed to indemnify the purchasers for certain losses including a penalty of up to $140,000 per month (maximum of $70,000 per month through December 2005), with no contractual maximum, should the registration statement not remain effective for the securities.

The “A” Warrants and “B” Warrants contain provisions that would adjust the exercise price, and in inverse proportion adjust the number of shares subject to the warrant, in the event we pay or effect stock dividends or splits, or in the event we sell shares of our common stock at a purchase price, or options or warrants to purchase shares of our common stock having an exercise price, less than the exercise price of the applicable warrant. The “A” Warrants also feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant with a market value equal to the exercise price. This right is available only if a registration statement covering the shares subject to the “A” Warrants is not available. We have the right to redeem the “B” Warrants if the closing price of the shares of our common stock is $10.00 or greater for 15 consecutive trading days and the holder does not exercise within 20 days after we give notice of redemption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obilgations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Capital leases	$12,806	$12,806	$-	$-	$-
Operating leases	$2,082,417	$491,737	$730,500	$712,065	$148,115
Purchase committments	$304,250	$304,250	$-	$-	$-
Total contractual cash obligations	$2,399,473	$808,793	$730,500	$712,065	$148,115

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board, which we refer to as the “FASB”, issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to affect our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect FIN 47 to affect our financial condition or results of operations.

In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is considering the guidance of this SAB in the adoption of SFAS 123R. The effect of expensing stock options on results of operations using a Black-Scholes option-pricing model is presented in these financial statements above under Stock Based Compensation. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on results of operations and earnings (loss) per share. We have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29”, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect SFAS No. 153 to affect our financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the financial statement impact of the implementation of SFAS No. 151.

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2006. At September 30, 2005 we had an accumulated deficit of $51,414,200. We need to generate additional revenue and reduce operating expenses to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

Our current plans indicate that depending on sales, we may need additional capital to support our growth. We may generate a portion of these funds from operations.

Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels impacting the sale of our products;
•	our ability to reduce and control spending;
•	introduction of new competing technologies;
•	failure of sales from to meet planned projections;
•	product mix and effect on margins; and
•	acceptance of our products in new markets.

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted.

Our equity financings impose certain liquidated damages which may impair our liquidity and ability to raise capital.

In connection with our July 2005 equity financing, we entered into a registration rights agreement with some of the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing. If the registration statement ceases to be effective and available, or for other reasons, those selling stockholders are unable to re-sell their shares purchased in the financing or acquired upon exercise of their related warrants, we may be obligated to pay liquidated damages to those selling stockholders in the amount of 0.5% of the gross proceeds we received in that financing per month until January 14, 2006, and 1% of those gross proceeds per month thereafter. The registration statement is currently effective.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence on our financial reporting, our ability to obtain financing and other aspects of our business.

 Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2005, including the following:

•	Failure to apply existing controls established for inventory valuation in connection with our financial statement closing process
•	Insufficient flow of information and communications
•	Inadequate monitoring of controls and procedures
•	Ineffective control over our fixed asset accounting
•	Ineffective control over the accounting for accounts receivable
•	Insufficient oversight of financially significant processes and systems, including deficiencies relating to monitoring and oversight of the work performed by our finance and accounting personnel
•	Ineffective control over our accounts payable

The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected.

As a result of these material weaknesses, management’s assessment as of September 30, 2005 concluded that the Company’s internal control over financial reporting is ineffective. Some of the identified material weaknesses have not been fully addressed. It is also possible that additional material weaknesses will be identified in the future.  The material weaknesses in our internal control over financial reporting related to the lack of controls and procedures to ensure that revenues are recognized in accordance with generally accepted accounting principles, the lack of adequate manpower and insufficient qualified accounting personnel to identify and resolve complex accounting issues, the lack of controls over accruals and cut-offs, and the lack of controls surrounding financial reporting and close procedures.

Because we have concluded that our internal control over financial reporting is not effective, and because our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

One customer accounted for approximately 69% of our revenues in fiscal year 2005. Two customers and their affiliates accounted for 58% of our revenues in fiscal year 2004, one customer accounted for 24% of our revenues in fiscal year 2003, and we continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U. S. military, accounted for 69% of revenues in fiscal year 2005. In fiscal year 2004,ADS accounted for 47% of our revenues, and a second customer and its affiliates accounted for 11% of our revenues. These customers have the right to cease doing business with us at any time. If our relationship with ADS or any other material partner or vendor were to cease, then our revenues would decline substantially and negatively impact our results of operations. Any such decline could result in us incurring net losses, increasing our accumulated deficit and causing us to need to raise additional capital to fund our operations.

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

The growth of our Government & Military Group revenues is materially dependent on acceptance of our LRAD products by government, military and developing force protection and emergency response agencies, and if these agencies do not purchase our products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. Within the Government & Military Group, our largest customer, ADS, is a reseller of our products to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. We have only recently achieved significant sales of LRAD products and only began offering our smaller LRAD500 in our fiscal fourth quarter 2005, and neither of the products have been widely accepted in the government market. Furthermore, the force protection and emergency response market is itself an emerging market which is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products which could cause our revenues to decline.

Potential customers for our LRAD products, including government, military and force protection and emergency response agencies, may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner or as a weapon. These claims or perceptions could cause our product sales to decline or possibly subject the sale of these products to stricter government regulations covering the sale of weapons. In addition, if governmental agencies determine that our products could be classified as a weapon , our sales of these products could be negatively impacted by longer sales cycle. These factors could reduce future revenues, adversely affecting our financial condition and results of operations.

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

In the case of certain agreements involving equipment or services controlled under the International Traffic in Arms Regulations (ITAR) and sold at specified dollar volumes, the U.S. Department of State must notify Congress at least fifteen to thirty days, depending on the intended overseas destination, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We do not believe our current product lines are subject to the congressional notification requirement; however, as our product lines expand, this notification requirement could impact our ability to sell certain controlled products or services in the international market.

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

We are currently introducing new products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our HSS, NeoPlanar and LRAD technologies have only recently been introduced to market and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our current product line took longer than anticipated by management and the introduction of future products, if any, could also be subject to delays. Customers may not accept our current products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve future similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

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

At September 30, 2005, we had a warranty reserve of $248,981. In prior years, we recorded substantial warranty reserves for early versions of our HSS products and have little history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We could incur charges for excess and obsolete inventory.

Due to rapidly changing technology, and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit. In fiscal year 2005, we increased our reserve for excess or obsolete and slow moving inventory to $691,206.

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

We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues from our proprietary sound reproduction products and technologies are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

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

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology, particularly our patents. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed. A competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. For example, patent protection on our LRAD products is limited, and we may not be able to prevent others from introducing products with similar functionality. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

Our HSS sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a customer or we may be required to comply with FDA requirements to remedy the defect and/or notify consumers of the problem. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operations.

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

We rely on outside manufacturers and suppliers to provide a large number of components and sub-assemblies incorporated in our products and may rely on third-party turnkey production in the future.

Our products have a large number of components and subassemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Although we have the ability to assemble our products internally, we have from time to time and in the future may have some or all of our products produced by third-party manufacturers either for major subassemblies or on a turnkey basis. We may be required to outsource manufacturing if sales of our products increase significantly. We have historically used a single third-party contract manufacturer to manufacture major subassemblies or products, and we expect to continue to use a single manufacturer in the future until product volume grows substantially. We may not be able to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. In addition, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

Our success is dependent on the performance and integration of our new executive team, and the cooperation, performance and retention of our executive officers and key employees.

John R. Zavoli joined as our President and Chief Operating Officer in November 2005. He assumed the role of Interim Chief Financial Officer in December 2005. Also in November 2005, Rose Tomich-Litz was appointed Vice President, Operations, and in December 2005, Karen Jordan, our Director of Finance, was promoted to Chief Accounting Officer. Two other existing employees were promoted to executive officers during 2005. We are presently seeking a permanent chief financial officer, and as of September 30, 2005, our management identified a material weakness concerning oversight of accounting processes and personnel, which was primarily due to a lack of human resources and insufficiently skilled personnel within our operations and accounting reporting functions.

Our business and operations are substantially dependent on the performance and integration of our new President and Chief Operating Officer, the newly rebuilt finance department and the other new executives. Our performance is also substantially dependent on Elwood G. Norris, our Chairman. Our senior executives have worked together for only a short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business.

We are also dependent on our ability to retain and motivate high quality personnel, especially sales and marketing executives and skilled technical personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

During fiscal 2005 we incurred substantial costs in complying with Section 404 of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting and having our independent auditor attest to that evaluation. Compliance with these requirements has been and is expected to continue to be expensive and time consuming.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Capital Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

If we are not current in our filings with the SEC, we will face several adverse consequences.

If we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D, to any purchasers not qualifying as “accredited investors.” Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the delinquency occurs. In addition to the liquidated damages discussed above with respect to existing placements, these restrictions may impair our ability to raise funds, should we desire to do so, and to attract and retain key employees.

If we fail to keep our filings current with the SEC our common stock may be delisted from the NASDAQ Capital Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans.,

When we adopt SFAS 123R related to the accounting for employee stock option and employee stock purchase plans using a fair-value method, our results from operations and earnings per share will be reduced significantly.

The Financial Accounting Standards Board issued SFAS No. 123R “Share-Based Payment” in December 2004. SFAS 123R requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their financial statements. SFAS 123R is effective beginning our first quarter of fiscal 2006. We are assessing the impact of SFAS 123R on our stock-based compensation programs; however, we expect to record significant stock-based compensation expense that will increase our net loss and loss per share.

Technology companies in general and our company in particular have a history of depending upon and using broad-based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. This change in accounting rules could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

There are a large number of shares that we sold in our July 2005 financing that have recently been registered in a registration statement, and the sale of these shares may depress the price of our common stock and encourage short sales by third parties.

To the extent that the investors in our 2005 financing sell shares of our common stock under the currently effective registration statement, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of additional shares available for sale in the market may cause holders of our common stock to sell their shares, which could continue to depress or contribute to a decline in our stock price.

The sale of material amounts of common stock by selling stockholders under the registration statement for the July 2005 financing could also encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a stockholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because the seller can purchase the shares at a price which is lower than the price at which the seller sold the borrowed stock. Short sales could place downward pressure on the price of our common stock by increasing the number of shares being sold, which could contribute to the future decline of our stock price.

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

As of September 30, 2005, we had outstanding options granted to our employees, directors and consultants to purchase 2,070,810 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 3,577,653 shares of our common stock. The exercise prices for the options and warrants range from $2.00 to $10.10 per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our common stock trades on the NASDAQ Capital Market. The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

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

We are currently exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents. Based on our balance of cash and cash equivalents of $10.3 million at September 30, 2005, a change of one percent in interest rate would cause a change in interest income of approximately $103,000. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 8.  Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 29, 2005, BDO Seidman, LLP, the independent registered public accounting firm previously engaged as the principal accountant to audit our financial statements, whom we will hereinafter refer to as BDO, informed us of its resignation as our independent registered public accounting firm.

BDO’s reports on our financial statements for each of the fiscal years ended September 30, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with its audit for each of the fiscal years ended September 30, 2004 and 2003, and through the interim period from October 1, 2004 through June 29, 2005, there has been no disagreement between us and BDO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its reports on our financial statements.

On July 6, 2005, our audit committee engaged Swenson Advisors, LLP as our principal independent registered public accounting firm, which firm audited our financial statements for the fiscal year ended September 30, 2005. We did not, nor did anyone on our behalf, consult Swenson Advisors during our two most recent fiscal years or during the subsequent interim period prior to our engagement of Swenson Advisors regarding the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on our financial statements, or regarding any matter that was the subject of a disagreement described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our co-principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 due to the material weaknesses in internal control over financial reporting described below under "Management's Report on Internal Control Over Financial Reporting."

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management identified a number of material weaknesses in internal control over financial reporting. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In December 2005, in connection with the audit of our financial statements for the year ended September 30, 2005 and management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2005 any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

•	Oversight of Accounting Processes and Personnel

We did not maintain sufficient oversight and supervision of financially significant processes and systems, and we noted deficiencies relating to monitoring and oversight of the work performed by our operations and accounting personnel. This material weakness was due primarily to a lack of adequate finance department supervision over finance and accounting personnel, and a lack of human resources and insufficiently skilled personnel within our operations and accounting reporting functions. This material weakness resulted in errors in the preparation and review of financial statements, disclosures, schedules and reconciliations supporting certain general ledger account balances, errors not detected in certain accrued liability accounts and accounts payable, proper valuation and costing of inventory, proper tracking and accounting for fixed assets, and accurate valuation of accounts receivables, thereby resulting in audit adjustments to our fiscal year 2005 annual financial statements.

•	Information and Communications

We did not maintain adequate processes for gathering key financial information to support the achievement of financial reporting objectives. As a result, management's ability to monitor both internal and external events was compromised. This material weakness resulted from a lack of skilled personnel and adequate supervisory management, primarily in our finance and operations organizations. This material weakness resulted in the unavailability of reliable information concerning inventory, fixed assets, accounts receivable and accounts payable, which in turn contributed to audit adjustments to our fiscal year 2005 annual financial statements.

•	Monitoring

We did not maintain adequate processes to determine whether internal control over financial reporting was operating effectively and whether financial reports were reliably and accurately prepared. In particular, we lacked an ongoing monitoring process that would have enabled management to determine whether internal control over financial reporting was present and functioning. This material weakness resulted from a lack of skilled personnel and adequate supervisory management, primarily in our finance and operations organizations. This material weakness resulted in various deficiencies in our financial reporting process relating to our inventory valuation, fixed asset accounting, accounts receivable and accounts payable, and resulted in audit adjustments for our fiscal year 2005 annual financial statements.

•	Inventory Valuation

Controls that we have established for inventory valuation were not properly applied in connection with our financial statement closing process for the year ended September 30, 2005. This failure to apply existing controls relative to inventory valuation resulted both from lack of experienced accounting and operations personnel , the lack of proper supervision of such personnel, and the unexpected departure of personnel responsible for the application of such controls. This material weakness resulted in incorrect valuation and proper pricing of our inventory at our fiscal year ended September 30, 2005, thereby resulting in an audit adjustment to our fiscal year 2005 annual financial statements.

•	Fixed Asset Accounting

We did not maintain effective control over the accounting for fixed assets. We lacked an appropriate policy for reconciling certain recorded assets for which there was incomplete identifying information with assets on hand, and also lacked experienced accounting personnel responsible for maintaining fixed assets. This material weakness resulted in an adjustment of the value of the company’s fully depreciated fixed assets for which there was no impact to the company’s reported fixed assets net of depreciation, as well as an adjustment to the valuation of net fixed assets at September 30, 2005.

•	Accounts Receivable

We did not maintain effective control over the accounting for accounts receivable. This failure to apply existing controls relative to accounting for accounts receivables resulted from a lack of experienced accounting personnel and inadequate supervision of the personnel responsible for timely accounts receivables reconciliations. We discovered several discrepancies between our accounting records and those of our customers concerning the value of accounts receivable outstanding at September 30, 2005. This material weakness resulted in audit adjustments to our fiscal 2005 annual financial statements.

•	Accounts Payable

We did not maintain effective controls over the accuracy of our accounts payable and recorded liabilities at September 30, 2005. Specifically, we did not account for all invoices that had been issued to us by various vendors for the period ended September 30, 2005. This material weakness resulted in audit adjustments to our fiscal year 2005 annual financial statements.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Swenson Advisors, LLP, the independent registered public accounting firm that also audited our consolidated financial statements included in this annual report, as stated in their report which is included herein.

Our management has discussed the material weaknesses described above with our audit committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented and/or plan to implement the measures described below. Although we believe these actions will remediate the material weaknesses described above, management will need to complete further testing to verify that these remediation efforts have been executed in a manner sufficient to remedy such material weaknesses.

Because of these material weaknesses, management has concluded that our company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the COSO Framework.

Our independent registered public accounting firm, Swenson Advisors LLP, has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as stated in its report which appears on page F-2 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

As of the filing date of this report, we have not fully remediated the material weaknesses in our internal control over financial reporting identified as of September 30, 2005.  However, beginning in November 2005, management has taken a number of steps that it believes will improve the effectiveness of our internal control over financial reporting including the following:

•	Oversight of Accounting Processes and Personnel

As discussed above, in November and December 2005, we hired new accounting department personnel who we believe have the expertise and experience required to perform the functions to timely and correctly report financial results. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer. In December 2005, our Chief Financial Officer resigned from his employment, and Mr. John R. Zavoli, our President and Chief Operating Officer, was appointed Interim Chief Financial Officer. Mr. Zavoli has significant financial oversight experience. See "Description of Business - Executive Officers" above for more information on the backgrounds of Mr. Zavoli and Ms. Jordan. We are actively seeking a new permanent chief financial officer who will provide close supervision of accounting personnel to ensure compliance with our controls and procedures. In part due to our ongoing search for a permanent chief financial officer, we cannot be certain at this time that these steps have corrected the associated material weakness.

•	Information and Communications

We have hired new accounting and operations personnel in November and December 2005, including new management personnel. In December 2005, we designed a procedure for our accounting department to disseminate key information and metrics to senior management beginning in our second quarter of fiscal 2006 in order to support the achievement of financial reporting objectives. We believe that these steps will correct the associated material weakness discussed above.

•	Monitoring

We have hired new accounting personnel in November and December 2005, including new management personnel. In December 2005, these personnel were directed to review our monitoring controls, and to the extent necessary, improve monitoring processes to be consistent with the criteria based on the COSO Framework.

•	Inventory Valuation

We have hired new accounting personnel in November and December 2005, and have documented closing procedures that these personnel will follow in properly computing the cost of inventory on a net realizable basis. We believe these steps will remediate the associated material weakness discussed above.

•	Fixed Asset Accounting

In December 2005, we implemented a control for accounting personnel to conduct an annual inventory of our fixed assets. The control also calls for purchases of new assets to be properly entered into our accounting system by asset description and type, and all current and future assets to be tagged with an asset number for tracking in our accounting system. We believe this step will correct the associated material weakness discussed above.

•	Accounts Receivable

Accounting personnel will follow control procedures managing accounts receivable and periodic reconciliation of accounts receivable with customers consistent with our closing processes. We believe this step will correct the associated material weakness discussed above.

•	Accounts Payable

In November 2005, we implemented a policy for all company personnel to follow our controls and procedures related to incurring liabilities, including purchasing procedures and properly identifying and recording accounts payable. We believe these steps will correct the associated material weakness discussed above.

Changes in Internal Controls

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On December 23, 2005, we entered into a separation agreement with Michael A. Russell. Mr. Russell was formerly our Chief Financial Officer and Secretary and resigned from his employment on December 16, 2005. The agreement provides that Mr. Russell will remain an employee of our company through January 3, 2006. The agreement provides for our payment of $46,250 as severance, to be paid at Mr. Russell's former base rate of pay following termination in accordance with our regular payroll practices, with all then unpaid amounts paid by March 31, 2006, and our payment of health benefit premiums on Mr. Russell's behalf for a period not to extend beyond March 31, 2006. In addition, the agreement requires Mr. Russell to execute a general release of all claims against the company.

The foregoing disclosure is made in lieu of disclosure under Item 1.01 on Form 8-K.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2006 (the Proxy Statement).

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

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Principal Accounting Fees and Services."

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following financial statements are filed as part of this report under “Part II, Item 8 - Financial Statements and Supplementary Date”:

Financial Statements and Schedules:
Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Balance Sheets as of September 30, 2005 and 2004
Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003
Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2005, 2004 and 2003
Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003
Summary of Accounting Policies and Notes to Financial Statements

Schedule II - Valuation and Qualifying Accounts
(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

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

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Filed as Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Filed as Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Filed as Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Amended and Restated Bylaws of American Technology Corporation. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

3.3	Restated Bylaws of American Technology Corporation. Filed as Exhibit 3.1 on Form 10-Q for the quarter ended December 31, 2004, dated February 11, 2005.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Filed as Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Filed as Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

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

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.3.2	Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated August 1, 2005.*

10.3.3	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005.*

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris filed as Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998 filed as Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan. Filed as Exhibit 10.5.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan. Filed as Exhibit 10.5.2 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.6	2002 Stock Option Plan. Filed as Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Filed as Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

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

10.9	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.10	Securities Purchase Agreement dated July 11, 2003. Filed as Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.11	Registration Rights Agreement dated July 11, 2003. Filed as Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.12
Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Filed as Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.13	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Filed as Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.13.1	Separation and Release Agreement with Kalani Jones dated October 20, 2005.+*

10.14	Employment Agreement of Carl Gruenler, as amended. Filed as Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.14.1	Separation and Release Agreement with Carl Gruenler dated June 15, 2005. Filed as Exhibit 99.1 on Form 8-K filed June 17, 2005.+

10.14.2	Consulting Agreement with Carl Gruenler dated June 15, 2005. Filed as Exhibit 99.2 on Form 8-K filed June 17, 2005.+

10.15	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Filed as Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.16	Table of Inducement Grants.+*

10.17	Form of Special Stock Option. Filed as Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.18	Employment Agreement of Michael Russell. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.19	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell. Filed as Exhibit 10.28 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.20	Employment Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.21	Separation Agreement of Joseph A. Zerucha. Filed as Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.22	Employment Agreement of Bruce Ehlers. Filed as Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.23	Release Agreement of Bruce Ehlers. Filed as Exhibit 10.32 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.24	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.25	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Filed as Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.26	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Filed as Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.27	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated July 8, 2005. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2005, dated August 9, 2005.

10.28
Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Filed as Exhibit 10.39 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.29	Form of Unsecured Subordinated Promissory Note. Filed as Exhibit 10.40 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.30	Form of Warrant. Filed as Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.31	Summary Sheet of Director and Executive Officer Compensation.*

10.32	Employment offer letter for Bruce Gray effective March 21, 2005. Filed as Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.33
Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. Filed as Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.34	Commission Plan for Bruce Gray pursuant to Employment letter dated March 21, 2005, approved by the board of directors on September 28, 2005.+*^

10.35	Securities Purchase Agreement dated July 14, 2005. Filed as Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.36	Registration Rights Agreement dated July 14, 2005. Filed as Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.37	Form of Warrant-A issued July 18, 2005. Filed as Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.38	Form of Warrant-B issued July 18, 2005. Filed as Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.39	Engagement letter with Olympus Securities, LLC dated July 15, 2005. Filed as Exhibit 99.5 on Form 8-K filed July 19, 2005.

10.40	2005 Equity Incentive Plan as amended August 5, 2005. Filed as Exhibit 10.9 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.41	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Filed as Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.42
Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Filed as Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.43	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Filed as Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.44
Settlement Agreement and Mutual Release with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Filed as Exhibit 10.14 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.45
Registration Rights Agreement with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Filed as Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.46	Employment Agreement with James Croft III dated February 28, 2000.+*

10.47	Employment Letter Agreement with John R. Zavoli dated October 17, 2005.+*

10.48	Employment letter of Alan J. Ballard dated November 21, 2003.+*

10.49	Employment letter of Rose Tomich-Litz dated November 29, 2005.+*

10.50	Employment letter of Karen Jordan dated October 26, 2005, 2005.+*

10.51	Sublease between ATC and Anacomp, Inc. dated December 13, 2005.*

10.52	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005.*

23. Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of Swenson Advisors, LLP.*

24. Power of Attorney

24.1	Power of Attorney. Included on signature page.

31. Certifications

31.1
Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer.*

* Filed concurrently herewith

+  Management contract or compensatory plan or arrangement. Exhibits 10.28, 10.29 and 10.30 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.

^ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

American Technology Corporation

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Technology Corporation:

We have completed an integrated audit of American Technology Corporation’s 2005 financial statements and of its internal control over financial reporting as of September 30, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion, based on our audit, is presented below.

Financial Statements and financial statement schedule

In our opinion, the financial statements listed in the index appearing under Item 15 (a)(1) present fairly in all material respects, the financial position of American Technology Corporation as of September 30, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that American Technology Corporation did not maintain effective control over financial reporting as of September 30, 2005 because the Company did not maintain sufficient oversight and supervision of financially significant process systems to include the preparation of the financial statements, schedules and related disclosures, did not maintain adequate processes for gathering key financial information to support the achievement of financial reporting objectives, did not maintain adequate processes to determine whether internal control over financial reporting was operating effectively and whether financial reports were reliably and accurately prepared, did not properly and completely maintain inventory costs in accordance with generally accepted accounting principles as of September 30, 2005, did not maintain accurate fixed asset records, did not properly maintain effective control over the accounting for accounts receivable, and did not maintain effective controls over accounts payable to properly record all invoices issued to the Company for the period ended September 30, 2005. The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Oversight of Accounting Processes and Personnel

The Company did not maintain sufficient oversight and supervision of financially significant processes and systems, and did not monitor and oversee the work performed by their operations and accounting personnel. This material weakness was due primarily to a lack of adequate finance department supervision over finance and accounting personnel, and a lack of human resources and insufficiently skilled personnel within the operations and accounting reporting functions. This material weakness resulted in errors in the preparation and review of financial statements, disclosures, schedules and reconciliations supporting certain general ledger account balances, errors not detected in certain accrued liability accounts and accounts payable, proper valuation and costing of inventory, proper tracking and accounting for fixed assets, and accurate valuation of accounts receivables.

•	Information and Communication

The Company did not maintain adequate processes for gathering key financial information to support achievement of financial reporting objectives. As a result, management’s ability to monitor internal and external events was compromised. This material weakness resulted from a lack of personnel and adequate supervisory management, primarily in the finance and operations organizations. This material weakness resulted in the unavailability of reliable information concerning inventory, fixed assets, accounts receivable, and accounts payable.

•	Monitoring

The Company did not maintain adequate processes to determine whether internal control over financial reporting was operating effectively and whether financial reports were reliably and accurately prepared. In particular, the Company lacked an ongoing monitoring process that would have enabled management to determine whether internal control over financial reporting was present and functioning. This material weakness resulted from a lack of skilled personnel and adequate supervisory management, primarily in the finance and operations organizations. This material weakness resulted in various deficiencies relating to inventory valuation, fixed asset accounting, accounts receivable, and accounts payable.

•	Inventory Valuation

Controls that the Company established for inventory valuation were not properly applied in connection with the financial statement closing process for the year ended September 30, 2005. This failure to apply existing controls relative to inventory valuation resulted both from lack of experienced accounting and operations personnel , the lack of proper supervision of such personnel, and the unexpected departure of personnel responsible for the application of such controls. This material weakness resulted in incorrect valuation and improper pricing of our inventory at the fiscal year ended September 30, 2005.

•	Fixed Asset Accounting

The Company did not maintain effective control over the accounting for fixed assets. The Company lacked an appropriate policy for reconciling certain recorded assets for which there was incomplete identifying information with assets on hand, and also lacked experienced accounting personnel responsible for maintaining fixed assets. This material weakness resulted in an adjustment to the value of the Company’s fully depreciated fixed assets as well as an adjustment to the valuation of net fixed assets at September 30, 2005.

•	Accounts Receivable

The Company did not maintain effective control over the accounting for accounts receivable. This failure to apply existing controls relative to accounting for accounts receivables resulted from a lack of experienced accounting personnel and inadequate supervision of the personnel responsible for timely accounts receivables reconciliations. The Company discovered several discrepancies between their accounting records and those of their customers concerning the value of accounts receivable outstanding at September 30, 2005.

•	Accounts Payable

The Company did not maintain effective controls over the accuracy of their accounts payable and recorded liabilities at September 30, 2005. Specifically, the Company did not account for all invoices that had been issued to them by various vendors for the period ended September 30, 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements and our opinion regarding the effectiveness of the Company’s internal control does not affect our opinion on those financial statements.

In our opinion, management’s assessment that American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, American Technology Corporation has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

The financial statements of American Technology Corporation as of September 30, 2004 and 2003 were audited by other auditors whose report dated November 10, 2004 except for Note 14 as to which the date is December 23, 2004, and included in this Form 10K, stated the financial statements presented fairly, in all material respects the financial position of American Technology Corporation as of September 30, 2004 and 2003 and for the years then ended.

/s/ Swenson Advisors LLP
Swenson Advisors LLP
San Diego, California
December 27, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American Technology Corporation
San Diego, California

We have audited the accompanying balance sheet of American Technology Corporation as of September 30, 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2004. We have also audited the related fiscal 2004 and 2003 financial statement schedules listed as Schedule II in Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation at September 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related fiscal 2004 and 2003 financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Costa Mesa, California
November 10, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
American Technology Corporation
BALANCE SHEETS

September 30,	2005	2004

ASSETS
Current Assets:
Cash	$10,347,779	$4,178,968
Trade accounts receivable, less allowance of
$125,000 and $25,000 for doubtful accounts, respectively	880,276	926,747
Inventories, net of $691,206 and $110,000 reserve for obsolescence	1,799,447	651,095
Prepaid expenses and other	201,339	156,419
Total current assets	13,228,841	5,913,229
Equipment, net	606,871	453,355
Patents, net	1,373,158	1,278,707
Total assets	$15,208,870	$7,645,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,985,353	$1,300,075
Accrued liabilities:
Payroll and related	476,331	302,706
Deferred revenue	395,833	322,344
Warranty reserve	248,981	331,917
Legal settlements	71,900	150,000
Other	30,003	22,236
Derivative warrant instrument	282,000	-
Capital lease short-term portion	12,131	10,967
Total current liabilities	3,502,532	2,440,245
Long-Term Liabilities:
Derivative warrant instrument	1,564,000	-
Capital lease long-term portion	-	12,131
Total liabilities	5,066,532	2,452,376
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
Series D Preferred stock 250,000 shares designated: 0 and 50,000 issued and outstanding, respectively. Liquidation
preference of $0 and $572,500, respectively.	-	-
Series E Preferred stock 350,000 shares designated: 0 and 233,250 issued and outstanding, respectively. Liquidation preference
of $0 and $2,556,000, respectively.	-	3
Common stock, $0.00001 par value; 50,000,000 shares authorized;
24,290,840 and 19,808,819 shares issued and outstanding respectively.	243	198
Additional paid-in capital	61,556,295	47,520,207
Accumulated deficit	(51,414,200)	(42,327,493)
Total stockholders' equity	10,142,338	5,192,915
Total liabilities and stockholders' equity	$15,208,870	$7,645,291

See accompanying notes to financial statements

American Technology Corporation
STATEMENTS OF OPERATIONS

Years Ended September 30,	2005	2004	2003

Revenues:
Product sales	$10,013,215	$5,581,936	$1,070,645
Contract and license	182,331	170,613	244,781
Total revenues	10,195,546	5,752,549	1,315,426
Cost of revenues	5,624,361	3,469,821	1,544,077
Gross profit	4,571,185	2,282,728	(228,651)

Operating expenses:
Selling, general and administrative	9,333,436	5,309,547	4,839,198
Research and development	4,621,532	2,988,784	2,493,351
Total operating expenses	13,954,968	8,298,331	7,332,549

Loss from operations	(9,383,783)	(6,015,603)	(7,561,200)

Other income (expense):
Interest income	84,510	58,056	23,293
Interest expense	(837,434)	(2,889)	(686,639)
Unrealized gain on derivative revaluation	1,233,259	-	-
Warrant impairment expense	(183,259)	-	-
Other	-	-	(2,467)
Total other income (expense)	297,076	55,167	(665,813)

Net loss	(9,086,707)	(5,960,436)	(8,227,013)
Dividend requirements on convertible preferred stock	1,796,426	1,365,349	2,409,228
Net loss available to common stockholders	$(10,883,133)	$(7,325,785)	$(10,636,241)
Net loss per share of common stock - basic and diluted	$(0.50)	$(0.37)	$(0.67)
Average weighted number of common shares outstanding	21,570,002	19,603,265	15,857,569

See accompanying notes to financial statements

American Technology Corporation
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended September 30, 2005, 2004 and 2003
Convertible Preferred Stock
	Series B		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2002	-	$-	10,000	$-	235,400	$2	-	$-
Issuance of Series E preferred stock, net of offering costs of $176,225	-	-	-	-	-	-	343,250	3
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
For compensation and services	-	-	-	-	-	-	-	-
For cash at $5.50 per share, net of offering costs of $545,000	-	-	-	-	-	-	-	-
Conversion of Series C preferred stock	-	-	(10,000)	-	-	-	-	-
Conversion of Series D preferred stock	-	-	-	-	(185,400)	(2)	-	-
Conversion of Series E preferred stock	-	-	-	-	-	-	(80,000)	-
Exercise of warrants	-	-	-	-	-	-	-	-
Legal settlement at $5.85 per share	-	-	-	-	-	-	-	-
Conversion of 12% convertible subordinated notes	-	-	-	-	-	-	-	-
Issuance of stock options and warrants for services	-	-	-	-	-	-	-	-
Deemed dividends and accretion on convertible preferred stock of $2,409,228	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2003	-	$-	-	$-	50,000	$-	263,250	$3
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
Legal settlement and royalty buyout at $4.96 per share	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock	-	-	-	-	-	-	(30,000)	-
Exercise of warrants	-	-	-	-	-	-	-	-
Value assigned to 28,438 options issued on termination	-	-	-	-	-	-	-	-
Deemed dividends and accretion on convertible preferred stock of $1,365,349	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2004	-	$-	-	$-	50,000	$-	233,250	$3
Issuance of common stock:
Upon exercise of stock options	-	-	-	-	-	-	-	-
For cash at $4.88 per share, net of offering costs of $828,176	-	-	-	-	-	-	-	-
Value assigned to warrants			-	-	-	-	-	-
Conversion of Series D preferred stock	-	-	-	-	(50,000)	-	-	(1)
Conversion of Series E preferred stock	-	-	-	-	-	-	(233,250)	(2)
Exercise of warrants	-	-	-	-	-	-	-	-
Cashless exercise of 25,000 warrants	-	-	-	-	-	-	-	-
Legal settlement at $8.01 per share	-	-	-	-	-	-	-	-
Value assigned to extension of time to exercise 92,675 options	-	-	-	-	-	-	-	-
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	-	-	-	-	-	-	-	-
Issuance of stock options and warrants for services	-	-	-	-	-	-	-	-
Deemed dividends and accretion on convertible preferred stock of $1,796,426	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	-
Balance, September 30, 2005	-	$-	-	$-	-	$-	-	$-
See accompanying notes to financial statements.

American Technology Corporation
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended September 30, 2005, 2004 and 2003

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, September 30, 2002	14,351,476	$144	$27,255,016	$(28,140,044)	$(884,882)
Issuance of Series E preferred stock, net of offering costs of $176,225	-	-	3,256,272	-	3,256,275
Issuance of common stock:
Upon exercise of stock options	408,951	4	1,614,223	-	1,614,227
For compensation and services	109,844	1	410,815	-	410,816
For cash at $5.50 per share, net of offering costs of $545,000	1,818,180	18	9,454,982	-	9,455,000
Conversion of Series C preferred stock	41,130	-	-	-	-
Conversion of Series D preferred stock	695,266	7	(5)	-	-
Conversion of Series E preferred stock	253,294	3	(3)	-	-
Exercise of warrants	347,000	3	903,718	-	903,721
Legal settlement at $5.85 per share	100,000	1	584,999	-	585,000
Conversion of 12% convertible subordinated notes	1,217,516	12	2,435,020	-	2,435,032
Issuance of stock options and warrants for services	-	-	179,995	-	179,995
Deemed dividends and accretion on convertible preferred stock of $2,409,228	-	-	-	-	-
Net loss for the year	-	-	-	(8,227,013)	(8,227,013)
Balance, September 30, 2003	19,342,657	$193	$46,095,032	$(36,367,057)	$9,728,171
Issuance of common stock:
Upon exercise of stock options	292,573	3	1,061,314	-	1,061,317
Legal settlement and royalty buyout at $4.96 per share	50,000	1	247,999	-	248,000
Conversion of Series E preferred stock	98,589	1	(1)	-	-
Exercise of warrants	25,000	-	50,000	-	50,000
Value assigned to 28,438 options issued on termination	-	-	65,863	-	65,863
Deemed dividends and accretion on convertible preferred stock of $1,365,349	-	-	-	-	-
Net loss for the year	-	-	-	(5,960,436)	(5,960,436)
Balance, September 30, 2004	19,808,819	$198	$47,520,207	$(42,327,493)	$5,192,915
Issuance of common stock:
Upon exercise of stock options	237,612	3	830,111	-	830,114
For cash at $4.88 per share, net of offering costs of $828,176	2,868,851	29	13,171,795	-	13,171,824
Value assigned to warrants	-	-	(2,896,000)	-	(2,896,000)
Conversion of Series D preferred stock	129,259	1	-	-	-
Conversion of Series E preferred stock	801,306	8	(6)	-	-
Exercise of warrants	407,068	4	1,736,271	-	1,736,275
Cashless exercise of 25,000 warrants	20,425	-	-	-	-
Legal settlement at $8.01 per share	17,500	-	140,175	-	140,175
Value assigned to extension of time to exercise 92,675 options	-	-	266,963	-	266,963
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	-	-	723,000	-	723,000
Issuance of stock options and warrants for services	-	-	63,779	-	63,779
Deemed dividends and accretion on convertible preferred stock of $1,796,426	-	-	-	-	-
Net loss for the year	-	-	-	(9,086,707)	(9,086,707)
Balance, September 30, 2005	24,290,840	$243	$61,556,295	$(51,414,200)	$10,142,338

See accompanying notes to financial statements.

American Technology Corporation
STATEMENTS OF CASH FLOWS

Years ended September 30,	2005	2004	2003
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(9,086,707)	$(5,960,436)	$(8,227,013)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	444,566	239,948	549,612
Allowance for doubtful accounts	102,492	-	4,809
Warranty provision	71,731	101,671	313,187
Provision for obsolete inventory	784,150	90,000	-
Loss on disposition of asset	23,064	-	-
Common stock issued for services and compensation	-	-	410,816
Options and warrants granted for services	6,160	-	179,995
Options granted for compensation	324,582	65,863	-
Common stock issued for legal settlement	-	-	585,000
Write-off of abandoned patents	40,916	37,798	-
Amortization of debt discount	723,000	-	405,000
Unrealized gain on derivative revaluation	(1,233,259)	-	-
Warrant impairment expense	183,259	-	-

Changes in assets and liabilities:
Trade accounts receivable	(56,021)	(742,585)	(77,485)
Inventories	(1,932,502)	(332,151)	(272,063)
Prepaid expenses and other	(44,920)	(122,570)	(13,719)
Accounts payable	685,278	695,732	(12,188)
Warranty reserve	(154,667)	(89,254)	-
Accrued liabilities	316,956	(14,059)	696,680
Net cash used in operating activities	(8,801,922)	(6,030,043)	(5,457,369)

Investing Activities:
Purchase of equipment	(480,926)	(395,932)	(108,246)
Patent costs paid	(275,587)	(346,818)	(112,007)
Net cash used in investing activities	(756,513)	(742,750)	(220,253)

Financing Activities:
Offering Costs Paid	(828,176)	-	(721,225)
Proceeds from issuance of preferred stock	-	-	2,432,500
Proceeds from issuance of common stock	14,000,000	-	10,000,000
Payments on capital lease	(10,967)	(9,914)	(8,963)
Proceeds from issuance of unsecured promissory notes	2,000,000	-	-
Payments on unsecured promissory notes	(2,000,000)	-	-
Payments on senior secured promissory notes	-	-	(318,155)
Proceeds from exercise of common stock warrants	1,736,275	50,000	221,876
Proceeds from issuance of senior secured promissory notes	-	-	500,000
Proceeds from exercise of stock options	830,114	1,061,317	1,614,227
Net cash provided by financing activities	15,727,246	1,101,403	13,720,260
Net increase/(decrease) in cash	6,168,811	(5,671,390)	8,042,638
Cash, beginning of period	4,178,968	9,850,358	1,807,720
Cash, end of period	$10,347,779	$4,178,968	$9,850,358

See accompanying notes to financial statements

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

LIQUIDITY AND MANAGEMENT’S PLAN
The Company incurred net losses of $9,086,707, $5,960,436, and $8,227,013 and negative cash flow from operations of $8,801,922, $6,030,043 and $5,457,369 in the years ended September 30, 2005, 2004 and 2003, respectively.  The Company had working capital of $9,726,309 and cash on hand of $10,347,779 at September 30, 2005. The Company historically has financed its operations primarily through the sale of capital stock, exercise of stock options, sale of notes, proceeds from the sale of investment securities and margins from product sales and licensing.  Management expects to incur additional operating losses in fiscal 2006 as a result of expenditures for research and development and marketing costs for sound products.  The timing and amounts of these expenditures and the extent of the Company’s operating losses will depend on future product sales levels and other factors, some of which are beyond management’s control. Based on the Company’s cash position, and assuming currently planned expenditures and level of operations, management believes the Company will have sufficient capital resources for the next twelve months.  Management’s operating plans are based on the Company continuing to increase revenues and generate positive cash flows from operations.  If required, management has significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

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

American Technology Corporation
Summary of Accounting Policies

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines delinquency on a case by case basis.

CONTRACT MANUFACTURERS
The Company employs contract manufacturers for production of HSS and LRAD components, sub-assemblies and products. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2005 the Company used various contract manufacturers and is currently assessing alternative providers of contract manufacturing services. At September 30, 2005 and 2004, one contract manufacturer owed the Company $-0- and $393,636, respectively, for materials provided to the manufacturer without markup. As of September 30, 2004, this amount was netted against the payable to the contract manufacturer of $530,970, and the net amount was included in accounts payable.

INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of our inventory.  The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the period ended September 30, 2005, the Company increased its inventory reserve to $691,206.

EQUIPMENT AND DEPRECIATION
Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization are removed and the gain or loss is recorded.

INTANGIBLES
Purchased technology is carried at cost, and was amortized over three years. Patents are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $40,916, $37,798 and $-0- of previously capitalized patent costs during the years ended September 30, 2005, 2004 and 2003, respectively.

LEASES
Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2005, the Company had recorded $12,131 in short-term and $-0- in long-term capital lease obligations.

LEGAL SETTLEMENTS
Liabilities relating to pending litigation are estimated, where the amount and range of loss can be reasonably determined.   Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the minimum estimated liability related to the claim is recorded.  As additional information becomes available, the potential liability related to the pending litigation is assessed and estimates are revised.  As of September 30, 2005 and 2004, the Company recorded accruals of $71,900 and $150,000 for contingent liability associated with legal proceedings.

GUARANTEES AND INDEMNIFICATIONS
In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements determined to be within the scope of FIN No. 45:

The Company provides a one-year warranty for most of its products. See “Warranty Reserves.”

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005.

American Technology Corporation
Summary of Accounting Policies

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.

REVENUE RECOGNITION
The Company derives its revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation ,and (ii) contract and license fee revenue.

Component and product revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination, when a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services.

The Company provides research and development services and licenses its technology to third parties. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped incorporating the Company’s patented proprietary technologies and are recognized in the period when the ultimate customer accepts the product and collectibility is reasonably assured.

Deferred revenue balances of $395,833 and $322,344 at September 30, 2005 and 2004, respectively, represent amounts received or billed in connection with contract development and license agreements. During fiscal 2005, the Company entered into a technology license agreement and recorded $54,167 of revenue and $95,833 of deferred revenue.

SHIPPING AND HANDLING COSTS
Amounts invoiced to customers for shipping and handling are included in product revenues. Actual shipping and handling costs are included in product cost of revenues. Shipping and handling costs were $130,763, $211,502 and $62,810 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

ADVERTISING
Advertising costs are charged to expenses as incurred. The Company expensed $67,964, $69,893 and $8,695 for the years ended September 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

WARRANTY RESERVES
The Company warrants its products to be free from defects in materials and workmanship for a period of one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides direct warranty service. Some agreements with OEM customers from time to time may require that certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

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

American Technology Corporation
Summary of Accounting Policies

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

DERIVATIVE FINANCIAL INSTRUMENTS
In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) (Note 6). As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. As the warrant was initially unregistered, and did not specify how it would be settled prior to registration, the warrant was initially reported as a liability of $843,103 in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The value was recorded as prepaid transaction costs. The warrants were revalued each period as non-cash income or expense pending registration and transfer to permanent equity. However, the CEFF and the warrant were cancelled in July 2005 and there was an unrealized gain of $183,259 for the change in value of the warrant from issuance to cancellation. There was a corresponding warrant impairment expense of $183,259 at termination.

In July 2005, the Company entered into a common stock purchase agreement, registration rights agreement and warrants in connection with an equity financing (Note 6). In connection with the financing, the Company issued warrants to purchase an aggregate of 1,581,919 shares of common stock. The Company accounted for the value of the warrants as a deemed liability in accordance with the interpretive guidance in EITF Issue No. 05-4. The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. The consensus of EITF Issue No. 05-4 has not been finalized. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance. EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument periodically in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. At September 30, 2005, there was an unrealized gain of $1,050,000 to reflect the change in value of the warrants since issuance.

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

SEGMENT INFORMATION
In the fourth quarter of fiscal 2003, the Company organized operations into two segments by the end-user markets they serve. The Commercial Products and Licensing Group (Commercial Group) licenses and markets HSS and NeoPlanar sound products to companies that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government Group) markets LRAD, NeoPlanar and HSS sound products to government and military customers and to the growing force protection and commercial security markets. See Note 13.

NET LOSS PER SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. Stock options and warrants exercisable into 5,648,463 shares of common stock were outstanding at September 30, 2005. Stock options, warrants and convertible preferred stock exercisable into 5,197,557 shares of common stock were outstanding at September 30, 2004. Stock options, warrants and convertible preferred stock and notes exercisable into 4,999,522 shares of common stock were outstanding at September 30, 2003. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

American Technology Corporation
Summary of Accounting Policies

Net loss available to common stockholders was increased during fiscal 2005, 2004 and 2003 in computing net loss per share by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock (see Note 6). Such non-cash imputed deemed dividends are not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore were reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company’s series of preferred stock also provided for a 6% per annum accretion in the conversion value (similar to a dividend). Such accretions are not included in the Company's stockholders' equity as the Company has an accumulated deficit and therefore they were reflected as an increase and a related decrease to additional paid in capital. These non-cash amounts also increased the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,	2005	2004	2003

Net loss	$(9,086,707)	$(5,960,436)	$(8,227,013)
Imputed deemed dividends on Series D and E
warrants issued with preferred stock [note 5]	(592,137)	(448,572)	(538,070)
Imputed deemed dividends on Series D and E
preferred stock [note 5]	(1,146,917)	(736,449)	(1,683,500)
Accretion on preferred stock at 6% stated rate [note 6]:
Series C preferred stock	-	-	(6,000)
Series D preferred stock	(9,167)	(30,171)	(65,844)
Series E preferred stock	(48,205)	(150,157)	(115,814)
Net loss available to common stockholders	$(10,883,133)	$(7,325,785)	$(10,636,241)

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

American Technology Corporation
Summary of Accounting Policies

Had compensation expense for the Company’s employee stock option grants been determined based on the fair value at the grant date for awards through September 30, 2005 consistent with the provisions of Statement of Financial Accounting Standards No. 123, its after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below:

Years Ended September 30,	2005	2004	2003

Net loss available to common stockholders	$(10,883,133)	$(7,325,785)	$(10,636,241)
Deduct: Stock-based employee compensation
expense included in reported net loss	266,963	65,863	-
Add: Total stock-based employee compensation expense
determined using fair value based method	(1,279,441)	(940,111)	(972,896)
Pro forma net loss available to common stockholders	$(11,895,611)	$(8,200,033)	$(11,609,137)

Net loss per common share - basic
and diluted - pro forma	$(0.55)	$(0.42)	$(0.73)
Net loss per common share - basic
and diluted - as reported	$(0.50)	$(0.37)	$(0.67)

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of zero percent for all years; expected volatility of 53 to 61 percent in 2005, 57 to 75 percent in 2004 and 68 to 84 percent in 2003; risk-free interest rates of 1.83 to 6.72 percent; and expected lives of 2.21 to 5 years.

COMMON STOCK ISSUED FOR SERVICES
The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing stock price on the day prior to the date of issuance.

STATEMENT OF CASH FLOWS
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents at September 30, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

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

American Technology Corporation
Summary of Accounting Policies

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

In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires the Company to expense stock options based on grant date fair value in its financial statements. Further, SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is considering the guidance of this SAB in the adoption of SFAS 123R. The effect of expensing stock options on results of operations using a Black-Scholes option-pricing model is presented in these financial statements above under Stock Based Compensation. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company expects to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The Company is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on results of operations and earnings (loss) per share. The Company has not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

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

RECLASSIFICATIONS
Where necessary, the prior year’s information has been reclassified to conform with the fiscal 2005 statement presentation.

American Technology Corporation
Notes to the Financial Statements

1. INVENTORIES

Inventories consisted of the following at September 30,	2005	2004
Finished goods	$790,707	$342,647
Work in process	-	-
Raw materials	1,699,946	418,448
	2,490,653	761,095
Reserve for obsolescence	(691,206)	(110,000)
	$1,799,447	$651,095

At September 30, 2005, $148,826 of raw materials and $-0- of finished goods were located at contract manufacturing locations. At September 30, 2004, $79,036 of raw materials and $355,879 of finished goods were located at a contract manufacturing location.

The Company is reliant on one supplier for film for its HSS product and is making efforts to obtain alternative suppliers to reduce its reliance thereon. The Company could be materially impacted if it loses its current film supplier and is unable to find an alternative supplier.

2. EQUIPMENT

Equipment consisted of the following at September 30,	2005	2004
Machinery and equipment	$321,198	$604,994
Office furniture and equipment	963,005	816,714
Leasehold improvements	202,987	225,178
	1,487,190	1,646,886
Accumulated depreciation	(880,319)	(1,193,531)
Net equipment	$606,871	$453,355

Included in office furniture and equipment for the years ended September 30, 2005 and 2004, respectively are $472,277 and $335,691 for purchased software, which is amortized over three years. The unamortized portion of software for the years ended September 30, 2005 and 2004, are $206,639 and $177,930, respectively.

Depreciation expense, excluding amortization of software, was $192,347, $96,164 and $130,916 for the years ended September 30, 2005, 2004 and 2003, respectively. Amortization of purchased software was $111,999, $46,675 and $26,488 for the years ended September 30, 2005, 2004 and 2003, respectively.

3. INTANGIBLES

Purchased Technology
In April 2000, the Company acquired all rights to certain loudspeaker technology for cash and common stock valued at an aggregate of $1,262,500. During fiscal 2002 the Company issued 50,000 shares of the contingent common stock, which was issuable contingent upon the achievement of certain performance milestones, recording compensation expense of $210,000 at an estimated fair market value of $4.20 per share, and during fiscal 2003 issued 109,844 shares of the contingent common stock, recording compensation expense of $410,816. The purchase price was fully amortized at September 30, 2003.

American Technology Corporation
Notes to the Financial Statements

Patents

Patents consisted of the following at September 30, 2005 and 2004:

At September 30,	2005	2004
Cost	$1,792,619	$1,578,578
Accumulated amortization	(419,461)	(299,871)
Net patent	$1,373,158	$1,278,707

Aggregate amortization expense for the Company’s intangible assets is summarized as follows:

Years Ended September 30,	2005	2004	2003
Purchased technology	$-	$-	$315,636
Patents	140,220	97,109	79,544
	$140,220	$97,109	$395,180

In addition to amortization, the Company wrote off $40,916, $37,798 and $-0- of patent costs during the years ended September 30, 2005, 2004 and 2003, respectively.

Estimated Amortization Expense Years Ended September 30,
2006	$119,508
2007	$119,508
2008	$119,508
2009	$119,508
2010	$119,508
Thereafter	$775,618

American Technology Corporation
Notes to the Financial Statements

4. INCOME TAXES

Income taxes consisted of the following:
Years Ended September 30,	2005	2004	2003
Deferred (benefit)
Federal	$(3,311,000)	$(2,033,000)	$(2,801,000)
State	(584,000)	(359,000)	(494,000)
	(3,895,000)	(2,392,000)	(3,295,000)
Change in valuation allowance	3,895,000	2,392,000	3,295,000
	$-	$-	$-

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2005	2004	2003
Income taxes (benefit) computed at the
federal stautory rate	$(3,089,000)	$(2,027,000)	$(2,797,000)
Tax effect of change in valuation allowance	3,895,000	2,392,000	3,019,000
Nondeductible compensation,
interest expense and other	15,000	30,000	306,000
State income taxes (benefit), net of federal tax benefit	(545,000)	(358,000)	(494,000)
Other	(276,000)	(37,000)	(34,000)
	$-	$-	$-

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2005 and 2004 are as follows:

	At September 30,
Deferred tax assets:	2005	2004
Net operating loss carryforwards	$18,789,000	$14,982,000
Research and development credit	350,000	228,000
Equipment	111,000	75,000
Patents	119,000	59,000
Purchased technology	-	75,000
Accruals and other	540,000	365,000
Allowances	326,000	46,000
Gross deferred tax asset	20,235,000	15,830,000
Less valuation allowance	(20,235,000)	(15,830,000)
	$-	$-

The utilization of the net operating loss carry-forwards and research and experimental credits could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership. The amount of the limitation, if any, has not been determined at this time.

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

American Technology Corporation
Notes to the Financial Statements

At September 30, 2005, the Company, for federal income tax purposes, has net operating loss carry-forwards of approximately $46,972,000, which expire through 2026, of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended.

5.  UNSECURED SUBORDINATED PROMISSORY NOTES AND RELATED PARTY TRANSACTIONS

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. Interest on these notes accrued at the rate of 8% per year and was due and payable quarterly. The Company was required to use 40% of the net proceeds of any future equity financing to prepay these notes, and accordingly the notes and accrued interest were retired in July 2005 (see Note 6).

In connection with the issuance of the notes, the purchasers were granted warrants to purchase an aggregate of 150,000 shares of common stock. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of the Company, or affiliates of such persons, and $8.60 per share for other purchasers. Warrants exercisable for 75,000 shares were issued at each such exercise price. The fair value of such warrants, which amounted to $723,000, and closing costs of $20,977 were recorded as debt discount and amortized over the term of the notes and fully amortized at repayment. The following variables were used to determine the fair value of the warrants under the Black-Scholes option pricing model: volatility of 56%, term of five years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of grant.

A trust affiliated with an officer, director and significant stockholder of the Company purchased one of the aforementioned promissory notes in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

The Company is also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2005, 2004, or 2003, as these royalties were immaterial and were waived by Mr. Norris.

6. CAPITAL STOCK

Common Stock
In July 2003, the Company obtained gross proceeds of $10,000,000 from an offering of common stock and warrants. The offering included 1,818,180 shares of common stock at a purchase price of $5.50 per share and warrants to purchase 454,547 shares of common stock with an exercise price of $6.75 per share. The warrants are exercisable until July 10, 2007. The warrants contain certain antidilution rights if the Company sells common stock equivalents, as defined, for less than $6.75 and were repriced to $6.55 as a result of the July 2005 financing described below. Offering costs were $545,000.

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) for up to $25 million of the Company’s common stock. As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. This CEFF and the related warrant was terminated in July 2005 and the Company expensed an aggregate of $293,826 of legal, audit and related costs associated with this financing and registration. The Company issued no shares of common stock related to this transaction. The remaining derivative liability value of the warrant of $659,846 was credited against related prepaid transaction costs.

In July 2005, the Company obtained gross proceeds of $14,000,000 from an offering of common stock and warrants. The offering included 2,868,851 shares of common stock at a purchase price of $4.88 per share and warrants in two series to purchase 1,581,919 shares of common stock. Offering costs were $828,176 and an additional $2,896,000 was allocated as the deemed value of the warrants as described below. The “A” Warrants are exercisable for an aggregate of 717,213 shares of common stock at an exercise price of $6.36 per share until July 18, 2009. The “B” Warrants are exercisable for an aggregate of 864,706 shares of common stock at an exercise price of $7.23 per share and are exercisable until March 28, 2006. The warrants contain certain antidilution rights adjusting the price and number of shares if the Company sells common stock equivalents or for certain other specified transactions, for less than the exercise price of the warrants. The Company has the right to redeem the “B” Warrants if the closing price of the shares of its common stock is $10.00 or greater for 15 consecutive trading days and the holder does not exercise within 20 days after the Company gives notice of redemption. The registration statement for these securities was declared effective in September 2005.

American Technology Corporation
Notes to the Financial Statements

Although the Company can deliver unregistered shares on exercise of the warrants and is not obligated to cash settle the warrants, the Company may be required to pay a monthly penalty to the purchasers of up to $140,000 (maximum of $70,000 per month through December 2005), with no contractual maximum, should the registration statement not remain effective for the securities. The Company has determined this penalty does not represent a reasonable difference between the value of registered and unregistered shares, that the events to deliver registered shares are not entirely controlled by the Company and that settling with unregistered shares is not an economically reasonable alternative. Accordingly, following the interpretive guidance in EITF Issue No. 05-4, ‘The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’, the Company allocated $2,896,000 of the offering proceeds as a deemed liability for the value of the warrants at the time of issuance. The consensus of EITF Issue No. 05-4 has not been finalized.

EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. From the issuance date to September 30, 2005, non-cash income of $1,050,000 was recorded as unrealized gain on derivative revaluation to reflect the change in value of the warrants. Upon the earlier of warrant exercise, expiration or the warrants no longer being subject to penalties, the corresponding warrant liability will be reclassified into warrant stockholders’ equity. At September 30, 2005, the “B” Warrants have a six-month term and therefore the related derivative liability of $282,000 is included in current liabilities. The “A” Warrant derivative liability of $1,564,000 is treated as a long-term liability.

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

In accordance with the terms of the Series D and E preferred stock, in January 2005, the Company gave notice of mandatory conversion and all remaining shares of preferred stock were converted to common stock. Accordingly, no shares of preferred stock were outstanding at September 30, 2005. The following is a summary of the terms of previous preferred stock series outstanding during the last three fiscal years.

American Technology Corporation
Notes to the Financial Statements

			Number of
			Shares
Preferred	Issuance	Aggregate	Authorized/
Series	Date	Purchase Price	Originally Issued	Terms
6% Series C issued at $20.00 per share	March 2000	$6,000,000	300,000/300,000
Purchase price plus 6% accretion convertible at lower of $8.00 per share or 92% of market but not less than $5.75 per share. Callable at market price of $20.00 per share. Automatic conversion to common stock on March 31, 2003.

6% Series D issued at $10.00 per share	May 2002	$2,354,000	250,000/235,400
Purchase price plus 6% accretion convertible at lower of $4.50 per share or 90% of market but not less than $2.00 per share, subject to antidilution adjustment. Callable at market price of $9.50 per share. Automatic conversion to common stock on March 31, 2007

6% Series E issued at $10.00 per share	March 2003	$3,432,500	350,000/343,250
Purchase price plus 6% accretion convertible at lower of $3.25 per share or 90% of market but not less than $2.00 per share, subject to antidilution adjustment. Callable at market price of $9.50 per share. Automatic conversion to common stock on December 31, 2007

The above preferred shares were sold for cash except that $1,000,000 of the Series E Stock purchase price resulted from the conversion of senior notes payable. In connection with the Series C preferred stock financing, the Company issued a warrant to purchase 75,000 shares of common stock at $11.00 per share until March 31, 2005 as a placement fee. The value assigned to the warrant was $468,783.

The Company granted warrants to the purchasers with each issuance of preferred stock. In accordance with the provisions of EITF Issue No. 98-5, “Accounting for Convertible Securities with the Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount and the value of the warrants was recorded as a deemed dividend and accreted over the conversion period of the preferred stock or upon exercise of the related warrant, if earlier. The following table summarizes values assigned as a deemed dividend for the value of the warrants, the beneficial conversion feature on each preferred stock issuance and the accretion included to compute the net loss available to common stockholders in each of the three fiscal years ended September 30, 2005.

					Deemed Dividend
					Value	Value Of
			Warrant	Warrant	Assigned	Beneficial	Accretion
Preferred	Issuance	Number	Exercise	Expiration	To	Conversion	Fiscal Year Ended September 30,
Series	Date	Of Warrants	Price	Date	Warrants	Discount	2005	2004	2003
6% Series C	March 2000	300,000	$11.00	3/31/2003	$ 1,478,000	$ 2,509,000	$ -	$ -	$ -
6% Series D	May 2002	517,880	$3.01	3/31/2007	$ 1,029,519	$ 994,310	$ 363,527	$ 322,555	$ 1,027,063
6% Series E	March 2003	514,875	$3.25	12/31/2007	$ 755,500	$ 2,677,000	$ 1,375,527	$ 862,466	$ 1,194,507

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

American Technology Corporation
Notes to the Financial Statements

Stock Purchase Warrants
A summary of the status of outstanding purchase warrants outstanding as of September 30, 2003, 2004 and 2005 and the changes during the years then ended is presented below:

		Average
		Purchase
	Number	Price
Shares purchasable under outstanding warrants at October 1, 2002	2,105,380	$4.85
Stock purchase warrants issued	1,019,422	$4.83
Stock purchase warrants exercised	(347,000)	$2.60
Stock purchase warrants expired	(350,000)	$11.71
Shares purchasable under outstanding warrants at September 30, 2003	2,427,802	$3.85
Stock purchase warrants exercised	(25,000)	$2.00
Stock purchase warrants expired	(50,000)	$10.00
Shares purchasable under outstanding warrants at September 30, 2004	2,352,802	$3.74
Stock purchase warrants issued	2,006,919	$7.23
Stock purchase warrants exercised	(432,068)	$4.13
Stock purchase warrants expired	(350,000)	$9.11
Shares purchasable under outstanding warrants at September 30, 2005	3,577,653	$5.11

At September 30, 2005, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

	Exercise	Expiration
Number	Price	Date

864,706	$7.23	March 28, 2006
617,500	$2.00	September 30, 2006
451,880	$3.01	March 31, 2007
272,729	$6.55	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
717,213	$6.36	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
3,577,653

The $3.01 warrants, the $3.25 warrants, the $6.36 warrants, the $6.55 warrants and the $7.23 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

7. BENEFIT PLANS

Stock Option Plans
The 2005 Equity Incentive Plan (“2005 Equity Plan”) became effective in April 2005, and authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants.  The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants.

American Technology Corporation
Notes to the Financial Statements

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 3,312,501 shares. At September 30, 2005, there were options outstanding covering 250,000 shares of common stock and 1,500,228 shares available for future option grants under the 2005 Equity Plan.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At September 30, 2005, there were options outstanding covering 1,151,810 shares of common stock under the 2002 Plan. The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of common stock. The 1997 Plan was terminated with respect to new grants in August 2002, but remains in effect for grants prior to that time.

Shares subject to options under the 1997 Plan or the 2002 Plan that expire, are cancelled or are terminated without being exercised, become available for future grants under the 2005 Equity Plan. At September 30, 2005, there were options outstanding covering 292,000 shares of common stock under the 1997 plan.

Other Employee Stock Options
The Company has granted options outside the above plans as inducements to employment to new employees. During the fiscal years ended September 30, 2005 and 2004, options to purchase 281,500 and 147,000 shares of common stock, respectively, were granted exercisable at prices ranging from $6.21 to $10.06 per share in 2005 and $5.92 to $6.14 per share in 2004. At September 30, 2005, there were options outstanding covering 377,000 shares of common stock from grants outside the stock option plans.

Non-Cash Compensation Expense

During the fiscal years ended September 30, 2005 and 2004, the Company recorded non-cash compensation expense of $266,963 and $65,863, respectively, for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 and 28,438 shares of common stock, respectively, and in the fiscal year ended September 30, 2005, the Company recorded $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company, who transitioned from employee to consultant. For the fiscal year ended September 30, 2005, the Company also recorded $6,160 of non-cash compensation expense for the value of 10,000 options granted to non-employees, which were valued in the same manner as described in “Summary of Accounting Policies” for employee options. For the fiscal year ended September 30, 2003, the Company recorded non-cash compensation expense of $25,597 for the granting of options to purchase 13,000 shares of common stock under its stock options plans to non-employees.

In October 2001, the Company granted options to purchase a total of 110,000 shares of common stock to a consultant under the 1997 Plan in conjunction with related development and manufacturing agreements. The stock options include options to purchase 65,000 shares of common stock which vest upon completion of certain project milestones. The Company has estimated the period required to complete the specified milestones each reporting period and recorded consulting expense based on the market price of the Company’s stock and the estimated percentage of the work completed. Consulting expense was adjusted each reporting period until vesting occurs. The Company recorded consulting expense of $87,179 for the Black-Scholes value of milestone options for 30,000 shares vested in fiscal year 2002 and consulting expense of $47,782 for the Black-Scholes value of 10,000 milestone options vested in fiscal year 2003. As of September 30, 2005 and 2004, there remained stock options to purchase 25,000 shares that were non-vested due to unmet project milestones. In addition, there remained options to purchase 45,000 shares of common stock that vested based on the consultant meeting certain performance criteria. The Company records consulting expense at each vesting date. The Company recorded consulting expense of $96,655 for the Black-Scholes value of performance options for 45,000 shares vested during the year ended September 30, 2002.

On April 8, 2003, the Company granted a warrant exercisable for 50,000 common shares at $3.63 per share to a consultant for consulting services. The Company recorded non-cash consulting expense of $106,616 for the value of this warrant.

Stock Option Summary Information
A summary of activity for the Company’s stock option plans as well as options granted outside the plans as of September 30, 2005, 2004 and 2003, is presented below:

American Technology Corporation
Notes to the Financial Statements

		Weighted
		Average
		Exercise
	Number	Price
Fiscal 2003:
Outstanding October 1, 2002	1,459,175	$3.97
Granted	979,000	$3.96
Canceled/expired	(416,950)	$3.86
Exercised	(408,951)	$3.95
Outstanding September 30, 2003	1,612,274	$4.00
Exercisable at September 30, 2003	998,722	$3.79

Weighted average fair value of options granted during the year		$1.78

Fiscal 2004:
Outstanding October 1, 2003	1,612,274	$4.00
Granted	1,073,500	$5.80
Canceled/expired	(553,703)	$3.63
Exercised	(292,573)	$5.49
Outstanding September 30, 2004	1,839,498	$4.68
Exercisable at September 30, 2004	916,884	$3.60

Weighted average fair value of options granted during the year		$2.37

Fiscal 2005:
Outstanding October 1, 2004	1,839,498	$4.68
Granted	847,500	$7.49
Canceled/expired	(378,576)	$6.21
Exercised	(237,612)	$3.49
Outstanding September 30, 2005	2,070,810	$5.68
Exercisable at September 30, 2005	1,026,690	$4.43

Weighted average fair value of options granted during the year		$2.74

The following table summarizes information about stock options outstanding at September 30, 2005:

		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$2.50-$4.00	565,561	1.39	$ 3.12	530,561	$ 3.16
$4.01-$5.50	341,249	3.05	$ 4.91	237,896	$ 4.83
$5.51-$7.00	742,250	4.01	$ 6.31	176,668	$ 6.39
$7.01-$8.50	121,250	3.34	$ 7.45	66,252	$ 7.23
$8.51-$10.10	300,500	4.37	$ 9.14	15,313	$ 8.96
$2.50-$10.10	2,070,810	3.15	$ 5.69	1,026,690	$ 4.45

Employee Benefit - 401K Plan
On January 1, 1998, the Company established a 401(k) plan covering its employees. The plan originated service effectively in June 1998. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the fiscal years ended September 30, 2005, 2004 and 2003, the Company made matching contributions of $41,793, $28,385 and $18,675 respectively.

American Technology Corporation
Notes to the Financial Statements

8. COMMITMENTS AND CONTINGENCIES

Facility Leases
The Company’s executive offices, research and development and operational facilities in San Diego, California, are occupied under a sublease agreement that commenced in January 2004 and was to expire in July 2006. The Company currently occupies approximately 23,500 square feet of office, laboratory, production and warehouse space with aggregate monthly payments of approximately $28,000, exclusive of utilities and costs. In August 2005, the sublease was terminated and the Company entered into an attornment agreement providing for a facility lease through December 31, 2005 with an option to continue on a month-to-month basis after that date with the consent of the landlord. In November 2005 the Company entered into an amendment to the attornment agreement providing for an extension of the lease until January 31, 2006.

On December 20, 2005, the Company entered into a sublease agreement with Anacomp, Inc., as sublandlord, to sublease approximately 23,698 square feet of office, warehousing, product assembly, and research and development space. The sublease is for a term commencing January 1, 2006 and expiring May 31, 2011, with monthly payments of approximately $29,623 per month plus certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes.

The Company rents on a monthly basis space utilized for development and production of its NeoPlanar technology in Carson City, Nevada. The Company occupies approximately 2,200 square feet with a monthly payment of approximately $1,200 excluding utilities. The Company leases sales office space in Topsham, Maine consisting of approximately 1,700 square feet with a monthly payment of $2,592, excluding utilities. The lease expires on December 31, 2005 and the Company is negotiating the renewal of the lease.

Other Operating Leases
In addition to the facility lease, the Company has one automobile lease obligation expiring in May 2006. The Company also has three business equipment leases expiring from November 2006 to December 2008. These leases are reported as operating leases.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2005, 2004 and 2003 was $368,219, $345,330 and $206,084, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2006	$254,751
2007	$367,943
2008	$362,544
2009	$356,584
2010	$355,470

Employment Agreements
The Company entered into an employment agreement in October, 2005 with its president and chief operating officer that provides for severance benefits in the form of up to a maximum of six months of salary and health benefit continuation if his employment is terminated without cause or he resigns for good reason (Note 14). There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements. The Company has an agreement with an officer that provides for a royalty if the Company uses his technology. The terms of that agreement are currently under renegotiation.

Commission and Bonus Plans
The Company has established a sales commission plan, approved by the Compensation Committee of the Board of Directors, providing cash incentives to certain of the Company’s sales employees based on revenues recognized or amounts invoiced. In fiscal 2005 and 2004, the Company recorded $315,822 and $95,500 of commission expense, respectively.

Purchase Committments
The Company has a non-cancelable purchase agreement of $304,250 at September 30, 2005, for the purchase of raw materials used in the production of LRAD finished goods. The Company expects to fulfill this committment within the next year. For the year ended September 30, 2005, the Company incurred a cancellation fee of $195,200 relating to a prior purchase committment.

American Technology Corporation
Notes to the Financial Statements

Certain of the Company’s employees, in accordance with their terms of employment, may earn cash bonuses based on the overall financial performance of the Company. In fiscal 2005 and 2004, $170,456 and $-0- of bonuses were paid or accrued for payment.

Litigation
In September 2003, the Company filed a complaint against eSoundIdeas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSoundIdeas, a California partnership, was properly terminated in May 2003. The principals of eSoundIdeas are Greg O. Endsley and Douglas J. Paschall. The principals also founded a corporation, eSoundIdeas, Inc., (“ESI”, and, together with Endsley, Paschall, the “ESI Parties”), which purported to assume the contractual obligations of eSoundIdeas.

In April 2005, the Company and the ESI Parties entered into a Settlement Agreement and Mutual Release. As part of the settlement, the Company agreed to pay $150,000, which was previously accrued and recorded as a general and administrative expense, and to issue 17,500 shares of common stock to the ESI Parties. The fair market value of the 17,500 shares as of April 27, 2005 of $140,175, was recorded in the quarter ended March 31, 2005 as a general and administrative expense. In addition the ESI Parties will be entitled to receive an aggregate commission equal to 1% of net sales from April 1, 2005 to September 28, 2007, of the Company’s HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to a maximum aggregate commission of $500,000.

Related to the Company’s April 2000 purchase of the NeoPlanar speaker technology, the Company was in dispute with a predecessor owner of the technology regarding a minimum film royalty. In March 2004, the Company settled this matter for a payment of $25,000 and the issuance of 50,000 shares of common stock, which included a buyout of all future royalties.

In February 2004, the Company gave notice of termination of two licensing and sales agreements with General Dynamics Armament and Technical Products, Inc. (GD-ATP), originally entered into in February 2003. GD-ATP was the original licensee under one agreement, and took assignment of the rights of Bath Iron Works Corporation, another subsidiary of General Dynamics Corporation, under the other agreement. The agreements gave GD-ATP the right to purchase, market and resell NeoPlanar and HIDA (High Intensity Directional Acoustics) products and components with exclusive rights for specified applications to certain government customers, including the Department of Defense, Department of Homeland Security and certain Federal, State and local agencies. GD-ATP disputed the Company’s right to terminate the agreements and demanded arbitration. In April 2004, the Company announced that it and GD-ATP had mutually agreed to resolve their disputes in an amicable manner, and to dismiss the arbitration proceedings. GD-ATP and the Company agreed that neither was liable to the other and that no party engaged in any wrongdoing. The resolution resulted in the termination of the two agreements, and in the Company assuming GD-ATP’s role in servicing certain LRAD customers previously serviced by GD-ATP.

In August 2003, the Company reached an agreement and in September 2003, the Company settled litigation related to the termination of an outside contract manufacturer, Horizon Sports Technologies, Inc. d/b/a HST. As part of the settlement the Company acquired raw materials and equipment for production valued at approximately $145,000. The Company paid settlement costs of $313,000 and recorded additional settlement costs for the $585,000 value assigned to 100,000 shares of common stock issued to HST. As part of the settlement, HST also entered into a nonexclusive royalty-bearing license to manufacture and sell speakers based on the Company’s Stratified Field technology and PureBass subwoofer technology and the Company transferred to HST tooling valued at approximately $43,000.

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

Royalties
The Company is obligated to pay a $2.50 per unit royalty on one electronic component for its HSS product. The Company is also obligated to pay an officer and director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which the Company sells products or licenses technologies subject to any patent assigned to it by the officer/director. No royalties were paid under this agreement in the fiscal years ended September 30, 2005, 2004 and 2003, as such royalties were waived by the officer and director. The Company may owe royalties in future periods based on actual sales or technology revenues.

American Technology Corporation
Notes to the Financial Statements

Liquidated Damages
In connection with the registration rights agreement entered into in connection with the sale of common stock in July 2005 (Note 6), the Company may be obligated to pay liquidated damages if it fails to maintain the effectiveness of the registration statement declared effective in September 2005. The maximum obligation, assuming all holders retained all their shares, would be $140,000 per month (maximum of $70,000 per month through December 2005) computed daily for any period a registration statement is not effective. The Company believes any such obligation will cease or substantially reduce in July 2007 when most if not all registrable securities may be sold under Rule 144(k) without registration.

9. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:

Years Ended September 30:	2005	2004
Beginning balance	$331,917	$319,500
Warranty provision	71,731	101,671
Warranty deductions	(154,667)	(89,254)
Ending balance	$248,981	$331,917

10. EQUIPMENT UNDER CAPITAL LEASE

On October 1, 2001, the Company entered into a capital lease obligation for the purchase of a phone system. The lease expires September 11, 2006 and bears interest at 10.1%, with monthly principal and interest payments of $1,067. Future minimum lease payments and the present value of the minimum lease payments under the noncancelable lease obligation as of September 30, 2005 are as follows:

Year ending September 30:
2006	$12,806
Total:	$12,806

Total future minimum lease payments	$12,806
Less amounts representing interest	(675)
Present value of minimum lease payments	12,131
Less current maturities	(12,131)
Total long-term obligations	$-

At September 30, 2005, there was property and equipment under capital lease obligations with a total cost of $50,612 and accumulated amortization of $50,612.

11. MAJOR CUSTOMERS

For the fiscal year ended September 30, 2005, revenues from one customer in the Government Group accounted for 69% of revenues with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2004, revenues from two customers, both in the Government Group, accounted for 47% and 11% of revenues with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2003, revenues from one customer in the Government Group accounted for 24% of total revenue.

American Technology Corporation
Notes to the Financial Statements

At September 30, 2005, accounts receivable from two customers accounted for 18% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2004, accounts receivable from three customers accounted for 52%, 19% and 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

12. SUPPLIER AGREEMENTS

The Company is reliant on contract manufacturers for production of certain HSS and LRAD components, sub-assemblies and products. The Company currently coordinates and manages production of its products with these suppliers but has in the past and may in the future arrange for turnkey production.

13. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. In the fourth quarter of fiscal 2003, the Company organized operations into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. The Commercial Products Group (Commercial Group) licenses and markets HSS, LRAD, NeoPlanar and other sound products to companies that employ audio in consumer, commercial and professional applications. The Government & Military Group (Government Group) markets LRAD, NeoPlanar, and other sound products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

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

Years Ended September 30,	2005	2004	2003
Revenues:
Commercial Group	$891,745	$933,373	$861,091
Government Group	9,303,801	4,819,176	454,335
	$10,195,546	$5,752,549	$1,315,426
Gross Profit (Loss):
Commercial Group	$(924,018)	$(534,174)	$(501,748)
Government Group	5,495,204	2,816,902	273,097
	$4,571,186	$2,282,728	$(228,651)

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on location of customer.

Years Ended September 30,	2005	2004	2003
Revenues:
United States	$9,866,583	$5,675,088	$1,167,120
Other	328,963	77,461	148,306
	$10,195,546	$5,752,549	$1,315,426

American Technology Corporation
Notes to the Financial Statements

14. SUBSEQUENT EVENTS

In October 2005, the Company entered into a letter agreement with John R. Zavoli as President and Chief Operating Officer, effective November 1, 2005. The letter agreement provides for an annual base salary of $250,000 and eligibility for an annual bonus. Mr. Zavoli was granted an option to purchase 100,000 shares of common stock exercisable at $4.78 per share vesting over four years. Mr. Zavoli is entitled to severance benefits in the form of up to a maximum of six months of salary and health benefit continuation if employment is terminated without cause or he resigns for good reason.

In October 2005, the Company entered into a separation and release agreement with its former president and chief operating officer. The agreement provided that the Company would make a one-time payment of $82,500 and would pay health benefit premiums for a period not to extend beyond February 28, 2006. The Company also extended until February 15, 2006 the period of time for which the vested portion of his stock options may be exercised.

Michael A. Russell, the Company’s Chief Financial Officer, resigned from his employment on December 16, 2005. On December 16, 2005, the board of directors appointed John R. Zavoli as the Interim Chief Financial Officer to replace Mr. Michael A. Russell. Mr. Zavoli's employment terms did not change as a result of this appointment.

On December 16, 2005, Karen Jordan was appointed as Chief Accounting Officer. Ms. Jordan, joined the Company in November 2005 as Director of Finance.

On December 20, 2005, the Company entered into a sublease agreement with Anacomp, Inc., as sublandlord, to sublease approximately 23,698 square feet of office, warehousing, product assembly, and research space located at 15378 Avenue of Science, San Diego, California 92118. The sublease is for a term commencing January 1, 2006 and expiring May 31, 2011. The agreement provides for a monthly expense of $29,622.50 (i.e., $1.25 per rentable square foot) during the term. In addition to the monthly base rental expense, we will be responsible for certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes.

In addition, the sublease provides that the Company has a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including our premises. Anacomp will also provide a $10,000 tenant improvement allowance towards the completion of lobby improvements and a $50,000 letter of credit in the Company’s favor which we may draw upon to the extent necessary to offset any increase in our rent or relocation costs that is incurred due to Anacomp's failure to maintain the lease with the master landlord for the building.

American Technology Corporation
Notes to the Financial Statements

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years Ended September 30,	2005	2004	2003
Supplemental Information:
Cash paid for interest	$93,457	$2,889	$111,886
Cash paid for taxes	$11,076	$14,537	$2,467

Non-cash financing activities:
Senior notes applied to warrant exercise	$-	$-	$681,845
Senior notes applied to purchase of Series E stock	$-	$-	$1,000,000
12% subordinated notes and interest
converted to common stock	$-	$-	$2,435,032
Sale of equipment for accounts payable	$-	$-	$117,000
Warrants issued for offering costs	$2,896,000	$-	$-
Warrants issued for debt financing	$723,000	$-	$-
Common stock issued on conversion of Series C stock	$-	$-	$236,498
Common stock issued on conversion of Series D stock	$581,666	$-	$1,935,559
Common stock issued on conversion of Series E stock	$2,604,238	$320,414	$823,208
Common stock issued for legal settlement	$140,175	$248,000	$-

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

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2005
Revenues	$4,408,913	$2,817,393	$1,393,798	$1,575,442	$10,195,546
Gross profit (loss) (1)	$2,881,210	$1,363,427	$402,006	$(75,458)	$4,571,185
Net loss	$(1,526,850)	$(1,613,016)	$(3,592,769)	$(2,354,072)	$(9,086,707)
Loss per Share (2)	$(0.09)	$(0.15)	$(0.17)	$(0.09)	$(0.50)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2004
Revenues	$774,778	$1,493,250	$2,107,281	$1,377,240	$5,752,549
Gross profit (loss) (1)	$366,300	$548,026	$1,100,962	$267,440	$2,282,728
Net loss	$(1,136,427)	$(1,165,196)	$(1,390,411)	$(2,268,402)	$(5,960,436)
Loss per Share (2)	$(0.07)	$(0.08)	$(0.09)	$(0.11)	$(0.37)

(1)	Gross profit is calculated by subtracting cost of revenues from total revenues.
(2)
Loss per share is computed independently for each quarter and the full year based on respective average shares outstanding. Therefore the sum of the quarterly net loss per share amounts may not equal the annual amounts reported.

Schedule II - Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period
Year ended September 30, 2005	$25,000	$102,492	$2,492	$125,000

Year ended September 30, 2004	$25,000	$-	$-	$25,000

Year ended September 30, 2003	$20,191	$4,809	$-	$25,000

RESERVE FOR OBSOLESCENCE

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period
Year ended September 30, 2005	$110,000	$784,150	$202,944	$691,206

Year ended September 30, 2004	$20,000	$90,000	$-	$110,000

Year ended September 30, 2003	$20,000	$-	$-	$20,000

WARRANTY RESERVE

	Balance at	Charged to		Balance
	Beginning	Cost and		at End of
Description	of Period	Expenses	Deductions	Period
Year ended September 30, 2005	$331,917	$71,731	$154,667	$248,981

Year ended September 30, 2004	$319,500	$101,671	$89,254	$331,917

Year ended September 30, 2003	$6,313	$313,187	$-	$319,500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION December 29, 2005

By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Elwood G. Norris and John R. Zavoli, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 29, 2005	By:	/s/ ELWOOD G. NORRIS
Elwood G. Norris
Chairman of the Board and Director
(Co-Principal Executive Officer)

Date: December 29, 2005	By:	/s/ JOHN R. ZAVOLI
John R. Zavoli
President, Chief Operating Officer and Director
Interim Chief Financial Officer
(Co-Principal Executive Officer and Principal Financial Officer)

Date: December 29, 2005	By:	/s/ KAREN JORDAN
Karen Jordan,
Chief Accounting Officer
(Principal Accounting Officer)

Date: December 29, 2005	By:	/s/ RICHARD M. WAGNER
Richard M. Wagner
Director

Date: December 29, 2005	By:	/s/ DAVID J. CARTER
David J. Carter
Director

Date: December 29, 2005	By:	/s/ DANIEL HUNTER
Daniel Hunter
Director

Exhibits included with this filing:

10. Material Contracts

10.3.2	Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated August 1, 2005.*

10.3.3	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005.*

10.13.1	Separation and Release Agreement with Kalani Jones dated October 20, 2005.+*

10.16	Table of Inducement Grants.+*

10.31	Summary Sheet of Director and Executive Officer Compensation.*

10.34	Commission Plan for Bruce Gray pursuant to Employment letter dated March 21, 2005, approved by the board of directors on September 28, 2005.+*^

10.46	Employment Agreement with James Croft III dated February 28, 2000.+*

10.47	Employment Letter Agreement with John R. Zavoli dated October 17, 2005.+*

10.48	Employment letter of Alan J. Ballard dated November 21, 2003.+*

10.49	Employment letter of Rose Tomich-Litz dated November 29, 2005.+*

10.50	Employment letter of Karen Jordan dated October 26, 2005, 2005.+*

10.51	Sublease between ATC and Anacomp, Inc. dated December 13, 2005.*

10.52	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005.*

23. Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of Swenson Advisors, LLP.*

Certifications

31.1
Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer.*

* Filed concurrently herewith

+  Management contract or compensatory plan or arrangement. Exhibits 10.28, 10.29 and 10.30 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.

^ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.