Form 10-K/A
period 2005-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-01-30
CIK 924383

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

Common Stock, $.00001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $142,517,969* based on the closing sale price as reported on the NASDAQ SmallCap Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2006
Common Stock, $0.00001 par value per share	24,308,215 shares

*	Excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation (“we” or “us”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to amend and restate Part III, Items 10-14, and Part IV, Item 15, in their entirety. Updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and a corrected version of Exhibit 10.52 (Separation Agreement between ATC and Michael A. Russell dated December 23, 2005) are also filed with this Amendment No. 1 on Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers, their ages, positions held and duration as director as of January 24, 2006, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	67	Chairman and Director	1980
Richard M. Wagner (1)	60	Director	1986
David J. Carter (1)	57	Director	1998
Daniel Hunter (1)	55	Director	2001
John R. Zavoli	46	President, Chief Operating Officer, Interim Chief Financial Officer and Director	2005
Karen Jordan	35	Chief Accounting Officer	n/a
Bruce Gray	50	Vice President, Sales, Commercial Group	n/a
James Croft, III	52	Senior Vice President, Research and Development	n/a
Alan J. Ballard	50	Vice President, Government and Military Division	n/a
Rose Tomich-Litz	47	Vice President, Operations	n/a
David Carnevale	58	Vice President, Marketing	n/a

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

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

Biographical Information

Biographical information on Mr. Norris, Mr. Zavoli, Ms. Jordan, Mr. Croft, Mr. Gray, Mr. Ballard and Ms. Tomich-Litz is contained in Part I, Item 1 above under the heading “Executive Officers.”

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

David Carnevale was appointed as our vice president, marketing on January 23, 2006. Mr. Carnevale has over 25 years of experience in marketing; and from January 2001 to September 2005, served as vice president of marketing, and most recently, vice president, strategy and corporate development, for Path 1 Network Technologies Inc., a San Diego based provider of IP broadcast video transport and routing systems. Prior to Path 1 Network Technologies, Inc., Mr. Carnevale was an independent marketing consultant and held marketing positions at various software and technology companies. Mr. Carnevale has a Bachelor of Science from Rensselaer Polytechnic Institute and an MBA from the Stanford Graduate School of Business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2005, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

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

Item 11. Executive Compensation.

Compensation of Directors

On June 28, 2005, upon recommendation of the compensation committee, our board of directors approved a director compensation plan. Under the plan, each of our non-employee directors will be paid a fee of $1,000 per month, to be paid quarterly in arrears, and each of our non-employee directors serving between January 1 and May 31, 2005 was paid a one-time fee of $5,000 in recognition of service during that period.

On June 28, 2005, the compensation committee of our board of directors awarded options to non-employee directors Richard Wagner, David Carter and Daniel Hunter, under our 2005 Equity Incentive Plan. Each option is exercisable for 50,000 shares of our common stock at an exercise price of $5.57 per share, which was the closing price of our common stock reported on the date of grant, has a five year term and vests quarterly over four years, subject to continued service and other conditions.

Summary Compensation Table

Set forth below is information concerning the compensation of each person who served as our Principal Executive Officer and our four most highly compensated executive officers other than the Principal Executive Officer that were serving at September 30, 2005, and an additional individual that served as an executive officer during the fiscal year ended September 30, 2005 but was no longer serving at September 30, 2005 (each a “named executive officer”). None of our other executive officers serving at the end of the fiscal year ended September 30, 2005 earned more than $100,000 in salary and bonus in such year.

Summary Compensation Table

							Long Term Compensation
Name and Principal Position			Annual Compensation				Awards	All Other Compensation
		Fiscal Year	Salary		Bonus	Other Annual Compensation	Securities Underlying Options (#)
Elwood G. Norris, Chairman		2005 2004 2003	$200,272 $200,000 $132,308		— — —	— — —	70,000 — 100,000	— $ 1,385(1) $ 2,054(1)

Kalani Jones Former President/Chief	(2)	2005 2004	$199,241 $179,808		$50,000 —	— —	52,500 125,000	— $ 1,636(1)
Operating Officer		2003	$ 8,077		—	—	75,000	—

Carl Gruenler Former Vice President of Government and Force Protection Systems Group	(3)	2005 2004 2003	$256,890 $146,846 $ 21,260	(3)	— $11,000 —	— $15,404(4) —	75,000 130,000 20,000	$25,000(3) $ 1,286(1) —

Mike Russell Former Chief Financial Officer	(5)	2005 2004	$169,000 $ 43,882		— —	— —	— 100,000	— $ 480(1)

James Croft, III Senior Vice President, Research and Development		2005 2004 2003	$201,383 $126,690 $122,000		— — —	$18,895(6) $16,246(6) $19,200(6)	10,000 — 91,000	— $ 1,326(1) —

Bruce Gray Vice President, Commercial Group		2005	$107,692		—	—	100,000	—

(1)	Represents matching 401(k) contributions.
(2)	Mr. Jones resigned from our company effective October 17, 2005. See “Employment Agreements” below for more information concerning payments made in connection with Mr. Jones’ separation.
(3)	Mr. Gruenler resigned from our company effective May 9, 2005. Salary includes $100,000 in consulting payments paid during 2005. All Other Compensation consists of a severance payment of $25,000. See “Employment Agreements” below for more information concerning the consulting arrangement with Mr. Gruenler and the payments made in connection with Mr. Gruenler’s separation.
(4)	Represents moving expenses.
(5)	Mr. Russell resigned from our company effective December 16, 2005. See “Employment Agreements” below for more information concerning payments made in connection with Mr. Russell’s separation.
(6)	Represents royalty payments.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended September 30, 2005, 2004, or 2003, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above. No named executive officer received a restricted stock award, a stock appreciation right or a long term incentive plan payout in the fiscal years ended September 30, 2005, 2004 or 2003.

Option Grants

The following table shows further information on grants of stock options in fiscal 2005 to the named executive officers reflected in the Summary Compensation Table.

Option Grants in Last Fiscal Year

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (6)
Name		Number of Shares of Common Stock Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price	Expiration Date	5%	10%
Elwood G. Norris,		70,000	8.3	%(1)	$8.96	1/27/2010	173,284	$382,912
Kalani Jones	(2)	52,500	6.2	%(1)	$8.96	1/27/2010	129,963	$287,184
Carl Gruenler	(3)	75,000	8.8	%(4)	$6.70	11/16/2009	138,831	$306,781
James Croft, III		10,000	1.2	%(4)	$6.70	11/16/2009	18,511	$40,904
Bruce Gray		100,000	11.8	%(5)	$8.90	3/22/2010	245,891	$543,354

(1)	These options were granted under our 2002 Stock Option Plan. These options have an exercise price that was equal to the fair market value on the date of grant. Such options vest as to 1/16th of the shares each quarter following the grant date, subject to continued service to our company.
(2)	Mr. Jones resigned from our company effective October 17, 2005.
(3)	Mr. Gruenler resigned from our company effective May 9, 2005. Under the terms of a consulting agreement between Mr. Gruenler and our company, Mr. Gruenler continued to serve as a consultant through November 2005, and his options continued to vest through the term of his consulting engagement.
(4)	These options were granted under our 2002 Stock Option Plan. These options have an exercise price that was equal to the fair market value on the date of grant. Such options vest as to 1/4 of the shares on the first anniversary of the date of grant, and as to 1/16th of the shares each quarter thereafter, subject to continued service to our company.
(5)	This option was granted as an inducement material to Mr. Gray entering into employment with our company. The option has an exercise price that was equal to the fair market value on the date of grant. The option vests as to 1/4 of the shares on the first anniversary of the date of grant, and as to 1/16th of the shares each quarter thereafter, subject to continued service with our company.
(6)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Stock Option Exercises and Holdings

The following table shows the number of unexercised options and the value of options held at the end of the year by each of the named executive officers reflected in the Summary Compensation Table. None of the named executive officers exercised options during fiscal 2005.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options Held at Fiscal Year End		Value of Unexercised In-The- Money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Elwood G. Norris	—	—	183,750	61,250	$291,660	—

Kalani Jones	—	—	126,352	126,148	—	—

Michael A. Russell	—	—	31,250	68,750	—	—

James Croft, III	25,000	$152,250	124,000	10,000	$217,620	—

Bruce Gray	—	—	—	100,000	—	—

Carl Gruenler	—	—	89,061	135,939	—	—

(1)	Based on the closing price reported on the Nasdaq Capital Market on September 30, 2005 of $5.10 per share.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2005, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Employment Arrangements

We entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table, and each of our current executive officers.

Mr. Elwood G. Norris – Effective September 1, 1997, we entered into a three year employment contract with Mr. Norris, for his services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chairman under the term of this agreement. The agreement, as amended by the Compensation Committee, provides for a base salary to $16,667 per month. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. We also provide Mr. Norris with an automobile, the lease payments for which are currently $887.32 per month. We are also obligated to pay Mr. Norris certain royalties. See Item 13 — “Certain Relationships and Related Transactions” below.

Mr. John R. Zavoli – On October 17, 2005, we entered into a letter agreement with John R. Zavoli, pursuant to which Mr. Zavoli was appointed as our president and chief operating officer, commencing November 1, 2005. Mr. Zavoli was a director of our company, and was a member of the audit and Compensation Committees until he resigned the committee appointments in connection with entering into the letter agreement. The letter agreement provided for an annual base salary of $250,000 and eligibility for an annual bonus, as recommended by the compensation committee and approved by the board of directors. In addition, the letter agreement provided that Mr. Zavoli would receive an option to purchase 100,000 shares of our common stock, which option was granted by the Compensation Committee on November 1, 2005. Mr. Zavoli’s employment is not for a specified period or term of employment and is terminable at-will by us or by Mr. Zavoli for any reason, with or without notice. Mr. Zavoli will be entitled to severance benefits in the form of up to a maximum of six months of salary and health benefit continuation if we terminate his employment without cause or he resigns for good reason.

Mr. Kalani Jones – We entered into a letter agreement dated as of August 28, 2003, as amended on October 20, 2003, under which Mr. Jones was employed as our Senior Vice President of Operations. Mr. Jones was later promoted to President and Chief Operating Officer. The letter agreement provided for an annual base salary of $140,000, a 30% annual performance bonus to be determined by the Compensation Committee and the Board of Directors, and the grant of an option to purchase 75,000 shares of our common stock, which option vested quarterly over a two year period beginning six months after the date of employment. Mr. Jones subsequently received additional option grants. Mr. Jones’s employment was terminable at-will by us or Mr. Jones for any reason, with or without notice. On October 17, 2005, Mr. Jones’s employment arrangement with the company terminated. Mr. Jones annual base salary at the time of resignation was $220,000, and he was entitled to an annual performance bonus of up to 50% of his base salary, as determined by the Compensation Committee. On October 20, 2005, we entered into a separation and release agreement with Mr. Jones. The agreement provides for our one-time payment of $82,500 to Mr. Jones and our payment of health benefit premiums on Mr. Jones’s behalf for a period not to extend beyond February 28, 2006. We also agreed to extend until February 15, 2006 the period of time for which the vested portion of stock options held by Mr. Jones may be exercised. In addition, the separation and release agreement contains Mr. Jones’s general release of all claims against our company.

Mr. Carl Gruenler – We entered into a letter agreement with Mr. Gruenler, which was amended on July 30, 2003, under which Mr. Gruenler was employed as our Vice President of Military Operations and later Vice President of Government and Force Protection Systems Group. The letter agreement provided for an annual base salary of $110,000, and an annual performance bonus of up to 10% of base salary to be determined by the Compensation Committee and our board of directors. Mr. Gruenler’s employment was terminable at-will by us or by Mr. Gruenler for any reason, with or without notice. Mr. Gruenler resigned his employment effective May 9, 2005. Mr. Gruenler’s annual base salary at the time of resignation was $250,000, and he participated in our broad-based commission plan in lieu of the annual performance bonus contemplated by his letter agreement.

On June 15, 2005, we entered into a separation and release agreement with Mr. Gruenler. The agreement provided for a severance payment of $25,000 to be made to Mr. Gruenler, and contained Mr. Gruenler’s general release of all claims against our company. In connection with the separation and release agreement, we also executed a consulting agreement documenting our consulting arrangement with Mr. Gruenler that commenced following his departure. The term of the consulting agreement was six months commencing May 10, 2005. During the term of the consulting agreement, Mr. Gruenler agreed to provide consulting services related to our Government and Force Protection business to the extent requested by our company. For these services, Mr. Gruenler received compensation of $20,000 per month for the first three months, $15,000 per month for the next two months and $10,000 for the final month. Mr. Gruenler also agreed that during the term of the consulting agreement, he would not provide services for any company that competes directly or indirectly with the business of our Government and Force Protection Systems Group. All stock options that were previously granted to Mr. Gruenler continued to vest over the term of the consulting agreement, and remained exercisable until thirty days after the termination of the consulting relationship.

Ms. Karen Jordan - On December 16, 2005, our board of directors approved the appointment of Karen Jordan as our chief accounting officer. Ms. Jordan entered into a letter agreement with our company dated October 26, 2005, and joined our company in November 2005, as director of finance. Ms. Jordan’s annual salary is $140,000 and she participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Ms Jordan’s employment is not for a specified period or term of employment and is terminable at-will by us or by Ms. Jordan for any reason, with or without notice.

Mr. James Croft, III - On August 17, 2005, our board of directors approved the appointment of Mr. James Croft, III as our Chief Technology Officer and Vice President of Advanced Development. Mr. Croft has served as our Vice President of Research and Development since February 28, 2000, and, prior to that, as our Vice President of Engineering from September 15, 1997. Mr. Croft is employed pursuant to the terms of an employment agreement dated February 28, 2000, which terms have been orally modified. Under the terms as modified, Mr. Croft’s annual salary is $165,000, and he participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. We presently exclusively license two pre-employment inventions from Mr. Croft through March 2008. We are not currently marketing products using these inventions, and we are not currently paying royalties to Mr. Croft for these inventions. We plan to negotiate further revisions to our agreement with Mr. Croft, including our right to continue the license beyond March 2008. The initial term of the employment agreement dated February 28, 2000 has expired, and as a result, either we or Mr. Croft may terminate his employment for any reason upon thirty days advance notice.

Mr. Bruce Gray - We entered into a letter agreement with Mr. Bruce Gray, under which Mr. Gray was employed as our Vice President of the Commercial Products Group effective March 21, 2005. Mr. Gray currently serves as our Vice President, Sales, Commercial Group. The letter agreement provides for an annual base salary of $200,000 and an annual sales commission, payable on a quarterly basis, based on revenues and billings. Mr. Gray’s employment is terminable at-will by us or by Mr. Gray for any reason, with or without notice.

Mr. Alan J. Ballard - On November 17, 2005, our board of directors approved the appointment of Mr. Alan J. Ballard as our Vice President, Government and Military Division. Mr. Ballard joined our company in January 2004 and has held various positions in our Government Group. Mr. Ballard’s annual salary is $145,000, and he participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Mr. Ballard’s employment is terminable at-will by us or by Mr. Ballard for any reason, with or without notice.

Ms. Rose Tomich-Litz - On November 30, 2005, our board of directors approved the appointment of Ms. Rose Tomich-Litz as our Vice President, Operations. Ms. Tomich-Litz’s annual salary is $157,500, and she participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Ms. Tomich-Litz’s employment is terminable at-will by us or by Ms. Tomich-Litz for any reason, with or without notice.

Mr. David Carnevale - On January 23, 2006, our board of directors approved the appointment of Mr. David A. Carnevale as our vice president, marketing. Mr. Carnevale’s employment is terminable at-will by us or by Mr. Carnevale for any reason, with or without notice. Mr. Carnevale’s annual salary is $180,000, and he participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. On January 23, 2006, we granted Mr. Carnevale a stock option exercisable for 100,000 shares of our common stock pursuant to our 2005 Equity Incentive Plan. The option vests quarterly over four years and has a five-year term, subject to continued service and other conditions.

Compensation Committee Interlocks and Insider Participation

Messrs. Wagner, Hunter and Carter served on the Compensation Committee during fiscal 2005. Mr. Wagner served as our Secretary from February 1994 to March 1999. No executive officer of our company (1) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our company’s Compensation Committee, (2) served as a director of another entity, one of whose executive officers served on our company’s Compensation Committee, or (3) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee , the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of January 10, 2006 by: (i) each director; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership (1)		Percent of Class (1)
Common Stock	Elwood G. Norris 13114 Evening Creek Drive South San Diego, California 92128	3,966,294	(2)	16.1%

Common Stock	Kalani Jones 13114 Evening Creek Drive South San Diego, California 92128	129,477	(3)	*

Common Stock	Carl Gruenler 13114 Evening Creek Drive South San Diego, California 92128	1,500	(4)	*

Common Stock	John Zavoli 13114 Evening Creek Drive South San Diego, California 92128	6,250	(5)	*

Common Stock	Richard M. Wagner 13114 Evening Creek Drive South San Diego, California 92128	111,250	(6)	*

Common Stock	David J. Carter 13114 Evening Creek Drive South San Diego, California 92128	57,250	(7)	*

Common Stock	Daniel Hunter 13114 Evening Creek Drive South San Diego, California 92128	124,250	(8)	*

Common Stock	Michael A. Russell 13114 Evening Creek Drive South San Diego, California 92128	37,500	(9)	*

Common Stock	James Croft, III 13114 Evening Creek Drive South San Diego, California 92128	131,175	(10)	*

Common Stock	Bruce Gray 13114 Evening Creek Drive South San Diego, California 92128	—		—

All directors & executive officers As a group (11 persons)		4,397,969	(11)	18.1%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 24,308,215 shares of common stock outstanding on January 10, 2006. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)	Includes 3,629,015 shares held by a family trust for which Mr. Norris serves as trustee, 162,500 shares issuable upon exercise of a warrant held by such trust, and 167,500 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(3)	Consists of 129,477 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(4)	Consists of 1,500 shares held by spouse, based on information received from Mr. Gruenler on January 24, 2005.
(5)	Consists of 6,250 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(6)	Includes 56,250 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(7)	Includes 56,250 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(8)	Includes 44,500 shares held by spouse, 6,000 shares held by Profit Sharing Trust and 56,250 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(9)	Consists of 37,500 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(10)	Includes 131,125 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006.
(11)	Includes 473,625 shares issuable upon the exercise of outstanding stock options within 60 days of January 10, 2006 and 162,500 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,693,810		$5.28	1,506,004
Equity compensation plans not approved by security holders	527,000	(1)	$6.47	—

Total	2,220,810		$5.57	1,506,004

(1)	Includes (i) an aggregate of 40,000 shares of common stock subject to special stock options granted to Messrs. Norris, Carter and Wagner on November 13, 2000, which options have an exercise price of $3.62 per share, are fully vested and were exercisable until November 13, 2005, (ii) 100,000 shares of common stock subject to an inducement stock option granted to Mr. Russell on June 30, 2004, which option has an exercise price of $5.92 per share, a five year term and generally vests 25% on the first anniversary of the grant date and then 1/16 each quarter thereafter, subject to continued service and other conditions, (iii) 100,000 shares of common stock subject to an inducement stock option granted to Mr. Gray on March 22, 2005, which option has an exercise price of $8.90 per share, a five year term and generally vests 25% on the first anniversary of the grant date and then 1/16 each quarter thereafter, subject to continued service and other conditions, (iv) 137,000 shares of common stock subject to inducement stock options granted to certain non-executive officer employees from time to time, which options have a weighted-average exercise price of $8.60 per share, a five year term and generally vest 25% on the first anniversary of the grant date and then 1/16 each quarter thereafter, subject to continued service and other conditions, (v) 50,000 shares subject to a warrant granted on February 28, 2003, to a financial advisor for consulting services rendered with an exercise price of $3.63 and an expiration date of April 4, 2008, and (vi) 100,000 shares subject to a warrant granted on September 30, 2002, to another financial advisor for consulting services rendered with an exercise price of $4.25 and an expiration date of September 30, 2007.

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

Mark Norris, the son of Elwood G. Norris, is a full-time non-executive employee of our company. In his role as a Mechanical Engineer, Mark Norris was paid $100,618 in salary for the fiscal year ended September 30, 2005. No other family member of any executive officer, director or 5% stockholder received compensation of more than $60,000 during the year ended September 30, 2005.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountants Fees

Swenson Advisors, LLP has served as our independent registered public accounting firm since July 2005. BDO Seidman, LLP served as our independent registered public accounting firm until its resignation in June 2005.

The following table presents fees billed by Swenson Advisors, LLP and BDO Seidman, LLP for professional services rendered for the fiscal years ended September 30, 2005 and 2004.

	2005		2004
	Swenson Advisors	BDO Seidman	BDO Seidman
Audit Fees (1)	$430,500	$46,000	$213,214
Audit Related Fees (2)	—	41,364	3,000
Tax Fees (3)	—	—	6,013
All Other Fees (4)	—	4,300	3,000
Total	$430,500	$91,664	$225,227

(1)	Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the financial statements included in each of our quarterly reports on Form 10-Q during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2005 also included the audit of management’s report on the effectiveness of the company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. Included in All Other Fees is assistance provided for planning and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including: such firm’s attendance at and participation at board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the roles of Swenson Advisors, LLP and BDO Seidman, LLP in providing services to us for the fiscal year ended September 30, 2005 and has concluded that such services are compatible with each such firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements:

Previously filed

Exhibit Index:

3. Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Amended and Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

3.3	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended December 31, 2004, dated February 11, 2005.

10. Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Incorporated by reference to Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Incorporated by reference to Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Incorporated by reference to Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.3.2	Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated August 1, 2005.*

10.3.3	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005.*

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Incorporated by reference to Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	1997 Stock Option Plan as adopted on January 23, 1998 Incorporated by reference to Exhibit 10.1 on Form S-8 dated July 27, 1998.+

10.5.1	Form of Incentive Stock Option Agreement under 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.5.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.5.2	Form of Non-Statutory Stock Option Agreement under 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.5.2 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.6	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.6.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.7	Form of Stock Purchase Warrant exercisable until September 30, 2006 granted to accredited investors for an aggregate of 1,012,500 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.12 on Form 8-K dated October 12, 2001.

10.8	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.9	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to accredited investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.10	Securities Purchase Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.11	Registration Rights Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.12	Form of Common Stock Warrant exercisable until July 10, 2007 granted to accredited investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.13	Employment Agreement of Kalani Jones dated August 28, 2003, as amended. Incorporated by reference to Exhibit 10.29 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.13.1	Separation and Release Agreement with Kalani Jones dated October 20, 2005.+*

10.14	Employment Agreement of Carl Gruenler, as amended. Incorporated by reference to Exhibit 10.30 on Form 10-K for the year ended September 30, 2003, dated December 29, 2003.+

10.14.1	Separation and Release Agreement with Carl Gruenler dated June 15, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed June 17, 2005.+

10.14.2	Consulting Agreement with Carl Gruenler dated June 15, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed June 17, 2005.+

10.15	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.16	Table of Inducement Grants.+*

10.17	Form of Special Stock Option. Incorporated by reference to Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.18	Employment Agreement of Michael Russell. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.19	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell. Incorporated by reference to Exhibit 10.28 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.20	Employment Agreement of Joseph A. Zerucha. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.21	Separation Agreement of Joseph A. Zerucha. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the Form 10-Q for the quarter ended June 30, 2004, dated August 4, 2004.+

10.22	Employment Agreement of Bruce Ehlers. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2003, dated February 12, 2004.+

10.23	Release Agreement of Bruce Ehlers. Incorporated by reference to Exhibit 10.32 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.24	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.25	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.26	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.27	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated July 8, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2005, dated August 9, 2005.

10.28	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Incorporated by reference to Exhibit 10.39 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.29	Form of Unsecured Subordinated Promissory Note. Incorporated by reference to Exhibit 10.40 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.30	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.31	Summary Sheet of Director and Executive Officer Compensation.*

10.32	Employment offer letter for Bruce Gray effective March 21, 2005. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.33	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.34	Commission Plan for Bruce Gray pursuant to Employment letter dated March 21, 2005, approved by the board of directors on September 28, 2005.+*^

10.35	Securities Purchase Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.36	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.37	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.38	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.39	Engagement letter with Olympus Securities, LLC dated July 15, 2005. Incorporated by reference to Exhibit 99.5 on Form 8-K filed July 19, 2005.

10.40	2005 Equity Incentive Plan as amended August 5, 2005. Incorporated by reference to Exhibit 10.9 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.41	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.42	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.43	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.44	Settlement Agreement and Mutual Release with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.14 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.45	Registration Rights Agreement with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.46	Employment Agreement with James Croft III dated February 28, 2000.+*

10.47	Employment Letter Agreement with John R. Zavoli dated October 17, 2005.+*

10.48	Employment letter of Alan J. Ballard dated November 21, 2003.+*

10.49	Employment letter of Rose Tomich-Litz dated November 29, 2005.+*

10.50	Employment letter of Karen Jordan dated October 26, 2005, 2005.+*

10.51	Sublease between ATC and Anacomp, Inc. dated December 13, 2005.*

10.52	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005.**

16. Letter re: Change in Certifying Accountant

16.1	Consent of BDO Seidman, LLP dated July 6, 2005. Incorporated by reference to Exhibit 16.1 to Form 8-K filed on July 6, 2005.

23. Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of Swenson Advisors, LLP.*

24. Power of Attorney

24.1	Power of Attorney.*

31. Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer.**

*	Previously filed.
**	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibits 10.28, 10.29 and 10.30 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

January 30, 2006	By:	/s/ Elwood G. Norris
Elwood G. Norris Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: January 30, 2006	By:	/s/ Elwood G. Norris
Elwood G. Norris Chairman of the Board and Director (Co-Principal Executive Officer)

Date: January 30, 2006	By:	/s/ John R. Zavoli
John R. Zavoli President, Chief Operating Officer, Interim Chief Financial Officer and Director (Co-Principal Executive Officer and Principal Financial Officer)

Date: January 30, 2006	By:	/s/ Karen Jordan
Karen Jordan, Chief Accounting Officer (Principal Accounting Officer)

Date: January 30, 2006	By:	/s/ Richard M. Wagner
Richard M. Wagner Director

Date: January 30, 2006	By:	/s/ David J. Carter
David J. Carter Director

Date: January 30, 2006	By:	/s/ Daniel Hunter
Daniel Hunter Director