Form 10-Q
period 2005-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-02-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The number of shares of Common Stock, $.00001 par value, outstanding on January 31, 2006 was 24,308,215

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Technology Corporation

BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,184,882	$10,347,779
Trade accounts receivable, less allowance of $125,000 for doubtful accounts for each period	1,758,472	880,276
Inventories, net of $514,979 and $691,206 reserve for obsolescence	1,615,616	1,799,447
Prepaid expenses and other	221,731	201,339

Total current assets	10,780,701	13,228,841
Equipment, net	542,403	606,871
Patents, net	1,323,236	1,373,158

Total assets	$12,646,340	$15,208,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,016,679	$1,985,353
Accrued liabilities:
Payroll and related	362,010	476,331
Deferred revenue	488,782	395,833
Warranty reserve	331,708	248,981
Legal settlements	—	71,900
Other	—	30,003
Derivative warrant instrument	1,400	282,000
Capital lease, short-term portion	8,223	12,131

Total current liabilities	2,208,802	3,502,532
Long-Term Liabilities:
Derivative warrant instrument	812,400	1,564,000

Total liabilities	3,021,202	5,066,532

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 24,308,215 and 24,290,840 shares issued and outstanding respectively	243	243
Additional paid-in capital	61,809,611	61,556,295
Accumulated deficit	(52,184,716)	(51,414,200)

Total stockholders’ equity	9,625,138	10,142,338

Total liabilities and stockholders’ equity	$12,646,340	$15,208,870

See accompanying notes to interim financial statements.

American Technology Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2005	2004
Revenues:
Product sales	$1,839,969	$4,346,913
Contract and license	59,409	62,000

Total revenues	1,899,378	4,408,913
Cost of revenues	835,240	1,562,667

Gross profit	1,064,138	2,846,246

Operating expenses:
Selling, general and administrative	2,375,124	1,946,588
Research and development	565,993	1,474,978

Total operating expenses	2,941,117	3,421,566

Loss from operations	(1,876,979)	(575,320)

Other income (expense):
Interest income	74,623	10,941
Interest expense	(360)	(12,330)
Unrealized gain (loss) on derivative revaluation	1,032,200	(950,141)

Total other income (expense)	1,106,463	(951,530)

Net loss	(770,516)	(1,526,850)
Dividend requirements on convertible preferred stock	—	277,775

Net loss available to common stockholders	$(770,516)	$(1,804,625)

Net loss per share of common stock—basic and diluted	$(0.03)	$(0.09)

Average weighted number of common shares outstanding	24,302,848	19,812,515

See accompanying notes to interim financial statements.

American Technology Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2005	2004
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(770,516)	$(1,526,850)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	111,972	111,401
Warranty provision	90,133	82,163
Inventory obsolescence	(176,228)	—
Loss on disposition of asset	1,432	—
Share-based compensation expense	188,376	268,503
Write-off of abandoned patents	20,385	—
Unrealized (gain) loss gain on derivative revaluation	(1,032,200)	950,141
Amortization of debt discount	—	8,059
Changes in assets and liabilities:
Trade accounts receivable	(878,196)	(2,675,193)
Inventories	360,059	(271,779)
Prepaid expenses and other	(20,393)	(35,887)
Accounts payable	(1,040,574)	627,163
Warranty reserve	(7,406)	(5,246)
Accrued liabilities	(51,374)	295,634

Net cash used in operating activities	(3,204,530)	(2,171,891)

Investing Activities:
Purchase of equipment	(19,399)	(190,026)
Patent costs paid	—	(70,868)

Net cash used in investing activities	(19,399)	(260,894)

Financing Activities:
Payments on capital lease	(3,908)	(2,639)
Proceeds from issuance of unsecured promissory notes	—	2,000,000
Proceeds from exercise of common stock warrants	—	85,000
Proceeds from exercise of stock options	64,940	—

Net cash provided by financing activities	61,032	2,082,361

Net decrease in cash	(3,162,897)	(350,424)
Cash, beginning of period	10,347,779	4,178,968

Cash, end of period	$7,184,882	$3,828,544

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$360	$563
Non-cash financing activities:
Warrants issued for offering costs	$—	$843,105
Warrants issued for debt financing	$—	$723,000

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s annual report on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

We incurred net losses of $770,516 and $1,804,625 in the three months ended December 31, 2005 and 2004, respectively. We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2006. Based on our cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital resources for the next twelve months. Our operating plans are based on us continuing to increase revenues and generate positive cash flows from operations. See “Liquidity and Capital Resources”, below. If required, we have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

3. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 5,611,066 and 5,739,577 shares of common stock were outstanding at December 31, 2005 and 2004 respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

Net loss available to common stockholders decreased to ($0.03) in the three months ended December 31, 2005 from ($0.09) in the three months ended December 31, 2004. In computing net loss per share, the net loss for the three months ended December 31, 2004 was increased $277,775 by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock. Such non-cash imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore were reflected as an increase and a related decrease to additional paid in

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company’s series of preferred stock also provided for a 6% per annum accretion in the conversion value (similar to a dividend). Such accretions were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore they were reflected as an increase and a related decrease to additional paid in capital. These non-cash amounts also increased the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

	Three Months Ended December 31,
	2005	2004
Net loss	$(770,516)	$(1,526,850)
Imputed deemed dividends on Series D and E warrants issued with preferred stock	—	(101,280)
Imputed deemed dividends on Series D and E preferred stock	—	(133,063)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	—	(7,667)
Series E preferred stock	—	(35,765)

Net loss available to common stockholders	$(770,516)	$(1,804,625)

4. STOCK-BASED COMPENSATION

Share-Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which the Company has applied in the adoption of SFAS 123(R). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for the Company beginning in the quarter ended December 31, 2005.

Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award). The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123(R) on October 1, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

On November 10, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We are considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

Share-Based Compensation Information under SFAS 123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 11)

Under the provisions of SFAS 123(R) we recorded $188,376 of stock compensation expense in our unaudited Statement of Operations for the three months ended December 31, 2005. A total of $149,673 of this expense relates to prior year awards vesting after October 1, 2005 and $38,703 relates to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2005 was $2.47 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Three Months Ended December 31, 2005
Volatility	67.0%
Risk-free interest rate	3.68%
Forfeiture Rate	5.0%
Dividend yield	0.0%
Expected Life in years	3.9

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options by our employees.

As share-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5% in the first quarter of fiscal 2006 based on historical experience. Under the provisions of SFAS 123(R), we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Since we have a net operating loss carryforward as of December 31, 2005, no excess tax benefit for the tax deductions related to stock-based awards were recognized in the Statement of Operations for the quarter ended December 31, 2005. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended December 31, 2005 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2005, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of FAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123R.

For purposes of pro forma disclosures under SFAS 123 for the three months ended December 31, 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three months ended December 31, 2004 were as follows:

Three Months Ended December 31, 2004
Net loss, as reported	$(1,804,625)
Add: Stock-based employee compensation expense included in reported net loss	268,503
Deduct: Share-based employee compensation expense determined using the fair value based method	(559,242)

Pro forma net loss available to common stockholders	$(2,095,364)

Earnings per common share:
Basic and diluted—as reported	$(0.09)

Basic and diluted—pro forma	$(0.11)

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three months ended December 31, 2004 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Three Months Ended December 31, 2004
Volatility	56.0%
Risk-free interest rate	2.97%
Forfeiture Rate	5.0%
Dividend yield	0.0%
Expected Life in years	2.5

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that FIN 47 has no effect on the Company’s operations at this time.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has determined that SFAS No. 151 has no effect on the Company’s operations and financial condition at this time.

6. INVENTORIES AND CONTRACT MANUFACTURING

Inventory is stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

	December 31, 2005	September 30, 2005
Finished goods	$436,195	$790,707
Work in process	191,504	—
Raw materials	1,502,895	1,699,946

	2,130,594	2,490,653
Reserve for obsolescence	(514,979)	(691,206)

	$1,615,616	$1,799,447

Included in inventory are $188,483 and $148,826 of raw materials located at contract manufacturing locations at December 31, 2005 and September 30, 2005, respectively.

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

7. MAJOR CUSTOMERS

For the three months ended December 31, 2005, revenues from one customer accounted for 66% of revenues and revenues from another customer accounted for 12% of total revenues. For the three months ended December 31, 2004, revenues from two customers accounted for 75% and 15% of revenues with no other single customer accounting for more than 10% of revenues.

At December 31, 2005, accounts receivable from two customers accounted for 56% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2005, accounts receivable from two customers accounted for 18% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

8. INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	December 31, 2005	September 30, 2005
Cost	$1,772,234	$1,792,619
Accumulated amortization	(448,998)	(419,461)

Net patent	$1,323,236	$1,373,158

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

Changes in the warranty reserve during the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,
	2005	2004
Beginning balance	$248,981	$331,917
Warranty provision	90,133	82,163
Warranty payments	(7,406)	(5,246)

Ending balance	$331,708	$408,834

In the fiscal quarter ended December 31, 2005, we increased our reserve for potential warranty claims related to our HSS 450 product by $63,470 as a result of discovering possible deficiencies in the manufacturing process for manufacturing these units. This additional reserve was computed based on the number of HSS 450 units previously sold and under warranty. We believe we have corrected these manufacturing deficiencies. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

10. DERIVATIVE FINANCIAL INSTRUMENTS

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) that was subsequently terminated in July 2005 with no shares issued. As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. As the warrant was initially unregistered, and did not specify how it would be settled prior to registration, the warrant was initially reported as a liability of $843,103 in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The value was recorded as prepaid transaction costs. The warrants were revalued

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

each period as non-cash income or expense and an unrealized loss on derivative revaluation of $950,141 was recorded for the three months ended December 31, 2004. As the warrants were cancelled in July 2005 there is no derivative liability at September 30, 2005 or thereafter related to this transaction.

In July 2005, the Company entered into a common stock purchase agreement, registration rights agreement and warrants in connection with a common stock equity financing. In connection with the financing, the Company issued warrants to purchase an aggregate of 1,581,919 shares of common stock. The Company accounted for the value of the warrants as a deemed liability in accordance with the interpretive guidance in EITF Issue No. 05-4. “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. The consensus of EITF Issue No. 05-4 has not been finalized. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance. EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument periodically in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. At September 30, 2005, there was an unrealized gain of $1,050,000 to reflect the change in value of the warrants from issuance reducing the liability to $1,846,000 ($282,000 current and $1,564,000 long-term). At December 31, 2005 there was a further unrealized gain of $1,032,200 to reflect the change in value of the warrants for the three months ended December 31, 2005 reducing the liability to $813,800 ($1,400 current and $812,400 long-term) using a volatility of 67% and 59%, term of each warrant, risk free interest rate of 4.39% and 3.97% and underlying stock price equal to fair market value.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the three months ended December 31, 2005:

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, September 30, 2005	24,290,840	$243	$61,556,295	$(51,414,200)	$10,142,338

Issuance of common stock:
Upon exercise of stock options	17,375	—	64,940	—	64,940
Stock Option Compensation Expense		—	188,376	—	188,376
Net loss for the period	—	—	—	(770,516)	(770,516)

Balance, December 31, 2005	24,308,215	$243	$61,809,611	$(52,184,716)	$9,625,138

Stock Options

During the three months ended December 31, 2005, non-cash compensation expenses was $188,376 under SFAS No. 123(R) (See Note 4). During the three months ended December 31, 2004, the Company recorded non-cash compensation expense of $266,963 for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock, and $1,540 of non-cash compensation

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

expense for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options.

As of December 31, 2005, we had three equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 3,312,501 shares. At December 31, 2005, there were options outstanding covering 698,000 shares of common stock under the 2005 Equity Plan.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At December 31, 2005, there were options outstanding covering 736,538 shares of common stock under the 2002 Plan. The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of common stock. The 1997 Plan was terminated with respect to new grants in August 2002, but remains in effect for grants prior to that time.

Shares subject to options under the 1997 Plan or the 2002 Plan that expire, are cancelled or are terminated without being exercised, become available for future grants under the 2005 Equity Plan. At September 30, 2005, there were options outstanding covering 292,000 shares of common stock under the 1997 plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At December 31, 2005, there were options outstanding covering 306,875 shares of common stock from grants outside the stock option plans.

Options awards are generally granted with an exercise price equal to the fair market value of our common stock at the grant date and have 10-year contractual terms. Options awards typically vest in accordance with one of the following schedules:

a.	25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years

b.	Option shares vest and become exercisable quarterly in equal installments over four years

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

The following table summarizes information about stock option activity during the three months ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2005	2,070,810	$4.43
Granted	453,000	$4.73
Canceled/expired	(473,022)	$6.60
Exercised	(17,375)	$3.74

Outstanding December 31, 2005	2,033,413	$5.28

Exercisable December 31, 2005	966,765	$4.46

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2005 to 2010 with an average life of 3.27 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2005:

	Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2005	3,577,653	$5.11
Issued	—	$—
Exercised	—	$—
Canceled/expired	—	$—

Outstanding December 31, 2005	3,577,653	$5.11

At December 31, 2005, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price	Expiration Date
864,706	$7.23	March 28, 2006
617,500	$2.00	September 30, 2006
451,880	$3.01	March 31, 2007
272,729	$6.55	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
717,213	$6.36	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009

3,577,653

The $3.01 warrants, the $3.25 warrants, the $6.36 warrants, the $6.55 warrants and the $7.23 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

12. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end users that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, MRAD and NeoPlanar products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

Summarized below are the revenues and gross profit (loss) for our business units:

	Three Months Ended December 31,
	2005	2004
Revenues:
Commercial Group	$1,304,473	$187,349
Government and Military Group	594,905	4,221,564

Total revenues	$1,899,378	$4,408,913

	Three Months Ended December 31,
	2005	2004
Gross profit (loss):
Commercial Group	$805,216	$(221,778)
Government and Military Group	258,922	3,068,024

Total gross profit	$1,064,138	$2,846,246

13. LITIGATION

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

14. INCOME TAXES

At December 31, 2005, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2005 the Company had for federal income tax purposes net operating loss carryforwards of approximately $46,972,000, which expire through 2026 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

15. LEASE FOR PRINCIPAL FACILITIES

In December 2005, the Company entered into a sublease agreement with Anacomp, Inc., as sublandlord, to sublease approximately 23,698 square feet of office, warehousing, product assembly, and research space located at 15378 Avenue of Science, San Diego, California 92118. The sublease is for a term commencing January 1, 2006 and expiring May 31, 2011. The agreement provides for a monthly expense of $29,622.50 (representing $1.25 per rentable square foot) during the term. In addition to the monthly base rental expense, the Company will be responsible for certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. Costs associated with this move are estimated to be approximately $260,000, which amount includes approximately $194,000 of leasehold improvements.

In addition, the sublease provides that the Company has a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including the Company’s premises. Anacomp will also provide a $10,000 tenant improvement allowance towards the completion of lobby improvements and a $50,000 letter of credit in the Company’s favor which the Company may draw upon to the extent necessary to offset any increase in our rent or relocation costs that is incurred due to Anacomp’s failure to maintain the lease with the master landlord for the building.

16. SUBSEQUENT EVENTS

In January 2006, the Company extended the lease for its current facility at 13114 Evening Creek Drive South, San Diego, California 92128 for one month to February 28, 2006.

In January 2006, the Company entered into a lease agreement with Priority Properties LLC, to lease approximately 1,700 square feet of office space located in Topsham, Maine, which will be used as a sales office for the Government and Military Group. The lease is for 12 months and can be renewed for up to five years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2005 and 2004. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as ”expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including any matters set forth under Part II, Item 1A (Risk Factors) of this report and under the caption “Risk Factors” in our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are making a major transition from focusing on research and development of new directed sound technologies to sales, marketing and licensing of our products and technologies. While this transition has been challenging, we are working successfully with U.S. and international companies and organizations to create new markets and integrate our directed sound products and technologies into digital signage networks and other commercial and military/government applications.

In fiscal year 2005, we completed the commercialization of four proprietary directed sound technologies, recording revenues from each. Our HSS® H-450 is gaining acceptance from digital signage and networked narrowcasting display providers as in-store networks proliferate in retail chains throughout the U.S. and abroad. Our Government & Military group revenues were 93% higher in fiscal year 2005 than in the prior fiscal year, and we have added new LRAD™ and NeoPlanar® products and accessories for our customers. With key additions to our executive management team over the last two months, including David A. Carnevale as Vice President, Marketing, we believe we are refining our approach to the sales, marketing and licensing of directed sound to expand our leadership position in this untapped market.

We believe that our products are at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the First Quarter of Fiscal 2006

For our first fiscal quarter ended December 31, 2005:

•	Our revenues for the three months ended December 31, 2005 were $1,899,378, compared to $4,408,913 for the three months ended December 31, 2004 (a 57% decrease) primarily as a result of reduced LRAD deliveries to government and military customers. The prior year’s first quarter included $3.2 million of revenues on one large government order aggregating $4.9 million, with the balance of the revenues from the order recognized in the second quarter of fiscal year 2005.

•	We recorded a gross profit of $1,064,138 for the three months ended December 31, 2005 (56% of revenues), which was $1,782,108 lower than the gross profit of $2,846,246 for the three months ended December 31, 2004 (65% of revenues). Gross profit decreased primarily due to lower product sales to government and military customers.

•	Operating expenses decreased from $3,421,566 for the three months ended December 31, 2004 to $2,941,117 for the three months ended December 31, 2005 (a 14% decrease) primarily due to a decrease in personnel and related costs and benefits in our research and development departments.

•	Other income was 216% higher than the comparable year period primarily as a result of an unrealized gain on derivative revaluation of $1,032,200 compared to an unrealized loss on derivative revaluation of $950,141 for the three months ended December 31, 2004.

•	Our net loss decreased from $1,526,850 for the three months ended December 31, 2004 to $770,516 for the three months ended December 31, 2005.

We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2006. Based on our cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital resources for the next twelve months. Our operating plans are based on us continuing to increase revenues and generate positive cash flows from operations. See “Liquidity and Capital Resources”, below. If required, we have significant flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues. Also, unanticipated technical or manufacturing obstacles can arise at any time and disrupt sales or licensing activities and result in lengthy and costly delays. See Part II, Item 1A (Risk Factors) below.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We also believe we have strong market opportunities, particularly given the dramatic growth and acceptance of digital signage requiring the use of our directed sound products, and the continuing global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force protection.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understandings of our results of operations. These are described in our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Statement No. 123R was issued by the Financial Accounting Standards Board (“FASB”) on December 16, 2004. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which the Company has applied in the adoption of SFAS 123(R). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for the Company beginning in the quarter ended December 31, 2005. We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to SFAS 123(R) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation.

SFAS 123(R) is based on the underlying accounting principle that compensation cost resulting from share-based payment transactions be recognized in financial statements at fair value. SFAS 123(R) replaces Statement 123 and supersedes Opinion 25. Statement 123, as originally issued in 1995, established as preferable, but did not require, a fair-value-based method of accounting for share-based payment transactions with employees. SAB 107 express views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In summary SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service, i.e. forfeitures are trued up to actual.

The grant-date fair value of employee share options and similar instruments is to be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R), are to be recognized as an addition to paid-in capital. Cash retained as a result of any excess tax benefits is to be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is to be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

As of the required effective date, all public entities that used the fair-value-based method for disclosure under Statement 123 are to apply SFAS 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for proforma disclosures. Total compensation cost for our share-based payments recognized in the first quarter of 2006 was $188,376. As of December 31, 2005 $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years.

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

Results of Operations

Revenues

Revenues for the three months ended December 31, 2005 were $1,899,378, representing a 57% decrease from $4,408,913 in revenues for the three months ended December 31, 2004. Revenues for the three months ended December 31, 2005 included $1,839,969 of product sales and $59,409 of contract and license revenues. Revenues for the three months ended December 31, 2004 consisted of $4,346,913 of product sales and $62,000 of contract and license revenues. The decrease in revenues was due to reduced sales of LRAD products by our Government and Military Group. The prior year’s first quarter included $3.2 million of shipments on one large government order aggregating $4.9 million with the balance shipped in the second quarter of fiscal 2005. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

Revenues by Business Segment

Our operations are organized into two segments by the end-user markets they serve. Our reportable segments are strategic business units that sell our products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating our technologies to customers and end users that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, NeoPlanar, and Sound Cluster products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

Commercial Group Revenues—The Commercial Group reported revenues of $1,304,473 for the three months ended December 31, 2005, representing a 596% increase from revenues of $187,349 for the three months ended December 31, 2004. Sound product revenues were $1,247,422 and $187,349, and contract and license revenues were $57,051 and $0 for the three months ended December 31, 2005 and 2004, respectively. The increase in sound product revenues resulted primarily from increase LRAD sales to commercial cruise lines.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the three months ended December 31, 2005, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At December 31, 2005, $191,667 remained unearned under this agreement and has been recorded as deferred revenue. At December 31, 2005, we had aggregate deferred license revenue of $488,782 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government & Military Group—Government & Military Group revenues for the three months ended December 31, 2005, were $594,905 compared to $4,221,564 for the three months ended December 31, 2004, representing a 86% decrease. Sound product revenues were $592,405 and $4,219,564 and contract and license revenues were $2,500 and $2,000 for the three months ended December 31, 2005 and 2004, respectively. Included in product revenues for the three months ended December 31, 2004 are $3.2 million of shipments associated with a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products.

We have only a limited record of recurring sales, so we do not consider order backlog to be an important index of future performance at this time. Our backlog is affected by the timing of large orders and order deliveries, especially to government customers. Our order backlog was approximately $6,340,000 at December 31, 2005 and approximately $1,898,000 at December 31, 2004. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Gross Profit

Gross profit for the three months ended December 31, 2005 was $1,064,138, or 56% of revenues, compared to $2,846,246, or 65% of revenues, for the three months ended December 31, 2004. The decrease in gross profit , both absolute and as a percentage of revenues, was principally the result of the decreased sales of our higher margin LRAD products.

Gross profit for our Commercial Group was $805,216 and $(221,778) for the three months ended December 31, 2005 and 2004, respectively. Increased sales of our higher margin LRAD in the three months ended December 31, 2005 were the primary contributor to the increase in gross profit for our Commercial Group. The gross loss for the three months ended December 31, 2004 was primarily as a result of insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $258,922 for the three months ended December 31, 2005, or 43% of revenue, compared to $3,068,024 for the three months ended December 31, 2004 or 73% of revenue. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 increased $428,536 to $2,375,124 or 125% of revenues, compared to $1,946,588, or 44% of revenues, for the three months ended December 31, 2004. The increase in selling general and administrative expenses was primarily attributed to: $327,829 for increased personnel and related expenses; $159,459 for increased consulting, accounting, auditing and legal expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control deficiencies as discussed in Item 4; $42,656 for increased SEC reporting costs; and $35,970 for increased travel, commissions, demonstration equipment and trade show activity.

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

Research and Development Expenses

Research and development expenses decreased $908,985 to $565,993, or 30% of revenues, for the three months ended December 31, 2005, compared to $1,474,978, or 33% of revenues, for the three months ended December 31, 2004. This decrease in research and development expenses is primarily due to a $688,027 decrease in personnel and related expenses, of which $224,434 was non-cash compensation associated with an extension of time to exercise stock options, and a $124,412 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed and introduced significant new products in fiscal year 2005, including our HSS H450 product and our portable LRAD500. With the completion of these major projects, and based on current plans and reduced engineering staffing, we expect fiscal year 2006 research and development costs to be lower than fiscal year 2005.

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the first quarter of fiscal 2006 was $188,376. Cost of revenues, selling, general and administrative expense, and research and development expense in the first quarter of fiscal 2006 include share-based compensation of $23,442, $144,185 and $20,749, respectively. As of December 31, 2005, $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 4, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

Loss from Operations

Loss from operations was $1,876,979 for the three months ended December 31, 2005, compared to a loss from operations of $575,320 for the three months ended December 31, 2004. The increase in loss from operations resulted primarily from the decrease in revenues and gross profit as a result of reduced LRAD deliveries to government and military customers. We also incurred significant expense in evaluating our system of internal control over financial reporting for compliance with the Sarbanes-Oxley Act.

Other Income (Expense)

During the three months ended December 31, 2005, we earned $74,623 of interest income on our cash balances and incurred $360 of interest. Other income for the three months ended December 31, 2005 included $1,032,200 related to the decrease in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At December 31, 2005 our short term and long term derivative warrant instrument was $813,800. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

During the three months ended December 31, 2004, we earned $10,941 of interest on our cash balances and incurred $12,330 of interest expense and $950,141 of unrealized loss on derivative revaluation.

Net Loss

The net loss for the three months ended December 31, 2005 was $770,516, compared to a net loss of $1,526,850 for the three months ended December 31, 2004. We had no income tax expense for either of the periods presented.

Net Loss Available to Common Stockholders

Net loss available to common stockholders decreased to $770,516 or $0.03 per share for the three months ended December 31, 2005 compared to a net loss available to common stockholders of $1,804,625 or $0.09 for the three months ended December 31, 2004. In computing net loss per share, imputed deemed dividends are based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased by an additional deemed dividend computed from a discount provision in our convertible preferred stock. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders was further increased by a 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $277,775 in the three months ended December 31, 2004. No preferred stock was outstanding during the three months ended December 31, 2005.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at December 31,

2005 was $7,184,882 compared to $10,347,779 at September 30, 2005. The decrease in cash was primarily the result of the operating loss and cash used to support other activities.

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

Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;

•	introduction of competing technologies;

•	failure of our Government Group or Commercial Group to meet sales projections;

•	product mix and effect on margins; and

•	product acceptance in new markets.

Principal factors that could affect our availability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position and our product backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and NeoPlanar products will continue to contribute cash in fiscal year 2006. We believe that any investment capital we may require will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all. We have flexibility to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Cash Flows

Operating Activities

Our net cash used in operating activities was $3,204,530 for the three months ended December 31, 2005 compared to $2,171,891 for the three months ended December 31, 2004. Cash used in operating activities for the three months ended December 31, 2005 included the $770,516 net loss, reduced by expenses not requiring the use of cash of $202,105 and a $183,831 reduction in inventories (net of obsolescence reserve); and increased by a net unrealized gain of $1,032,200 on derivative revaluation, an $878,197 increase in trade accounts receivable, and a $1,040,574 decrease in accounts payable. Cash used in operating activities for the three months ended December 31, 2004 included the net loss of $1,526,850, reduced by expenses not requiring the use of cash of $470,126, $950,141 of unrealized gain on derivative revaluation, and a $922,797 increase in accounts payable and accrued liabilities; and increased by a $2,675,193 increase in trade accounts receivable and a $271,779 increase in inventories.

At December 31, 2005, we had working capital of $8,571,899, compared to working capital of $9,726,309 at September 30, 2005. This decrease was primarily a result of cash used for operations.

At December 31, 2005, we had trade accounts receivable of $1,758,473. This compares to $880,276 in trade accounts receivable at September 30, 2005. The level of trade accounts receivable at December 31, 2005 represented approximately 83 days of revenues compared to 32 days of revenues at September 30, 2005. The increase in days was due to increased shipments of products in the last 15 days of December 2005. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $19,399 and $190,026 for the three months ended December 31, 2005 and 2004, respectively. Cash used for investment in new patents was $0 and $70,868, for the three months ended December 31, 2005 and 2004, respectively. We anticipate continued capital expenditures for patents in fiscal year 2006.

Financing Activities

Cash provided by financing activities for the three months ended December 31, 2005 was $61,031, which included $64,940 of net cash proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended December 31, 2004 was $2,082,361, and consisted primarily of $2,000,000 in proceeds from the sale of unsecured promissory notes and $85,000 from exercise of common stock warrants.

Recent Accounting Pronouncements

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $7.2 million at December 31, 2005. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $71,840. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our co-principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 due to the material weaknesses in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our Annual Report on Form 10-K, many of which were ongoing at December 31, 2005.

A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The weaknesses in internal control identified as a result of our fiscal year 2005 integrated audit included the following,

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

We did not maintain adequate processes for gathering key financial information to support the achievement of financial reporting objectives. As a result, management’s ability to monitor both internal and external events was compromised. This material weakness resulted from a lack of skilled personnel and adequate supervisory management, primarily in our finance and operations organizations. This material weakness resulted in the unavailability of reliable information concerning inventory, fixed assets, accounts receivable and accounts payable, which in turn contributed to audit adjustments to our fiscal year 2005 annual financial statements.

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

Our management has discussed the material weaknesses described above with our audit committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented and/ or plan to implement the measures described below. Management has performed additional analyses and reviews for the three months ended December 31, 2005 to help ensure that the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report.

Remediation of Material Weaknesses

As of the filing date of this report, we have not fully remediated the material weaknesses in our internal control over financial reporting identified above. Management has taken a number of steps beginning in November 2005, that it believes will improve the effectiveness of our disclosure controls and procedures including the following:

•	Oversight of Accounting Processes and Personnel

As discussed above, in November and December 2005, we hired new accounting department personnel who we believe have the expertise and experience required to perform the functions to timely and correctly report financial results. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer. In December 2005, our Chief Financial Officer resigned from his employment, and Mr. John R. Zavoli, our President and Chief Operating Officer, was appointed Interim Chief Financial Officer. Mr. Zavoli has significant financial oversight experience. We are actively seeking a new permanent chief financial officer who will provide close supervision of accounting personnel to ensure compliance with our controls and procedures. We anticipate executing an agreement with a potential chief financial officer in February 2006. Close supervision is currently provided by Mr. Zavoli and Ms. Jordan, to ensure financial transactions are reported correctly. Reconciliations are reviewed consistently, all journal entries and reconciliations are reviewed and signed by the Chief Accounting Officer. In part due to our need to hire a permanent chief financial officer, we cannot be certain at this time that these steps have corrected the associated weakness.

•	Information and Communications

We have hired new accounting and operations personnel in November and December 2005, including new management personnel. In December 2005, we designed a procedure for our accounting department to disseminate key information and metrics to senior management beginning in our second quarter of fiscal 2006 in order to support the achievement of financial reporting objectives. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Monitoring

We have hired new accounting personnel in November and December 2005, including new management personnel. In December 2005, these personnel were directed to review our monitoring controls, and to the extent necessary, improve monitoring processes to be consistent with the criteria based on the COSO Framework. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Inventory Valuation

We have hired new accounting personnel in November and December 2005, and have documented closing procedures that these personnel will follow in properly computing the cost of inventory on a net realizable basis. A full inventory count was performed at December 31, 2005 to ensure that we accounted for all inventory and an Inventory revaluation was performed at December 31, 2005 to revalue inventory in accordance with our policies. We believe these steps have remediated the associated material weakness discussed above.

•	Fixed Asset Accounting

In December 2005, we implemented a control for accounting personnel to conduct an annual inventory of our fixed assets. The control also calls for purchases of new assets to be properly entered into our accounting system by asset description and type, and all current and future assets to be tagged with an asset number for tracking in our accounting system. The first annual count of our fixed assets will be conducted in March 2006 after we move to our new facility. We believe this step will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Accounts Receivable

Accounting personnel have followed control procedures managing accounts receivable and periodic reconciliation of accounts receivable with customers consistent with our closing processes. We believe this step has corrected the associated material weakness discussed above.

•	Accounts Payable

In November 2005, we implemented a policy for all company personnel to follow our controls and procedures related to incurring liabilities, including purchasing procedures and properly identifying and recording accounts payable. We believe these steps have corrected the associated material weakness discussed above.

There can be no assurance that we will be successful in remediating the above-mentioned material weaknesses in our internal controls.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

Item 1A.—Risk	Factors.

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

10.1	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005 .(1)

10.2	Separation and Release Agreement with Kalani Jones dated October 20, 2005.+ (2)

10.3	Employment Letter Agreement with John R. Zavoli dated October 17, 2005.+ (3)

10.4	Employment letter of Rose Tomich-Litz dated November 29, 2005.+ (4)

10.5	Employment letter of Karen Jordan dated October 26, 2005.+ (5)

10.6	Sublease between ATC and Anacomp, Inc. dated December 13, 2005.(6)

10.7	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005.(7)

10.8	Employment Letter Agreement with David Carnevale dated January 12, 2006.*

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer.*

*	Filed concurrently herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.3.3 to Form 10-K filed on December 29, 2005.
(2)	Incorporated by reference to Exhibit 10.13.1 to Form 10-K filed on December 29, 2005.
(3)	Incorporated by reference to Exhibit 10.47 to Form 10-K filed on December 29, 2005.
(4)	Incorporated by reference to Exhibit 10.49 to Form 10-K filed on December 29, 2005.
(5)	Incorporated by reference to Exhibit 10.50 to Form 10-K filed on December 29, 2005.
(6)	Incorporated by reference to Exhibit 10.51 to Form 10-K filed on December 29, 2005.
(7)	Incorporated by reference to Exhibit 10.52 to Form 10-K/A filed on January 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ JOHN R. ZAVOLI
Date: February 9, 2006

John R. Zavoli, President, Chief Operating Officer and Director, Interim Chief Financial Officer

(Co-Principal Executive and Principal Financial Officer

and duly authorized to sign on behalf of

the Registrant)