Form 10-K/A
period 2005-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-03-24
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number 000-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15378 Avenue of Science, Suite 100, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

(858) 676-1112

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2006
Common Stock, $0.00001 par value per share	24,485,215 shares

*	Excludes the shares of common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2005. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A for American Technology Corporation for the year ended September 30, 2005, is being filed solely (a) to correct an error in Part III, Item 10 concerning the identity of the chair of the audit committee; (b) to correct errors in Part III, Item 11 in the summary compensation table and notes thereto concerning bonuses, commissions and other amounts earned by certain executive officers pursuant to previously-disclosed bonus, commission and other plans for the fiscal years disclosed therein; (c) to include in Part III, Item 13 certain previously-disclosed information concerning participants in prior financing transactions; and (d) to include updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The errors were discovered in the course of preparing our proxy statement for the 2006 annual meeting of stockholders. Our Form 10-K was originally filed on December 29, 2005, and was amended on January 30, 2006. In order to preserve the nature and character of the disclosures set forth in the Form 10-K, as amended, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K on December 29, 2005, with respect to Parts I and II and the Financial Statements and related notes, or events occurring after the filing of Amendment No. 1 on Form 10-K/A on January 30, 2006, with respect to Parts III and IV.

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

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Wagner, Carter and Hunter (chair). The board of directors has determined that Daniel Hunter is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The board’s affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

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

Summary Compensation Table

											Long Term Compensation
		Annual Compensation									Awards
Name and Principal Position	Fiscal Year	Salary			Bonus			Other Annual Compensation			Securities Underlying Options (#)	All Other Compensation
Elwood G. Norris, Chairman	2005 2004 2003	$ $ $	200,272 200,000 132,308			— — —			— — —		70,000 — 100,000	$ $	— 1,385 2,054	(1) (1)

Kalani Jones (2) Former President/Chief Operating Officer	2005 2004 2003	$ $ $	199,241 179,808 8,077		$	— 50,000 —	(3)		— — —		52,500 125,000 75,000	$	— 1,636 —	(1)

Carl Gruenler (4) Former Vice President of Government and Force Protection Systems Group	2005 2004 2003	$ $ $	187,425 146,846 21,260	(4)	$ $	94,465 61,000 —	(5)	$	— — 15,404	(6)	75,000 130,000 20,000	$ $	25,000 1,286 —	(4) (1)

Mike Russell (7) Former Chief Financial Officer	2005 2004	$ $	169,000 43,882			— —			— —		— 100,000	$	— 480	(1)

James Croft, III Senior Vice President, Research and Development	2005 2004 2003	$ $ $	201,383 126,690 122,000			— — —		$ $ $	18,895 16,246 19,200	(8) (8) (8)	10,000 — 91,000	$	— 1,326 —	(1)

Bruce Gray Vice President, Commercial Group	2005		$107,692			$65,694	(9)		—		100,000		—

(1)	Represents matching 401(k) contributions.
(2)	Mr. Jones resigned from our company effective October 17, 2005. See “Employment Agreements” below for more information concerning payments made in connection with Mr. Jones’ separation.
(3)	Represents bonus for fiscal 2004 paid in fiscal 2005.
(4)	Mr. Gruenler resigned from our company effective May 9, 2005. Salary includes $75,000 in consulting payments earned during fiscal 2005. All Other Compensation consists of a severance payment of $25,000. Excludes $25,000 in consulting payments earned during fiscal 2006. See “Employment Agreements” below for more information concerning the consulting arrangement with Mr. Gruenler and the payments made in connection with Mr. Gruenler’s separation.
(5)	Includes commission of $50,000 for fiscal 2004 paid in fiscal 2005.
(6)	Represents moving expenses.
(7)	Mr. Russell resigned from our company effective December 16, 2005. See “Employment Agreements” below for more information concerning payments made in connection with Mr. Russell’s separation.
(8)	Represents royalty payments.
(9)	Commissions for fiscal 2005 paid in fiscal 2006.

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Shares of Common Stock Underlying Unexercised Options Held at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
	Shares Acquired on Exercise	Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Elwood G. Norris	—	—	183,750	61,250	$291,660	—
Kalani Jones	—	—	126,352	126,148	—	—
Michael A. Russell	—	—	31,250	68,750	—	—
James Croft, III	25,000	$152,250	124,000	10,000	$217,620	—
Bruce Gray	—	—	—	100,000	—	—
Carl Gruenler	—	—	89,061	135,939	—	—

(1)	Based on the closing price reported on the Nasdaq Capital Market on September 30, 2005 of $5.10 per share.

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

In December 2004, a family trust affiliated with Mr. Elwood G. Norris purchased from our company an unsecured subordinated promissory note in the principal amount of $500,000. Such purchase was in connection with a private offering of an aggregate of $2,000,000 of such notes. The notes are due December 31, 2006, and interest accrues at the rate of 8% per year and is due and payable quarterly in arrears. We were required to apply 40% of the net proceeds of any future equity financing to prepay these notes. In connection with the issuance of these notes, each purchaser, including Mr. Norris’ trust, was granted a warrant to purchase 7,500 shares of our common stock for each $100,000 of notes purchased (prorated for amounts less than $100,000), exercisable until December 31, 2009. The exercise price of the warrants was $9.28 per share for purchasers who were directors, officers, employees or consultants of our company, or affiliates of such persons, and $8.60 per share for other purchasers. Mr. Norris’ trust therefore received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

Canusa Trading Ltd., a significant owner of our then outstanding Series E Preferred Stock, also purchased an unsecured subordinated promissory note from our company in the principal amount of $300,000 in the December 2004 note and warrant financing, and received a warrant to purchase 22,500 shares at an exercise price of $8.60 per share. All shares of Series E Preferred Stock have since been converted into common stock. See below for more information on this conversion.

All of the December 2004 notes were repaid in accordance with their terms in July 2005 in connection with the equity financing that closed at that time.

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

On January 18, 2005, we gave notice to all holders of Series E Preferred Stock that we had elected to convert the shares of Series E Preferred Stock to common stock. The notice of conversion for the Series E Preferred Stock was effective on February 1, 2005, and all 233,250 issued and outstanding shares of Series E Preferred Stock converted into an aggregate of 801,306 shares of common stock. Certain significant owners of our outstanding shares of Series E Preferred Stock received shares of common stock as follows: Granite Capital LP (22,500 shares of Series E Preferred Stock converted into 77,296 shares of common stock), Granite Capital II LP (2,500 shares of Series E Preferred Stock converted into 8,589 shares of common stock), Canusa Trading Ltd. (50,000 shares of Series E Preferred Stock converted into 171,769 shares of common stock), K. Tucker Anderson (25,000 shares of Series E Preferred Stock converted into 85,885 shares of common stock), Leonard M. Teninbaum Keogh Account (42,500 shares of Series E Preferred Stock converted into 146,004 shares of common stock).

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

AMERICAN TECHNOLOGY CORPORATION

March 24, 2006	By:	/s/ Elwood G. Norris
Elwood G. Norris Chairman of the Board