Form 10-Q
period 2006-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-05-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission File Number: 000-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15378 Avenue of Science, Ste 100, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

(858) 676-1112

(Registrant’s telephone number, including area code)

13114 Evening Creek Drive South, San Diego, CA 92128

(Former address, if changed since last report)

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

The number of shares of Common Stock, $.00001 par value, outstanding on April 30, 2006 was 24,485,215

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Technology Corporation

We have reviewed the accompanying condensed balance sheets of American Technology Corporation (the “Company”) as of March 31, 2006 and the related condensed statements of operations and cash flows for the three and six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the balance sheets of American Technology Corporation as of September 30, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 27, 2005, we expressed an unqualified opinion on those consolidated financial statements. As of September 30, 2005, we also conducted an audit of the Company’s Internal Controls. In our report dated December 27, 2005, we expressed an opinion that management’s assessment did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described in our opinion, American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Swenson Advisors, LLP

San Diego, California

May 10, 2006

AMERICAN TECHNOLOGY CORPORATION

BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,448,894	$10,347,779
Trade accounts receivable, less allowance of $40,000 and $125,000 for doubtful accounts	1,942,527	880,276
Inventories, net of $494,614 and $691,206 reserve for obsolescence	1,648,430	1,799,447
Prepaid expenses and other	161,228	201,339

Total current assets	9,201,079	13,228,841
Equipment, net	672,000	606,871
Patents, net	1,407,818	1,373,158
Long-term deposits	58,266	—

Total assets	$11,339,163	$15,208,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,435,377	$1,985,353
Accrued liabilities:
Payroll and related	229,779	476,331
Deferred revenue	434,616	395,833
Warranty reserve	349,730	248,981
Legal settlements	—	71,900
Other	499	30,003
Derivative warrant instrument	—	282,000
Capital lease short-term portion	5,203	12,131

Total current liabilities	2,455,204	3,502,532

Long-Term Liabilities:
Derivative warrant instrument	1,153,300	1,564,000

Total liabilities	3,608,504	5,066,532

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 24,485,215 and 24,290,840 shares issued and outstanding respectively	245	243
Additional paid-in capital	62,545,421	61,556,295
Accumulated deficit	(54,815,007)	(51,414,200)

Total stockholders’ equity	7,730,659	10,142,338

Total liabilities and stockholders’ equity	$11,339,163	$15,208,870

See accompanying notes to interim financial statements.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2006	2005	2006	2005
Revenues:
Product sales	$1,361,244	$2,814,293	$3,201,213	$7,161,206
Contract and license	104,384	3,100	163,793	65,100

Total revenues	1,465,628	2,817,393	3,365,006	7,226,306
Cost of revenues	1,277,415	1,490,848	2,112,656	3,057,253

Gross profit	188,213	1,326,545	1,252,350	4,169,053

Operating expenses:
Selling, general and administrative	2,047,085	2,043,938	4,422,207	3,986,788
Research and development	502,217	1,465,609	1,068,210	2,940,587

Total operating expenses	2,549,302	3,509,547	5,490,417	6,927,375

Loss from operations	(2,361,089)	(2,183,002)	(4,238,067)	(2,758,322)

Other income (expense):
Interest income	70,480	18,407	145,103	29,348
Interest expense	(183)	(130,631)	(543)	(142,961)
Unrealized gain (loss) on derivative revaluation	(339,500)	682,210	692,700	(267,931)

Total other income (expense)	(269,203)	569,986	837,260	(381,544)

Net loss	(2,630,292)	(1,613,016)	(3,400,807)	(3,139,866)
Dividend requirements on convertible preferred stock	—	1,518,651	—	1,796,426

Net loss available to common stockholders	$(2,630,292)	$(3,131,667)	$(3,400,807)	$(4,936,292)

Net loss per share of common stock—basic and diluted	$(0.11)	$(0.15)	$(0.14)	$(0.24)

Average weighted number of common shares outstanding	24,382,731	20,665,004	24,342,884	20,234,075

See accompanying notes to interim financial statements.

AMERICAN TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2006	2005
Increase (Decrease) in Cash Operating Activities:
Net loss	$(3,400,807)	$(3,139,866)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	225,229	212,050
Provision for doubtful accounts	(85,000)	—
Warranty provision	155,774	(76,723)
Inventory obsolescence	(196,592)	239,986
Loss on disposition of asset	52,070	—
Share based compensation expense	378,188	270,043
Write-off of abandoned patents	20,386	—
Unrealized (loss)/gain on derivative revaluation	(692,700)	267,931
Amortization of debt discount	—	98,793
Changes in assets and liabilities:
Trade accounts receivable	(977,251)	432,244
Inventories	347,609	(493,601)
Prepaid expenses and other	40,111	(29,773)
Accounts payable	(549,976)	205,935
Warranty reserve	(55,025)	(16,357)
Accrued liabilities	(309,174)	317,254

Net cash used in operating activities	(5,047,158)	(1,712,084)

Investing Activities:
Purchase of equipment	(279,397)	(355,995)
Patent costs paid	(118,076)	(144,420)
Long-term deposits	(58,266)	—

Net cash used in investing activities	(455,739)	(500,415)

Financing Activities:
Payments on capital lease	(6,928)	(6,264)
Proceeds from issuance of unsecured promissory notes	—	2,000,000
Proceeds from exercise of common stock warrants	—	1,661,277
Proceeds from exercise of stock options	610,940	643,802
Offering Costs Paid	—	(102,875)

Net cash provided by financing activities	604,012	4,195,940

Net decrease in cash	(4,898,885)	1,983,441
Cash, beginning of period	10,347,779	4,178,968

Cash, end of period	$5,448,894	$6,162,409

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$543	$1,058
Non-cash financing activities:
Warrants issued for offering costs	$—	$843,105
Warrants issued for debt financing	$—	$723,000

See accompanying notes to interim financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

In February 2006 the Company incorporated a wholly owned subsidiary, “American Technology Holdings, Inc”. The Company plans for this entity to conduct international sales and marketing of the Company’s products and services. To date there have been no transactions made by American Technology Holdings, Inc. other than company setup fees.

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s annual report on Form 10-K, as amended. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

The Company incurred net losses of $2,630,292 and $3,131,667 in the three months ended March 31, 2006 and 2005, respectively, and net losses available to common stockholders of $3,400,807 and $4,936,292 in the six months ended March 31, 2006 and 2005 respectively. The Company has financed its operations primarily through cash generated from product sales and from financing activities. The Company’s margins from the sale of its products have not yet been sufficient to offset its substantial research and development and selling, marketing and general administrative expenses. The Company expects to incur additional operating losses during fiscal 2006. Cash and cash equivalents on hand at March 31, 2006 totaled $5,448,894. Based on the Company’s current cash balance and order backlog and assuming currently planned expenditures and current level of operations, the Company believes it has sufficient capital to fund operations for approximately the next six months. The Company anticipates improved cash flow from projected increased revenues; however, the Company believes that approximately $5 million to $10 million of additional capital will be required to sustain operations through May 2007. The Company is currently reviewing borrowing and equity financing opportunities to meet its future cash requirements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140 (SFAS 156), which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

beginning after September 15, 2006. However, companies can early adopt the standard as long as they have not yet issued financial statements, including financial statements for any interim period, for the fiscal year in which early adoption is elected. The Company does not expect SFAS No. 156 to affect the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of SFAS 155 and does not expect the adoption of SFAS 155 to affect the Company’s financial condition or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to affect the Company’s financial condition or results of operations.

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. INVENTORIES AND CONTRACT MANUFACTURING

Inventory is stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

	March 31, 2006	September 30, 2005
Finished goods	$425,794	$790,707
Work in process	191,448	—
Raw materials	1,525,802	1,699,946

	2,143,044	2,490,653
Reserve for obsolescence	(494,614)	(691,206)

	$1,648,430	$1,799,447

Included in inventory are $320,277 and $148,826 of inventory located at contract manufacturing locations at March 31, 2006, and September 30, 2005, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2006	September 30, 2005
Machinery and equipment	$309,344	$321,198
Office furniture and equipment	906,551	963,005
Leasehold improvements	245,110	202,987

	1,461,005	1,487,190
Accumulated depreciation	(789,005)	(880,319)

Net equipment	$672,000	$606,871

Included in office furniture and equipment at March 31, 2006 and September 30, 2005, respectively, are $485,253 and $472,277 for purchased software, which is amortized over three years. The unamortized portion of software at March 31, 2006 and September 30, 2005, are $157,209 and $206,639, respectively.

Depreciation expense, excluding amortization of software, was $99,791 and $76,467 for the six months ended March 31, 2006 and 2005, respectively. Amortization of purchased software was $62,406 and $48,971 for the six months ended March 31, 2006 and 2005, respectively.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	March 31, 2006	September 30, 2005
Cost	$1,890,309	$1,792,619
Accumulated amortization	(482,491)	(419,461)

Patents, net	$1,407,818	$1,373,158

7. PRODUCT WARRANTY COST

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Changes in the warranty reserve during the three and six months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Beginning balance	$331,708	$408,834	$248,981	$331,917
Warranty provision	65,641	(158,886)	155,774	(76,723)
Warranty payments	(47,619)	(11,111)	(55,025)	(16,357)

Ending balance	$349,730	$238,837	$349,730	$238,837

In the fiscal quarter ended March 31, 2006, the reserve for potential warranty claims increased by $65,641 as a result of various manufacturing and supply chain deficiencies. Future warranty costs could further adversely affect the Company’s financial position, results of operations and business prospects.

8. DERIVATIVE FINANCIAL INSTRUMENTS

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) that was subsequently terminated in July 2005 with no shares issued. As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. As the warrant was initially unregistered, and did not specify how it would be settled prior to registration, the warrant was initially reported as a liability of $843,103 in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value at the time of issuance. The value was recorded as prepaid transaction costs. The warrants were revalued each period as non-cash income or expense and an unrealized gain on derivative revaluation of $682,210 was recorded for the three months ended March 31, 2005, and an unrealized loss of $267,931 was recorded for the six months ended March 31, 2005. As the warrants were cancelled in July 2005 there is no derivative liability at September 30, 2005 or thereafter related to this transaction.

In July 2005, the Company entered into a common stock purchase agreement, registration rights agreement and warrants in connection with a common stock equity financing. In connection with the financing, the Company issued warrants to purchase an aggregate of 1,581,919 shares of common stock. The Company accounted for the value of the warrants as a deemed liability in accordance with the interpretive guidance in EITF Issue No. 05-4. “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. The consensus of EITF Issue No. 05-4 has not been finalized. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance. EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument periodically in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. At September 30, 2005, there was an unrealized gain of $1,050,000 to reflect the change in value of the warrants from issuance reducing the liability to $1,846,000 ($282,000 current and $1,564,000 long-term). At March 31, 2006 there was an unrealized loss of $339,500 to reflect the change in value of the warrants for the three months ended March 31, 2006, and an unrealized gain of $692,700 for the six months ended March 31, 2006 reducing the liability to $1,153,300 (long-term) using a volatility of 67% and 64%, term of each warrant, risk free interest rate of 4.74% and 4.79% and underlying stock price equal to fair market value.

9. STOCK-BASED COMPENSATION

Share-Based Payments. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which the Company has applied in the adoption of SFAS 123(R). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) were effective for the Company beginning in the quarter ended December 31, 2005.

Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award). The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123(R) on October 1, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, for recognizing option expense for options issued prior to October 1, 2005. Under the modified prospective application, the fair value of options issued in prior periods are not revised for comparative purposes, but estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November, 2005, FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Share-Based Compensation Information under SFAS 123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 10)

Under the provisions of SFAS 123(R) the Company recorded $189,812 and $378,188 of stock compensation expense for the three and six months ended March 31, 2006, respectively. A total of $115,791 and $265,464 for the three and six months ended March 31, 2006, respectively, of this expense relates to prior year awards vesting after October 1, 2005. For the three and six months ended March 31, 2006, $74,021 and $112,724, respectively, relate to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the three and six months ended March 31, 2006 was $2.05 and $2.34 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Three and Six Months Ended March 31, 2006
Volatility	67.0%
Risk-free interest rate	4.35%
Forfeiture rate	5.0%
Dividend yield	0.0%
Expected life in years	3.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based upon past experience and certain employee retention data.

As the amount of share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5% in the second quarter of fiscal 2006 based on historical experience. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Since the Company has a net operating loss carryforward as of March 31, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three and the six months ended March 31, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended March 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Because the Company established the exercise price based on the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS 123(R).

For purposes of pro forma disclosures under SFAS 123 for the three and six months ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and six months ended March 31, 2005 were as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss, as reported	$(3,131,667)	$(4,936,292)
Add: Stock-based employee compensation expense included in reported net loss	—	266,963
Deduct: Share-based employee compensation expense determined using the fair value based method	(326,524)	(884,226)

Pro forma net loss available to common stockholders	$(3,458,191)	$(5,553,555)

Earnings per common share:
Basic and diluted—as reported	$(0.15)	$(0.24)

Basic and diluted—pro forma	$(0.17)	$(0.27)

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and six months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Three and Six Months Ended March 31, 2005
Volatility	56.0%
Risk-free interest rate	3.82%
Forfeiture rate	5.0%
Dividend yield	0.0%
Expected life in years	2.5

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2006:

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, September 30, 2005	24,290,840	$243	$61,556,295	$(51,414,200)	$10,142,338
Issuance of common stock:
Upon exercise of stock options	194,375	2	610,938	—	610,940
Share Based Compensation Expense		—	378,188	—	378,188
Net loss for the period	—	—	—	(3,400,807)	(3,400,807)

Balance, March 31, 2006	24,485,215	$245	$62,545,421	$(54,815,007)	$7,730,659

Stock Options

During the three and six months ended March 31, 2006, non-cash compensation expense was $189,812 and $378,188, respectively, under SFAS No. 123(R) (See Note 4). During the six months ended March 31, 2005, the Company recorded non-cash compensation expense of $266,963, for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock. For the three and six months ended March 31, 2005, the Company recognized $1,540 and $3,080 of non-cash compensation expense, respectively, for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options.

As of March 31, 2006, the Company had three equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans,

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

allows for the issuance of up to 3,312,501 shares. At March 31, 2006, there were options outstanding covering 772,000 shares of common stock under the 2005 Equity Plan.

The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants but remains in effect for grants prior to that time. At March 31, 2006, there were options outstanding covering 606,061 shares of common stock under the 2002 Plan. The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of common stock. The 1997 Plan was terminated with respect to new grants in August 2002, but remains in effect for grants prior to that time. At March 31, 2006, there were options outstanding covering 110,000 shares of common stock under the 1997 plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At March 31, 2006, there were options outstanding covering 183,781 shares of common stock from grants outside the stock option plans.

Option awards are generally granted with an exercise price equal to the fair market value of the common stock at the grant date and generally have 5-year contractual terms. Options awards typically vest in accordance with one of the following schedules:

a.	25% of the option shares vest and become exercisable on the first anniversary of the grant date and the remaining 75% of the option shares vest and become exercisable quarterly in equal installments thereafter over three years; or

b.	Option shares vest and become exercisable quarterly in equal installments over four years.

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The following table summarizes information about stock option activity during the six months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2005	2,070,810	$4.43
Granted	662,000	$4.47
Canceled/expired	(860,593)	$6.31
Exercised	(200,375)	$3.14

Outstanding March 31, 2006	1,671,842	$5.18

Exercisable March 31, 2006	685,932	$4.60

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2006 to 2011 with an average life of 3.47 years.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Purchase Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2006:

	Number of Warrants	Weighted Average Exercise Price
Outstanding October 1, 2005	3,577,653	$5.11
Issued	—
Canceled/expired	(864,706)	$7.23
Exercised	—

Outstanding March 31, 2006	2,712,947	$4.44

At March 31, 2006, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price	Expiration Date
617,500	$2.00	September 30, 2006
451,880	$3.01	March 31, 2007
272,729	$6.55	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
717,213	$6.36	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009

2,712,947

The $3.01 warrants, the $3.25 warrants, the $6.36 warrants and the $6.55 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

11. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 4,384,789 and 4,437,545 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

Net loss available to common stockholders decreased to ($0.11) in the three months ended March 31, 2006 from ($0.15) in the three months ended March 31, 2005, and decreased to ($0.14) in the six months ended

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2006 from ($0.24) in the six months ended March 31, 2005. In computing net loss per share, the net loss for the three and six months ended March 31, 2005 was increased by $1,518,651 and $1,796,426, respectively, by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock. Such non-cash imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore were reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(2,630,292)	$(1,613,016)	$(3,400,807)	$(3,139,866)
Imputed deemed dividends on warrants issued with Series D and E preferred stock	—	(490,857)	—	(592,137)
Imputed deemed dividends on Series D and E preferred stock	—	(1,013,854)	—	(1,146,917)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	—	(1,500)	—	(9,167)
Series E preferred stock	—	(12,440)	—	(48,205)

Net loss available to common stockholders	$(2,630,292)	$(3,131,667)	$(3,400,807)	$(4,936,292)

12. MAJOR CUSTOMERS

For the three months ended March 31, 2006, revenues from four customers accounted for 39%, 17%, 14% and 14% of total revenues, respectively; and for the six months ended March 31, 2006, revenues from two customers accounted for 20% and 36% of total revenues, respectively. At March 31, 2006, trade accounts receivable from five customers accounted for 23%, 11%, 11%, 10% and 10%, respectively, of total trade accounts receivable.

No other customers accounted for more than 10% of total revenues for the three and six months ended March 31, 2006, or more than 10% of total trade accounts receivable at March 31, 2006. At September 30, 2005, trade accounts receivable from two customers accounted for 18% and 14%, respectively, of total trade accounts receivable, and no other customers accounted for more than 10% of total trade accounts receivable.

The Company’s major customers consist of resellers that sell to various end customers in the commercial retail, cruise lines as well as various government and military divisions.

13. LEASE FOR PRINCIPAL FACILITIES

In December 2005, the Company entered into a sublease agreement with Anacomp, Inc., as sublandlord, to sublease approximately 23,698 square feet of office, warehousing, product assembly, and research space located

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

at 15378 Avenue of Science, San Diego, California 92118. The sublease is for a term commencing January 1, 2006 and expiring May 31, 2011. The agreement provides for a monthly expense of $29,622.50 (representing $1.25 per rentable square foot) during the term. In addition to the monthly base rental expense, the Company is responsible for certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. Costs associated with this move were approximately $280,000, which amount included approximately $248,000 of leasehold improvements.

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

In January 2006, the Company entered into a lease agreement with Priority Properties LLC, to lease approximately 1,700 square feet of office space located in Topsham, Maine, used as a sales office for the Government and Military Group. The lease is for 12 months and can be renewed for up to five years.

14. LITIGATION

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

15. INCOME TAXES

At March 31, 2006, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2005, the Company had for federal income tax purposes net operating loss carryforwards of approximately $46,972,000, which expire through 2026 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

16. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end-users that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, MRAD and NeoPlanar products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized below are the revenues and gross profit (loss) for our business units:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Commercial Group	$833,915	$109,523	$2,138,388	$296,872
Government and Military Group	631,713	2,707,870	1,226,618	6,929,434

Total revenues	$1,465,628	$2,817,393	$3,365,006	$7,226,306

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Gross profit (loss):
Commercial Group	$(63,767)	$(426,578)	$741,449	$(650,225)
Government and Military Group	251,980	1,753,123	510,901	4,819,278

Total gross profit	$188,213	$1,326,545	$1,252,350	$4,169,053

17. SUBSEQUENT EVENTS

Mr. Richard Wagner, a director of the Company, declined to stand for re-election on March 21, 2006 and completed his term of service on May 4, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2006 and 2005. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are continuing to make a major transition from focusing on research and development of new directed sound technologies to sales, marketing and licensing of our products and technologies. While this transition has been challenging, we are working successfully with U.S. and international companies and organizations to create new markets and integrate our directed sound products and technologies into digital signage networks and other commercial and military/government applications.

In fiscal year 2005, we completed the commercialization of four proprietary directed sound technologies, recording revenues from each. During the first half of fiscal year 2006, our HSS® H-450 has gained acceptance from digital signage and networked narrowcasting display providers as in-store networks proliferate in retail chains throughout the U.S. and abroad We have experienced increased revenues from the commercial marine and yachting industries as we have added new LRAD™ products and accessories for our customers. With key additions to our executive management team over the last two months, including Mr. Steven D. Stringer, Chief Financial Officer, Mr. James T. Taylor III, Vice President, General Counsel and Secretary, and two new members of our Board of Directors, Mr. Tom Brown and Admiral Raymond Smith, we believe we are refining our approach to the sales, marketing and licensing of directed sound to expand our leadership position in this developing market.

In February 2006, we incorporated a wholly owned subsidiary of the company, “American Technology Holdings, Inc”. We plan for this entity to conduct international sales and marketing of our products and services. To date there have been no transactions made by American Technology Holdings, Inc. other than company setup fees.

Accelerating our product sales and revenue growth will require organizational discipline, effective processes and controls, improved customer focus, and a new, targeted marketing strategy for our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Second Quarter of Fiscal 2006

For the second fiscal quarter ended March 31, 2006:

•	Our total revenues for the three months ended March 31, 2006 were $1,465,628, compared to $2,817,393 for the three months ended March 31, 2005, a 48% decline was primarily a result of component shortages and production problems in our HSS product line and lower sales of our LRAD products into government and military segments. We recorded a gross profit of $188,213 for the three months ended March 31, 2006 (13% of total revenues), which was $1,138,332 lower than the gross profit of $1,326,545 for the three months ended March 31, 2005 (47% of total revenues). Gross profit decreased primarily due to lower product sales to government and military customers as well as increased production costs and warranty expense related to our HSS product line.

•	Operating expenses decreased from $3,509,547 for the three months ended March 31, 2005 to $2,549,302 for the three months ended March 31, 2006 (a 27% decrease) primarily due to a decrease in personnel and related costs and benefits in our research and development department and a reduction in our legal fees.

•	Other expense for the three months ended March 31, 2006 was $269,203 compared to other income of $569,986 for the three months ended March 31, 2005. The change was primarily a result of an unrealized loss on derivative revaluation of $339,500 compared to an unrealized gain on derivative revaluation of $682,210 for the three months ended March 31, 2005.

•	Our net loss increased to $2,630,292 for the three months ended March 31, 2006 compared to $1,613,016 for the three months ended March 31, 2005, primarily as a result of the decrease in revenues and gross margin as a result of reduced LRAD deliveries to government and military customers offset by the decrease in research and development expenses and the unrealized gain on derivative revaluation.

We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2006. Cash and cash equivalents on hand at March 31, 2006 was $5,448,894. Based on our current cash position and order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund operations for approximately the next six months. We anticipate improved cash flow from projected increased revenues, however, we believe that approximately $5 million to $10 million of additional capital will be required to sustain operations through May 2007. We are currently reviewing borrowing and equity financing opportunities to meet its future cash requirements. See “Liquidity and Capital Resources” and “Risk Factors” below.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have significant new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the dramatic growth and acceptance of digital signage requiring the use of our directed sound products, and the continuing global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force protection.

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

Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) was issued by the Financial Accounting Standards Board (FASB) on December 16, 2004. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which the Company has applied in the adoption of SFAS 123(R). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for our company beginning in the quarter ended December 31, 2005. We grant options to purchase our common stock to our employees, directors and consultants under our stock option plans. The benefits provided under these plans are share-based payments subject to SFAS 123(R) and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation.

SFAS 123(R) is based on the underlying accounting principle that compensation cost resulting from share-based payment transactions be recognized in financial statements at fair value. SFAS 123(R) replaces FASB No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion 25. SFAS 123, as originally issued in 1995, established as preferable, but did not require, a fair-value-based method of accounting for share-based payment transactions with employees. SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

In summary SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide requisite service in exchange for the award (usually over the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service, i.e. forfeitures are adjusted to actual.

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

As of the required effective date, all public entities that used the fair-value-based method for disclosure under SFAS 123 are to apply SFAS 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Total compensation cost for our share-based payments recognized in the first three and six months of 2006 was $189,812 and $378,188, respectively. As of March 31, 2006, $2.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues for the three months ended March 31, 2006 were $1,465,628, representing a 48% decrease from $2,817,393 in revenues for the three months ended March 31, 2005. Total revenues for the three months ended March 31, 2006 included $1,361,244 of product sales and $104,384 of contract and license revenues. Total revenues for the three months ended March 31, 2005 consisted of $2,814,293 of product sales and $3,100 of contract and license revenues. The decrease in revenues was due to $1.7 million of shipments on one large military order shipped in the three months ended March 31, 2005. This was partially offset by an increase in our commercial sales due to the launch of our HSS 450 into the digital signage and in-store broadcasting markets. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

Revenues by Business Segment

Our operations are organized into two segments by the end-user markets they serve. Our reportable segments are strategic business units that sell our products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating our technologies to customers and end-users that employ audio in consumer, commercial and professional applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, NeoPlanar and SoundVector products to government and military customers and to the expanding force protection and commercial security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

Commercial Group Revenues—The Commercial Group reported revenues of $833,915 for the three months ended March 31, 2006, representing a 661% increase from revenues of $109,523 for the three months ended March 31, 2005. Sound product revenues were $779,748 and $109,523, and contract and license revenues were $54,167 and $0 for the three months ended March 31, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased LRAD sales to commercial cruise lines.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the three months ended March 31, 2006, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At March 31, 2006, $137,500 remained unearned under this agreement and has been recorded as deferred revenue. At March 31, 2006, we had aggregate deferred license revenue of $434,616 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government and Military Group—Government and Military Group revenues for the three months ended March 31, 2006, were $631,713 compared to $2,707,870 for the three months ended March 31, 2005, representing a 77% decrease. Sound product revenues were $581,496 and $2,704,771 and contract and license revenues were $50,218 and $3,100 for the three months ended March 31, 2006 and 2005, respectively. The decrease in revenues resulted from lower sales of our LRAD product line for the three months ended March 31, 2006. Included in product revenues for the three months ended March 31, 2005 is $1.7 million of a $4.9 million order received in December 2004 for delivery of LRAD units to the US Army.

Our order backlog was approximately $7,542,929 at March 31, 2006 which includes $1,849,840 of orders with scheduled delivery dates after September 30, 2006. Our order backlog was approximately $128,017 at

March 31, 2005. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Gross Profit

Gross profit for the three months ended March 31, 2006 was $188,213, or 13% of total revenues, compared to $1,326,545, or 47% of total revenues, for the three months ended March 31, 2005. The decrease in gross profit, both absolute and as a percentage of total revenues, was principally the result of the decreased sales of our higher margin LRAD products.

Gross loss for our Commercial Group was $63,767 and $426,578 for the three months ended March 31, 2006 and 2005, respectively. Increased sales of our higher margin LRAD products in the three months ended March 31, 2006 were the primary contributor to the decrease in gross loss for our Commercial Group. The gross loss for the three months ended March 31, 2005 was primarily as a result of increased costs associated with various manufacturing and supply chain problems and insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $251,980 for the three months ended March 31, 2006, or 40% of total revenues, compared to $1,753,123 for the three months ended March 31, 2005 or 65% of total revenues. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of our higher-margin in LRAD product line. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $3,147 to $2,047,085, or 140% of total revenues, compared to $2,043,938, or 73% of total revenues, for the three months ended March 31, 2005. The major component changes in selling general and administrative expenses were: $189,644 for increased personnel and related expenses; $157,608 for increased consulting, accounting, and auditing expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control deficiencies as discussed in Part I, Item 4 of this report; $58,556 for increased utilities and outside storage costs and $12,026 for increased travel and commissions, offset in part by decreased legal and related fees of $381,469 and $51,183 in reduced demonstration equipment and trade show activity.

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

Research and Development Expenses

Research and development expenses decreased $963,392 to $502,217, or 34% of total revenues, for the three months ended March 31, 2006, compared to $1,465,609, or 52% of total revenues, for the three months ended March 31, 2005. This decrease in research and development expenses was primarily due to $524,990 decrease in personnel and related expenses; $324,938 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; $50,152 decrease in outside consulting fees associated with product design; $27,286 decrease in small tools, equipment and supplies; and $8,661 in reduced travel expenses.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted SFAS 123(R) ,and elected to adopt the modified prospective application method. SFAS 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the three months ended March 31, 2006 was $189,812. Cost of revenues, selling, general and administrative expense, and research and development expense for the three months ended March 31, 2006 include share-based compensation of $28,817, $136,104 and $11,566, respectively. As of March 31, 2006, $2.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 4, “Stock-Based Compensation,” in the Notes to Interim Financial Statements (unaudited) for further discussion.

Loss from Operations

Loss from operations was $2,361,089 for the three months ended March 31, 2006, compared to a loss from operations of $2,183,002 for the three months ended March 31, 2005. The increase in loss from operations resulted primarily from the decrease in revenues and gross margin as a result of reduced LRAD sales to government and military customers.

Other Income (Expense)

During the three months ended March 31, 2006, we earned $70,480 of interest income on our cash balances and incurred $183 of interest expense. Other expense for the three months ended March 31, 2006 included $339,500 related to the change in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At March 31, 2006, our short term and long term derivative warrant instrument was $1,153,300. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

During the three months ended March 31, 2005, we earned $18,407 of interest on our cash balances and incurred $130,631 of interest expense and $682,210 of unrealized gain on derivative revaluation associated with a derivative instrument issued in December 2004 and cancelled in July 2005.

Net Loss

The net loss for the three months ended March 31, 2006 was $2,630,292 compared to a net loss of $1,613,016 for the three months ended March 31, 2005. We had no income tax expense for either of these periods presented.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was $2,630,292 or $0.11 per share for the three months ended March 31, 2006, compared to a net loss available to common stockholders of $3,131,667 or $0.15 for the three months ended March 31, 2005 respectively. In computing net loss per share for fiscal 2005, imputed deemed dividends were based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased by an additional deemed dividend computed from a discount provision in our convertible preferred stock. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders was further increased by a 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,518,651 for the three months ended March 31, 2005. No preferred stock was outstanding during the three months ended March 31, 2006.

Results of Operations for the Six Months Ended March 31, 2006 and 2005

Revenues

Total revenues for the six months ended March 31, 2006 were $3,365,006, representing a 53% decrease from $7,226,306 in revenues for the six months ended March 31, 2005. Total revenues for the six months ended March 31, 2006 included $3,201,213 of product sales and $163,793 of contract and license revenues. Revenues for the six months ended March 31, 2005 consisted of $7,161,206 of product sales and $65,100 of contract and license revenues. The decrease in revenues was due to reduced sales of LRAD products by our Government and Military Group. The prior year period revenues included $4.9 million on one large military order. This was partially offset by an increase in our Commercial sales due to the launch of our HSS 450 into the digital signage and in-store broadcasting segments. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

Revenues by Business Segment

Commercial Group Revenues—The Commercial Group reported revenues of $2,138,388 for the six months ended March 31, 2006, representing a 620% increase from revenues of $296,872 for the six months ended March 31, 2005. Sound product revenues were $2,027,313 and $296,872, and contract and license revenues were $111,076 and $0 for the six months ended March 31, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased LRAD sales to commercial cruise lines.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the six months ended March 31, 2006, we recognized $108,333 in contract revenue representing the ratable earned revenue under the three year agreement. At March 31, 2006, $137,500 remained unearned under this agreement and has been recorded as deferred revenue. At March 31, 2006, we had aggregate deferred license revenue of $434,616 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government and Military Group—Government and Military Group revenues for the six months ended March 31, 2006, were $1,226,618 compared to $6,929,434 for the six months ended March 31, 2005, representing an 82% decrease. Sound product revenues were $1,173,900 and $6,864,334 and contract and license revenues were $52,718 and $65,100 for the six months ended March 31, 2006 and 2005, respectively. The decrease in revenues resulted from reduced orders for the six months ended March 31, 2006. Included in product revenues for the six months ended March 31, 2005 is a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army.

Gross Profit

Gross profit for the six months ended March 31, 2006 was $1,252,350, or 37% of total revenues, compared to $4,169,053, or 59% of total revenues, for the six months ended March 31, 2005. The decrease in gross profit, both absolute and as a percentage of revenues, was principally the result of the decreased sales of our higher margin LRAD products.

Gross profit (loss) for our Commercial Group was $741,449 and $(650,224) for the six months ended March 31, 2006 and 2005, respectively. Increased sales of our higher margin LRAD products in the six months ended March 31, 2006 were the primary contributor to the increase in gross profit for our Commercial Group. The gross loss for the six months ended March 31, 2005 was primarily a result of insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $510,901 for the six months ended March 31, 2006 or 42% of revenues, compared to $4,819,278 for the six months ended March 31, 2005 or 70% of revenue. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of our higher-margin in LRAD product line. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2006 increased $435,419 to $4,422,207 or 131% of total revenues, compared to $3,986,788, or 55% of total revenues, for the six months ended March 31, 2005. The increase in selling general and administrative expenses was primarily attributable to: $422,545 for increased personnel and related expenses; $383,512 for increased consulting, accounting, and auditing expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control deficiencies as discussed in Part I, Item 4 of this report; $47,555 for increased SEC reporting costs; and $56,790 for increased travel and commissions, partially offset by decreased legal and related fees of $395,264 and $54,226 in reduced demonstration equipment and trade show activity.

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

Research and Development Expenses

Research and development expenses decreased $1,872,377 to $1,068,210, or 32% of total revenues, for the six months ended March 31, 2006, compared to $2,940,587, or 41% of total revenues, for the six months ended March 31, 2005. This decrease in research and development expenses was primarily due to $1,215,043 decrease in personnel and related expenses, of which $245,183 was non-cash compensation associated with an extension of time to exercise stock options; $449,350 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; $50,257 decrease in outside consulting fees associated with product design; $59,535 decrease in small tools, equipment and supplies; and $23,416 in reduced travel expenses.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the six months ended March 31, 2006 was $378,188. Cost of revenues, selling, general and administrative expense, and research and development expense for six months ended March 31, 2006 include share-based compensation of $102,847, $206,258 and $32,315, respectively. As of March 31, 2006, $2.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 4, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

Loss from Operations

Loss from operations was $4,238,067 for the six months ended March 31, 2006, respectively, compared to a loss from operations of $2,758,322 for the six months ended March 31, 2005. The increase in loss from operations resulted primarily from the decrease in revenues and gross margin as a result of reduced LRAD product sales to government and military customers. We also incurred significant expense in evaluating our system of internal control over financial reporting for compliance with the Sarbanes-Oxley Act.

Other Income (Expense)

During the six months ended March 31, 2006, we earned $145,103 of interest income on our cash balances and incurred $543 of interest expense. Other income for the six months ended March 31, 2006 included $692,700 related to the increase in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At March 31, 2006 our long term derivative warrant instrument was $1,153,300. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

During the six months ended March 31, 2005, we earned $29,348 of interest on our cash balances and incurred $142,961 of interest expense and $267,931 of unrealized loss on derivative revaluation.

Net Loss

The net loss for the six months ended March 31, 2006 was $3,400,807 compared to a net loss of $3,139,866 for the six months ended March 31, 2005. We had no income tax expense for either of these periods.

Net Loss Available to Common Stockholders

Net loss available to common stockholders increased to $3,400,807 or $0.14 per share for the six months ended March 31, 2006, compared to a net loss available to common stockholders of $4,936,292 or $0.24 for the six months ended March 31, 2005. Imputed deemed dividends and accretion on outstanding preferred stock aggregated $1,796,426 for the six months ended March 31, 2005. No preferred stock was outstanding during the three and six months ended March 31, 2006.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at March 31, 2006 was $5,448,894 compared to $10,347,779 at September 30, 2005. The decrease in cash was primarily the result of the operating loss and cash used to support other activities.

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

Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;

•	introduction of competing technologies;

•	ability of our Government Group or Commercial Group to meet sales projections;

•	product mix and effect on margins; and

•	product acceptance in new markets.

Principal factors that could affect our availability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position and order backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for approximately the next six months. We anticipate improved cash flow from operations; however, we believe that approximately $5 million to $10 million of additional capital will be required to sustain operations through May 2007. We believe that the investment capital we require to meet future capital resource requirements will be available to us, but there can be no guarantee that we will be able to raise funds on terms acceptable to us, or at all.

Cash Flows

Operating Activities

Our net cash used in operating activities was $5,047,160 for the six months ended March 31, 2006 compared to $1,712,084 for the six months ended March 31, 2005. Cash used in operating activities for the six months ended March 31, 2006 included the $3,400,807 net loss, reduced by expenses not requiring the use of cash of $726,261 and a $151,017 reduction in inventories (net of obsolescence reserve); and increased by a net unrealized gain of $692,700 on derivative revaluation, an $937,140 increase in trade accounts receivable and prepaid expenses, and a $914,175 decrease in accounts payable and accrued liabilities. Cash used in operating activities for the six months ended March 31, 2005 included the net loss of $3,139,866, reduced by expenses not requiring the use of cash of $504,163, unrealized gain of $267,931 on derivative revaluation, and a $506,832 decrease in accounts payable and accrued liabilities; and increased by a $432,244 decrease in trade accounts receivable and a $253,615 increase in inventories.

At March 31, 2006, we had working capital of $6,745,876 compared to working capital of $9,726,309 at September 30, 2005. This decrease was primarily a result of cash used for operations.

At March 31, 2006, we had trade accounts receivable of $1,942,527. This compares to $880,276 in trade accounts receivable at September 30, 2005. The level of trade accounts receivable at March 31, 2006 represented approximately 112 days of revenues compared to 32 days of revenues at September 30, 2005. The increase in days was due to increased shipments of products in the last 10 days of the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in patents. Cash used in investing activities for equipment was $279,397 for the six months ended March 31, 2006. Cash used in investing activities for equipment was $355,995 for the six months ended March 31, 2005. Cash used for investment in patents was $118,076 and $144,420, for the six months ended March 31, 2006 and March 31, 2005, respectively. We anticipate continued capital expenditures for patents in fiscal year 2006. Cash used in investing activities of $58,266 for the six months ended March 31, 2006, consisted of a security deposit for our current facilities.

Financing Activities

Cash provided by financing activities for the six months ended March 31, 2006 was $604,012, which included $610,940 of net cash proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended March 31, 2005 was $4,195,940 and consisted primarily of $2,000,000 in proceeds from the sale of unsecured promissory notes, $1,661,277 from exercise of common stock warrants and $643,802 of net cash proceeds from the exercise of stock options

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the Notes to our Interim Financial Statements (see Note 3).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $5.4 million at March 31, 2006. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $54,489. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our co-principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 due to the material weaknesses in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our Annual Report on Form 10-K, many of which were ongoing at March 31, 2006 and our failure to file timely one Form 8-K reporting the appointment of a new director.

A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses in internal control identified as a result of our fiscal year 2005 integrated audit included the following,

•	Oversight of Accounting Processes and Personnel

We did not maintain sufficient oversight and supervision of financially significant processes and systems, and we noted deficiencies relating to monitoring and oversight of the work performed by our operations and accounting personnel. This material weakness was due primarily to a lack of adequate finance department supervision over finance and accounting personnel and a lack of human resources and insufficiently skilled personnel within our operations and accounting reporting functions. This material weakness resulted in errors in the preparation and review of financial statements, disclosures, schedules and reconciliations supporting certain general ledger account balances, errors not detected in certain accrued liability accounts and accounts payable, proper valuation and costing of inventory, proper tracking and accounting for fixed assets, and accurate valuation of accounts receivables, thereby resulting in audit adjustments to our fiscal year 2005 annual financial statements.

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

Controls that we have established for inventory valuation were not properly applied in connection with our financial statement closing process for the year ended September 30, 2005. This failure to apply existing controls relative to inventory valuation resulted both from lack of experienced accounting and operations personnel, the lack of proper supervision of such personnel, and the unexpected departure of personnel responsible for the application of such controls. This material weakness resulted in incorrect valuation and proper pricing of our inventory at our fiscal year ended September 30, 2005, thereby resulting in an audit adjustment to our fiscal year 2005 annual financial statements.

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

Our management has discussed the material weaknesses described above with our audit committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented and/ or plan to implement the measures described below. Management has performed additional analyses and reviews for the six months ended March 31, 2006 to help ensure that the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report.

Remediation of Material Weaknesses

As of the filing date of this report, we have not fully remediated the material weaknesses in our internal control over financial reporting identified above. Management has taken a number of steps beginning in November 2005 that it believes will improve the effectiveness of our disclosure controls and procedures including the following:

•	Oversight of Accounting Processes and Personnel

As discussed above, in November and December 2005, we hired new accounting department personnel who we believe have the expertise and experience required to perform the functions to timely and correctly report financial results. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer. In December 2005, our Chief Financial Officer resigned from his employment, and Mr. John R. Zavoli, our President and Chief Operating Officer, was appointed Interim Chief Financial Officer. In April 2006, Mr. Steven D Stringer assumed the position of chief financial officer, and in such position is providing close supervision of accounting personnel to ensure compliance with our controls and procedures. Prior to April 2006, close supervision was provided by Mr. Zavoli and Ms. Jordan. Reconciliations are reviewed consistently, and all journal entries and reconciliations are reviewed and signed by the Chief Accounting Officer. We believe that these steps will correct the associated weakness, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Information and Communications

We have hired new accounting and operations personnel, including new management personnel. In December 2005, we designed a procedure for our accounting department to disseminate key information and metrics to senior management beginning in our second quarter of fiscal 2006 in order to support the achievement of financial reporting objectives. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Monitoring

We have hired new accounting personnel including new management personnel. In December 2005, these personnel were directed to review our monitoring controls, and to the extent necessary, improve monitoring processes to be consistent with the criteria based on the COSO Framework. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Inventory Valuation

We have hired new accounting personnel and have documented closing procedures that these personnel will follow in properly computing the cost of inventory on a net realizable basis. A full inventory count was performed at December 31, 2005 to ensure that we accounted for all inventory and an inventory revaluation was performed at December 31, 2005 to revalue inventory in accordance with our policies. We are implementing a cycle count program effective May 2006 and will perform an inventory revaluation process in June 2006. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Fixed Asset Accounting

In December 2005, we implemented a control for accounting personnel to conduct an annual inventory of our fixed assets. The control also calls for purchases of new assets to be properly entered into our accounting system by asset description and type, and all current and future assets to be tagged with an asset number for tracking in our accounting system. The first annual count of our fixed assets was conducted in March 2006. We believe this step will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

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

In March 2006, we filed a Form 8-K disclosing the appointment of a new director after the cut-off time for acceptance of filings on the EDGAR system. The appointment was previously disclosed in a press release. Immediately following the occurrence of this event, we implemented new procedures to ensure that filings are authorized and made prior to the EDGAR cut-off time.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

Item 1A.	Risk Factors.

An investment in our company involves a high degree of risk. In addition to the other information included in this report, our Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factors below were disclosed in our Form 10-K, but have been updated to reflect the risks associated with our identified need for additional capital, recent additions to the management team and certain other operational matters.

We will need additional capital to sustain operations for the next twelve months.

Based on our current cash position and order backlog, we believe that we will require approximately $5 million to $10 million of additional capital to sustain operations through May 2007. We are currently reviewing borrowing and equity financing opportunities to meet future cash requirements.

The amount of capital we will require will depend on our ability to improve cash flows in future periods. Principal factors that will affect our ability to improve cash flows include:

•	performance of our sales and marketing teams;

•	government spending levels impacting the sale of our products;

•	our ability to manufacture reliable products on a timely basis to satisfy orders;

•	timely collection of accounts receivable;

•	product mix and effect on margins;

•	acceptance of our products in new markets; and

•	our ability to reduce and control spending.

When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate.

Our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets, without further action by our stockholders, if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. If we sell common stock or securities convertible into common stock, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market price of our common stock. A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

One customer accounted for approximately 69% of our total revenues for fiscal year 2005, and two customers accounted for 56% of our total revenues for the first six months of fiscal year 2006. We continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U. S. military, accounted for 69% of total revenues for fiscal year 2005. Two customers accounted for 36% and 20% of total revenues for the first six months of fiscal year 2006. These customers have the right to cease doing business with us at any time. If our relationship with any material partner or vendor were to cease, then our revenues would decline substantially and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and accelerating our need to raise additional capital to fund our operations.

Our success is dependent on the performance and integration of our new executive team, and the cooperation, performance and retention of our executive officers and key employees.

John R. Zavoli joined as our President and Chief Operating Officer in November 2005. Also in November 2005, Rose Tomich-Litz was appointed Vice President, Operations, and in December 2005, Karen Jordan, our Director of Finance, was promoted to Chief Accounting Officer. In January 2006, David Carnevale became our Vice President, Marketing. In April 2006, Steven D. Stringer became Chief Financial Officer and James T. Taylor III became our Vice President, General Counsel and Secretary. Two other existing employees were promoted to executive officers during fiscal 2005. As of September 30, 2005, our management identified a material weakness concerning oversight of accounting processes and personnel, which was primarily due to a lack of human resources and insufficiently skilled personnel within our operations and accounting reporting functions. As of March 31, 2006, we could not conclude that such material weakness had been remediated due to the need to perform additional testing.

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

The WEEE and RoHS directives in Europe may impact the cost of our products and/or our ability to sell products in Europe.

The European Union (EU) has finalized the Waste Electrical and Electronic (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be required to contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date, would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1	Restated Bylaws of American Technology Corporation.*

10.1	Employment Letter Agreement with David Carnevale dated January 12, 2006.+ (1)

10.2	Employment Letter Agreement with Steven D. Stringer dated February 24, 2006.*+

10.3	Employment Letter Agreement with JT. Taylor dated February 17, 2006.*+

10.4	Summary sheet of Director and Executive officer Compensation for Quarter Ended March 31, 2006 *+

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Steven D. Stringer, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer, and Steven D. Stringer, Principal Financial Officer.*

*	Filed concurrently herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed on February 9, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: May 10, 2006	By:	/s/ JOHN R. ZAVOLI
John R. Zavoli, President, Chief Operating Officer and Director, (Co-Principal Executive and duly authorized to sign on behalf of the Registrant)

AMERICAN TECHNOLOGY CORPORATION

Date: May 10, 2006	By:	/s/ STEVEN D. STRINGER
Steven D. Stringer, Chief Financial Officer, (Principal Financial Officer)