Form 10-Q/A
period 2005-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-06-15
CIK 924383

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for American Technology Corporation for the fiscal quarter ended December 31, 2005, is being filed in connection with the following circumstances.

In the first quarter of fiscal year 2006, the composition of our reportable segments changed because the management of a particular end-customer group was transferred from the Government and Military Group to the Commercial Group. In accordance with the requirements of Statement of Financial Accounting Standards No. 131—Disclosures about Segments of an Enterprise and Related Information, our management determined that re-classifying the prior period information for comparison is required. This adjustment has no impact on the revenue or gross profits (loss) as reported for the current year business segment data. This adjustment also has no impact on our balance sheets, statements of operations, statements of cash flows or on previously reported revenue, net income, earnings per share, assets, liabilities, or stockholders’ equity.

Changes Reflected in this Form 10-Q/A

As a result of the reclassification, the disclosures in the following items related to the three months ended December 31, 2005 and 2004 have been revised:

Part I, Item 1—Financial Statements and Notes to Financial Statements

•	Note 2—Restatement of a Prior Period

•	Note 17—Business Segment Data

Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Reclassification of Financial Information

•	Results of Operations

Except for the foregoing reclass and clarified presentation, this Form 10-Q/A continues to describe conditions as presented in the Original Form 10-Q. Except in the sections identified above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

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

2. RESTATEMENT OF PRIOR PERIOD BUSINESS SEGMENT DATA

The prior period business segment data in Note 13 has been reclassified. In the first quarter of fiscal year 2006, the composition of the Company’s reportable segments changed because the management of a particular end-customer group was transferred from the Government and Military Group to the Commercial Group. In accordance with the requirements of Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information, management of the Company determined that re-classifying the prior period information for comparison is required. This adjustment has no impact on revenues and gross profit (loss) as reported for the current year business segment data. This adjustment also has no impact on the Company’s balance sheets, statements of operations or statements of cash flows to the quarter ended December 31, 2005.

3. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

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

4. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

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

5. STOCK-BASED COMPENSATION

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

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

Share-Based Compensation Information under SFAS 123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 12)

Under the provisions of SFAS 123(R) we recorded $188,376 of stock compensation expense in our unaudited Statement of Operations for the three months ended December 31, 2005. A total of $149,673 of this expense relates to prior year awards vesting after October 1, 2005 and $38,703 relates to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2005 was $2.47 per share using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

7. INVENTORIES AND CONTRACT MANUFACTURING

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

8. MAJOR CUSTOMERS

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

9. INTANGIBLES

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

10. PRODUCT WARRANTY COST

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

units previously sold and under warranty. We believe we have corrected these manufacturing deficiencies. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

12. STOCKHOLDERS’ EQUITY

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

Stock Options

During the three months ended December 31, 2005, non-cash compensation expenses was $188,376 under SFAS No. 123(R) (See Note 5). During the three months ended December 31, 2004, the Company recorded non-cash compensation expense of $266,963 for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock, and $1,540 of non-cash compensation expense for the value of options granted to non-employees. These options were valued in the same manner as described in Note 4 for employee options.

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

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

13. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end users that employ audio in consumer, commercial cruise ship security and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, MRAD and NeoPlanar products to government and military customers and to the expanding force protection and police and similar private security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. Effective October 1, 2005, the Company changed the composition of its two reportable business segments to reflect that management had shifted responsibility for the cruise ship end-user category from the Government and Military Group to the Commercial Group. For the three months ended December 31, 2004, sales to cruise ship customers were included in the Government Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

Summarized below are the revenues and gross profit (loss) for our business units:

	Three Months Ended December 31,
		As Previously Reported	As Restated
	2005	2004	2004
Revenues:
Commercial Group	$1,304,473	$187,349	$852,349
Government and Military Group	594,905	4,221,564	3,556,564

Total revenues	$1,899,378	$4,408,913	$4,408,913

	Three Months Ended December 31,
		As Previously Reported	As Restated
	2005	2004	2004
Gross profit (loss):
Commercial Group	$805,216	$(221,778)	$263,672
Government and Military Group	258,922	3,068,024	2,582,574

Total gross profit	$1,064,138	$2,846,246	$2,846,246

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

American Technology Corporation

Notes to Interim Financial Statements (unaudited)—(Continued)

letter of credit in the Company’s favor which the Company may draw upon to the extent necessary to offset any increase in our rent or relocation costs that is incurred due to Anacomp’s failure to maintain the lease with the master landlord for the building.

17. SUBSEQUENT EVENTS

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

Reclassification of Prior Period Business Segment Data

The following discussion and analysis gives effect to the reclass of prior period business segment data described in Note 2 to the unaudited interim financial statements for the periods ended December 31, 2005 and December 31, 2004 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed quarterly reports for corresponding periods.

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

In fiscal year 2005, we completed the commercialization of four proprietary directed sound technologies, recording revenues from each. Our HSS® H-450 is gaining acceptance from digital signage and networked narrowcasting display providers as in-store networks proliferate in retail chains throughout the U.S. and abroad. Our Government & Military group revenues were 75% higher in fiscal year 2005 than in the prior fiscal year, and we have added new LRAD™ and NeoPlanar® products and accessories for our customers. With key additions to our executive management team over the last two months, including David A. Carnevale as Vice President, Marketing, we believe we are refining our approach to the sales, marketing and licensing of directed sound to expand our leadership position in this untapped market.

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

Revenues by Business Segment

Our operations are organized into two segments by the end-user markets they serve. Our reportable segments are strategic business units that sell our products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating our technologies to customers and end users that employ audio in consumer, commercial and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the expanding force protection and police and similar private security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. Effective October 1, 2005, the Company changed the composition of its two reportable business segments to reflect that management had shifted responsibility for the cruise ship end-user category from the Government and Military Group to the Commercial Group. For the three months ended December 31, 2004, sales to cruise ship customers were included in the Government Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

Commercial Group Revenues—The Commercial Group reported revenues of $1,304,473 for the three months ended December 31, 2005, representing a 53% increase from revenues of $852,349 for the three months ended December 31, 2004. Sound product revenues were $1,247,422 and $852,349, and contract and license revenues were $57,051 and $0 for the three months ended December 31, 2005 and 2004, respectively. The increase in sound product revenues resulted primarily from increase LRAD sales to commercial cruise lines.

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

Government & Military Group—Government & Military Group revenues for the three months ended December 31, 2005, were $594,905 compared to $3,556,564 for the three months ended December 31, 2004, representing a 83% decrease. Sound product revenues were $592,405 and $3,554,564 and contract and license revenues were $2,500 and $2,000 for the three months ended December 31, 2005 and 2004, respectively. Included in product revenues for the three months ended December 31, 2004 are $3.2 million of shipments associated with a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products.

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

Gross profit for our Commercial Group was $805,216 and $263,672 for the three months ended December 31, 2005 and 2004, respectively. Increased sales of our higher margin LRAD in the three months ended December 31, 2005 were the primary contributor to the increase in gross profit for our Commercial Group. Gross profit for our Government and Military Group was $258,922 for the three months ended December 31, 2005, or 43% of revenue, compared to $2,582,574 for the three months ended December 31, 2004 or 73% of revenue. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the first quarter of fiscal 2006 was $188,376. Cost of revenues, selling, general and administrative expense, and research and development expense in the first quarter of fiscal 2006 include share-based compensation of $23,442, $144,185 and $20,749, respectively. As of December 31, 2005, $2.5 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 5, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits

10.1	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005.(1)

10.2	Separation and Release Agreement with Kalani Jones dated October 20, 2005.+ (2)

10.3	Employment Letter Agreement with John R. Zavoli dated October 17, 2005.+ (3)

10.4	Employment letter of Rose Tomich-Litz dated November 29, 2005.+ (4)

10.5	Employment letter of Karen Jordan dated October 26, 2005.+ (5)

10.6	Sublease between ATC and Anacomp, Inc. dated December 13, 2005.(6)

10.7	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005.(7)

10.8	Employment Letter Agreement with David Carnevale dated January 12, 2006.*

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Steven D. Stringer, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer and Steven D. Stringer Principal Financial Officer.**

*	Previously Filed.
**	Included herein.
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.3.3 to Form 10-K filed on December 29, 2005.
(2)	Incorporated by reference to Exhibit 10.13.1 to Form 10-K filed on December 29, 2005.
(3)	Incorporated by reference to Exhibit 10.47 to Form 10-K filed on December 29, 2005.
(4)	Incorporated by reference to Exhibit 10.49 to Form 10-K filed on December 29, 2005.
(5)	Incorporated by reference to Exhibit 10.50 to Form 10-K filed on December 29, 2005.
(6)	Incorporated by reference to Exhibit 10.51 to Form 10-K filed on December 29, 2005.
(7)	Incorporated by reference to Exhibit 10.52 to Form 10-K/A filed on January 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ JOHN R. ZAVOLI
Date: June 15, 2006

John R. Zavoli, President, Chief Operating Officer and Director, Interim Chief Financial Officer

(Co-Principal Executive and Principal Financial Officer

and duly authorized to sign on behalf of

the Registrant)