Form 10-Q/A
period 2006-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-06-15
CIK 924383

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for American Technology Corporation for the fiscal quarter ended March 31, 2006, is being filed in connection with the following circumstances.

In the first quarter of fiscal year 2006, the composition of our reportable segments changed because the management of a particular end-customer group was transferred from the Government and Military Group to the Commercial Group. In accordance with the requirements of Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information, our management determined that re-classifying the prior period information for comparison is required. This adjustment has no impact on the revenue or gross profits (loss) as reported for the current year business segment data. This adjustment also has no impact on our consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.

Further, the Company is updating the subsequent events to reflect the termination of Mr. Alan J Ballard.

Changes Reflected in this Form 10-Q/A

As a result of the reclassification, the disclosures in the following items related to the three and six months ended March 31, 2006 and 2005 have been revised:

Part I, Item 1 – Consolidated Financial Statements and Notes to Consolidated Financial Statements

•	Note 2 – Restatement of a Prior Period

•	Note 17 – Business Segment Data

•	Note 18 – Subsequent Events

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Reclassification of Consolidated Financial Information

•	Results of Operations for the Three and Six Months Ended March 31, 2006 and 2005

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

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Technology Corporation

We have reviewed the accompanying condensed consolidated balance sheets of American Technology Corporation (the “Company”) as of March 31, 2006 and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the balance sheets of American Technology Corporation as of September 30, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 27, 2005, we expressed an unqualified opinion on those financial statements. As of September 30, 2005, we also conducted an audit of the Company’s Internal Controls. In our report dated December 27, 2005, we expressed an opinion that management’s assessment did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described in our opinion, American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of March 31, 2006 for the three and six months then ended.

Swenson Advisors, LLP

San Diego, California

June 15, 2006

AMERICAN TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

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

See accompanying notes to interim consolidated financial statements.

AMERICAN TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

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

See accompanying notes to interim consolidated financial statements.

AMERICAN TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

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

See accompanying notes to interim consolidated financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2006 the Company incorporated a wholly owned subsidiary, “American Technology Holdings, Inc”. The Company plans for this entity to conduct international sales and marketing of the Company’s products and services. To date there have been no transactions made by American Technology Holdings, Inc. other than certain start up fees.

2. RESTATEMENT OF PRIOR PERIOD BUSINESS SEGMENT DATA

The prior period business segment data in Note 17 has been reclassified. In the first quarter of fiscal year 2006, the composition of the Company’s reportable segments changed because the management of a particular end-customer group was transferred from the Government and Military Group to the Commercial Group. In accordance with the requirements of Statement of Financial Accounting Standards No. 131 – Disclosures about Segments of an Enterprise and Related Information, management of the Company determined that re-classifying the prior period information for comparison is required. This adjustment has no impact on revenues and gross profit (loss) as reported for the current year business segment data. This adjustment also has no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows to the three and six months ended March 31, 2006.

3. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company’s annual report on Form 10-K, as amended. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months. The Company anticipates improved cash flow from projected increased revenues; however, the Company believes that approximately $5 million to $10 million of additional capital will be required to sustain operations through May 2007. The Company is currently reviewing borrowing and equity financing opportunities to meet its future cash requirements.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140 (SFAS 156), which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. However, companies can early adopt the standard as long as they have not yet issued financial statements, including financial statements for any interim period, for the fiscal year in which early adoption is elected. The Company does not expect SFAS No. 156 to affect the Company’s financial condition or results of operations.

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

5. INVENTORIES AND CONTRACT MANUFACTURING

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

6. PROPERTY, PLANT AND EQUIPMENT

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. INTANGIBLES

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

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

10. STOCK-BASED COMPENSATION

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options

During the three and six months ended March 31, 2006, non-cash compensation expense was $189,812 and $378,188, respectively, under SFAS No. 123(R) (See Note 10). During the six months ended March 31, 2005, the Company recorded non-cash compensation expense of $266,963, for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock. For the three and six months ended March 31, 2005, the Company recognized $1,540 and $3,080 of non-cash compensation expense, respectively, for the value of options granted to non-employees. These options were valued in the same manner as described in Note 10 for employee options.

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12. NET LOSS PER SHARE

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

Net loss available to common stockholders decreased to ($0.11) in the three months ended March 31, 2006 from ($0.15) in the three months ended March 31, 2005, and decreased to ($0.14) in the six months ended March 31, 2006 from ($0.24) in the six months ended March 31, 2005. In computing net loss per share, the net

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

loss for the three and six months ended March 31, 2005 was increased by $1,518,651 and $1,796,426, respectively, by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock. Such non-cash imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore were reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends.

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

13. MAJOR CUSTOMERS

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

14. LEASE FOR PRINCIPAL FACILITIES

In December 2005, the Company entered into a sublease agreement with Anacomp, Inc., as sublandlord, to sublease approximately 23,698 square feet of office, warehousing, product assembly, and research space located

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. LITIGATION

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

16. INCOME TAXES

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

17. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end-users that employ audio in consumer, commercial, cruise ship security and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD, MRAD and NeoPlanar products to government and military customers and to the expanding force protection and police and similar private security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. Effective October 1, 2005, the Company changed the composition of its two reportable business segments to reflect that management had shifted responsibility for the cruise ship end-user category from the Government and Military Group to the Commercial

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Group. For the three and six months ended March 31, 2005, sales to cruise ship customers were included in the Government Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

Summarized below are the revenues and gross profit (loss) for our business units:

	Three Months Ended March 31,			Six Months Ended March 31,
		as Previously Reported	As Restated		as Previously Reported	As Restated
	2006	2005	2005	2006	2005	2005
Revenues:
Commercial Group	$833,915	$109,523	$180,173	$2,138,388	$296,872	$1,032,522
Government and Military Group	631,713	2,707,870	2,637,220	1,226,618	6,929,434	6,193,784

Total revenues	$1,465,628	$2,817,393	$2,817,393	$3,365,006	$7,226,306	$7,226,306

	Three Months Ended March 31,			Six Months Ended March 31,
		as Previously Reported	As Restated		as Previously Reported	As Restated
	2006	2005	2005	2006	2005	2005
Gross profit (loss):
Commercial Group	$(63,767)	$(426,578)	$(380,655)	$741,449	$(650,225)	$(135,270)
Government and Military Group	251,980	1,753,123	1,707,200	510,901	4,819,278	4,304,323

Total gross profit	$188,213	$1,326,545	$1,326,545	$1,252,350	$4,169,053	$4,169,053

18. SUBSEQUENT EVENTS

Mr. Richard Wagner, a director of the Company, declined to stand for re-election on March 21, 2006 and completed his term of service on May 4, 2006.

On May 16, 2006, Mr. Alan J. Ballard’s service with the Company terminated. Mr. Ballard was formerly the Vice President, Government and Military Division. In conjunction with Mr. Ballard’s departure, Mr. Ballard’s employment arrangement with the company terminated. Mr. Ballard was employed under the terms of a letter agreement dated as of November 21, 2003, as amended. Mr. Ballard’s employment was terminable at-will by the Company or Mr. Ballard for any reason, with or without notice.

Item 2.	Management’s Discu ssion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

Reclassification of Prior Period Business Segment Data

The following discussion and analysis gives effect to the reclassification of prior period business segment data described in Note 2 to the unaudited interim consolidated financial statements for the periods ended March 31, 2006 and March 31, 2005 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed quarterly reports for corresponding periods.

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

Excess tax benefits, as defined by SFAS 123(R), are to be recognized as an addition to paid-in capital. Cash retained as a result of any excess tax benefits is to be presented in the consolidated statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost is to be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

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

Revenues by Business Segment

Our operations are organized into two segments by the end-user markets they serve. Our reportable segments are strategic business units that sell our products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating our technologies to customers and end-users that employ audio in consumer, commercial and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the expanding force protection and police and similar private security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. Effective October 1, 2005, we changed the composition of our two reportable business segments to reflect that management had shifted responsibility for the cruise ship end-user category from the Government and Military Group to the Commercial Group. For the three and six months ended March 31, 2005, sales to cruise ship customers were included in the Government Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

Commercial Group Revenues—The Commercial Group reported revenues of $833,915 for the three months ended March 31, 2006, representing a 363% increase from revenues of $180,173 for the three months ended March 31, 2005. Sound product revenues were $779,748 and $180,173, and contract and license revenues were $54,167 and $0 for the three months ended March 31, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased LRAD sales to commercial cruise ship lines.

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

Government and Military Group—Government and Military Group revenues for the three months ended March 31, 2006, were $631,713 compared to $2,637,220 for the three months ended March 31, 2005, representing a 76% decrease. Sound product revenues were $581,496 and $2,634,120 and contract and license revenues were $50,218 and $3,100 for the three months ended March 31, 2006 and 2005, respectively. The decrease in revenues resulted from lower sales of our LRAD product line to Government and Military customers for the three months ended March 31, 2006. Included in product revenues for the three months ended March 31, 2005 is $1.7 million of a $4.9 million order received in December 2004 for delivery of LRAD units to the US Army.

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

Gross loss for our Commercial Group was $63,767 and $380,655 for the three months ended March 31, 2006 and 2005, respectively. Increased sales of our higher margin LRAD products in the three months ended March 31, 2006 were the primary contributor to the decrease in gross loss for our Commercial Group. The gross loss for the three months ended March 31, 2005 was primarily as a result of increased costs associated with various manufacturing and supply chain problems and insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $251,980 for the three months ended March 31, 2006, or 40% of total revenues, compared to $1,707,200 for the three months ended March 31, 2005 or 65% of total revenues. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of our higher-margin in LRAD product line to Government and Military customers. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted SFAS 123(R) ,and elected to adopt the modified prospective application method. SFAS 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the three months ended March 31, 2006 was $189,812. Cost of revenues, selling, general and administrative expense, and research and development expense for the three months ended March 31, 2006 include share-based compensation of $28,817, $136,104 and $11,566, respectively. As of March 31, 2006, $2.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 10, “Stock-Based Compensation,” in the Notes to Interim Consolidated Financial Statements (unaudited) for further discussion.

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

Revenues by Business Segment

Commercial Group Revenues—The Commercial Group reported revenues of $2,138,388 for the six months ended March 31, 2006, representing a 107% increase from revenues of $1,032,522 for the six months ended March 31, 2005. Sound product revenues were $2,027,313 and $1,032,522, and contract and license revenues were $111,076 and $0 for the six months ended March 31, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased LRAD sales to commercial cruise ship lines.

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

Government and Military Group—Government and Military Group revenues for the six months ended March 31, 2006, were $1,226,618 compared to $6,193,784 for the six months ended March 31, 2005, representing an 80% decrease. Sound product revenues were $1,173,900 and $6,128,684 and contract and license revenues were $52,718 and $65,100 for the six months ended March 31, 2006 and 2005, respectively. The decrease in revenues resulted from reduced orders for the six months ended March 31, 2006. Included in product revenues for the six months ended March 31, 2005 is a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army.

Gross Profit

Gross profit for the six months ended March 31, 2006 was $1,252,350, or 37% of total revenues, compared to $4,169,053, or 59% of total revenues, for the six months ended March 31, 2005. The decrease in gross profit, both absolute and as a percentage of revenues, was principally the result of the decreased sales of our higher margin LRAD products.

Gross profit (loss) for our Commercial Group was $741,449 and $(135,270) for the six months ended March 31, 2006 and 2005, respectively. Increased sales of our higher margin LRAD products in the six months ended March 31, 2006 were the primary contributor to the increase in gross profit for our Commercial Group. The gross loss for the six months ended March 31, 2005 was primarily a result of insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $510,901 for the six months ended March 31, 2006 or 42% of revenues, compared to $4,304,323 for the six months ended March 31, 2005 or 69% of revenue. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of our higher-margin in LRAD product line to Government and Military customers. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the six months ended March 31, 2006 was $378,188. Cost of revenues, selling, general and administrative expense, and research and development expense for six months ended March 31, 2006 include share-based compensation of $102,847, $206,258 and $32,315, respectively. As of March 31, 2006, $2.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.5 years. See Note 10, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

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

At March 31, 2006 our long term derivative warrant instrument was $1,153,300. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our consolidated financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

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

A number of new pronouncements have been issued for future implementation as discussed in the Notes to our Interim Consolidated Financial Statements (see Note 4).

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

Our management has discussed the material weaknesses described above with our audit committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented and/ or plan to implement the measures described below. Management has performed additional analyses and reviews for the six months ended March 31, 2006 to help ensure that the consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report.

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

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our consolidated financial statements for pending litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1	Restated Bylaws of American Technology Corporation.*

10.1	Employment Letter Agreement with David Carnevale dated January 12, 2006.+ (1)

10.2	Employment Letter Agreement with Steven D. Stringer dated February 24, 2006.*+

10.3	Employment Letter Agreement with JT. Taylor dated February 17, 2006.*+

10.4	Summary sheet of Director and Executive officer Compensation for Quarter Ended March 31, 2006 *+

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Steven D. Stringer, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer, and Steven D. Stringer, Principal Financial Officer.**

*	Previously Filed.
**	Filed concurrently herewith
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.8 to Form 10-Q filed on February 9, 2006

SIGNA TURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: June 15, 2006	By:	/s/ JOHN R. ZAVOLI
John R. Zavoli, President, Chief Operating Officer and Director, (Co-Principal Executive and duly authorized to sign on behalf of the Registrant)

AMERICAN TECHNOLOGY CORPORATION

Date: June 15, 2006	By:	/s/ STEVEN D. STRINGER
Steven D. Stringer, Chief Financial Officer, (Principal Financial Officer)