Form 10-Q
period 2006-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2006-08-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of Common Stock, $.00001 par value, outstanding on June 30, 2006 was 24,485,215

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Technology Corporation

We have reviewed the accompanying condensed consolidated balance sheet of American Technology Corporation (the “Company”) as of June 30, 2006 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended June 30, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the balance sheets of American Technology Corporation as of September 30, 2005, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated December 27, 2005, we expressed an unqualified opinion on those financial statements. As of September 30, 2005, we also conducted an audit of the Company’s internal controls. In our report dated December 27, 2005, we expressed an opinion that management’s assessment of the Company did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described in our opinion, American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Swenson Advisors, LLP

San Diego, California

August 9, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	June 30 2006 (Unaudited)	September 30, 2005 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,585,353	$10,347,779
Trade accounts receivable, less allowance of $153,000 and $125,000 for doubtful accounts	2,676,384	880,276
Inventories, net of $516,737 and $691,206 reserve for obsolescence	2,539,431	1,799,447
Prepaid expenses and other	91,808	201,339

Total current assets	8,892,976	13,228,841
Equipment, net	666,018	606,871
Patents, net	1,435,696	1,373,158
Long Term Deposits	58,265	—

Total assets	$11,052,955	$15,208,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,423,864	$1,985,353
Accrued liabilities:
Payroll and related liabilities	242,442	476,331
Deferred revenue	410,824	395,833
Warranty reserve	372,894	248,981
Legal settlements	—	71,900
Other	—	30,003
Derivative warrant instrument	—	282,000
Capital lease short-term portion	2,108	12,131

Total current liabilities	3,452,132	3,502,532
Long-Term Liabilities:
Derivative warrant instrument	484,000	1,564,000

Total liabilities	3,936,132	5,066,532

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 24,485,215 and 24,290,840 shares issued and outstanding respectively.	245	243
Additional paid-in capital	62,780,921	61,556,295
Accumulated deficit	(55,664,343)	(51,414,200)

Total stockholders’ equity	7,116,823	10,142,338

Total liabilities and stockholders’ equity	$11,052,955	$15,208,870

See accompanying notes to interim consolidated financial statements.

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$3,086,599	$1,378,648	$6,287,812	$8,539,855
Contract and license	78,180	15,149	241,974	80,249

Total revenues	3,164,779	1,393,797	6,529,786	8,620,104
Cost of revenues	2,119,245	1,035,123	4,231,900	4,092,400

Gross profit	1,045,534	358,674	2,297,886	4,527,704

Operating expenses:
Selling, general and administrative	2,147,608	2,820,377	6,569,816	6,807,133
Research and development	459,904	1,283,779	1,528,114	4,224,376

Total operating expenses	2,607,512	4,104,156	8,097,930	11,031,509

Loss from operations	(1,561,978)	(3,745,482)	(5,800,044)	(6,503,805)

Other income (expense):
Interest income	43,900	16,687	189,002	46,035
Interest expense	(558)	(131,904)	(1,101)	(274,865)
Net gain on derivative revaluation	669,300	267,931	1,362,000	—

Total other income (expense)	712,642	152,714	1,549,901	(228,830)

Net loss	(849,336)	(3,592,768)	(4,250,143)	(6,732,635)
Dividend requirements on convertible preferred stock	—	—	—	1,796,426

Net loss available to common stockholders	$(849,336)	$(3,592,768)	$(4,250,143)	$(8,529,061)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.17)	$(0.17)	$(0.41)

Average weighted number of common shares outstanding	24,485,215	21,328,989	24,390,518	20,599,047

See accompanying notes to interim consolidated financial statements.

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2006	2005
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(4,250,143)	$(6,732,635)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	345,286	320,158
Bad debt expense	7,228	—
Warranty payments	(176,745)	(86,515)
Inventory obsolescence	(174,469)	183,535
Loss on disposition of asset	48,628	—
Common stock issued for services and compensation	—	329,202
Share based compensation expense	613,688	—
Common stock issued for legal settlement	—	140,175
Write-off of abandoned patents	20,385	—
Unrealized gain on derivative revaluation	(1,362,000)	—
Amortization of debt discount	—	190,530
Changes in assets and liabilities:
Trade accounts receivable	(1,831,336)	339,439
Allowance for doubtful accounts	28,000	80,000
Inventories	(565,515)	(1,104,060)
Prepaid expenses and other	109,531	(173,157)
Accounts payable	438,511	821,283
Warranty provision	300,658	(16,915)
Accrued liabilities	(320,801)	253,942

Net cash used in operating activities	(6,769,094)	(5,455,018)

Investing Activities:
Purchase of equipment	(357,516)	(448,535)
Patent costs	(178,468)	(187,579)
Long Term Deposits	(58,265)	—

Net cash used in investing activities	(594,249)	(636,114)

Financing Activities:
Payments on capital lease	(10,023)	(8,122)
Proceeds from issuance of unsecured promissory notes	—	1,979,023
Proceeds from exercise of common stock warrants	—	1,661,277
Proceeds from exercise of stock options	610,940	649,577

Net cash provided by financing activities	600,917	4,281,755

Net decrease in cash	(6,762,426)	(1,809,377)
Cash, beginning of period	10,347,779	4,178,968

Cash, end of period	$3,585,353	$2,369,591

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,101	$44,443
Non-cash financing activities:
Warrants issued for offering costs	$—	$843,105
Warrants issued for debt financing	$—	$723,000
Common Stock issued on conversion of Series E preferred stock	$—	$2,604,238
Common Stock issued on conversion of Series E preferred stock	$—	$581,666

See accompanying notes to interim consolidated financial statements.

AMERICAN TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. OPERATIONS

American Technology Corporation (the “Company”), a Delaware corporation, is engaged in design, development and commercialization of highly directional, high clarity and intelligible sound technologies and products. The Company’s principal markets for its proprietary sound reproduction technologies and products are in North America, Europe and Asia.

In February 2006 the Company incorporated a wholly owned subsidiary, “American Technology Holdings, Inc”. The Company plans for this entity to conduct international marketing and promotional activities.

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

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

The Company incurred net losses of $849,336 and $3,592,768 in the three months ended June 30, 2006 and 2005, respectively, and net losses available to common stockholders of $4,250,143 and $8,529,061 in the nine months ended June 30, 2006 and 2005 respectively. The Company has financed its operations primarily through cash generated from product sales and from financing activities. The Company’s margins from the sale of its products have not yet been sufficient to offset its substantial research and development and selling, marketing and general and administrative expenses. The Company expects to incur additional operating losses during its fiscal year 2006. Cash and cash equivalents on hand at June 30, 2006 totaled $3,585,353. Based on the Company’s current cash balance, cash received from our recent equity financing (See Note 18), order backlog, and assuming currently planned expenditures and current level of operations, the Company believes it has sufficient capital to fund operations for the next twelve months.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. There are two instances where SFAS No. 154 has impacted the Company’s current result of operations due to changes in accounting estimates.

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

In June of 2006, the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect FASB Interpretation No. 48 to affect the Company’s financial condition or results of operations.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	June 30, 2006	September 30, 2005
Accounts Receivable	$2,839,177	$1,297,960
Less Allowances for
Doubtful Accounts	(153,000)	(125,000)
Sales returns and allowances	(9,793)	(292,684)

Total, net	$2,676,384	$880,276

The Company changed its estimate of uncollectible accounts to reflect better the net realizable value of accounts receivable. The impact of the change in estimate was to increase the reserve and the net loss for the quarter ended June 30, 2006, by $113,000 or less than $(.01) per share for the three and nine months ended June 30, 2006.

5. INVENTORIES AND CONTRACT MANUFACTURING

Inventory is stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

	June 30, 2006	September 30, 2005
Finished goods	$1,016,485	$790,707
Work in process	280,240	—
Raw materials	1,759,443	1,699,946

	3,056,168	2,490,653
Reserve for obsolescence	(516,737)	(691,206)

	$2,539,431	$1,799,447

Included in inventory are $91,300 and $148,826 of inventory located at contract manufacturing locations at June 30, 2006, and September 30, 2005, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Equipment consisted of the following:	June 30, 2006	September 30, 2005
Machinery and equipment	$351,603	$321,198
Office furniture and equipment	932,937	963,005
Leasehold improvements	247,502	202,987

	1,532,042	1,487,190
Accumulated depreciation	(866,024)	(880,319)

Net equipment	$666,018	$606,871

Included in office furniture and equipment at June 30, 2006, and September 30, 2005, are $498,632 and $472,277, respectively, for purchased software, which is amortized over three years. The unamortized portion of software at June 30, 2006 and September 30, 2005, are $138,016 and $206,639, respectively.

Depreciation expense, excluding amortization of software, was $154,763 and $128,995 for the nine months ended June 30, 2006 and 2005, respectively. Amortization of purchased software was $94,978 and $80,029 for the nine months ended June 30, 2006 and 2005, respectively.

7. INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	June 30, 2006	September 30, 2005
Cost	$1,950,702	$1,792,619
Accumulated amortization	(515,006)	(419,461)

Patents, net	$1,435,696	$1,373,158

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

Changes in the warranty reserve during the three and nine months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Beginning balance	$349,730	$238,837	$248,981	$331,917
Warranty provision	89,275	59,809	300,658	(16,915)
Warranty payments	(66,111)	(70,159)	(176,745)	(86,515)

Ending balance	$372,894	$228,487	$372,894	$228,487

In the fiscal quarter ended June 30, 2006, the Company increased the reserve for potential warranty claims by $89,275 due to additional product in the field. The Company changed its method for estimating its warranty provision in the quarter ended June 30, 2006. The Company has previously estimated the warranty provision based on rolling estimates of potential costs on revenue activity through the time period product is under warranty coverage. For the fiscal quarter ended June 30, 2006, the provision was calculated based on a forward rate determined on historical experience along with modification for specific estimations. The change in estimate resulted in a decrease to the provision and net loss of approximately $125,000 or less than $(.01) per share for the three and nine months ended June 30, 2006.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) that was subsequently terminated in July 2005 with no shares issued. As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. The warrant was unregistered and did not specify how it would be settled prior to registration. The warrant was initially reported as a liability of $843,103 in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The value was recorded as prepaid transaction costs. The warrants were revalued each period as non-cash income or expense and an unrealized gain on derivative revaluation of $451,190 was recorded for the three months ended June 30, 2005, and an unrealized gain of $183,259 was recorded for the nine months ended June 30, 2005. In the three months ended June 30, 2005, we recognized a warrant impairment charge of $183,259 representing remaining warrant derivative instrument liability, after reducing prepaid transaction costs when we terminated the equity financing line and the warrant in July 2005. As the warrants were cancelled in July 2005 there is no derivative liability at September 30, 2005 or thereafter related to this transaction.

In July 2005, the Company entered into a common stock purchase agreement, registration rights agreement and warrants in connection with a common stock equity financing. In connection with the financing, the Company issued warrants to purchase an aggregate of 1,581,919 shares of common stock consisting of 717,213 ‘A’ Warrants and 864,706 ‘B’ Warrants. The Company accounted for the value of the warrants as a deemed liability in accordance with the interpretive guidance in EITF Issue No. 05-4. “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”. The consensus of EITF Issue No. 05-4 has not been finalized. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance. EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument periodically in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. At September 30, 2005, there was an unrealized gain of $1,050,000 to reflect the change in value of the warrants from issuance reducing the liability to $1,846,000 ($282,000 ‘B’ Warrants and $1,564,000 ‘A’ Warrants). The ‘B’ Warrants expired on March 31, 2006. At June 30, 2006 there was an unrealized gain of $669,300 to reflect the change in value of the warrants for the three months ended June 30, 2006, and an unrealized gain of $1,362,000 for the nine months ended June 30, 2006 reducing the liability to $484,000 (long-term) using a volatility of 67% and 64%, term of each warrant, risk free interest rate of 5.21% and 4.79%, for warrants A and B respectively, and underlying stock price equal to fair market value.

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

Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award). The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123(R) on October 1, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, for recognizing option expense for options issued prior to October 1, 2005. Under the modified prospective application, the fair values of options issued in prior periods are not revised for comparative purposes, but estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

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

Share-Based Compensation Information under SFAS 123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 11)

Under the provisions of SFAS 123(R) the Company recorded $235,500 and $613,688 of stock compensation expense for the three and nine months ended June 30, 2006, respectively. A total of $113,080 and $378,544 for the three and nine months ended June 30, 2006, respectively, of this expense relates to prior year awards vesting after October 1, 2005. For the three and nine months ended June 30, 2006, $122,420 and $235,144, respectively, relate to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the three and nine months ended June 30, 2006 was $2.19 and $2.29 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Three and Nine Months Ended June 30, 2006
Volatility	67.0%
Risk-free interest rate	4.9%
Forfeiture rate	5.0%
Dividend yield	0.0%
Expected life in years	3.9

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

As the amount of share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5% in the third quarter of fiscal 2006 based on historical experience. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Since the Company has a net operating loss carryforward as of June 30, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three and the nine months ended June 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2006, there was $3 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.7 years.

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

For purposes of pro forma disclosures under SFAS 123 for the three and nine months ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and nine months ended June 30, 2005 were as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss, as reported	$(3,592,768)	$(8,529,061)
Add: Stock-based employee compensation expense included in reported net loss	57,619	324,582
Deduct: Share-based employee compensation expense determined using the fair value based method	(326,240)	(1,210,466)

Pro forma net loss available to common stockholders	$(3,861,389)	$(9,414,945)

Earnings per common share:
Basic and diluted — as reported	$(0.17)	$(0.41)

Basic and diluted — pro forma	$(0.18)	$(0.46)

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and nine months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

Three and Nine Months Ended June 30, 2005
Volatility	53.0%
Risk-free interest rate	3.82%
Forfeiture rate	5.0%
Dividend yield	0.0%
Expected life in years	2.5

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2006:

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, September 30, 2005	24,290,840	$243	$61,556,295	$(51,414,200)	$10,142,338

Issuance of common stock:
Upon exercise of stock options	194,375	2	610,938	—	610,940
Share Based Compensation Expense		—	613,688	—	613,688
Net loss for the period	—	—	—	(4,250,143)	(4,250,143)

Balance, June 30, 2006	24,485,215	$245	$62,780,921	$(55,664,343)	$7,116,823

Stock Options

During the three and nine months ended June 30, 2006, non-cash compensation expense was $235,500 and $613,688, respectively, under SFAS No. 123(R) (See Note 10). During the nine months ended June 30, 2005, the Company recorded non-cash compensation expense of $324,582, for the extension of time to exercise stock options for former employees relating to an aggregate of 92,675 shares of common stock and $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company who transitioned from employee to consultant. For the three and nine months ended June 30, 2005, the Company recognized $1,540 and $4,620 of non-cash compensation expense, respectively, for the value of options granted to non-employees. These options were valued in the same manner as described in Note 10 for employee options.

As of June 30, 2006, the Company had three equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares reserved under prior plans, could not exceed 3,312,501 shares. At June 30, 2006, there were options outstanding covering 1,091,700 shares of common stock under the 2005 Equity Plan and 1,262,178 shares were available for future grants.

The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants but remains in effect for grants prior to that time. At June 30, 2006, there were options outstanding covering 556,561 shares of common stock under the 2002 Plan. The Company’s 1997 Stock Option Plan (“1997 Plan”) reserved for issuance 1,000,000 shares of common stock. The 1997 Plan was terminated with respect to new grants in August 2002, but remains in effect for grants prior to that time. At June 30, 2006, there were options outstanding covering 110,000 shares of common stock under the 1997 plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At June 30, 2006, there were options outstanding covering 183,000 shares of common stock from grants outside the stock option plans.

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

b.	Option shares vest and become exercisable quarterly in equal installments over four years.

Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

The following table summarizes information about stock option activity during the nine months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2005	2,070,810	$4.43
Granted	1,032,700	$4.32
Canceled/expired	(961,874)	$6.24
Exercised	(200,375)	$3.14

Outstanding June 30, 2006	1,941,261	$4.95

Exercisable June 30, 2006	683,517	$4.70

Options outstanding are exercisable at prices ranging from $2.50 to $10.06 and expire over the period from 2006 to 2011 with an average life of 3.51 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2006:

	Number of Warrants	Weighted Average Exercise Price
Outstanding October 1, 2005	3,577,653	$5.11
Issued	—
Canceled/expired	(864,706)	$7.23
Exercised	—

Outstanding June 30, 2006	2,712,947	$4.44

At June 30, 2006, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price	Expiration Date
617,500	$2.00	September 30, 2006
451,880	$3.01	March 31, 2007
272,729	$6.55	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25	December 31, 2007
50,000	$3.63	April 8, 2008
717,213	$6.36	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
2,712,947

The $2.00 warrants, the $3.01 warrants, the $6.36 warrants and the $6.55 warrants contain certain antidilution rights if the Company sells securities for less than the exercise price, and as a result of the equity financing described in Note 18 below, the exercise price of 492,500 of the $2.00 warrants, and all of the $3.01 warrants, adjusted to $1.95 and $1.85, respectively. Additionally, the holders of the $6.55 warrants and the $6.36 warrants have the right to a reduction in exercise price to $5.59 and $5.44, respectively. Holders of the $6.36 warrants who elect the reduction in exercise price will receive a proportionate increase in the number of shares under warrant, such that if all holders elect the reduction, such warrants will be exercisable for an aggregate of 838,506 shares.

12. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 4,655,208 and 4,442,044 shares of common stock were outstanding at June 30, 2006 and 2005, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

Net loss available to common stockholders decreased to ($0.03) in the three months ended June 30, 2006 from ($0.17) in the three months ended June 30, 2005, and decreased to ($0.17) in the nine months ended June 30, 2006 from ($0.41) in the nine months ended June 30, 2005. In computing net loss per share, the net loss for the nine months ended June 30, 2005 was increased by $1,796,426 by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock. Such non-cash imputed deemed dividends were not included in the Company’s stockholders’ equity as the Company has an accumulated deficit and therefore were reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net loss	(849,336)	($3,592,768)	(4,250,143)	($6,732,635)
Imputed deemed dividends on warrants issued with Series D and E preferred stock	—	—	—	(592,137)
Imputed deemed dividends on Series D and E preferred stock	—	—	—	(1,146,917)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	—	—	—	(9,167)
Series E preferred stock	—	—	—	(48,205)

Net loss available to common stockholders	($849,336)	($3,592,768)	($4,250,143)	($8,529,061)

13. MAJOR CUSTOMERS

For the three months ended June 30, 2006, revenues from three customers accounted for 22%, 17%, and 12% of total revenues, and for the nine months ended June 30, 2006, revenues from three customers accounted for 22%, 20% and 10% of total revenues. At June 30, 2006, trade accounts receivable from four customers accounted for 20%, 19%, 10% and 10%, of total trade accounts receivable.

At September 30, 2005, trade accounts receivable from two customers accounted for 18% and 14%, of total trade accounts receivable, and no other customers accounted for more than 10% of total trade accounts receivable.

The Company’s major customers consist of digital signage system integrators and resellers that sell to various end customers in the commercial retail, cruise lines as well as various government and military divisions.

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

In addition, the sublease provides that the Company has a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including the Company’s premises. Anacomp also provided a $10,000 tenant improvement allowance towards the completion of lobby improvements and a $50,000 letter of credit in the Company’s favor which the Company may draw upon to the extent necessary to offset any increase in our rent or relocation costs that is incurred due to Anacomp’s failure to maintain the lease with the master landlord for the building.

In January 2006, the Company entered into a lease agreement with Priority Properties LLC, to lease approximately 1,700 square feet of office space located in Topsham, Maine, used as a sales and marketing office. The lease is for 12 months and can be renewed for up to five years.

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

16. INCOME TAXES

At June 30, 2006, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2005, the Company had for federal income tax purposes, net operating loss carryforwards of approximately $46,972,000, which expire through 2026, of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

17. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (“Commercial Group”) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end-users that employ audio in consumer, commercial, cruise ship security and other business applications. The Government and Force Protection Systems Group (“Government and Military Group”) markets LRAD and

NeoPlanar products to government and military customers and to the expanding force protection and police and similar private security markets.

Effective October 1, 2005, the Company changed the composition of its two reportable business segments to reflect a shift in management responsibility for the commercial maritime market from the Government and Military Group to the Commercial Group. For the three and nine months ended June 30, 2005, sales to commercial maritime customers were included in the Government and Military Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is gross profit.

Summarized below are the revenues and gross profit (loss) for our business units:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Commercial Group	$1,689,634	$370,897	$3,828,022	$1,403,420
Government and Military Group	1,475,145	1,022,900	2,701,764	7,216,684

Total revenues	$3,164,779	$1,393,797	$6,529,786	$8,620,104

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Gross profit (loss):
Commercial Group	$338,761	$23,914	$1,054,733	$(118,724)
Government and Military Group	706,773	334,760	1,243,151	4,646,428

Total gross profit	$1,045,534	$358,674	$2,297,884	$4,527,704

18. SUBSEQUENT EVENTS

In August 2006, the Company sold 4,870,512 shares of common stock at a purchase price of $1.95 per share. The Company also issued warrants to the investors to purchase 1,948,205 shares of common stock at an exercise price of $2.67 per share. The warrants are exercisable from February 7, 2007 until August 6, 2010.

The gross proceeds from this financing were $9,497,498 million. The Company incurred financing and closing costs of approximately $570,000. The Company will use net proceeds for working capital purposes. The Company entered into a registration rights agreement with the investors and agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold and the common stock issuable upon the exercise of the warrants. Failure to have an effective registration statement within 90 days obligates the Company to pay liquidated damages to the purchasers in the amount of 0.0165% of the gross proceeds per day until 180 days after the closing and 0.033% of the gross proceeds per day thereafter, but not to exceed a total of 20% of the purchase price paid by each investor.

The Company has also agreed to submit the financing to a vote of its stockholders for approval prior to June 2007. The Company further agreed that, subject to certain exceptions, if during the period until one year following effectiveness of the registration statement the Company sells shares of its common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. The Company has also agreed to indemnify the purchasers for certain losses.

The warrants contain provisions that would adjust the exercise price, and in inverse proportion adjust the number of shares subject to the warrant, in the event the Company pays or effects stock dividends or splits, or in the event the Company sells shares of its common stock at a purchase price, or options or warrants to purchase shares of its common stock having an exercise price, less than the exercise price of the applicable warrant. The warrants also feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant with a market value equal to the exercise price. This right is available only if a registration statement covering the shares subject to the warrants is not available after it is initially declared effective.

Effective July 31, 2006 the Company closed its facility in Carson City, Nevada and consolidated production operations of its Neoplanar products and certain related assets into its San Diego facility. No remaining lease obligations pertain to this facility.

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

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2006 and 2005. Significant period-to-period variances in the statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Reclassification of Prior Period Business Segment Data

The following discussion and analysis gives effect to the reclassification of prior period business segment data described in Note 17 to the unaudited interim consolidated financial statements for the periods ended June 30, 2006 and June 30, 2005 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed quarterly reports for corresponding periods.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We are aggressively focusing on creating markets for our products, and are increasing our focus on and investment in sales and marketing activities while we continue to innovate.

In fiscal year 2005, we completed the commercialization of four proprietary directed sound technologies, recording revenues from each. During the first half of fiscal year 2006, our HSS® H-450 continued to gain acceptance from digital signage and networked narrowcasting display providers as in-store narrowcasted networks proliferate in retail chains throughout the U.S. and abroad. We have experienced increased revenues from the sale of LRAD products to our customers in the commercial marine, yachting and energy industries. LRAD has shown to be an effective long range communications and non-lethal tool used in force protection security and long range communications. With a key addition to our executive management team over the last two months, Mr. Charles W. Peacock, Vice President Government and Military Group, we believe we are refining our approach to the sales, marketing and licensing of directed sound to expand our leadership position in the markets we serve.

In February 2006, we incorporated a wholly owned subsidiary of the company, American Technology Holdings, Inc. American Technology Holdings, Inc operates international marketing and promotional activities in Europe and Asia.

Accelerating our product sales and revenue growth will require organizational discipline, effective processes and controls, improved customer focus, and a new, targeted marketing strategy for our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Third Quarter of Fiscal 2006

For the third fiscal quarter ended June 30, 2006:

•	Our total revenues for the three months ended June 30, 2006 increased 127% to $3,164,779, compared to $1,393,797 for the three months ended June 30, 2005. This increase in total revenues resulted primarily from sales of our HSS product in the digital signage markets. Our gross profit increased nearly 191% to $1,045,534 for the three months ended June 30, 2006 (33% of total revenues), compared to gross profit of $358,674 for the three months ended June 30, 2005 (25% of total revenues). Gross profit increased primarily due to increased LRAD product sales which offset our fixed overhead costs.

•	Operating expenses decreased nearly 36% to $2,607,512 for the three months ended June 30, 2006 from $4,104,156 for the three months ended June 30, 2005, primarily due to a decrease in personnel and related costs and benefits in our research and development department, and a reduction in legal fees.

•	Other income for the three months ended June 30, 2006 was $712,642 compared to $152,714 for the three months ended June 30, 2005. The change was primarily a result of an unrealized gain on derivative revaluation of $669,300 compared to an unrealized gain on derivative revaluation of $451,190 offset by interest expense of $131,904 and warrant impairment expense of $183,259 for the three months ended June 30, 2005.

•	Our net loss decreased 76% to $849,336 for the three months ended June 30, 2006 compared to $3,592,768 for the three months ended June 30, 2005, primarily as a result of the increase in revenues and gross margin, the decrease in operating expenses and the gain on derivative revaluation.

Recent Developments

In August 2006 we completed an institutional financing providing gross proceeds of approximately $9.5 million. After paying financing and closing costs estimated at $570,000, we expect to use the net proceeds for general working capital. (see Note 18)

We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We expect to incur additional operating losses during fiscal 2006. Cash and cash equivalents on hand at June 30, 2006 was $3,585,353. Based on our current cash position, cash received from our recent equity financing, our order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund operations for the next twelve months. Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have significant new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the dramatic growth and acceptance of digital signage requiring the use of our directed sound products, and the continuing global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force protection.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understandings of our results of operations. These are described in our financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2005. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

As of the required effective date, all public entities that used the fair-value-based method for disclosure under SFAS 123 are to apply SFAS 123(R) using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Total compensation cost for our share-based payments recognized in three and nine months ended June 30, 2006 was $235,500 and $613,688, respectively. As of June 30, 2006, $3 million of total unrecognized compensation costs related to unvested awards is expected to be recognized over a weighted average period of 3.7 years.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Revenues

Total revenues for the three months ended June 30, 2006 were $3,164,779, representing a 127% increase from $1,393,797 in revenues for the three months ended June 30, 2005. Total revenues for the three months ended June 30, 2006 included $3,086,599 of product sales and $78,180 of contract and license revenues. Total revenues for the three months ended June 30, 2005 consisted of $1,378,648 of product sales and $15,149 of contract and license revenues. The increase in revenues was due to $1.1 million of sales of our HSS 450 into the digital signage and in-store broadcasting markets and $182,000 sales of our Neoplanar product into the military market and increased LRAD sales. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

Revenues by Business Segment

Our operations are organized into two segments by the end-user markets they serve. Our reportable segments are strategic business units that sell our products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating our technologies to customers and end-users that employ audio in consumer, commercial and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the expanding force protection, police and similar private security markets. Effective October 1, 2005, we changed the composition of our two reportable business segments to reflect that management had shifted responsibility for the commercial maritime and passenger cruise line markets from the Government and Military Group to the Commercial Group. For the three and nine months ended June 30, 2005, sales to customers in these markets were included in the Government and Military Group, but have been reclassified to the Commercial Group to be consistent with the current period presentation.

Commercial Group—The Commercial Group reported revenues of $1,689,634 for the three months ended June 30, 2006, representing a 355% increase from revenues of $370,897 for the three months ended June 30, 2005. Sound product revenues were $1,626,954 and $370,897, and contract and license revenues were $62,680 and $0 for the three months ended June 30, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased HSS sales into the digital signage and in-store broadcasting markets. In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the three months ended June 30, 2006, we recognized $54,167 in contract revenues representing the ratable earned revenue under the three year agreement. At June 30, 2006, $122,222 remained unearned under this agreement and has been recorded as deferred revenue. At June 30, 2006, we had aggregate deferred license revenues of $410,824 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government and Military Group—Government and Military Group revenues for the three months ended June 30, 2006, were $1,475,145 compared to $1,022,900 for the three months ended June 30, 2005, representing a 44% increase. Sound product revenues were $1,459,645 and $1,007,752 and contract and license revenues were $15,500 and $15,148 for the three months ended June 30, 2006 and 2005, respectively. The increase in revenues resulted from increased sales of our Neoplanar product line and LRAD product for the three months ended June 30, 2006.

Our order backlog was approximately $7,200,000 at June 30, 2006 which includes $3,773,000 of orders with scheduled delivery dates after September 30, 2006. Our order backlog was approximately $660,000 at June 30, 2005. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Gross Profit

Gross profit for the three months ended June 30, 2006 was $1,045,534, or 33% of total revenues, compared to $358,674, or 25% of total revenues, for the three months ended June 30, 2005. The increase in gross profit, both absolute and as a percentage of total revenues, was principally the result of the increased sales of our products offsetting fixed overhead costs.

Gross profit for our Commercial Group was $338,761 and $23,914 for the three months ended June 30, 2006 and 2005, respectively. Increased sales of LRAD products in the three months ended June 30, 2006 were the primary contributor to the increase in gross profit for our Commercial Group. Gross profit for our Government and Military Group was $706,773 for the three months ended June 30, 2006, or 47% of total revenues, compared to $334,760 for the three months ended June 30, 2005 or 32% of total revenues. The increase in gross profit, both absolute and as a percentage of total revenues, was principally due to increased sales of our LRAD product line to Government and Military Group customers. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 decreased $672,769 to $2,147,608, or 67% of total revenues, compared to $2,820,377, or 202% of total revenues, for the three months ended June 30, 2005. The major component changes in selling, general and administrative expenses were: $194,872 for increased personnel and related expenses offset by decreased legal and related fees of $345,188; $236,201 in reduced demonstration equipment and trade show activity; $159,839 in reduced consulting, accounting, and auditing expenses relating to Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control deficiencies as discussed in Part I, Item 4 of this report, and $109,615 for decreased travel and commissions.

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

Research and Development Expenses

Research and development expenses decreased $823,875 to $459,904, or 14% of total revenues, for the three months ended June 30, 2006, compared to $1,283,779, or 92% of total revenues, for the three months ended June 30, 2005. This decrease in research and development expenses was primarily due to $510,860 decrease in personnel and related expenses; $166,395 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; $89,403 decrease in outside consulting fees associated with product design; $18,253 in reduced travel expenses and $14,189 decrease in small tools, equipment and supplies.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted SFAS 123(R) ,and elected to adopt the modified prospective application method. SFAS 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the three months ended June 30, 2006 was $235,500. Cost of revenues, selling, general and administrative expense, and research and development expense for the three months ended June 30, 2006 include share-based compensation of $15,022, $80,535, $108,726 and $31,217, respectively. As of June 30, 2006, $3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.7 years. See Note 10, “Stock-Based Compensation,” in the Notes to Interim Consolidated Financial Statements (unaudited) for further discussion.

Loss from Operations

Loss from operations was $1,561,978 for the three months ended June 30, 2006, compared to a loss from operations of $3,745,482 for the three months ended June 30, 2005. The decrease in loss from operations resulted primarily from the increase in revenues and gross margin.

Other Income (Expense)

During the three months ended June 30, 2006, we earned $43,900 of interest income on our cash balances and incurred $558 of interest expense. Other expense for the three months ended June 30, 2006 included $669,300 related to the change in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At June 30, 2006, our long term derivative warrant instrument was $484,000. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

During the three months ended June 30, 2005, we earned $16,687 of interest on our cash balances and incurred $131,904 of interest expense and $451,190 of unrealized gain on derivative revaluation associated with a derivative instrument issued in December 2004 and cancelled in July 2005 and $183,259 of warrant impairment expense.

Net Loss

Net loss for the three months ended June 30, 2006 decreased nearly 76% to $849,336 from a net loss of $3,592,768 for the three months ended June 30, 2005. We had no income tax expense for either of these periods presented.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was $849,336 or $0.03 per share for the three months ended June 30, 2006, compared to a net loss available to common stockholders of $3,592,768 or $0.17 for the three months ended June 30, 2005 respectively.

Results of Operations for the Nine Months Ended June 30, 2006 and 2005

Revenues

Total revenues for the nine months ended June 30, 2006 were $6,529,786, representing a 24% decrease from $8,620,104 in revenues for the nine months ended June 30, 2005. Total revenues for the nine months ended June 30, 2006 included $6,287,812 of product sales and $241,974 of contract and license revenues. Revenues for the nine months ended June 30, 2005 consisted of $8,539,855 of product sales and $80,249 of contract and license revenues. The decrease in revenues was due to reduced sales by our Government and Military Group. The prior year period revenues included $4.9 million on one large military order. This was partially offset by an increase in our Commercial Group sales due to the launch of our HSS 450 into the digital signage and in-store broadcasting segments. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

Revenues by Business Segment

Commercial Group—The Commercial Group reported revenues of $3,828,022 for the nine months ended June 30, 2006, representing a 172% increase from revenues of $1,403,420 for the nine months ended June 30, 2005. Sound product revenues were $3,654,266 and $1,403,420, and contract and license revenues were $173,756 and $0 for the nine months ended June 30, 2006 and 2005, respectively. The increase in sound product revenues resulted primarily from increased LRAD sales.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the nine months ended June 30, 2006, we recognized $162,500 in contract revenues representing the ratable earned revenue under the three year agreement. At June 30, 2006, $122,222 remained unearned under this agreement and has been recorded as deferred revenue. At June 30, 2006, we had aggregate deferred license revenues of $410,824 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2006 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government and Military Group—Government and Military Group revenues for the nine months ended June 30, 2006, were $2,701,764 compared to $7,216,684 for the nine months ended June 30, 2005, representing an 62% decrease. Sound product revenues were $2,633,547 and $7,136,435 and contract and license revenues were $68,217 and $80,249 for the nine months ended June 30, 2006 and 2005, respectively. The decrease in revenues resulted from reduced orders for the nine months ended June 30, 2006. Included in product revenues for the nine months ended June 30, 2005 is a $4.9 million order received in December 2004 for delivery of LRAD units to the US Army.

Gross Profit

Gross profit for the nine months ended June 30, 2006 was $2,297,886, or 35% of total revenues, compared to $4,527,704, or 52% of total revenues, for the nine months ended June 30, 2005. The decrease in gross profit, both absolute and as a percentage of revenues, was principally the result of the decreased sales of LRAD products.

Gross profit (loss) for our Commercial Group was $1,054,733 and $(118,724) for the nine months ended June 30, 2006 and 2005, respectively. Increased sales of LRAD products in the nine months ended June 30, 2006 were the primary contributor to the increase in gross profit for our Commercial Group. The gross loss for the nine months ended June 30, 2005 was primarily a result of insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $1,243,151 for the nine months ended June 30, 2006 or 46% of revenues, compared to $4,646,428 for the nine months ended June 30, 2005 or 64% of revenue. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of LRAD product line to Government and Military Group customers. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2006 decreased $237,317 to $6,569,816 or 100% of total revenues, compared to $6,807,133, or 78% of total revenues, for the nine months ended June 30, 2005. The major component changes in selling general and administrative expenses were $617,417 for increased personnel and related expenses; $217,933 for increased consulting, accounting, and auditing expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control deficiencies as discussed in Part I, Item 4 of this report and $59,557 for increased SEC reporting costs and public relations, offset by $728,053 in decreased legal and related fees; $317,762 in reduced demonstration equipment and trade show activity and $130,431 for decreased travel and commissions.

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

Research and Development Expenses

Research and development expenses decreased $2,696,262 to $1,528,114, or 23% of total revenues, for the nine months ended June 30, 2006, compared to $4,224,376, or 49% of total revenues, for the nine months ended June 30, 2005. This decrease in research and development expenses was primarily due to $1,725,901 decrease in personnel and related expenses, of which $181,651 was non-cash compensation associated with an extension of time to exercise stock options; $615,745 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; $121,466 decrease in outside consulting fees associated with product design; $73,724 decrease in small tools, equipment and supplies; and $41,669 in reduced travel expenses.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments for the nine months ended June 30, 2006 was $613,688. Cost of revenues, selling, general and administrative expense, and research and development expense for nine months ended June 30, 2006 include share-based compensation of $51,790, $183,383, $314,983 and $63,532, respectively. As of June 30, 2006, $3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.7 years. See Note 10, “Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion.

Loss from Operations

Loss from operations was $5,800,044 for the nine months ended June 30, 2006 compared to a loss from operations of $6,503,805 for the nine months ended June 30, 2005. The decrease in loss from operations resulted primarily from the decrease in research and development expenses, partially offset by the decrease in gross profit.

Other Income (Expense)

During the nine months ended June 30, 2006, we earned $189,002 of interest income on our cash balances and incurred $1,101 of interest expense. Other income for the nine months ended June 30, 2006 included $1,362,000 related to the increase in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At June 30, 2006 our long term derivative warrant instrument was $484,000. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our consolidated financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

During the nine months ended June 30, 2005, we earned $46,035 of interest on our cash balances and incurred $274,865 of interest expense and $183,259 of unrealized gain on derivative revaluation offset by $183,259 for the corresponding warrant impairment expense.

Net Loss

Net loss for the nine months ended June 30, 2006 decreased nearly 37% to $4,250,143, from a net loss of $6,732,635 for the nine months ended June 30, 2005. We had no income tax expense for either of these periods.

Net Loss Available to Common Stockholders

Net loss available to common stockholders decreased nearly 50% to $4,250,143, or $0.17, per share for the nine months ended June 30, 2006, compared to a net loss available to common stockholders of $8,529,061, or $0.41, per share for the nine months ended June 30, 2005. Imputed deemed dividends and accretion on outstanding preferred stock aggregated $1,796,426 for the nine months ended June 30, 2005. No preferred stock was outstanding during the three and nine months ended June 30, 2006.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at June 30, 2006 was $3,585,353 compared to $10,347,779 at September 30, 2005. The decrease in cash was primarily the result of the operating loss and cash used to support other activities. In August 2006 we completed an institutional financing providing gross proceeds of approximately $9.5 million. After paying financing and closing costs estimated at $570,000, we expect to use the net proceeds for general working capital.

Other than cash at June 30, the cash subsequently raised through the August 2006 financing and our balance of accounts receivable, we have no other unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for research and development, marketing and sales costs and general and administrative costs for our sound products and technologies. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control.

Principal factors that could affect the availability of our internally generated funds include:

•	government spending levels;

•	introduction of competing technologies;

•	ability of our Government and Military Group or Commercial Group to meet sales projections;

•	product mix and effect on margins; and

•	product acceptance in new markets.

Principal factors that could affect our availability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position, cash received from our recent equity financing (see Note 18), our order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund operations, for the next twelve months.

Cash Flows

Operating Activities

Our net cash used in operating activities was $6,769,094 for the nine months ended June 30, 2006 compared to $5,455,018 for the nine months ended June 30, 2005. Cash used in operating activities for the nine months ended June 30, 2006 included the $4,250,143 net loss, reduced by expenses not requiring the use of cash of $858,470 and a $418,368 increase in accounts payable and accrued liabilities and increased by $739,984 increase in inventories (net of obsolescence reserve); a net unrealized gain of $1,362,000 on derivative revaluation, and a $1,693,805 increase in trade accounts receivable and prepaid expenses. Cash used in operating activities for the nine months ended June 30, 2005 included the net loss of $6,732,635, reduced by expenses not requiring the use of cash of $893,550, a $1,058,310 increase in accounts payable and accrued liabilities; and a $246,282 decrease in trade accounts receivable and prepaid expenses and increased by a $920,525 increase in inventories.

At June 30, 2006, we had working capital of $5,440,844 compared to working capital of $9,726,309 at September 30, 2005. This decrease was primarily a result of cash used for operations.

At June 30, 2006, we had trade accounts receivable of $2,676,384. This compares to $880,276 in trade accounts receivable at September 30, 2005. The level of trade accounts receivable at June 30, 2006 represented approximately 121 days of revenues compared to 32 days of revenues at September 30, 2005. The increase in days was due to increased shipments of products in the last 10 days of the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in patents. Cash used in investing activities for equipment was $357,516 for the nine months ended June 30, 2006. Cash used in investing activities for equipment was $448,535 for the nine months ended June 30, 2005. Cash used for investment in patents was $178,468 and $187,579, for the nine months ended June 30, 2006 and June 30, 2005, respectively. We anticipate continued capital expenditures for patents in fiscal year 2006. Cash used in investing activities of $58,265 for the nine months ended June 30, 2006, consisted of a security deposit for our current facilities.

Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2006 was $600,917, which included $610,940 of net cash proceeds from the exercise of stock options. Cash provided by financing activities for the nine months ended June 30, 2005 was $4,281,755 and consisted primarily of $1,979,023 in proceeds from the sale of unsecured promissory notes, $1,661,277 from exercise of common stock warrants and $649,577 of net cash proceeds from the exercise of stock options.

August 2006 Equity Financing

In August 2006, we sold 4,870,512 shares of common stock at a purchase price of $1.95 per share. We also issued warrants to the investors to purchase 1,948,205 shares of common stock at an exercise price of $2.67 per share. The warrants are exercisable from February 7, 2007 until August 6, 2010.

The gross proceeds from this financing were approximately $9.5 million. We incurred financing and closing costs of approximately $570,000. We will use net proceeds for working capital purposes. We entered into a registration rights agreement with the investors, and agreed to prepare and file, within 30 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold and the common stock issuable upon the exercise of the warrants. Failure to have an effective registration statement within 90 days obligates us to pay liquidated damages to the purchasers in the amount of 0.0165% of the gross proceeds per day until 180 days after the closing and 0.033% of the gross proceeds per day thereafter, but not to exceed a total of 20% of the purchase price paid by each investor.

We also agreed to submit the financing to a vote of our stockholders for approval prior to June 2007. We further agreed that, subject to certain exceptions, if during the period until one year following effectiveness of the registration statement we sell shares of our common stock, or options or warrants to purchase shares of its common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. We have also agreed to indemnify the purchasers for certain losses.

The warrants contain provisions that would adjust the exercise price, and in inverse proportion adjust the number of shares subject to the warrant, in the event we pay or effect stock dividends or splits, or in the event we sells share of our common stock at a purchase price, or options or warrants to purchase shares of our common stock having an exercise price, less than the exercise price of the applicable warrant. The warrants also feature a net exercise provision, which enables the holder to choose to exercise the warrant without paying cash by surrendering shares subject to the warrant with a market value equal to the exercise price. This right is available only if a registration statement covering the shares subject to the warrants is not available after it is initially declared effective.

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the Notes to our Interim Consolidated Financial Statements (see Note 3).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $3.6 million at June 30, 2006. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $35,853. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our co-principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 due to the material weaknesses in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our Annual Report on Form 10-K, which were ongoing at June 30, 2006 and an additional material weakness identified in the fiscal third quarter ended June 30, 2006.

A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses in internal control identified as a result of our fiscal year 2005 integrated audit included the following:

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

An additional material weakness was discovered in the fiscal third quarter ending June 30, 2006.

•	Oversight of Accounting Processes and Personnel

We did not maintain adequate accounting processes to determine whether externally prepared financial information by contracted third parties for incorporation into our financial reporting was reliable and accurately prepared. This material weakness resulted from a lack of internal review and approval process and sufficient accounting personnel to staff for adequate review of the materials. This material weakness could have significantly impacted the financial results for the quarter and potentially resulted in material adjustments to our current fiscal year 2006 annual financial statements.

Our management has discussed the material weaknesses described above with our audit committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented or plan to implement the measures described below. Management has performed additional analyses and reviews for the nine months ended June 30, 2006 to help ensure that the consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report.

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

As discussed above, in November and December 2005, we hired new accounting department personnel who we believe have the expertise and experience required to perform the functions to timely and correctly report financial results. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer. In December 2005, our Chief Financial Officer resigned from his employment, and Mr. John R. Zavoli, our President and Chief Operating Officer, was appointed Interim Chief Financial Officer. In April 2006, Mr. Steven D. Stringer assumed the position of Chief Financial Officer, and in such position is providing with Ms. Jordan close supervision of accounting personnel to ensure compliance with our controls and procedures. Prior to April 2006, close supervision was provided by Mr. Zavoli and Ms. Jordan. Reconciliations are reviewed consistently, and all journal entries and reconciliations are reviewed and signed by the Chief Accounting Officer. During the third quarter ending June 30, 2006 an additional weakness identified in the financial reporting process indicate that additional testing and further controls are necessary.

•	Information and Communications

We have hired new accounting and operations personnel, including new management personnel. In December 2005, we designed a procedure for our accounting department to disseminate key information and metrics to senior management beginning in our second quarter of fiscal 2006 in order to support the achievement of financial reporting objectives. In addition, significant financial reporting and cost reporting was implemented in the third quarter to report the financial details and margin analysis for the Company. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

•	Monitoring

We have hired new accounting personnel including new management personnel. In December 2005, these personnel were directed to review our monitoring controls, and to the extent necessary, improve monitoring processes to be consistent with the criteria based on the COSO Framework. We believe that these steps will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected

•	Inventory Valuation

We have hired new accounting personnel and have documented closing procedures that these personnel will follow in properly computing the cost of inventory on a net realizable basis. A full inventory count was performed at the end of each of the first three quarters to ensure that we accounted for all inventory and an inventory revaluation was performed at December 31, 2005 and at June 30, 2006 to revalue inventory in accordance with our policies. We believe that these steps have worked towards correcting the associated material weakness discussed above. It is also believed that additional accounting staffing will be required to insure that proper inventory valuation is achieved. We will need to perform additional testing in order to reach a conclusion that the weakness has been corrected, and further controls may be necessary.

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

Accounting personnel have followed control procedures managing accounts receivable and periodic reconciliation of accounts receivable with customers consistent with our closing processes. We believe this step will correct the associated material weakness discussed above, but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected and further controls may be necessary.

•	Accounts Payable

In November 2005, we implemented a policy for all company personnel to follow our controls and procedures related to incurring liabilities, including purchasing procedures and properly identifying and recording accounts payable. We believe these steps will correct the associated material weakness discussed above; but we will need to perform additional testing in order to reach a conclusion that the weakness has been corrected and further controls may be necessary.

There can be no assurance that we will be successful in remediating the above-mentioned material weaknesses in our internal control.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our consolidated financial statements for pending litigation.

Item 1A.	Risk Factors.

An investment in our company involves a high degree of risk. In addition to the other information included in this report, our Annual Report on Form 10-K includes a detailed discussion of our risk factors. The risk factors below were disclosed in our Form 10-K, but have been updated to reflect the risks associated with our recent financing, recent additions to the management team and certain other operational matters.

Our equity financings impose certain liquidated damages which may impair our liquidity and ability to raise capital.

In connection with our August 2006 equity financing, we entered into a registration rights agreement with the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing. If, among other reasons, those selling stockholders are unable to re-sell their shares purchased in the financing or acquired upon exercise of their related warrants, we may be obligated to pay liquidated damages to those selling stockholders in the amount of 0.0165% of the gross proceeds we received in that financing per day until 180 days after the closing and 0.033% of the gross proceeds per day thereafter, but not to exceed a total of 20% of the purchase price paid by each investor. Similar provisions regarding the payment of liquidated damages but without a cap on damages apply to a financing we entered into in July 2003 and July 2005. The registration statements for those financings have been filed and are currently effective.

There are a large number of shares that we sold in our August 2006 equity financing that must be registered in a registration statement, and the sale of these shares may depress the price of our common stock.

To the extent that the investors in our August 2006 equity financing sell shares of our common stock under an effective registration statement, our stock price may decrease due to the additional selling pressure in the market. The perceived risk of additional shares available for sale in the market may cause holders of our common stock to sell their shares, which could contribute to a decline in our stock price.

The sale of material amounts of shares by the August 2006 equity financing selling stockholders could encourage short sales by third parties. These sales could contribute to the future decline of our stock price.

The sale of material amounts of common stock by selling stockholders under the registration statement for the August 2005 equity financing could also encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a stockholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because the seller can purchase the shares at a price which is lower than the price at which the seller sold the borrowed stock. Short sales could place downward pressure on the price of our common stock by increasing the number of shares being sold, which could contribute to the future decline of our stock price.

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

One customer accounted for approximately 69% of our total revenues for fiscal year 2005, and two customers accounted for 42% of our total revenues for the first nine months of fiscal year 2006. We continue to be dependent on a few large customers.

ADS, Inc., a prime vendor to the U.S. military, accounted for 69% of total revenues for fiscal year 2005. Two customers accounted for 22% and 20% of total revenues for the first nine months of fiscal year 2006. These customers have the right to cease doing business with us at any time. If our relationship with any material partner or vendor were to cease, then our revenues would decline substantially and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and accelerating our need to raise additional capital to fund our operations.

Our success is dependent on the performance and integration of our new executive team, and the cooperation, performance and retention of our executive officers and key employees.

John R. Zavoli joined as our President and Chief Operating Officer in November 2005. In December 2005, Rose Tomich-Litz was appointed Vice President, Operations, and Karen Jordan, our Director of Finance, was promoted to Chief Accounting Officer. In January 2006, David Carnevale became our Vice President, Marketing. In April 2006, Steven D. Stringer became Chief Financial Officer and James T. Taylor III became our Vice President, General Counsel and Secretary. In June 2006 Charles W. Peacock became our Vice President, Government and Military Group. Two other existing employees were promoted to executive officers during fiscal 2005. As of September 30, 2005, our management identified a material weakness concerning oversight of accounting processes and personnel, which was primarily due to a lack of human resources and insufficiently skilled personnel within our operations and accounting reporting functions. As of June 30, 2006, we could not conclude that such material weakness had been remediated due to the need to perform additional testing.

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

At the our Annual Meeting of Stockholders held on May 4, 2006, the following individuals were elected as directors: Elwood G. Norris, David J. Carter, Daniel Hunter, John R. Zavoli, Raymond C. Smith and Thomas R. Brown. For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld
Elwood G. Norris	19,309,220	703,187
David J. Carter	19,522,926	489,481
Daniel Hunter	19,385,773	626,634
John R. Zavoli	19,461,157	551,250
Raymond C. Smith	19,515,885	496,522
Thomas R. Brown	19,440,903	571,504

Our stockholders also voted to ratify the selection of Swenson Advisors, LLP as our independent auditors for the fiscal year ending September 30, 2006. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
19,636,905	328,250	47,252	0

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to approve certain terms of the our financing that occurred in July 2005. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
8,228,984	862,497	78,031	10,842,895

The foregoing proposal was approved.

Our stockholders also considered a stockholder proposal. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
1,380,238	7,599,692	189,582	10,842,895

The foregoing proposal was not approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Employment Letter Agreement with Charles W. Peacock dated June 30, 2006.*+

10.2	Securities Purchase Agreement dated August 4, 2006.(1)

10.3	Registration Rights Agreement dated August 4, 2006.(2)

10.4	Form of Warrant, issued August 7, 2006.(3)

10.5	Engagement letter dated July 27, 2006.(4)

10.6	Waiver Notice of Norris Family 1997 Trust(5)

Certifications

31.1	Certification of Elwood G. Norris, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of John R. Zavoli, Co-Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Steven D. Stringer, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Elwood G. Norris, Co-Principal Executive Officer, John R. Zavoli, Co-Principal Executive Officer, and Steven D. Stringer, Principal Financial Officer.**

*	Filed concurrently herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 7, 2006.

(2)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed on August 7, 2006.

(3)	Incorporated by reference to Exhibit 99.3 to Form 8-K filed on August 7, 2006.

(4)	Incorporated by reference to Exhibit 99.4 to Form 8-K filed on August 7, 2006.

(5)	Incorporated by reference to Exhibit 99.5 to Form 8-K filed on August 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 9, 2006	By:	/s/ JOHN R. ZAVOLI
John R. Zavoli,
President, Chief Operating Officer and Director,
(Co-Principal Executive and duly authorized to sign on
behalf of the Registrant)

AMERICAN TECHNOLOGY CORPORATION

Date: August 9, 2006	By:	/s/ STEVEN D. STRINGER
Steven D. Stringer,
Chief Financial Officer,
(Principal Financial Officer)