Form 10-K
period 2006-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2007-01-08
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

15378 Avenue of Science, Suite 100, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common stock, $.00001 par value per share	Nasdaq Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $86,094,854* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2006. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,093,227 shares of common stock, par value $.00001 per share, as of December 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2006.

Explanatory Note

Restatement of Consolidated Financial Statements

On December 8, 2006, American Technology Corporation (the “Company”) announced that it was conducting a voluntary review of its historical stock option and stock grants. The Audit Committee of the Company’s Board of Directors, comprised of three independent board members, led the review. On December 15, 2006, the Audit Committee determined that although the review was ongoing, errors in the determination of measurement dates for a number of stock options granted prior to December 31, 2003 would result in additional and material non-cash stock-based compensation expense. Accordingly, the Company’s Audit Committee determined that the Company should restate its previously issued financial statements for fiscal years ended September 30, 2005, 2004 and 2003, including 2002 and 2001 data, and that accordingly, the Company’s consolidated financial statements and the related reports of Swenson Advisors, LLP and BDO Seidman, LLP, and all related earnings press releases and communications relating to fiscal years 2005, 2004 and 2003, including 2002 and 2001 data, the Quarterly Reports on Form 10-Q filed with respect to each of these fiscal years and the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the interim periods of fiscal year 2006, should not be relied upon.

Since the summer of 2006, a significant number of United States public companies have issued press releases announcing the restatement of their financial statements due to errors in their accounting for grants of stock options to employees, members of their boards of directors, and other service providers. Many other companies also announced they were looking into their past practices related to the granting of stock options. On July 28, 2006, the Public Company Accounting Oversight Board issued Staff Audit Practice Alert No. 1—Matters Related to Timing and Accounting for Option Grants, directing registered public accounting firms to perform additional review procedures related to their audit clients’ stock option granting practices. On September 19, 2006, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to industry groups describing that office’s views on historical stock option accounting issues. In anticipation of the further audit procedures to be performed by the Company’s independent registered public accounting firm, the Company’s human resources and finance staff initiated in September 2006 a voluntary review of stock options granted during fiscal years 2002 to 2006. Further confirming procedures were performed by the Company’s outside counsel in November and December 2006, and the data was reviewed using the standards articulated in the Office of the Chief Accountant’s letter. The information reviewed by outside counsel and evaluated using the standards articulated in the Office of the Chief Accountant’s letter indicated that measurement dates for accounting purposes might differ from recorded dates used for certain grants made from fiscal 1998 to fiscal 2004.

In light of these events, the Audit Committee expanded the scope of review to cover the nine fiscal years ended September 30, 2006—reviewing all options granted since October 1, 1997, and also expanded its review to include the timing and documentary support for exercises of stock options, and the grants of a limited number of stock awards. The review was conducted with the continuing assistance of outside counsel, and with outside accounting consultants.

One member of the Audit Committee, Admiral Raymond Smith, was appointed to such committee in August 2006, and did not serve in any capacity at the Company during the time of the option grants that were found to have measurement date errors. The two other members of the Audit Committee, Daniel Hunter and David Carter, were directors from 2001 and 1998, respectively. Mr. Carter has been a member of the Compensation Committee since 1999, and Mr. Hunter has been a member of the Compensation Committee since 2003. Mr. Carter received two stock option grants determined to have intrinsic value on the measurement date, and Mr. Hunter received one stock option grant determined to have intrinsic value on the measurement date. The Audit Committee was assisted in the review by the Company’s Chief Executive Officer and Interim Chief Financial Officer, Thomas R. Brown, who was Chair of the Audit Committee, which he joined in March 2006, until his resignation from that Committee to assume the position of President and Chief Executive Officer. Mr. Brown did not serve in any capacity at the Company during the time of the option grants that were found to

i

have measurement date errors. The Audit Committee was also assisted by the Company’s Chief Accounting Officer, Karen Jordan, who joined the Company in November 2005, and did not serve in any capacity at the Company during the time of the option grants which were found to have measurement date errors. Mr. Elwood G. Norris, who has been a director of the Company throughout the period of review, and served in various executive officer capacities throughout the period under review, played no role in the review.

The Audit Committee determined that there existed flaws in the Company’s option approval and pricing processes, particularly relating to management’s practices during fiscal 2002 and 2003 of awarding grants prior to soliciting the approval of the Board of Directors or Compensation Committee, and the related use of unanimous written consents to approve grants with a date “as of” the date management determined to grant the options, which consents were sometimes circulated after the date of determination. Signatures on these consents were often received back after the date of circulation, sometimes significantly later. In some cases, the Company has not been able to locate copies of all counterpart signatures for unanimous written consents. Based on a review of the SEC filings of a number of other issuers who have announced restatements related to stock option timing reviews, the Company believes that the practice of dating unanimous written consents with a date as of the intended date of grant was commonplace, and did not in and of itself indicate any intent to manipulate the exercise prices of stock options. The Audit Committee did not discover any instances where the exercise prices of stock options were modified after the “as of” date indicated in unanimous written consents, or any instances in which the failure to obtain all required signatures was used by the Company as a justification for modifying options intended to be granted by virtue of the unanimous written consent. In certain cases, unanimous written consents were obtained from the Compensation Committee for grants outside of stockholder approved plans, where the compensation committee had not been delegated authority by the Board to make such grants. Such grants were later ratified by the full Board. For a large number of grants made between October 1997 and December 2003, the Company determined the exercise price based on the closing price reported on the Nasdaq Stock Market on the date of grant, rather than the day prior to grant as required under the applicable stockholder approved plans. While the Audit Committee found evidence of a lack of formal process and rigor in documenting the exercise dates of stock options, the Audit Committee found no evidence that exercise dates were manipulated to reduce the taxes owed by option holders, or otherwise to confer improper benefits on option holders. Accordingly, no adjustments were recorded to the Company’s consolidated financial statements related to stock option exercises.

The Audit Committee did not encounter any evidence that would indicate intentional wrongful behaviors with respect to the misapplied option measurement dates, stock option exercises or withholding of taxes for stock awards. The Audit Committee believes the errors were not the result of anyone attempting to improve the reported financial results of the Company. All of the deficiencies observed were, in the Audit Committee’s view, attributable to vacillating levels of effectiveness in the Company’s accounting and documentary control procedures, high turnover of executive leadership, a lack of understanding by Company personnel charged with administration of the Company’s stock option plans of the often complex accounting and tax rules related to stock options, the Company’s use of spreadsheets rather than more robust stock option software (which software was first used in 2004, but was not fully implemented until March 2005), and insufficient attention by management to the directives of the Compensation Committee with respect to stock option grant practices. The Audit Committee believes that the problems that led to the measurement date errors had been addressed by the beginning of calendar year 2004, but nonetheless, the Compensation Committee implemented further refinements to the Company’s stock option grant procedures in January 2007.

While the Audit Committee concluded that incorrect measurement dates or fair market value pricing formulas resulted in approximately 100 grants determined to have unrecorded intrinsic value, the Audit Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the stock options that require adjustment, require such adjustment because the original grant date has been determined in the review to have not had sufficient finality to support a measurement date, based on standards articulated by the Office of the Chief Accountant, or the Company had determined the exercise price based on the closing price on the day of grant, rather than the day prior to grant, as called for under the Company’s 1997 Stock Option Plan and 2002 Stock Option Plan.

During the course of this review, the Company identified six instances in which the Company had established measurement dates for accounting purposes for “mass” stock option grants to a broad base of executives, non-executive employees, non-employee directors and consultants prior to the completion of all granting actions considered necessary for the identity of the grantees, the number of shares, and the exercise price to be considered fixed and unchangeable, and accordingly to establish a measurement date for purposes of APB 25. The Company determined that the accounting needs to be adjusted for three of these mass grants, exercisable into a total of 746,803 shares of common stock and 34 other grants exercisable into a total of 1,049,922 shares of common stock, due to increases in the Company’s common stock price from the originally determined measurement dates to the correct measurement dates. The pre-tax impact of these accounting adjustments on the consolidated statements of operations was approximately $1.2 million, which should have been recorded as non-cash stock-based compensation expense within operating expenses over the period from fiscal 1998 through fiscal 2005. In fiscal 2006 the Company began recognizing option expense under SFAS No. 123(R).

The largest impact accounting for 88% of the fiscal 2004 and 90% of the fiscal 2005 adjustment (63% of the overall adjustment for all years) was from a mass grant of 31 options with a grant date of May 9, 2003. The original grant date for these options was established on the basis of the date of completion of a “band schedule” which listed recommended option grants by level of company employees, and contained specific recommendations for the number of shares to be granted under option to a broad class of company employees and consultants. The employees included each of the Company’s executive officers at the time, including Elwood G. Norris and James Croft, both of whom remain executive officers. The Compensation Committee resolutions of the time indicate the “band schedule” was distributed to the Company’s senior management for approval on May 9, 2003, but the options recommended by such schedule were not distributed until June 2003. Form 4’s were filed with respect to the executive officer grants on June 10, 2003. The Audit Committee concluded based on contemporaneous actions of the Compensation Committee that the key option terms necessary to establish a measurement date could not be concluded to be final on May 9, 2003. Accordingly, the Audit Committee determined that under standards articulated in the Office of Chief Accountant’s letter, such granting action could not be deemed to be final until such grants were submitted to the Compensation Committee for approval by unanimous written consent in July 2003, and the signatures of two of the three compensation committee members obtained on July 28, 2003. (The third signature has not been located, but that Compensation Committee member told the Audit Committee that his practice was to sign consents relating to stock option grants promptly following receipt, and he knows of no reason he would have declined to execute this consent.) The Company chose July 28, 2003 as the best measurement date for these grants.

Similarly, the Company also identified errors with respect to the measurement dates and procedures used for accounting for stock option and warrant grants to certain consultants, exercisable into a total of 143,000 shares of common stock. The Company determined that the accounting also needed to be adjusted for these grants. The pre-tax impact of these accounting adjustments on the consolidated statements of operations was a net reduction in expense of $9,400 over the period from fiscal 2001 through fiscal 2005, which should have reduced general and administrative expenses. Please refer to Part II—Selected Financial Data, and Note 1 to the accompanying consolidated financial statements for additional information.

The Company’s process for determining the revised measurement dates required judgment and estimates as a result of sometimes incomplete documentation as to the dates for which finality of the identity of the grantees, the number of shares and the exercise price could be established. The Company, in consultation with its outside accounting consultants, applied the following rules to determine measurement dates:

•

In each instance where there were either discrepancies or incompleteness among the plan, the approval documentation, the grant documentation and the Company’s stock option ledger, as to the correct measurement date and fair market value on such measurement date, a judgment was made as to the best date to use. In the case of options approved by unanimous written consent by the compensation committee, the Company used the last date indicated in the fax return headers for signatures of board or committee members that were visible in the Company’s minute book. In cases where options were granted by management and ratified by the Compensation Committee within one year of the date of grant, the Company used the date of ratification. In cases where an option was granted by management and ratified by the Compensation Committee more than one year after the original grant date, the original grant date was used as the best indication of the finality of the grant, as such later ratifications were intended to confirm the Company’s intent to honor such stock options on the terms granted. In cases where the Company’s minutes do not contain schedules referred to in those minutes that list the grants, the schedules were assumed to conform to the terms of the grants actually made pursuant to such consents.

•	For those options which were granted under shareholder approved plans that called for the fair market value of options to be determined based on the closing price prior to the date of grant, the Company determined fair market value on the measurement date based on such plan provision, even though in many cases the minutes and option grant documents used an exercise price determined based on the closing price on the date of grant.

The Company’s judgment was based on careful scrutiny of the Office of the Chief Accountant’s letter, and on published interpretive guidance of that letter.

Given the volatility of the Company’s common stock, the use of other methodologies could have resulted in a higher or lower cumulative compensation expense. This in turn would have caused net loss to be different than amounts reported in the restated consolidated financial statements.

The Company also recorded an additional $200,601 for the fiscal years 2003, 2004 and 2005 associated with the estimated tax effects of the incorrect measurement dates, including failure to withhold payroll taxes due on exercises of options formerly classified as Incentive Stock Options (ISOs) under Internal Revenue Service regulations.

The Company’s net deferred tax asset at September 30, 2005, prior to a 100% valuation allowance, increased by $262,000 as a result of these adjustments primarily due to stock-based compensation timing differences. The Company also restated for the understated deferred tax assets from research and development tax credits by $1,347,000 and overstated deferred tax assets from net operating losses by $1,389,000 at September 30, 2005. A valuation allowance has been recorded to offset 100% of net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

In this Annual Report on Form 10-K the Company is restating the following consolidated financial statements: (i) the consolidated balance sheet as of September 30, 2005, and (ii) the consolidated statements of operations, the consolidated statements of stockholders’ equity and consolidated statements of cash flows for the fiscal years ended September 30, 2004 and September 30, 2005. The Company is also restating the selected financial data as of and for the years ended September 30, 2005, 2004, 2003, and 2002, which is included in “Item 6. Selected Financial Data,” as well as the selected quarterly financial data for fiscal 2005 included in “Item 8. Financial Statements and Supplementary Data.”

The restatements do not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its historical consolidated financial statements. The stock-based compensation charges, including the payroll tax effect, increased the net loss by $1.4 million for the fiscal years ended September 30, 1998 to September 30, 2005. There was no impact on fiscal 2006 operating results from this restatement. As the $1.2 million of non-cash stock-based compensation expenses increased both the accumulated deficit and paid-in capital, the net effect on the balance sheet at September 30, 2005 was to reduce stockholders’ equity and increase current liabilities by $200,601 versus that previously reported.

The Company has not amended and does not intend to amend any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements. For this reason, the consolidated financial statements and related financial information contained in the Company’s previously filed financial statements for the years ended September 30, 2001 through 2005 included in the Company’s annual reports on Form 10-K, and for all of the unaudited interim periods in those years, as well as the unaudited consolidated financial statements for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006 should no longer be relied upon.

For the convenience of the reader, the following items in this Form 10-K contain disclosures related to the matters described in this explanatory note:

Part II—Item 6—Selected Financial Data;

Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II—Item 8—Financial Statements and Supplementary Data; and

Part II—Item 9—Controls and Procedures.

v

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements relating to future events or the future performance of our company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including the matters set forth below under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by such forward-looking statements.

Item 1. Business.

Overview

American Technology Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we open novel sound applications impossible by conventional speakers. Whether the sound application is to focus digital signage advertising on a customer at ten feet or to protect troops by deterring threats over 500 meters, we offer a range of directional sound products. For the last ten years we have been at the forefront of developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. We believe we are the leader in commercializing parametric speakers, branded as HyperSonic® sound or HSS®. Our Long Range Acoustic Device or LRAD® is pioneering a new worldwide market for highly-directional long-range hailing and warning devices capable of communicating with authority and clarity.

We have 56 patents issued worldwide covering our various sound technologies, of which 43 are patents issued in the United States. We also have 145 pending patent applications worldwide, of which 34 are pending patent applications in the United States.

Our four major technology platforms are listed below:

HSS®

Our HyperSonic sound, or HSS, proprietary parametric speaker technology creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies above the normal range of hearing. The HSS sound beam is highly directional and maintains sonic clarity and intelligibility over longer distances than traditional loudspeakers. Our HSS products are compatible with any media player but beam sound where you want it and nowhere else. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction.

LRAD®

Our Long Range Acoustic Device or LRAD is a technology breakthrough that creates a directed acoustic beam using low power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree beam and a range of over 500 meters. LRAD can emit voice commands or prerecorded messages in any language. It can also emit loud and piercing deterrent warning tones. It is used to hail, notify and warn approaching vessels or personnel at significant distance in order to influence behavior, gain compliance and determine intent. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack and has been deployed with the U.S. Army, Navy, Marines, Coast Guard, commercial vessels and public safety entities around the globe since the spring of 2003.

NeoPlanar®

Our NeoPlanar thin film magnetic speaker technology provides high clarity throughout the audio range for public address, emergency and mass notification and high-end sound applications. NeoPlanar products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar technology powers our Sound Sentinel™ products which are capable of delivering intelligible audio in excess of 500 yards, communicating effectively over high ambient noise, controlling unnecessary noise pollution and addressing rapid multi-language communications targeted to replace horn devices and other public address systems. Our SoundSaber™ line of hardened NeoPlanar panels provide improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities.

SoundVector™

Our SoundVector technology is a patent-pending, economical and scaleable directional sound technology for replacing sound pollution generating omni-directional alarm signals, sirens, hazard signals and other directed warnings or tones.

We organize our business into two reportable segments by the distinct end-user markets we serve. Our Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products to customers and end-users that employ audio in consumer, commercial, maritime security and other business applications. Our Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the growing force protection, law enforcement and similar private security markets. Effective October 1, 2005, we changed the composition of our two reportable business segments to reflect a shift in management responsibility for the commercial maritime market from the Government and Military Group to the Commercial Group. Sales to commercial maritime customers for prior periods presented have been reclassified to the Commercial Group to be consistent with the current period presentation.

•	Our Commercial Group is focused on selling HSS products to the rapidly growing digital signage market and selling LRAD and NeoPlanar products to maritime and commercial customers. HSS directed audio empowers digital signage advertisers to deliver more focused and effective advertisements. We sell HSS products to digital signage integrators that integrate and install digital signage advertising products for in-store networks for large national and international retailers. We sell LRAD and NeoPlanar products to maritime and commercial customers including cruise ship owners, oil and gas operators and private security providers.

•	Our Government and Military Group principally markets our LRAD and Neoplanar products to government and military customers in the United States and throughout the world. Customers include the U.S. Department of Defense, U.S. Navy, U.S. Marine Corps, U.S. Army and U.S. Coast Guard and various state and city police and public safety departments, and a growing number of foreign customers.

Our results of operations depend on our sales of audio products and systems in the commercial and government markets. Our products are sold worldwide, with the largest market being the United States. Information regarding revenues and gross profit by reportable segment and by geographic region is included in Note 13 to our consolidated financial statements included with this report.

Although we believe we are the leader in directed sound products, we are in the early stage of marketing to new emerging markets and our products are not yet widely accepted. We believe digital signage provides a rapidly growing market for new sound applications not capable of being met by conventional sound devices or loudspeakers. Moreover, the development of other low-cost products gaining wide acceptance in mass markets such as low-cost plasma and flat panel screens and low-cost high-speed networks offer, in our view, significant growth opportunities for our HSS focused sound products for in-store advertising and digital signage markets. We also believe that the growth in defense, homeland security and border patrol security, as well as related risk management spending by commercial customers, provides a growing market for our sound products to be used for intelligible communication and notification over long distances.

For our assessment of the effectiveness of our internal controls over financial reporting required under section 404 of the Sarbanes-Oxley Act of 2002, we identified one [two] [three] material weakness[es] in our internal controls over financial reporting, and associated weaknesses in our disclosure controls and procedures, as discussed more fully in “Item 9A. Controls and Procedures.” We have undertaken efforts to remediate this material weaknesses and to improve overall our internal controls over financial reporting and our associated disclosure controls and procedures.

Recent Developments.

In September 2006, we consolidated and restructured our management and officers. Thomas R. Brown became our President and Chief Executive Officer on September 5, 2006. The duties of Mr. Elwood G. Norris, our Chairman, have shifted from principal executive officer to a technical advisory role and spokesman for our technologies. On September 19, 2006, our board approved a restructuring of senior management of our company. Our Chief Financial Officer, Vice President-Marketing, Vice President-Commercial Products Group, Vice President-Operations and Vice President, General Counsel and Secretary were released in connection with the restructuring, and Mr. Brown assumed the position of Interim Chief Financial Officer. Duties of the released officers have been assumed by existing personnel. A list of current executive officers and their backgrounds is provided below under “Executive Officers”. We also closed our Maine sales office following the earlier July closing of our Carson, City, Nevada facility. This facility closing and restructuring of senior management is expected to reduce recurring operating costs by over $1.5 million annually and was the first of three major initiatives announced by Mr. Brown as a strategy for achieving profitability. The second initiative is to accelerate revenues by focusing on direct sales to larger commercial and defense-related companies. The third initiative is to reduce product costs and to improve operating margins while continuing to improve product quality and performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

General Information.

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “ATCO.” Our address is 15378 Avenue of Science, Suite 100, San Diego, California, 92128, our telephone number is 858-676-1112, and our internet website is located at www.atcsd.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report nor is it part of this report.

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

HSS employs a combination of an ultrasonic powered emitter and a proprietary signal processor/amplifier to focus sound into a tight beam for optimal directionality and intelligibility. Similar to a beam of light, HSS uses ultrasonic energy to “shine” sound on a very specific area. Audible sound is not created on the surface of the ultrasonic emitter as it is on a direct radiating loudspeaker. Instead, the audible sound is generated in the air itself and is focused and directed. Using any media player with line-level output, HSS converts music or voice into a complex ultrasonic signal prior to amplification. Once emitted, the converted sound forms a tight sound column in front of the emitter, which remains focused as it encounters listeners. Also, the sound does not spread at the same rate over distance as it does with traditional speakers. This unique feature provides greater sound clarity and intelligibility at selected distant points with less energy than traditional speakers, creating the ability to communicate directed sound at very long distances. HSS provides extremely accurate control of sound placement for digital signage, paging and announcing systems, point-of-purchase and general retail advertising, tradeshow exhibits and many other audio applications.

The HSS H450 with a 5 by 10 inch emitting surface is currently available and the HSS H460 with double the emission surface area was released in December 2006. HSS is adaptable to meet the needs of many existing sound reproduction markets and enable novel applications of sound reproduction.

Long Range Acoustic Device (LRAD)

Our Long Range Acoustic Device, or LRAD, technology is a breakthrough directed acoustic beam device for long-range hailing and warning. LRAD was developed in 2002 following the bombing of the U.S.S. Cole and in parallel with the release of Naval Vessel Protection Zone requirements to enforce a 500-yard Exclusion Zone and 100-yard Protection Zone around U.S. naval warships both in the U.S. and in the foreign ports and restricted waters. When used in military applications, LRAD products provide critical long-range communication and, when properly operated, provide an intense but not harmful beam of sound to warn away friendlies, classify non-compliants as hostile and support decisions concerning escalation of responses. LRAD is unique in part because it permits our customers to deliver a measured response in first hailing and communicating and then as a warning and deterrent, if necessary. LRAD supports the difficult missions of waterside force protection against small boats, crowd control, area denial of personnel, clearing buildings and search and seizure operations and border patrol. LRAD also supports perimeter security for oil and gas facilities, platforms, nuclear power plants and other sensitive, strategic assets. LRAD permits military troops and public safety officials to maintain distance between themselves and a potential threat, providing time to inform and change behavior and to save lives on both sides of the device.

Our LRAD hailing products deliver voice and tone clarity in a 15 to 30 degree beam at distances of over 500 meters, using only two amps of current. This directional beam provides a significant advantage over traditional public address devices as intense sound can be targeted without adverse impact to the operator or disruption of others near the device. In addition to a microphone input, our LRAD products can communicate prerecorded phrases in various languages via the built-in MP3 player or an optional Phraselator ®. (Phraselator ® is a registered trademark of Marine Acoustics, Inc.). A remote pan and tilt option (the LRAD-R) allows the operator to change the direction of the device at remote distances from the device, which in turn increases safety and the time to diffuse tense situations. The LRAD-R can be combined with a zoom camera and other devices to allow a remote operator to assess a threat and respond with authority.

In August 2005, we introduced a smaller version of the LRAD, the LRAD 500, which features reduced size and weight for easier transport and vehicle or aircraft mounting. The LRAD 500 allows police to provide clear instructions to crowds, fire crews to communicate to persons in buildings, maritime vessels to communicate with small vessels, security personnel to communicate in multiple languages at distance, airport managers to scare away birds that could pose a danger to aircraft, agents to provide instructions from airborne craft including helicopters, and many other activities. It can be mounted on vehicles for increased mobility and is used extensively by U.S. forces in Iraq and in some Homeland Security operations.

We are developing additional products for our LRAD product line that we expect will enable us to strengthen our competitive position in the market for directed hailing and warning.

NeoPlanar Speakers

Our NeoPlanar technology is a thin film planar magnetic type speaker that uses novel films, magnetic materials and a manufacturing process that we believe provides improved cost/performance benefits. Traditional planar magnetic speakers have been limited in range, expensive, or have used materials with limited power handling ability. Our NeoPlanar technology provides the ability to build cost-effective lightweight, flat and thin speakers with high power output providing exceptional clarity over long distances.

SoundVector

Our SoundVector technology is a patent-pending economical and scaleable directional sound technology designed to replace noisy omni-directional alarm signals, sirens, hazard signals and other devices emitting non-directional warnings or tones. Our advanced development group created this technology. We executed our first commercial license of this technology in fiscal 2005 for vehicle backup alarms.

Other Proprietary Technologies and Products

We have other sound inventions, technologies and products in various stages of development including our newly developed Sound Barrier vehicle system which incorporates an LRAD type sound system into a vehicle, our PureBass® Sub-woofer technology, our Stratified Field Technology, or SFT®, that employs a thin form, non-magnetic film to produce high quality sound, our Sound Cluster customized horn array that automatically adjusts to an ambient noise environment, and other technologies and products in various stages of development. We devote significant resources on research and development to improve our current technologies and products and develop new technologies and products. See “Research and Development” below.

For the fiscal years ended September 30, 2006, 2005 and 2004, LRAD product revenues were $5,640,837, $8,821,367, and $3,907,291, respectively, which represented 63%, 87% and 68% of revenues in each of the respective years. For the fiscal year ended September 30, 2006, HSS product revenues were $2,384,860, and 27% of revenues. No other product group represented more than 15% of revenues in any year.

Strategy

We believe we are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to larger end-users, system integrators and defense-related companies and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets and segments.

A major initiative for fiscal 2007 is to accelerate revenue growth by increasing direct sales to larger commercial and defense-related companies desiring to use our directed sound technology in their integrated products. Our senior executive and sales and marketing personnel are focused primarily on the digital signage, government, military, homeland and international security and private and commercial maritime markets. We also plan to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers.

We intend to continue to promote the expansion of markets and customers for directed sound. In addition to digital signage, HSS directed sound has been employed in museums, tradeshows and kiosks. LRAD’s market penetration has extended from military use to homeland security, maritime, oil and gas, law enforcement and other commercial security applications. Our expanding target markets include the digital signage, public display, public venue, government, military, homeland and international security, private and commercial maritime, automobile, personalized audio, and alert/alarm industries. We believe these markets and others provide attractive opportunities for our products. Our goal is to continue to expand market penetration for our LRAD products and to see HSS and NeoPlanar used in a wide range of commercial and consumer audio products and systems.

We have established a reputation for providing innovative sound solutions and have increased our brand recognition for HSS and LRAD. We actively promote our brands on our products and through our licensing arrangements. We intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist us in expanding our business.

For certain applications or market segments our strategy is to employ licensing when we believe other OEMs offer financial advantages. We believe there are a number of OEM and licensing opportunities for our innovative sound technologies. For example, in August 2001, we entered into a non-exclusive license agreement with Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. During fiscal 2006, Harman began selling automotive products using Neoplanar technology. In July 2005, we also entered into a design and manufacturing licensing agreement with ECCO Group, the world’s largest manufacturer of backup alarms for commercial vehicles. The agreement covers the initial licensing and product development of our SoundVector technology for ECCO and its affiliates for backup vehicle alarms. In April 2006, ECCO launched its first product based on this technology.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. We have an ongoing development effort to improve the performance and quality of our directed sound products. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. While most of our directed sound products are used for some form of government, military or commercial applications, we believe improved performance and lower cost could open new applications enhancing traditional speaker markets for consumers.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. We have experienced quality control problems with some of our initial commercial HSS units, and we are directing significant resources to manage quality to assure quality performance of our products. Our technologies are substantially different from proven, mass produced sound transducer designs and manufacturing and assembly involves new processes and materials. We do not believe our products have been produced in sufficient quantities to yet be considered mass produced.

We contract with third party suppliers to produce various HSS and LRAD components and sub-assemblies. At our San Diego facility, we complete the final assembly of, and test and ship, HSS, LRAD and NeoPlanar products for both commercial and government systems. We used a contract manufacturer for production and assembly of HSS and LRAD products during fiscal 2006. In September 2006, management determined that we could better control costs and quality, and more rapidly implement improvements, cost savings and model changes, by managing our own final assembly. As product volume increases, we may contract with third party manufacturers to provide services such as final assembly and test, or even complete manufacturing of some of our products.

We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement more rigorous manufacturing and quality processes to track production and field failures. We have developed custom manufacturing equipment used to automate the production of key HSS and NeoPlanar sub-assemblies reducing the labor component and permitting higher volume production. We are implementing design and component changes as part of one of our major initiatives to reduce HSS product costs and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for some of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Selling and Marketing

We market and sell products and services through our sales force based in San Diego, California with field offices located in Florida, Maine, Seattle, Washington, Virginia and the United Kingdom and Hong Kong. Our administrative offices are located in San Diego, California.

We make direct sales to larger end-users and defense-related companies. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers, system integrators and independent distributors, who then sell our products (or our products integrated with other systems) to end-user customers. We have approximately 130 resellers, integrators and distributors representing our products. Some of these parties also stock our products.

The following table provides examples of how our products reach end-user locations, and how our directed sound is commercially employed:

Product	Reseller/Distributor	Customer or Customer Location	Use
HSS 450 and 460	Vaccum ApS (reseller and integrator in Denmark)	Various customers	Directed in-store advertising

Custom LRAD	Direct	Naval Surface Warfare Center	Integration with other technologies in a Stryker Infantry Vehicle for hailing and warning

HSS 450 and 460	ADFLOW Networks (digital signage network provider)	OfficeMax	Delivery of a live satellite feed to inform and entertain customers

LRAD 1000 and LRAD 500	Various resellers	Oil platforms in Nigeria, India and the Gulf Coast	Hail to determine intent, warn and serve as a deterrent

LRAD 500	Various resellers	Various customers	Standard LRAD use for hailing, warning and deterring threats

LRAD 500	ADS, Inc. (prime vendor reseller to the U.S. Military)	U.S. Army Rapid Equipping Force	LRAD integration with weapon on a vehicle turret

HSS 450	Grupo Televisa (large Spanish media company)	Wal-Mart de Mexico	Directed audio for new in-store advertising system

HSS 450	NewsSight Corporation (digital signage provider)	Major U.S. retailers	Sound for digital signage displays

NeoPlanar SoundSaber	Various resellers	U.S. Navy	General announcing and emergency notification in the hangar bay of USS Harry S. Truman (CVN 75)

LRAD 1000	Various resellers	Cruise Ship	Standard LRAD use for hailing, warning and deterring threats

HSS 450	In-Store Broadcasting Network (retail-based media company)	First-tier retailers in the U.S. and Canada, including Kroger Company	Audio for in-store media networks

LRAD	Telemar USA, LLC (maritime reseller)	Affiliates service 2,000 ships worldwide	Standard LRAD use for hailing, warning and deterring threats

Much of our marketing is coordinated with our channel partners, who help us reach prospective customers worldwide. We also employ public relations campaigns to get media coverage of our products. For example, LRAD was featured on both CNN and Inside Edition. These programs highlighted the use of LRAD to deter a November 2005 pirate attack on the cruise ship Seabourn Spirit off the coast of Somalia. LRAD was also featured in a Discovery Channel special report in May 2006. We also attend trade shows and exhibits where our products are marketed to prospective customers. For example, at InfoComm 2006, the audio/video industry’s largest tradeshow, we debuted our new HSS 460 directed sound product. At the ASIS International 2006 tradeshow in San Diego in September 2006, we privately exhibited our newest products to select integrators. We believe public relations and trade shows will continue to be important marketing vehicles for us in the future.

Customer Concentration

For the fiscal year ended September 30, 2006, revenues from related customers, ADS, Inc., and ADS International accounted for 40% of revenues. For the fiscal year ended September 30, 2005, revenues from one customer, ADS, Inc., accounted for 69% of revenues with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller of our products via a prime vendor contract vehicle to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. ADS International is a reseller of our products and acts as a lead generator and manages some shipments to international destinations.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $7,623,292 at September 30, 2006 compared to $4,155,000 at September 30, 2005. Backlog orders are subject to cancellation or rescheduling by our customers.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date, we have been providing direct warranty service, but in the future we may establish warranty service through OEM customers or others. Some of our agreements require OEM customers to stock certain quantities of product for use as warranty replacements. International market warranties are generally similar to the U.S. market.

Competition

Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Manufacturers of consumer and commercial speakers include Harman International, Boston Acoustics and many others. Suppliers of government audio industry speakers include IML Sound Commander, Technomad Inc, ATI, Dynalec, Henschel and others. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and implementing our technologies, the ability to meet customer needs to differentiate their products, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not, however, be competitive with the existing or future products, technologies or services of our competitors.

We believe HSS is the leading parametric speaker with little direct competition to date. Companies such as Brown Innovations and others have employed domes and other techniques to try to focus or contain sound for directed sound applications such as point-of-sale. We do not believe these methods are directly competitive to HSS in ease of use, cost and performance. Although others have attempted to use parametric speaker concepts to produce sound, we do not believe they have progressed to the point of cost-effective and directly competitive commercial products as compared to HSS. Holosonic Research Labs, Inc. produces a parametric speaker called the Audio Spotlight. Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master and Mitsubishi has a parametric speaker product which is sold in Japan. These companies employ electrostatic and piezoelectric emitter devices, which we believe have lower output and are more expensive than our proprietary emitters. However, these parametric speaker competitors or others may introduce products with features and performance competitive to our products.

We will continue our aggressive strategy to seek patent protection for our intellectual property.

We also believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our NeoPlanar technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that compete in the flat panel market include, but are not limited to: (1) high-end electrostatic flat panel manufacturers such as Martin Logan and others, and (2) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel. We are not aware of companies offering flat panel technology to the government market comparable to our government NeoPlanar products, but others may introduce products with features and performance competitive to our government NeoPlanar products.

We believe our SoundVector directed acoustic technology is novel with distinct technical and market attributes for the backup alarm and other alert and warning tone markets. While we believe the demonstrated directivity of our warning tones is an important technical and performance advantage, we compete with traditional speakers and horns used in these existing markets. Others may modify existing products or offer new products with features and performance competitive to our SoundVector technology.

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

Seasonality

We have not experienced any significant seasonality trends to date. Seasonality trends may occur in the future. Government business tends to be seasonal due to government procurement cycles, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending December 31 usually producing relatively lower sales. Our Government and Military Group has not experienced this seasonality to date, but we may experience increased seasonality in the future.

Government Regulation and Environmental Matters

Some of our electronic products are subject to various regulations and are required to meet the specifications of agencies such as the Federal Communications Commission (FCC). We believe we are in substantial compliance with all current applicable regulations, and that we have all material governmental permits, licenses, qualifications and approvals currently required for our operations.

Our HSS technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we were required to provide an abbreviated report to the FDA describing the technology, which we submitted in August 2001. The FDA may respond to the report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should an HSS product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our HSS technology poses any human health risks. However, it is possible that we, or one of our OEM customers or licensees, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

Our products are being produced to standard product safety requirements for sale in the United States and to similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

Some of our products may be subject to certain export controls by the U.S. government in accordance with various statutory authorities (including, for example, the Trading with the Enemy Act of 1917, the Arms Export Control Act of 1976, the Export Administration Act of 1979 or the International Emergency Economic Powers Act), regulations and related executive orders. These controls affect the export of products and services to foreign customers and foreign business partners, in addition to exports to foreign persons generally (including our employees who are foreign persons or foreign regulatory bodies).

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

The second main regulatory system is administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC), which administers the International Traffic in Arms Regulations (ITAR). The ITAR requires licenses for the export of any product, service or technology that is specifically designed or adapted for a military application and is listed on the United States Munitions List. Since our products are directional speaker systems designed for both commercial and government use, we do not believe that our technologies will fall under ITAR restrictions. This belief has been confirmed by cognizant government officials. However, it is possible that some of our products may be deemed to have been specifically designed or adapted for military application and, if so, would be regulated under the ITAR in the future. If our products, services or technology are regulated under the ITAR, we will be required to submit an application for and obtain an export license from the DDTC before exporting ITAR-controlled products, services or technology.

The third main regulatory system is administered by the U.S. Department of Commerce, Bureau of Industry and Security (BIS), which administers the Export Administration Regulations (EAR). The EAR requires licenses only for certain products, services or technology that potentially have both commercial and military uses. Whether a license is required involves analysis of the end use of the product, as well as the destination country for the product, service or technology. We believe that products such as HSS, LRAD, NeoPlanar and SoundVector are subject to the EAR because they have commercial applications and, unless specifically customized for military applications, were not, in their standard configurations, specifically designed for military use. Application of the EAR is generally routine, and every company doing business in an international market must comply with these regulations.

As a defense contractor or subcontractor, our contract costs may be subject to audit and review by the U.S. Government. Routine audits and investigations are conducted from time to time to determine if performance and administering of U.S. Government contracts are compliant with applicable contractual requirements, and procurement and other applicable Federal statutes and regulations. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor or subcontractor, such as us, could be subject to fines, penalties, repayments or other damages. U.S. Government regulations also provide that certain findings may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment may also limit a company’s ability to obtain future subcontracts, to receive task orders on certain existing contracts, or to have options exercised on existing contracts. Additionally, if a company is suspended or debarred, the U.S. Government can suspend or revoke the company’s foreign export privileges. We are not currently subject to any suspension or debarment proceedings, nor are we the subject of any investigation by the U.S. Government.

We are also subject to environmental regulation with respect to our product sales to European customers. The European Union (EU) has finalized the Waste Electrical and Electronic (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be required to contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive.

Ability of U.S. Government Agencies to Terminate Contracts

Our Government and Military Group has provided and is expected to continue to provide products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. These contracts may be subject to cancellation if government funding becomes unavailable, and may also include provisions that allow the government agency to terminate the contract without penalty under some circumstances. The unexpected termination or cancellation of one or more of these contracts could result in a material adverse effect on our company’s financial condition, results of operation and cash flows.

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

We have a substantial base of intellectual property assets. We have 43 patents issued in the U.S. and 13 patents issued worldwide. We also have approximately 34 patents pending in the U.S. and 111 patents pending worldwide on our proprietary sound technologies. Our issued patents expire between 2006 and 2022. We are preparing and intend to file other sound technology patent applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

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

Key Patent and Patent Application Titles	Coverage
Acoustic Heterodyne Device and Method	Virtual loudspeaker projection, controlling virtual projection attributes and direction with a computer driver and in ear applications for HSS

Piezoelectric Film Sonic Emitter	Piezoelectric film based emitters

Parametric Loudspeaker w/ Electro-Acoustical One stage Diaphragm Transducer	All film type transducers for HSS

Modulator Processing for a Parametric Loudspeaker	Advanced distortion correction

Parametric Loudspeaker with Improved Phase Characteristics	Ideal tuning of parametric carriers for maximum efficiency

Power Amplification for Parametric Loudspeakers	All high efficiency switch-mode power amplifiers for HSS

Modulator-Amplifier	Specialized integration of very high efficiency power amplification and modulation electronics for HSS

Parametric Virtual Speaker and Surround Sound System	HSS for virtual surround sound

Pre-encoded Signals for Playback though a Parametric Loudspeaker System	Pre recorded HSS processing for reduced processing cost and hardware

Dynamic Carrier System for Parametric Arrays	Reduced power consumption and increased efficiency in HSS

The following table lists some of our other key sound patents and patent applications and the inventions they cover:

Key Patent Title	Coverage
A High Intensity Directional Electro-acoustic Sound Generating System for Communications Targeting	High Intensity Directional Acoustic Array Long Range Acoustic Device—LRAD™

Single End Planar Magnetic Speaker	a) Single Ended, Planar Magnetic loudspeaker w/high energy magnets b) High speed/low cost planar film diaphragm production c) Specialized film for use in planar magnetic loudspeakers

Improved Single-Ended Planar Magnetic Speaker	Single ended planar magnetic loudspeaker with high energy magnetics

Planar Magnetic Speakers with Secondary Magnetic structure	Higher output, high fidelity planar magnetic transducer

Acoustically Asymmetric Band-Pass Loudspeaker With Multiple Acoustic Filters	a) Low distortion/High Powered Subwoofer b) Increased bandwidth subwoofer

Dynamic Power Sharing in a Multi-Channel Sound System	Power/cost savings, increased output in surround sound/home theater systems

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

We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition or results of operations or cash flows.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including HYPERSONIC®, HSS®, LRAD ®, SFT®, STRATIFIED FIELD®, PMT®, NEOPLANAR®, PUREBASS® and SHAPING THE FUTURE OF SOUND®. Trade names or trademarks may not be successfully maintained, defended or protected.

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

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2006, 2005, or 2004, as these royalties were immaterial and were waived by Mr. Norris. We may owe royalties in future periods based on actual sales or technology revenues.

Research and Development

The sound reproduction market is subject to rapid changes in technology and designs with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis. Accordingly, we have in the past, and we expect in the future, to engage in significant research and development activities.

For the fiscal years ended September 30, 2006, 2005 and 2004, we spent $1,909,834, $4,709,595 and $3,221,861 respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of American Technology Corporation and their ages and business experience for the last five years are set forth below.

Elwood G. Norris, age 68, has been a director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position, in which he serves in a technical advisory role to our company and acts as a spokesman for our products. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology and in patent licensing. He is an inventor with 47 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies. In April 2005, he was named as the 2005 recipient of the $500,000 Lemelson-MIT Prize for his many inventions including HyperSonic Sound.

Thomas R. Brown, age 56, was appointed to our board of directors on March 24, 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown obtained a B.A. in Economics from Rutgers University in 1973. Mr. Brown is also a certified public accountant.

Karen Jordan, age 36, joined our company in November 2005 as Director of Finance, and in December 2005 was appointed as Chief Accounting Officer. From July 2003 to November 2005, Ms. Jordan was a self-employed bankruptcy executive, managing the Estates of LCS Management, Inc. and LCS West, Inc. From January 2001 to July 2003, Ms. Jordan was Corporate Controller with LifeCare Solutions, Inc., a provider of integrated home healthcare products and services. From June 1996 to January 2001, Ms. Jordan held various positions with Quidel Corporation, a developer and manufacturer of diagnostic tests for detection of a variety of medical conditions and illnesses. At the time Ms. Jordan left Quidel Corporation, she held the position of Assistant Controller. Ms. Jordan is a Fellow Chartered Accountant in Ireland. Ms. Jordan received her Associate Chartered Accountant license from the Institute of Chartered Accountants in Ireland in 1993.

James Croft, III, age 53, joined our company in October 1997 as Vice President of Engineering. In December 2000, he was appointed Chief Technology Officer. As part of our March 2003 reorganization, Mr. Croft was appointed Senior Vice President of Research and Development. In August 2005, he was appointed as Chief Technology Officer and Vice President of Development. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also a member of the board of directors of Definitive Audio, Inc., a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985.

Employees

At September 30, 2006, we employed a total of 41 people. Of such employees, 11 were in research and development, 12 were in production, quality assurance and materials control, 7 were in general and administrative and 11 were in marketing, sales and licensing. We also lease technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2007. At September 30, 2006 we had an accumulated deficit of $61,060,587. We need to generate additional revenue and reduce operating expenses to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

Our current plans indicate that, depending on sales, we may need additional capital to support our growth. We may generate a portion of these funds from operations.

Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales from our Government and Military Group or Commercial Group to meet planned projections;

•	government spending levels impacting the sale of our products;

•	our ability to reduce and control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our products in new markets.

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the Nasdaq Stock Market. We may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted.

Two related customers accounted for 40% of our total revenues for fiscal year 2006. We continue to be dependent on a few large customers.

Two related customers accounted for 24% and 16% of total revenues for the fiscal year 2006. These customers have the right to cease doing business with us at any time. If our relationship with any material customer were to cease, then our revenues would decline substantially and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and a need to raise additional capital to fund our operations.

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

The growth of our Government and Military Group revenues is materially dependent on acceptance of our LRAD products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our LRAD products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. Within the Government and Military Group, our largest customer, ADS, is a reseller of our products to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army and the Department of Homeland Security. We had a large order for LRAD products in the first quarter of fiscal 2005, but sales of LRADs to Government and Military Group customers since that order have been significantly lower. We began offering our smaller LRAD500 in our fiscal fourth quarter 2005. Neither of the products has been widely accepted in the government and military market. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products which could cause our revenues to decline.

Potential customers for our LRAD products, including government, military and force protection and emergency response agencies, may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner or as a weapon. These claims or perceptions could cause our product sales to decline or possibly subject the sale of these products to stricter government regulations covering the sale of weapons. In addition, if governmental agencies determine that our products could be classified as a weapon, our sales of these products could be negatively impacted by longer sales cycle. These factors could reduce future revenues, adversely affecting our financial condition and results of operations.

We may not be successful in obtaining the necessary licenses from the U.S. Federal government required for us to sell some of our products abroad.

Licenses for the export of certain of our products may be required from government agencies in accordance with various statutory authorities, including, for example, the Trading with the Enemy Act of 1917, the Arms Export Control Act of 1976, the Export Administration Act of 1979, or the International Emergency Economic Powers Act, as well as their implementing regulations and executive orders.

In the case of agreements involving equipment or services controlled under the International Traffic in Arms Regulations (ITAR) and sold at specified dollar volumes, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the intended overseas destination, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We do not believe our current product lines are subject to the congressional notification requirement. However, as our product lines expand, this notification requirement could impact our ability to sell controlled products or services in the international market.

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

Our HSS, NeoPlanar, SoundVector and LRAD technologies have had only limited market acceptance and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our HSS product took longer than anticipated by management and the introduction of future products, if any, could also be subject to delays. Customers may not accept our current products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced.

None of our products has been produced in sufficient quantities to be considered mass produced. Our technologies are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. At September 30, 2006, we had a warranty reserve of $805,162. In prior years, we recorded substantial warranty reserves for early versions of our HSS products and have little history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, any of which could result in our failure to achieve our revenue expectations.

We expect our proprietary sound reproduction products and technologies will be the source of substantially all of our future revenues. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

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

Technology and standards in the sound reproduction markets evolve rapidly, making timely and cost-effective product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our technologies obsolete and unmarketable. If we cannot develop products timely in response to industry changes, or if our technologies do not perform well, our business and financial condition will be adversely affected. The life cycles of our technologies are difficult to estimate, particularly those such as HSS and LRAD for which there are no well established markets. As a result, our technologies, even if successful, may become obsolete before we recoup our investment.

Our competitive position will be seriously damaged if we cannot obtain patent protection for important differentiating aspects of our products or otherwise protect intellectual property rights in our technology.

We rely on a combination of contracts and trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, our competitors may be able to independently develop competing technologies, or the agreements we enter into may not be enforceable.

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

As of September 30, 2006, we concluded that we had three material weaknesses in our internal control related to inventory valuation and stock option accounting and the preparation of income tax provisions and related disclosures. The existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected.

As a result of these material weakness, management’s assessment as of September 30, 2006 concluded that our internal control over financial reporting is ineffective. It is also possible that additional material weaknesses will be identified in the future.

Because we have concluded that our internal control over financial reporting is not effective and because our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among customers, lenders, investors, securities analysts and others. Current material weaknesses or any future weaknesses or deficiencies could also hurt confidence in our business and consolidated financial statements and our ability to do business with these groups.

Our HSS technology is subject to regulation by the Food and Drug Administration, which could lead to unanticipated expense or litigation.

Our HSS sound technology emits ultrasonic vibrations, and as such is regulated by the Food and Drug Administration. In the event of certain unanticipated defects in an HSS product, a customer or we may be required to comply with FDA requirements (1) to provide written notification of the defect to: the FDA; dealers or distributors to whom the product was delivered; and purchasers of the product (and any reasonably ascertainable subsequent transferees), and (2) to repair, replace, or refund to the purchaser the cost of the product. This could lead to unanticipated expense, and possible product liability litigation against a customer or us. Any regulatory impediment to full commercialization of our HSS technology, or any of our other technologies, could adversely affect our results of operations.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Some of our products are capable of sufficient acoustic output to cause damage to human hearing or human health if used improperly, such as when the products are used at close ranges or for long periods of exposure. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates and changes in regulations that govern international transactions.

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

The European Union (EU) has finalized the Waste Electrical and Electronic (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the

Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be required to contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products, we are presently unable to estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive.

Our inability to maintain or find collaborators and strategic alliance relationships in the future may inhibit our ability to develop our proprietary sound technologies and products.

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

We rely on outside manufacturers and suppliers to provide a large number of components and sub-assemblies incorporated in our products and may rely on the complete production of our products by third parties in the future.

Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Although we have the ability to assemble our products internally, we have from time to time and in the future may have some or all of our products produced by third-party manufacturers either for major subassemblies or on a comprehensive basis. We may be required to outsource manufacturing if sales of our products increase significantly. We have historically used a single third-party contract manufacturer to manufacture major sub-assemblies or products, and we expect to continue to use a single manufacturer in the future until product volume grows substantially. We may be unable to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. Furthermore, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

Our Government and Military Group business has involved and is expected in the future to involve providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

Our success is dependent on the performance and integration of our executive team, and the cooperation, performance and retention of our executive officers and key employees.

We have experienced significant recent changes in our senior management. Thomas R. Brown became our President and Chief Executive Officer in September 2006. The duties of Mr. Elwood G. Norris, our Chairman, have shifted from principal executive officer to a technical advisory role and spokesman for our company’s technologies. Later in September 2006, our board approved a restructuring of senior management of our company. Our Chief Financial Officer, Vice President, Marketing, Vice President, Commercial Products Group, Vice President, General Counsel and Secretary, and Vice President, Operations were released in connection with the restructuring, and Mr. Brown assumed the position of Interim Chief Financial Officer. Our Vice President of Sales resigned in November 2006.

Our business and operations are substantially dependent on the performance and integration of our new President, Chief Executive Officer and Interim Chief Financial Officer. Our performance also continues to be substantially dependent on Mr. Norris. Mr. Brown has not previously worked with the remainder of our executive team, except in his prior capacity as a director. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have little experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks and if we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

During fiscal 2005 and 2006 we incurred substantial costs in complying with Section 404 of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting and having our independent auditor attest to that evaluation. Compliance with these requirements has been and is expected to continue to be expensive and time consuming. We have also incurred substantial costs during the first quarter of fiscal 2007 associated with our voluntary review of historical stock options and stock grants, and the resulting restatements described in this report.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Our equity financings impose certain liquidated damages that may impair our liquidity and ability to raise capital. We will become subject to these liquidated damages if we are not able to have a post-effective amendment to our existing registration statements effective on or before February 1, 2007.

In connection with our August 2006 equity financing, we entered into a registration rights agreement with the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing. If, among other reasons, those selling stockholders are unable to re-sell their shares purchased in the financing or acquired upon exercise of their related warrants, we may be obligated to pay liquidated damages to those selling stockholders in the amount of up to 0.0165% of the gross proceeds we received in that financing per day until 180 days after the closing and up to 0.033% of the gross proceeds per day thereafter, but not to exceed a total of 20% of the purchase price paid by each investor. Similar provisions regarding the payment of liquidated damages but without a cap on damages apply to the financings we entered into in July 2005 and July 2003 (although liquidated damages are available only with respect to unexercised warrants issued in the July 2003 financing).

As a result of the filing of our Form 10-K for the fiscal year ended September 30, 2006 past the extended December 29, 2006 due date, the effective registration statements related to the securities purchased in our

August 2006, July 2005 and July 2003 financings are not presently available for use. If the unavailability continues for more than twenty trading days following January 3, 2007, we will be obligated to pay daily liquidated damages as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Contractual Commitments and Commercial Commitments” below.

We will not be eligible to use short-form registration statements on Form S-3 for future financings until January 2008 absent a waiver of eligibility requirements from the SEC. If we are not current in our filings with the SEC, we will face several adverse consequences.

As a result of the voluntary review of our historical stock option and stock grants, the filing of our Form 10-K for the fiscal year ended September 30, 2006 was delayed past the extended December 29, 2006 due date. As a result, we no longer meet the eligibility requirements for Form S-3 which requires that all reports required under the Exchange Act have been filed timely for at least twelve calendar months immediately preceding the filing date. In addition to the liquidated damages provisions discussed above with respect to prior financings, these restrictions may impair our ability to raise funds. We intend to seek a waiver of this eligibility requirement from the Office of the Chief Counsel of the Department of Corporation Finance at the SEC, but there is no assurance such waiver will be granted.

If we are unable to remain current in our future filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D, to any purchasers not qualifying as “accredited investors.” Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the delinquency occurs.

If we fail to keep our filings current with the SEC our common stock may be delisted from the NASDAQ Capital Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2006, we had outstanding options granted to our employees, directors and consultants to purchase 1,496,573 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 4,164,927 shares of our common stock. At September 30, 2006, the exercise prices for the options and warrants ranged from $1.85 to $10.10 per share. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices, sales, research and development and production facility for our Commercial Group and Government and Military Group are located at 15378 Avenue of Science, Suite 100, San Diego, California. We presently occupy, pursuant to a sublease, approximately 23,698 square feet, and our monthly rent payments are approximately $29,623. This sublease expires May 31, 2011. In addition, the sublease provides that we have a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including our premises. We believe this space is adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings as of the date of this report. However, we may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Litigation is expensive and is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our operating results or financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on NASDAQ Capital Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2005 and 2006:

	Sales Prices
	High	Low
Fiscal Year Ended September 30, 2005
First Quarter	$11.38	$5.50
Second Quarter	$11.55	$7.75
Third Quarter	$9.28	$5.36
Fourth Quarter	$6.75	$4.96
Fiscal Year Ended September 30, 2006
First Quarter	$5.93	$3.00
Second Quarter	$4.49	$3.20
Third Quarter	$4.84	$2.30
Fourth Quarter	$4.56	$1.90

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 30,093,227 shares issued and outstanding by 1,092 holders of record of our common stock at December 29, 2006.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2006, the following securities were sold without registration under the Securities Act and not previously reported on Form 10-Q or Form 8-K:

During the quarter ended September 30, 2006, we issued 617,500 shares of common stock upon the exercise of warrants issued to investors in private placement financings in 2001, and received aggregate proceeds of $1,210,375. These issuances were in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the last five fiscal years ended September 30, 2006. The information presented has been adjusted to reflect the restatement of the Company’s consolidated financial statements for the fiscal years ended September 30, 2004 and 2005 as set forth in this report. The consolidated balance sheet data as of September 30, 2004, 2003 and 2002, and the consolidated statement of operations data for each of the two fiscal years in the period ended September 30, 2003, has been restated to reflect the impact of the items discussed in Note 1 to the consolidated financial statements included in this Form 10-K. Such restated data has been derived from our books and records and is presented herein on an unaudited basis. Historical results are not necessarily indicative of future results; and the results for the years presented should not be considered indicative of future performance.

See the “Restatement of Consolidated Financial Statements” Explanatory Note to this Annual Report on Form 10-K and Note 1 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended September 30, 2005 and 2004. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors,” and with our consolidated financial statements and the related notes set forth at the pages indicated in “Item 15. Exhibits and Financial Statement Schedules.”

Operating Results:

Fiscal Year	2006	2005	2004	unaudited 2003	unaudited 2002
		(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$8,922,659	$10,195,546	$5,752,549	$1,315,426	$1,010,752
Cost of revenues	6,071,526	5,784,054	3,573,934	1,544,077	683,844

Gross profit (loss)	2,851,133	4,411,492	2,178,615	(228,651)	326,908

Selling, general and administrative expenses	9,537,221	9,233,998	5,452,518	5,130,881	3,024,701
Research and development expenses	1,909,834	4,709,595	3,221,861	2,802,214	3,651,507

Loss from operations	(8,595,922)	(9,532,101)	(6,495,764)	(8,161,746)	(6,349,300)

Other income (expense)	888,123	297,076	55,167	(665,813)	(1,857,748)

Net loss	(7,707,799)	(9,235,025)	(6,440,597)	(8,827,559)	(8,207,048)
Dividend requirements on convertible preferred stock	—	1,796,426	1,365,349	2,409,228	282,912

Net loss available to common stockholders	$(7,707,799)	$(11,031,451)	$(7,805,946)	$(11,236,787)	$(8,489,960)

Net loss per share—basic and diluted	$(0.31)	$(0.51)	$(0.40)	$(0.71)	$(0.60)

Average weighted number of common shares outstanding	25,149,428	21,570,002	19,603,265	15,857,569	14,193,508

Balance Sheet Data:

As of September 30,	2006	2005	unaudited 2004	unaudited 2003	unaudited 2002
		(as restated)	(as restated)	(as restated)	(as restated)
Current assets	$16,540,368	$13,228,841	$5,913,229	$10,477,313	$2,076,217
Current liabilities	$3,881,505	$3,703,133	$2,583,925	$2,073,954	$1,521,504
Total assets	$18,708,179	$15,208,870	$7,645,291	$11,744,371	$3,789,634
Long-term obligations	$1,223,300	$1,564,000	$12,131	$23,097	$4,674,516
Preferred stock, common stock and additional paid-in capital	$74,663,961	$62,789,769	$48,662,242	$46,819,730	$27,459,969
Accumulated deficit	$(61,060,587)	$(52,848,032)	$(43,613,007)	$(37,172,410)	$(28,344,851)
Total stockholders’ equity (deficit)	$13,603,374	$9,941,737	$5,049,235	$9,647,320	$(884,882)

The following unaudited table reflects the adjustments to the restatements for periods not derived from the accompanying audited consolidated financial statements:

Operating Results (unaudited):

Fiscal Year	2003			2002
	(as reported)	(adjustments)(1)	(as restated)	(as reported)	(adjustments)(1)	(as restated)
Revenues	$1,315,426	$—	$1,315,426	$1,010,752	$—	$1,010,752
Cost of revenues	1,544,077	—	1,544,077	683,844	—	683,844

Gross profit (loss)	(228,651)	—	(228,651)	326,908	—	326,908

Selling, general and administrative expenses	4,839,198	291,683	5,130,881	3,067,229	(42,528)	3,024,701
Research and development expenses	2,493,351	308,863	2,802,214	3,622,063	29,444	3,651,507

Loss from operations	(7,561,200)	(600,546)	(8,161,746)	(6,362,384)	13,084	(6,349,300)

Other income (expense)	(665,813)	—	(665,813)	(1,857,748)	—	(1,857,748)

Net loss	(8,227,013)	(600,546)	(8,827,559)	(8,220,132)	13,084	(8,207,048)
Dividend requirements on convertible preferred stock	2,409,228	—	2,409,228	282,912	—	282,912

Net loss available to common stockholders	$(10,636,241)	(600,546)	$(11,236,787)	$(8,503,044)	13,084	$(8,489,960)

Net loss per share -basic and diluted	$(0.67)	$(0.04)	$(0.71)	$(0.60)	$—	$(0.60)

Average weighted number of common shares outstanding	15,857,569	15,857,569	15,857,569	14,193,508	14,193,508	14,193,508

Balance Sheet Data (unaudited):

As of September 30,	2004			2003			2002
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)
Current assets	$5,913,229	$—	$5,913,229	$10,477,313	$—	$10,477,313	$2,076,217	$—	$2,076,217
Current liabilities	2,440,245	143,680	2,583,925	1,993,103	80,851	2,073,954	1,521,504	—	1,521,504
Total assets	7,645,291	—	7,645,291	11,744,371	—	11,744,371	3,789,634	—	3,789,634
Long-term obligations	12,131	—	12,131	23,097	—	23,097	4,674,516	—	4,674,516
Preferred stock, common stock and additional paid-in capital	47,520,408	1,141,834	48,662,242	46,095,228	724,502	46,819,730	27,255,162	204,807	27,459,969
Accumulated deficit	(42,327,493)	(1,285,514)	(43,613,007)	(36,367,057)	(805,353)	(37,172,410)	(28,140,044)	(204,807)	(28,344,851)
Total stockholders’ equity (deficit)	5,192,915	(143,680)	5,049,235	9,728,171	(80,851)	9,647,320	(884,882)	—	(884,882)

(1)	All of the above restatement adjustments related to stock-based compensation expense and the related payroll tax accrual. Restatement details for the periods prior to fiscal 2002 are not presented, however the adjustment by year is detailed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Restatement of Consolidated Financial Statements.” The aggregate adjustment for the fiscal years ended September 30, 1998 to September 30, 2001 was $217,891 of non-cash compensation expense which increased accumulated deficit and paid-in capital as of September 30, 2001.

Restated Pro Forma Disclosures of Stock-Based Compensation Prior to 2004

The financial information set forth below reflects our restated pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” for the years ended September 30, 2003, 2002, 2001, 2000, 1999 and 1998 for the items discussed in Note 1 to the consolidated financial statements included in this Form 10-K. Information for the years ended September 30, 2005 and 2004 is included in the notes to our consolidated financial statements.

Fiscal years ended September 30,	2003	2002	2001	2000	1999	1998
Net loss available to common stockholders—as restated	$(11,236,787)	$(8,489,960)	$(5,267,146)	$(8,017,415)	$(3,850,481)	$(4,601,983)
Plus: Stock-based employee compensation expense included in reported net loss	523,344	41,569	88,845	68,421	40,995	8,270
Less: Stock-based employee compensation expense determined using fair value based method for all awards	(1,494,177)	(948,710)	(726,686)	(997,900)	(920,927)	(311,327)

Pro forma net loss available to common stockholders	$(12,207,620)	$(9,397,101)	$(5,904,987)	$(8,946,894)	$(4,730,413)	$(4,905,040)

Net loss per common share—basic and diluted—pro forma	$(0.77)	$(0.66)	$(0.44)	$(0.75)	$(0.41)	$(0.45)

Net loss per common share—basic and diluted—as reported after restatement	$(0.71)	$(0.60)	$(0.39)	$(0.68)	$(0.34)	$(0.42)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis set forth below in this section has been amended to reflect the restatement as described in the Explanatory Note to this report on Form 10-K and in Note 1 to the consolidated financial statements included in this report. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual reports on Form 10-K. This discussion should be read in conjunction with the information presented in other sections of this report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are an innovator of proprietary directed sound technologies and products.

Our various technologies are high risk in nature. Our future is largely dependent upon the success of our proprietary sound technologies. We invest significant funds in research and development and on patent applications related to our technologies. Unanticipated technical or manufacturing obstacles can arise at any time, disrupt product sales or licensing activities, and result in lengthy and costly delays. Our products may not achieve market acceptance sufficient to sustain operations or achieve future profits. See “Item 1A. Risk Factors.”

We incurred net losses of $7,707,799, $9,235,025 and $6,440,597 in the fiscal years ended September 30, 2006, 2005, and 2004, respectively. We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We have developed an operating plan for fiscal 2007 and believe we have adequate financial resources to execute the plan and to sustain operations for the next twelve months. Our operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling and administrative costs. Nevertheless, our operating results will depend on future product sales levels and other factors, some of which are beyond our control. If required, we have significant flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources.

Restatement of Consolidated Financial Statements

On December 8, 2006, we announced a voluntary review of our historical stock option and stock grants. The Audit Committee, comprised of three independent board members, led the review. On December 15, 2006, our Audit Committee determined that although the review was ongoing, errors in the determination of measurement dates for a number of stock options granted prior to December 31, 2003 would result in additional and material non-cash stock-based compensation expense. Accordingly, the Audit Committee determined that we should restate our previously issued financial statements for fiscal years ended September 30, 2005, 2004 and 2003, including 2002 and 2001 data, and that accordingly, our financial statements and the related reports of Swenson Advisors, LLP and BDO Seidman, LLP, and all related earnings press releases and communications relating to fiscal years 2005, 2004 and 2003, including 2002 and 2001 data, the quarterly reports on Form 10-Q filed with respect to each of these fiscal years and the financial statements included in our quarterly reports on Form 10-Q for the interim periods of fiscal year 2006, should not be relied upon.

Our decision to restate our financial statements was based on facts obtained by our review conducted with the assistance of outside counsel and with outside accounting consultants. Our Audit Committee has concluded that incorrect measurement dates or fair market value pricing formulas resulted in approximately 100 grants determined to have intrinsic value. The Audit Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the stock options requiring adjustment, require such adjustment because the original grant date has been determined to have not had sufficient finality to support a measurement date, based on standards articulated by the Office of the Chief Accountant, or we had determined the exercise price based on the closing price on the day of grant, rather than the day prior to grant, as called for under our 1997 Stock Option Plan and 2002 Stock Option Plan.

The process for determining the revised measurement dates required judgment and estimates as a result of sometimes incomplete documentation as to the dates for which finality of the identity of the grantees, the number of shares and the exercise price could be established. (See “Critical Accounting Policies—Restatement Methodology” below for a description of the methods employed to determine measurement dates.) Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) requires compensation cost be measured as the difference between the fair market value of the award at the measurement date, less the amount, if any, that the employee is required to pay. As a result of the revised measurement dates and application of fair market value formulas, we recorded additional non-cash stock-based compensation charges in accordance with APB 25 of $1.2 million for the years ended September 30, 1998 through September 30, 2005.

We also identified errors with respect to the measurement dates and procedures used for accounting for stock option and warrant grants to certain consultants. We determined that our accounting also needed to be adjusted for these grants resulting in a nominal reduction in non-cash stock-based compensation for the years ended September 30, 2001 through September 30, 2005.

We have also recorded an aggregate accrual of $200,601 for fiscal years 2003, 2004 and 2005 associated with tax effects of the incorrect measurement dates, including failure to withhold payroll taxes due on exercises of options formerly classified as Incentive Stock Options (ISOs) under Internal Revenue Service regulations.

There is no difference between the gross adjustments and the net effect after taxes due to our history of net losses and valuation allowance recorded to offset our net deferred tax assets. Our net deferred tax asset at September 30, 2005, prior to a 100% valuation allowance, increased by $262,000 as a result of these adjustments primarily due to stock-based compensation timing differences. We also restated for the understated deferred tax assets from research and development tax credits by $1,347,000 and overstated deferred tax assets from net operating losses by $1,389,000 at September 30, 2005. A valuation allowance has been recorded to offset 100% of net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

The following table summarizes the impact of the non-cash stock based compensation adjustments and related payroll tax effects on our previously reported net loss and net loss available to common stockholders:

	Net loss as previously reported	Stock-based compensation adjustments(1)	Net loss as restated	Dividend requirements on convertible preferred stock	Net loss available to common stockholders as restated
Fiscal year ended September 30,
1998	$(4,593,713)	$(8,270)	$(4,601,983)	$—	$(4,601,983)
1999	$(3,041,634)	(40,995)	$(3,082,629)	$767,852	$(3,850,481)
2000	$(3,068,046)	(68,421)	$(3,136,467)	$4,880,948	$(8,017,415)
2001	$(5,046,219)	(100,205)	$(5,146,424)	$120,722	$(5,267,146)
2002	$(8,220,132)	13,084	$(8,207,048)	$282,912	$(8,489,960)
2003	$(8,227,013)	(600,546)	$(8,827,559)	$2,409,228	$(11,236,787)

Cumulative effect at September 30, 2003		(805,353)

Fiscal year ended September 30,
2004	$(5,960,436)	(480,161)	$(6,440,597)	$1,365,349	$(7,805,946)
2005	$(9,086,707)	(148,318)	$(9,235,025)	$1,796,426	$(11,031,451)

		$(1,433,832)

(1)	Includes related payroll tax effect.

The restatements do not result in a change in our previously reported revenues, cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements. As detailed above, the stock-based compensation charges, including the payroll tax accrual, increased the net loss by $1.4 million for the fiscal years ended September 30, 1998 to September 30, 2005. There was no impact on fiscal 2006 operating results from this restatement. As the $1.2 million of non-cash stock-based compensation expenses increased both the accumulated deficit and paid-in capital, the cumulative net effect on the balance sheet at September 30, 2005 was to reduce stockholders’ equity and increase current liabilities by $200,601 compared to previously reported amounts.

Recent Developments

In August 2006, we completed an institutional financing that provided net proceeds of approximately $8.9 million. In September 2006, we received approximately $1.5 million from the exercise of warrants and options. We intend to use these proceeds for general working capital.

We have experienced significant recent changes in our senior management. Thomas R. Brown became our President and Chief Executive Officer in September 2006. The duties of Mr. Elwood G. Norris, our Chairman, have shifted from principal executive officer to a technical advisory role and spokesman for our company’s technologies. Later in September 2006, our board approved a restructuring of senior management of our company. Our Chief Financial Officer, Vice President-Marketing, Vice President-Commercial Products Group, Vice President-Operations and Vice President, General Counsel and Secretary were released in connection with the restructuring, and Mr. Brown assumed the position of Interim Chief Financial Officer. In November 2006, our vice president of sales resigned.

We also closed our Carson City, Nevada facility in July 2006 and moved our NeoPlanar manufacturing to San Diego. We closed our Maine sales office in October 2006. These facility closings and the restructuring of senior management is expected to reduce recurring operating costs by over $1.5 million annually and was the first of three major initiatives announced by Mr. Brown as a strategy for achieving profitability. The second initiative is to accelerate revenues by focusing on direct sales to larger commercial and defense-related companies. The third initiative is to reduce product costs and to improve operating margins while continuing to improve product quality and performance. There can be no assurance we can be successful in achieving these initiatives.

Business Outlook

We recorded revenues of $8.9 million for the fiscal year ended September 30, 2006, a 12% decrease from prior year’s revenues of $10.2 million. Our operating loss for our fiscal year ended September 30, 2006 decreased from fiscal year 2005 primarily as a result of decreased operating expenses including research and development, legal and accounting costs. In fiscal year 2007, we anticipate that revenues will continue to grow primarily due to the increased acceptance of our HSS, LRAD and NeoPlanar products. We expect our operating expenses to decrease in fiscal year 2007 as a result of the reductions in executive and other personnel made in late fiscal 2006. However, even with such anticipated reduced personnel costs, our sales and marketing expenses may increase as we expand our sales and marketing efforts for our existing products. As discussed above, we are also incurring significant professional services for legal, accounting and tax guidance associated with our voluntary review of historical stock option and stock grants and the related accounting.

We believe we have a solid technology and product foundation for business growth over the next several years. We have significant new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the growth and acceptance of digital signage requiring the use of directed sound products and the continuing global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force protection.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understandings of our results of operations. Our accounting policies are more fully described in our financial statements located in “Item 8. Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations are discussed in “Item 1A. Risk Factors” and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Revenue Recognition. We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as product sales and (ii) contract and license fee revenues. Product Sales revenues are recognized in the periods that products are shipped to customers, FOB shipping point or destination (per contract, if a signed contract exists), the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped by the licensee incorporating our patented proprietary technologies. Revenues are recognized in the period when the ultimate customer accepts the product and collectability is reasonably assured.

Stock-Based Compensation. On October 1, 2005, we adopted the provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, using the modified prospective method. Accordingly, prior period amounts presented in this report have not been restated to reflect the adoption of SFAS No. 123R. Through September 30, 2005 we accounted for our stock-based compensation under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25. Under the modified prospective application, the fair values of options issued in periods prior to fiscal 2006 are not revised for comparative purposes, but estimated compensation expense for awards outstanding at the effective date are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The adoption of this revised standard resulted in the recording of non-cash operating costs of $368,323 in fiscal 2006. As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Restatement Methodology. Prior to our voluntary review of historical stock option grants, we generally accounted for stock option grants as if the options were granted at an exercise price no less than fair market value on the “as of” date reflected on the relevant unanimous written consent of the Compensation Committee, the date of an actual Compensation Committee meeting, or in the absence of approval of the Compensation Committee, the grant date stated on the option paperwork created by management. However, as discussed in the Explanatory Note to this report, our practices were inconsistent, and a number of flaws and anomalies were discovered in the review of our historical stock option led by our Audit Committee. Our process for determining the revised measurement dates therefore required judgment and estimates as a result of sometimes incomplete documentation as to the dates which we believe established the finality of the identity of the grantees, the number of shares and the exercise price. In consultation with our outside accounting consultants, we applied the following rules to determine measurement dates for the restatement:

•	In each instance where there were either discrepancies or incompleteness among the plan, the approval documentation, the grant documentation and our stock option ledger, as to the correct measurement date and fair market value on such measurement date, a judgment was made as to the best date to use. In the case of options approved by unanimous written consent, we used the last date indicated in the fax return headers for signatures of board or committee members. In cases where options were granted by management and ratified by the Compensation Committee within one year of the date of grant, we used the date of Compensation Committee ratification. In cases where an option was granted by management and ratified by the Compensation Committee more than one year after the original grant date, the original grant date was used as the best indication of the finality of the grant, as such later ratifications were intended to confirm our intent to honor such stock options on the terms granted. In cases where our minutes do not contain schedules referred to in those minutes that list the grants, the schedules were assumed to conform to the terms of the grants actually made pursuant to such consents.

•	For those options that were granted under shareholder approved plans that called for the fair market value of options to be determined based on the closing price prior to the date of grant, we determined fair market value on the date of grant based on such plan provision, even though in many cases the minutes and option grant documents used an exercise price determined based on the closing price on the date of grant.

Our judgment was based on careful scrutiny of the letter dated September 19, 2006 from the SEC Office of the Chief Accountant, and on published interpretive guidance of that letter.

Given the volatility of our common stock, the use of other methodologies could have resulted in a higher or lower cumulative compensation expense. This in turn would have caused net income or loss to be different than amounts reported in the restated consolidated financial statements.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products that we intend to sell to our customers. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. For the fiscal year ended September 30, 2006, we reviewed the carrying value of our inventory and decreased the reserve for obsolescence to $11,714 as a result of approximately $723,000 of disposals of obsolete materials. The obsolescence reserve consists of raw materials and finished goods that were associated with our older generation of products, and raw materials that are considered to be slow-moving.

Valuation of Intangible Assets. Intangible assets include purchased technology and patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal year ended September 30, 2006, we reviewed the carrying value of our intangible assets and reduced the carrying value of these assets. Our judgments and estimates regarding carrying value and impairment of intangible assets have an impact on our financial statements.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. These warranties require us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period. See Note 9 to our consolidated financial statements for additional information regarding warranties.

Valuation of Derivative Instruments. In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and EITF Issue No. 00-19, we have valued certain warrants we issued in connection with two financings as a derivative liability. We must make certain assumptions and estimates to value our derivative liability periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our financial statements. In the fiscal year ended September 30, 2006, we recognized an unrealized gain on derivative revaluation of $624,700. The derivative liability associated with warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

We also review changes in derivative instruments caused by their terms or by other events. In fiscal 2006 we determined that antidilution adjustments to outstanding warrants as a result of an equity financing in August 2006 should be accounted for by analogy to the guidance provided by EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,

and EITF 00-27, Application of 98-5 to Certain Convertible Instruments. These adjustments aggregating $504,756 are treated as a deemed dividend and recorded as a increase in our retained deficit and a corresponding increase in additional paid-in capital.

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

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss carry forwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. Included in the net operating loss carryforward are deductions from stock options that if recognized will be recorded as a credit to additional paid-in capital rather than through operations.

Legal Proceedings. We may at times be involved in litigation in the ordinary course of business. For any legal proceedings that we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Currently, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Segment Information

Our operations are organized into two segments by the end-user markets they serve. Our Commercial Products Group (Commercial Group) sells and licenses HSS, LRAD, NeoPlanar and other sound products to customers and end-users that employ audio in consumer, commercial, maritime security and other business applications. Our Government and Military Group (Government Group) also markets HSS, LRAD and NeoPlanar products to government and military customers and to the growing force protection and police and similar private security markets. Effective October 1, 2005, we changed the composition of our two reportable business segments to reflect a shift in management responsibility for the commercial maritime market from the Government and Military Group to the Commercial Group. Sales to commercial maritime customers for prior periods presented have been reclassified to the Commercial Group to be consistent with the current period presentation.

Presented below is a summary of revenues by business segment:

Years Ended September 30,	2006	2005	2004
Revenues:
Commercial Group	$4,565,555	$1,754,319	$933,373
Government Group	$4,357,104	$8,441,227	$4,819,176

	$8,922,659	$10,195,546	$5,752,549

Presented below is the gross profit or loss by business segment.

Years Ended September 30,	2006	2005	2004
Gross Profit (Loss):
Commercial Group	$680,001	$(494,946)	$(586,230)
Government Group	$2,171,132	$4,906,438	$2,764,845

	$2,851,133	$4,411,492	$2,178,615

Comparison of Results of Operations for Fiscal Years Ended September 30, 2006 and 2005

Revenues

Revenues decreased $1,272,887, or 12%, in the fiscal year ended September 30, 2006 to $8,922,659 compared to $10,195,546 for the fiscal year ended September 30, 2005. Fiscal year 2006 revenues included $8,606,840 of product sales and $315,819 of contract and license and other revenue. Fiscal year 2005 revenues included $10,013,215 of product sales and $182,331 of contract and license revenue. The decrease in fiscal year 2006 revenues reflected a decrease in LRAD revenue from $8,821,366 in fiscal 2005 to $5,598,822 in fiscal 2006, due primarily to the prior year including one large military order of $4.9 million, partially offset by a 204% increase in HSS product revenues to $2,384,860 from $783,590 in 2005 due to the launch of our HSS 450 into the digital signage and in-store broadcasting markets.

Commercial Group Revenues—The Commercial Group reported revenues of $4,565,555 in the fiscal year ended September 30, 2006, representing a 160% increase from net revenues of $1,754,319 in fiscal year 2005. Product sales were $4,335,131 and $1,674,902, and contract and license revenues were $230,424 and $79,417 in fiscal years 2006 and 2005, respectively. The increase in product sales in fiscal year 2006 resulted primarily from increased sales of our HSS 450 into the digital signage and in-store broadcasting markets and from increased LRAD sales to commercial and maritime customers.

In fiscal 2005, we entered into a license agreement that contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three-year term of the agreement. For the year ended September 30, 2006, we recognized $216,667 in contract revenues representing the ratable earned revenue under the three year agreement. At September 30, 2006, $68,056 remained unearned under this agreement and has been recorded as deferred revenue. At September 30, 2006, we had aggregate deferred license revenues of $351,658 representing amounts collected from Commercial Group license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2007 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Government and Military Group—Government and Military Group revenues for the fiscal year ended September 30, 2006, were $4,357,104 compared to $8,441,227 in fiscal year 2005, representing a 48% decrease. Product sales were $4,271,712 and $8,338,313, and contract and license revenues were $85,392 and $102,914 in fiscal years 2006 and 2005, respectively. The decrease in product sales in fiscal year 2006 was primarily the result of decreased LRAD orders. Included in product sales for the year ended September 30, 2005 was a $4.9 million order received in December 2004 for delivery of LRAD units to the U.S. Army.

Gross Profit

Gross profit for the year ended September 30, 2006 was $2,851,133, or 32% of total revenues, compared to $4,411,492, or 43% of total revenues, for the year ended September 30, 2005. The decrease in gross profit, both absolute and as a percentage of revenues, was principally the result of the decreased sales of higher margin LRAD products.

Gross profit (loss) for our Commercial Group was $680,001 and $(494,946) for the year ended September 30, 2006 and 2005, respectively. Increased sales of LRAD products to maritime customers in the year ended September 30, 2006 were the primary contributor to the increase in gross profit for our Commercial Group. The gross loss for the year ended September 30, 2005 was primarily a result of insufficient margins earned on HSS product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government and Military Group was $2,171,132 for the year ended September 30, 2006 or 50% of revenues, compared to $4,906,438 for the year ended September 30, 2005 or 58% of revenue. The decrease in gross profit, both absolute and as a percentage of total revenues, was due to lower sales of LRAD products to Government and Military Group customers. Gross profit percentage is highly dependent on sales prices, volumes, purchasing costs and overhead allocations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2006 increased $303,223 to $9,537,221 or 107% of total revenues, compared to $9,233,998, or 91% of total revenues, for the year ended September 30, 2005. The major component changes in selling general and administrative expenses were: $962,769 for increased personnel and related expenses; $472,250 increase in expense related to allowance for doubtful accounts, $289,835 for increased consulting, accounting, and auditing expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and $52,590 for increased SEC reporting costs and public relations, offset by $774,483 in decreased legal and related fees; $404,784 in reduced demonstration equipment and trade show activity; and $117,431 for decreased travel and commissions.

In September 2006, we released our chief financial officer, vice president commercial sales, vice president of marketing, vice president, general counsel and secretary, vice president of operations and three non-executive employees. We also decided to close our Maine sales office after having closed our Carson City, Nevada offices earlier in fiscal 2006. The costs amounted to $324,633, of which $239,375 remained unpaid and accrued at September 30, 2006.

We incurred non-cash stock-based compensation expenses in fiscal years ended September 30, 2006 and 2005 of $296,176 and $146,658, respectively. The fiscal 2006 costs are SFAS No. 123(R) stock-based compensation costs. The fiscal 2005 costs are associated with extending the exercise period of options for certain terminated employees, option expense relating to options held by an officer who transitioned from employee to consultant, non-cash compensation expense for the options granted to a non-employee and $61,099 of stock-based compensation related expenses resulting from the voluntary review of our historical stock option grants described above.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2005 and 2006, we incurred a significant amount of outside consultant costs and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management assessment of internal control over financial reporting. We expect to incur continuing audit fees and other costs in fiscal year 2007 to comply with the Sarbanes-Oxley Act, to improve our internal control over financial reporting and procedures in our accounting organization and for professional fees related to the review of our historical stock option and stock grants. We do not currently have an estimate of these future costs.

Research and Development Expenses

Research and development expenses decreased $2,799,761 to $1,909,834, or 21% of total revenues, for the year ended September 30, 2006, compared to $4,709,595, or 46% of total revenues, for the year ended September 30, 2005. This decrease in research and development expenses was primarily due to: a $1,734,916 decrease in personnel and related expenses, of which $240,075 was a decrease in non-cash compensation; a $520,484 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; a $118,789 decrease in outside consulting fees associated with product design; and a $89,338 decrease in small tools, equipment and supplies.

Included in research and development expenses for the year ended September 30, 2006 was $35,406 of SFAS No. 123(R) stock-based compensation costs. A total of $245,183 of non-cash compensation costs was included for the year ended September 30, 2005 for the extension of time to exercise stock options and $30,298 resulting from the voluntary review of historical stock option grants described above. During fiscal years 2006 and 2005, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal year ended September 30, 2006 and 2005 by $1,039 and $40,916.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. Based on current plans and engineering staffing, we expect fiscal year 2007 research and development costs to be comparable to fiscal year 2006.

Loss From Operations

Loss from operations was $8,595,922 for the year ended September 30, 2006 compared to a loss from operations of $9,532,101 for the year ended September 30, 2005. The decrease in loss from operations resulted primarily from the decrease in research and development expenses, partially offset by the decrease in gross profit.

Other Income (Expense)

During the year ended September 30, 2006, we earned $264,256 of interest income on our cash balances and incurred $833 of interest expense. Other income for the year ended September 30, 2006 included $624,700 related to the increase in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants.

At September 30, 2006 our long term derivative warrant instrument was $1,221,300. We must make certain assumptions and estimates to value our derivative warrant instrument periodically. Factors affecting the amount of this liability include changes in our stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on our consolidated financial statements each period. The derivative liability associated with our July 2005 sale of common stock and warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside our control.

Net Loss Available to Common Stockholders

Net loss available to common stockholders decreased 30% to $7,707,799, or $0.31, per share for the year ended September 30, 2006, compared to a net loss available to common stockholders of $11,031,451, or $0.51, per share for the year ended September 30, 2005. Imputed deemed dividends and accretion on outstanding preferred stock aggregated $1,796,426 for the year ended September 30, 2005. No preferred stock was outstanding during the year ended September 30, 2006.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2005 and 2004

Revenues

Revenues increased $4,442,997, or 77%, in the fiscal year ended September 30, 2005 to $10,195,546 compared to $5,752,549 for the fiscal year ended September 30, 2004. Fiscal year 2005 revenues included $10,013,215 of product sales and $182,331 of contract and license revenues. Fiscal year 2004 revenues included $5,581,936 of product sales and $170,613 of contract and license revenues. The increase in fiscal year 2005 revenues resulted primarily from a 126% increase in LRAD product revenues to $8,821,366 from $3,907,291 in 2004.

Commercial Group Revenues—The Commercial Group reported net revenues of $1,754,319 in the fiscal year ended September 30, 2005, representing an 88% increase from net revenues of $933,373 in fiscal year 2004. Product sales were $1,674,902 and $933,373, and contract and license revenues were $79,417 and $0 in fiscal years 2005 and 2004. The increase in product sales in fiscal year 2005 resulted primarily from increased LRAD sales to commercial and maritime customers offset by decreased HSS sales of older generation product in anticipation of the shipment of a new generation of HSS product that commenced in the fourth quarter of fiscal year 2005.

In the fiscal year ended September 30, 2005, we entered into a license agreement that contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement does not qualify for multiple element accounting and thus revenue will be properly recognized ratably over the three year term of the agreement.

In fiscal year 2005, we recognized $54,167 in contract revenues representing the ratable monthly earned revenue under the three year agreement. At September 30, 2005, $95,833 remained unearned under this agreement and has been recorded as deferred revenue. At September 30, 2005, we had aggregate deferred license revenue of $395,833 representing amounts collected from Commercial Group license agreements in advance of recognized earnings.

Government and Military Group—Government and Military Group revenues for the fiscal year ended September 30, 2005 were $8,441,227 compared to $4,819,176 for the fiscal year ended September 30, 2004, representing a 75% increase. Product sales were $8,338,313 and $4,657,638, and contract and license revenues were $102,914 and $161,538 in fiscal years 2005 and 2004. The increase in LRAD revenues in fiscal year 2005 was primarily the result of shipments associated with a $4.9 million order received in December 2004 from ADS, Inc. for delivery of LRAD units to the US Army.

Gross Profit

Gross profit for the fiscal year ended September 30, 2005 was $4,411,492, or 43% of revenues, compared to $2,178,615, or 38% of revenues, for the fiscal year ended September 30, 2004. The increase in gross profit in fiscal year 2005 was principally the result of the increased sales of our higher margin LRAD products, partially offset by increased reserves for inventory obsolescence. We increased our inventory valuation reserve by $389,334 in the fourth quarter of fiscal 2005. This increase resulted from HSS parts that became obsolete upon completion of the design of our H450 HSS product, and from LRAD parts which are no longer required due to our shift in emphasis from large, remote controlled installations to standard and portable installations. This obsolescence adjustment contributed to an overall negative gross margin in the fourth quarter.

Gross loss for our Commercial Group was $494,946 and $586,230 in fiscal years 2005 and 2004, respectively, primarily as a result of insufficient margins earned on product sales to offset the allocation of manufacturing overhead to this segment of our business. Gross profit for our Government Group was $4,906,438 in the fiscal year ended September 30, 2005, or 58% of revenue, compared to $2,764,845 for the fiscal year ended September 30, 2004, or 57% of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended September 30, 2005 increased $3,781,480 to $9,233,998, or 91% or revenues, compared to $5,452,518, or 95% of revenues, in the fiscal year ended September 30, 2004. The increase in selling, general and administrative expenses year on year was primarily attributed to $534,706 for increased personnel and related expenses; $776,093 for increased consulting, accounting and auditing expenses primarily as a result of the Sarbanes-Oxley Act of 2002; $723,572 for increased legal fees primarily associated with the costs of an abandoned equity line financing, increased SEC reporting cost and litigation costs; and $752,077 for increased travel, commissions, demonstration equipment and trade show activity due to and resulting in higher sales.

We incurred non-cash compensation expenses in fiscal years ended September 30, 2005 and 2004 of $146,658 and $294,738. This included $21,780 and $65,863, respectively, from extending the exercise period of options for certain terminated employees on 7,250 and 28,438 shares of common stock, due to stock trading restrictions. In fiscal year 2005, we also recorded $57,619 for option expense relating to options for 68,125 shares held by an officer who transitioned from employee to consultant, and $6,160 of non-cash compensation expense for the value of 10,000 options granted to a non-employee. We also recorded non-cash stock compensation expenses of $61,099 and $228,875 in the fiscal years ended September 30, 2005 and 2004 resulting from the voluntary review of our historical stock option grants described above. During fiscal years 2005 and 2004, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal year ended September 30, 2005 and 2004 by $40,916 and $37,798.

Research and Development Expenses

Research and development expenses increased $1,487,734 to $4,709,595, or 46% of revenues, in fiscal year 2005, compared to $3,221,861, or 56% of revenues, in fiscal year 2004. The increase in research and development expenses year on year was primarily due to: a $1,187,593 increase in personnel and related expenses, of which $87,024 was non-cash compensation, and a $281,236 increase in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005.

Loss From Operations

Loss from operations was $9,532,101 in the fiscal year ended September 30, 2005, compared to a loss from operations of $6,495,764 in fiscal year 2004. The increase in fiscal year 2005 loss from operations resulted primarily from the increase in research and development and increased selling, general and administrative expenses as we increased the development effort on our H450 and LRAD products and sales and marketing expenses. We also incurred significant expense in evaluating our system of internal controls for compliance with the Sarbanes-Oxley Act of 2002.

Other Income (Expense)

In fiscal year 2005, we earned $84,510 of interest income on our cash balances, incurred $93,457 of interest expense and incurred $743,977 of non-cash interest expense associated with the acceleration of the write off of the debt discount associated with warrants issued as part of our December 2004 note financing. Other income for fiscal year 2005 included $1,233,259 of unrealized gain on derivative revaluation, including $183,259 related to the decrease in the fair value of a warrant issued in connection with our December 2004 equity financing line, and $1,050,000 related to the decrease in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants. In the fiscal year ended September 30, 2005, we recognized a warrant impairment charge of $183,259 representing remaining warrant derivative instrument liability, after crediting prepaid transaction costs, when we terminated the equity financing line and the warrant in July 2005. At September 30, 2005 our short term and long-term derivative liability was $1,846,000.

In fiscal year ended September 30, 2004, we earned $58,056 of interest on our cash balances and incurred $2,889 of interest expense.

Net Loss Available to Common Stockholders

Net loss available to common stockholders was increased during fiscal years ended September 30, 2005 and 2004 in computing net loss per share by imputed deemed dividends based on the value of warrants issued in connection with convertible preferred stock. The net loss available to common stockholders was also increased each year by an additional deemed dividend computed from a discount provision in our convertible preferred stock. The imputed deemed dividends were not contractual obligations to pay such imputed dividends. Net loss available to common stockholders was further increased by a 6% accretion (similar to a dividend) on outstanding preferred stock. These amounts aggregated $1,796,426 in fiscal year 2005 (which included $1,739,054 of accelerated accretion due to the conversion of all remaining Series D and Series E Preferred stock during the year) and $1,365,349 in fiscal year 2004 increasing the net loss in each year. Accordingly, the net loss available to common stockholders was $11,031,451 and $7,805,946 in fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities that includes developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales, contract and license fees and financing activities. Cash and cash equivalents at September 30, 2006 was $9,896,342 compared to $10,347,779 at September 30, 2005. The decrease in cash was primarily the result of the operating loss and cash used to support other activities offset by equity proceeds during the year. In August 2006, we completed an equity financing that provided net proceeds of approximately $9 million. We also obtained approximately $2.1 million from the exercise of options and warrants during the year.

Other than cash and cash equivalents and our balance of accounts receivable, we have no other unused sources of liquidity at this time. We have developed an operating plan for fiscal 2007 and believe we have adequate financial resources to execute the plan and to sustain operations for the next twelve months. Our operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development, and selling, general and administrative costs. Nevertheless, our operating results will depend on future product sales levels and other factors, some of which are beyond our control. There can be no assurance that we can achieve positive cash flow or profitability. If required, we have some flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins; and

•	product acceptance in new markets.

Principal factors that could affect our availability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position, our order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund operations for the next twelve months.

Cash Flows

Operating Activities

Our net cash used in operating activities was $10,787,102 for the fiscal year ended September 30, 2006 compared to $8,801,922 for the fiscal year ended September 30, 2005 and $6,030,043 for the fiscal year ended September 30, 2004. Cash used in operating activities for the fiscal year ended September 30, 2006 included: the $7,707,799 net loss, reduced by expenses not requiring the use of cash of $2,254,412; a $62,125 decrease in prepaid expenses; a $81,678 decrease in accounts payable and accrued liabilities; a $247,271 decrease in the warranty provision; a $2,693,851 increase in inventories (net of obsolescence reserve); a net unrealized gain of $624,700 on derivative revaluation; and a $1,748,340 increase in trade accounts receivable.

At September 30, 2006, we had working capital of $12,658,863 compared to working capital of $9,525,708 at September 30, 2005. This increase was primarily a result of the August 2006 equity financing.

At September 30, 2006, we had trade accounts receivable of $2,055,132. This compares to $880,276 in trade accounts receivable at September 30, 2005. The level of trade accounts receivable at September 30, 2006 represented approximately 84 days of revenues compared to 32 days of revenues at September 30, 2005. The increase in days was due to increased shipments of products in the last 30 days of the fourth quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

In December 2006, one of our distributors in Europe filed for bankruptcy. We have increased our allowance for doubtful accounts by the approximately $400,000 owed to us by this debtor, which allowance is reflected in trade accounts receivable at September 30, 2006.

During fiscal 2006 we incurred warranty costs totaling $247,271 consisting primarily of costs associated with deficiencies in the manufacturing process for our HSS H450 units. At September 30, 2006, we had a warranty reserve of $805,162 that included $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for capital expenditures was $490,722, $480,926 and $395,932 in the fiscal years ended September 30, 2006, 2005, and 2004. Cash used for investment in new patents was $169,205, $275,587 and $346,818 in the fiscal years ended September 30, 2006, 2005 and 2004. We anticipate continued capital expenditures for patents in fiscal 2007 but expect other capital expenditures to decrease as we have completed the move to our new facility other than the installation of a clean room scheduled to commence November 2006.

Financing Activities

During the fiscal years ended September 30, 2006, 2005, and 2004, we financed the shortfall in our working capital requirements primarily through the sale of common and preferred stock and warrants, promissory notes and the exercise of stock options and warrants. In fiscal year 2006, we received $8,904,798 of net cash proceeds from the sale of common stock and warrants (net of offering costs), and $2,096,315 of proceeds from the exercise of options and warrants. In fiscal year 2005, we received $13,171,824 of net cash proceeds from the sale of unsecured promissory notes, common stock and warrants (net of offering costs and repayment of the unsecured promissory notes), and $2,566,389 of proceeds from the exercise of options and warrants. In fiscal year 2004, we received cash proceeds from the exercise of options and warrants and from promissory notes of $1,111,317.

The following paragraphs summarize additional information regarding our August 2006 financing transaction.

In August 2006, we sold 4,870,512 shares of common stock at a purchase price of $1.95 per share. We also issued warrants to the investors to purchase 1,948,204 shares of common stock at an exercise price of $2.67 per share. The warrants are exercisable from February 7, 2007 until August 6, 2010.

The gross proceeds from this financing were approximately $9.5 million. We incurred financing and closing costs of approximately $600,000. We are using net proceeds for working capital purposes. We entered into a registration rights agreement with the investors and agreed to file a registration statement on or before 30 days after closing to register for resale the purchased shares as well as the shares that may be purchased under the warrants. We also agreed to have this registration statement declared effective as soon as possible and in any event within 90 days after the closing. We also agreed to use our best efforts to keep the registration statement effective for five years after the date the registration statement is declared effective, or the earlier date when all of the shares covered by this prospectus have been sold or may be sold without volume restrictions in accordance with Rule 144(k) under the Securities Act. If we do not comply with our registration obligations, we agreed to pay to each selling stockholders liquidated damages in the amount of 0.0165% of the amount paid for shares then held until 180 days after the closing and 0.033% per day thereafter, but not to exceed a total of 20% of the total purchase price paid by each selling stockholder for the shares then held by such holder. We have also agreed to pay liquidated damages in that amount during any time that the exercisability of the warrants is suspended. We incurred a liquidated damages of $7,835 for filing the registration statement five days after the contractual filing date. The registration statement was declared effective by the SEC on September 25, 2006. See “Contractual commitments and Commercial Commitments” below for more information.

We also agreed to submit the financing to a vote of our stockholders for approval prior to June 2007. We further agreed that, subject to certain exceptions, if during the period until one year following effectiveness of the registration statement we sell shares of our common stock, or options or warrants to purchase shares of its common stock, in a private placement or in a public offering using a Form S-3, the purchasers will have certain rights of first refusal to participate in the financing. We have also agreed to indemnify the purchasers for certain losses, claims, damages and liabilities, including liabilities under the Securities Act.

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

As a result of the anti-dilution provisions contained in the warrants we issued in July 2005, the August 2006 financing resulted in the adjustment of the exercise price of the July 2005 warrants from $6.36 to $5.44, and the number of shares of common stock for which those warrants are exercisable will adjust in inverse proportion, adjusting those warrants from an aggregate of 717,213 shares to an aggregate of 838,489 shares of our common stock for which the warrants are exercisable. Those warrants will expire on July 18, 2009.

As a result of the anti-dilution provisions contained in the warrants we issued in July 2003, the August 2006 financing resulted in the adjustment of the exercise price of July 2003 warrants from $6.55 to $5.59 (the original exercise price of $6.75 was adjusted to $6.55 in connection with our issuance of common stock in July 2005). Those warrants will expire on July 10, 2007 and are exercisable for an aggregate of 272,729 shares of our common stock.

As a result of the anti-dilution provisions contained in the warrants we issued in May 2002, the August 2006 financing resulted in the adjustment of the exercise price of the May 2002 warrants from $3.01 to $1.85 (the original exercise price of $4.50 was adjusted to $3.01 in connection with our issuance of Series E Preferred Stock). Those warrants will expire on March 31, 2007 and are exercisable for an aggregate of 451,880 shares of our common stock.

As a result of the anti-dilution provisions contained in the warrants we issued in September through October 2001, the August 2006 financing resulted in the adjustment of the exercise price of the 2001 warrants from $2.00 to $1.95. Those warrants will expire on September 30, 2006 and are exercisable for an aggregate of 617,500 shares of our common stock. However, the repricing of these warrants will not apply to the warrant for 125,000 shares held by a family trust of Elwood G. Norris, our Chairman.

In connection with these adjustments, we recorded deemed dividends of $504,756 that were recorded as charges to retained deficit with a corresponding credit to additional paid-in capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obilgations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,729,025	$392,823	$743,752	$592,450	$—
Purchase commitments	$1,939,312	$1,939,312	$—	$—	$—

Total contractual cash obligations	$3,668,337	$2,332,135	$743,752	$592,450	$—

As a result of the filing of our Form 10-K for the fiscal year ended September 30, 2006 past the extended December 29, 2006 due date, the effective registration statements related to the securities purchased in our August 2006, July 2005 and July 2003 financings are not presently available for use. If the unavailability continues for more than twenty trading days following January 3, 2007, we will be obligated to pay daily liquidated damages to the holders of shares purchased in August 2006 equal to 0.033% of the amount paid for the shares still held (maximum of $95,400 per month), liquidated damages to the holders of securities purchased in July 2005 of 0.033% of the amount paid for securities still held by the holders (with the purchase price allocated proportionately to shares held and shares underlying unexercised warrants; maximum of $140,000 per month), and liquidated damages to the holders of warrants purchased in July 2003 and still held equal to 0.01% of the amount paid for securities purchased in the July 2003 financing (representing the allocation of the maximum liquidated damages to warrant shares, since liquidated damages are no longer payable with respect to the shares sold in that financing; maximum of $30,000 per month).

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are currently evaluating the effect SAB No. 108 will have on our financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with our second quarter of fiscal 2007. We are currently evaluating the effect EITF 06-3 will have on the presentation of our financial statements.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140 (SFAS 156), which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. FAS 156 is effective for fiscal years beginning after September 15, 2006. However, companies can adopt the standard early as long as they have not yet issued financial statements, including financial statements for any interim period, for the fiscal year in which early adoption is elected. We do not expect SFAS No. 156 to affect our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We do not intend to issue or acquire the hybrid instruments included in the scope of SFAS 155 and we do not expect the adoption of SFAS 155 to affect our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FASB Interpretation No. 48 to affect our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are currently exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents. Based on our balance of cash and cash equivalents of $9.9 million at September 30, 2006, a change of one percent in interest rate would cause a change in interest income of approximately $98,963. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Our results of operation are currently exposed to market risk related to the fluctuation in value of certain warrants to purchase our common stock that we value as derivative liabilities. Pursuant to EITF Issue 00-19, we revalue these warrants periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense in our statements of operations. See “Derivative Financial Instruments” and Note 6 (Capital Stock) in our financial statements for more information about these warrants and the application of EITF Issue 00-19 to these warrants. In connection with the warrant revaluations described above, we recognized unrealized non-cash gains of $624,700 and $1,233,259 for the years ended September 30, 2006 and 2005. These gains had a material impact on our results of operations. At September 30, 2006, the value of the warrants was $1,221,300; and a ten percent change in this value would have resulted in an additional unrealized non-cash gain or loss of approximately $122,000.

We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our operations in the United Kingdom and Hong Kong incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2006 was not material.

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

We have provided BDO with a copy of the statements contained in this report and have requested that BDO furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not BDO agrees with the statements herein, and if not, in what respects BDO does not agree.

On July 6, 2005, our audit committee engaged Swenson Advisors, LLP as our principal independent registered public accounting firm, which firm audited our financial statements for the fiscal years ended September 30, 2005 and 2006.

Item 9A. Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our President, Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 due to the material weaknesses in internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management identified three material weaknesses in internal control over financial reporting. A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In December 2006, in connection with the audit of our financial statements for the year ended September 30, 2006 and management’s assessment of the effectiveness of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2006, any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

Inventory Valuation

In December 2005, we determined that controls that we had established for inventory valuation were not properly applied in connection with our financial statement closing process for the year ended September 30,

2005. This failure to apply existing controls relative to inventory valuation resulted both from lack of experienced accounting and operations personnel, the lack of proper supervision of such personnel, and the unexpected departure of personnel responsible for the application of such controls. This material weakness resulted in incorrect valuation and proper pricing of our inventory at our fiscal year ended September 30, 2005, thereby resulting in an audit adjustment to our fiscal year 2005 annual financial statements.

We hired new accounting personnel in November and December 2005, and in the first and second quarters of 2006, we documented closing procedures for these personnel to follow in properly computing the cost of inventory on a net realizable basis. A full inventory count was performed at the end of each of the first three quarters of fiscal 2006 to ensure that we accounted for all inventory and an inventory revaluation was performed at December 31, 2005 and at June 30, 2006 to revalue inventory in accordance with our policies. At June 30, 2006 we modified our inventory module in our accounting system to value all inventory transactions at FIFO rather than on a standard cost basis and at September 30, 2006 we agreed the pricing of all items to supporting purchase invoices and other appropriate documentation. However, controls that we have established for inventory valuation were not properly applied in connection with our financial statement closing process for the quarters ended March 31 and June 30, and resulted in adjustments to our financial statements discovered during the reviews of those quarters by our independent registered public accounting firm. In the fourth quarter of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management concluded that the internal controls over Inventory Valuation have been significantly improved. However, there has not been sufficient time to fully evaluate these remediation efforts, and accordingly, there remains a risk that the remedial measures we have implemented will not cure the material weakness identified.

Stock Option Accounting

As further described in the Explanatory Note to this report and in Note 1 to the consolidated financial statements included in this report, management and the Audit Committee determined on December 15, 2006 that as a result of errors in the determination of measurement dates for a number of stock options granted prior to December 31, 2003, we would restate our previously issued financial statements for fiscal years ended September 30, 2005, 2004 and 2003, including 2002 and 2001 data, and that accordingly, our financial statements and the related reports of Swenson Advisors, LLP and BDO Seidman, LLP, and all related earnings press releases and communications relating to fiscal years 2005, 2004 and 2003, including 2002 and 2001 data, the quarterly reports on Form 10-Q filed with respect to each of these fiscal years and the financial statements included in the our quarterly reports on Form 10-Q for the interim periods of fiscal year 2006, should not be relied upon.

On July 28, 2006, the Public Company Accounting Oversight Board issued Staff Audit Practice Alert No. 1—Matters Related to Timing and Accounting for Option Grants, directing registered public accounting firms to perform additional review procedures related to their audit clients’ stock option granting practices. On September 19, 2006, the Office of the Chief Accountant of the SEC issued a letter to industry describing that office’s views on historical stock option accounting issues. In anticipation of the further audit procedures to be performed by our independent registered public accounting firm, our human resources and finance staff initiated in September 2006 a voluntary review of stock options granted during fiscal years 2002 to 2006. Following submission of our financial statements to our independent registered public accounting firm in November 2006 the Audit Committee engaged our outside counsel to perform further confirming procedures in November and December 2006. The information reviewed by outside counsel and evaluated using the standards articulated in the Office of the Chief Accountant’s letter indicated that measurement dates for accounting purposes might differ from recorded dates used for certain grants made from fiscal 1998 to fiscal 2004.

In light of these events, the Audit Committee expanded the scope of review to cover the nine fiscal years ending September 30, 2006—reviewing all options granted since October 1, 1997, and also expanded its review to include the timing and documentary support for exercises of stock options, and the grants of a limited number of stock awards. The review was conducted with the continuing assistance of outside counsel, and with outside accounting consultants.

The Audit Committee determined that there existed flaws in our option approval and pricing processes, particularly relating to management’s practices during fiscal 2002 and 2003 of awarding grants prior to soliciting the approval of the Compensation Committee, and the related use of unanimous written consents to approve grants with a date “as of” the date management determined to grant the options, which consents were sometimes circulated after the date of determination, with signatures received back in the days following circulation. In some cases, the company lacks copies of counterpart signatures on unanimous written consents. In certain cases, unanimous written consents were obtained from the Compensation Committee for grants outside of shareholder approved plans, where the compensation committee had not been delegated authority by the Board to make such grants. For a large number of grants made between October 1997 and December 2003, we determined the exercise price based on the reported closing price on the date of grant, rather than the day prior to grant as required under the 1997 Stock Option Plan and the 2002 Stock Option Plan. While the Audit Committee found evidence of a lack of formal process and rigor in documenting the exercise dates of stock options, the Audit Committee found no evidence that exercise dates were manipulated to reduce the taxes owed by option holders, or otherwise to confer improper benefits on option holders.

We determined that this series of events reflected that two material weaknesses in our internal control over financial reporting existed as of September 30, 2006. Specifically, as a result of the voluntary review of our historical stock option grants, management determined that we did not maintain effective controls over the completeness and accuracy of our accounting for and monitoring of our non-cash stock-based compensation expense and related financial statement disclosures, including our recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatement of our consolidated financial statements and related disclosures, as described above. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness. The Company also determined that, as of September 30, 2006, it did not maintain effective controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related financial statement disclosures.

We therefore concluded that, as of September 30, 2006, the Company’s internal control over financial reporting was not effective for the reasons described in the preceding paragraphs. Management’s assessment of the effectiveness of our internal control over financial reporting, as of September 30, 2006, has been audited by Swenson Advisors, LLP, an independent registered public accounting firm, as stated in their attestation report.

American Technology Corporation

January 5, 2007

Remediation of Material Weaknesses

As of September 30, 2006, we have remediated the previously reported material weaknesses in internal control over financial reporting related to the Oversight of Accounting Processes and Personnel, Information and Communications, Monitoring, Fixed Asset Accounting, Accounts Receivable, Accounts Payable and review of derivative revaluation calculation performed by outside consultants. We believe that the internal controls over Inventory Valuation have been significantly improved, although there has not been sufficient time to evaluate whether it has been remediated. With the help of external advisors (other than our independent registered public accounting firm), the following remedial actions have been completed:

Oversight of Accounting Processes and Personnel

In November and December 2005, we hired new accounting department personnel who have the expertise and experience required to perform the functions to report financial results timely and correctly. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer. In such position, she is providing close supervision of accounting personnel to ensure compliance with our controls and procedures. Reconciliations are reviewed consistently, and all journal entries and reconciliations are reviewed and signed by the Chief Accounting Officer.

In the first and second quarters of fiscal 2006, we developed and rolled out clearly defined and enhanced roles and responsibilities for those individuals with responsibilities in the Finance area. Detailed checklists were developed to enhance the financial close process and review functions.

In the third and fourth quarters of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. We undertook this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusion. In reviewing the results from this testing, management has concluded that the internal controls over the oversight of Accounting Processes and Personnel have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Information and Communications

We have hired new accounting and operations personnel, including new management personnel. In December 2005, we designed a procedure for our accounting department to disseminate key information and metrics to senior management beginning in our second quarter of fiscal 2006 in order to support the achievement of financial reporting objectives. In addition, significant financial reporting and cost reporting was implemented in the third quarter to report the financial details and margin analysis.

In the third and fourth quarters of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. We undertook this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusion. In reviewing the results from this testing, management has concluded that the internal controls over Information and Communications have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Monitoring

We have hired new accounting personnel including new management personnel. In December 2005, these personnel were directed to review our monitoring controls, and to the extent necessary, improve monitoring processes to be consistent with the criteria based on the COSO Framework. In December 2005, we promoted Karen Jordan, who joined us in November 2005 as Director of Finance, to Chief Accounting Officer; and in such position, she is providing close supervision of accounting personnel to ensure compliance with our controls and procedures. In the first and second quarters of 2006, we developed and rolled out clearly defined and enhanced roles and responsibilities for those individuals with responsibilities in the finance area. Detailed checklists were developed to enhance the financial close process and review functions.

In the third and fourth quarters of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. We undertook this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusion. In reviewing the results from this testing, management has concluded that the internal controls over Monitoring have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Inventory Valuation

A root cause analysis was performed on all control deficiencies. Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented during 2006 for all of the relevant processes that are critical to our quarterly and annual reporting requirements.

Detailed checklists were developed to enhance the financial close process and inventory valuation functions.

A full inventory count was performed at the end of each of the first three quarters to ensure that we accounted for all inventory and an inventory revaluation was performed at December 31, 2005 and at June 30, 2006 to revalue inventory in accordance with our policies. At June 30, 2006 we modified our inventory module in our accounting system to value all inventory transactions at FIFO rather than on a standard cost basis and at September 30, 2006 we agreed the pricing of all items to supporting purchase invoices and other appropriate documentation. Controls that we have established for inventory valuation were not properly applied in connection with our financial statement closing process for the quarters ended March 31 and June 30, and resulted in adjustments to our financial statements discovered during our quarterly review by our independent auditors.

In the fourth quarter of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over Inventory Valuation were functioning adequately for the quarter ended September 30, 2006. However, there has not been sufficient time to evaluate whether it has been remediated.

Fixed Asset Accounting

A root cause analysis was performed on all control deficiencies. Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the first quarter of 2006 and followed in the second, third and fourth quarters of 2006 for all of the relevant processes that are critical to our quarterly and annual reporting requirements.

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

In the fourth quarter of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over Fixed Asset Accounting have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Accounts Receivable

A root cause analysis was performed on all control deficiencies. Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the first quarter of 2006 and followed in the second, third and fourth quarters of 2006 for all of the relevant processes that are critical to our quarterly and annual reporting requirements.

Detailed checklists were developed to enhance the financial close process, revenue recognition policy and review functions.

Accounting personnel have followed control procedures managing accounts receivable and periodic reconciliation of accounts receivable with customers consistent with our closing processes.

In the third and fourth quarters of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over Accounts Receivable have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Accounts Payable

A root cause analysis was performed on all control deficiencies. Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the first quarter of 2006 and enhanced and followed in the second, third and fourth quarters of 2006 for all of the relevant processes that are critical to our quarterly and annual reporting requirements.

In November 2005, we implemented a policy for all company personnel to follow our controls and procedures related to incurring liabilities, including purchasing procedures and properly identifying and recording accounts payable. Detailed checklists were developed to enhance the financial close process relating to accounts payable and accruals.

In the third and fourth quarters of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over Accounts Receivable have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Review of Derivative Revaluation Calculation performed by Outside Consultants

A root cause analysis was performed on all control deficiencies. Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the fourth quarter of 2006 for all of the relevant processes that are critical to our quarterly and annual reporting requirements.

The derivative revaluation calculation was performed quarterly from October 1, 2005 to June 30, 2006 and then monthly thereafter on July 31, August 31, and September 30. The workpapers were reviewed extensively for correct data.

In the fourth quarter of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over work performed by outside consultants have been significantly improved and that the above referenced material weakness in internal control over financial reporting has been remediated as of September 30, 2006.

Changes in Internal Controls

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On October 18, 2006, we entered into a release and settlement agreement with Alan J. Ballard, a former executive officer, pursuant to which we agreed to pay to Mr. Ballard a total gross sum of $90,000, consisting of severance pay and non-wage damages, in consideration of Mr. Ballard’s general release of claims against us. This disclosure is provided in lieu of Item 1.01 of Form 8-K.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the Proxy Statement).

Item 10. Directors and Executive Officers of the Registrant.

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

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following consolidated financial statements are filed as part of this report under “ Item 8. Financial Statements and Supplementary Data.”

Consolidated Financial Statements and Schedules:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004

Summary of Accounting Policies

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

(Schedules I, III, IV and V are not applicable and have therefore been omitted.)

Exhibits:

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Incorporated by reference to Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Incorporated by reference to Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Incorporated by reference to Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.3.2	Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated August 1, 2005. Incorporated by reference to Exhibit 10.3.2 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.3.3	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005. Incorporated by reference to Exhibit 10.3.3 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Incorporated by reference to Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.5.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.6	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.7	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.8	Securities Purchase Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.9	Registration Rights Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.10	Form of Common Stock Warrant exercisable until July 10, 2007 granted to investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.11	Separation and Release Agreement with Kalani Jones dated October 20, 2005. Incorporated by reference to Exhibit 10.13.1 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.12	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.13	Table of Inducement Grants. Incorporated by reference to Exhibit 10.16 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.14	Form of Special Stock Option. Incorporated by reference to Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.15	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005. Incorporated by reference to Exhibit 10.52 on Form 10-K/A for year ended September 30, 2005, dated January 30, 2006.

10.16	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell. Incorporated by reference to Exhibit 10.28 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.17	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.18	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.19	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.20	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated July 8, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2005, dated August 9, 2005.

10.21	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Incorporated by reference to Exhibit 10.39 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.22	Form of Unsecured Subordinated Promissory Note. Incorporated by reference to Exhibit 10.40 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.23	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.24	Employment offer letter for Bruce Gray effective March 21, 2005. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.25	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.26

Commission Plan for Bruce Gray pursuant to Employment letter dated March 21, 2005, approved by the board of directors on September 28, 2005. Incorporated by reference to Exhibit 10.34 on

Form 10-K for year ended September 30, 2005, dated December 29, 2005. +^

10.26.1	Settlement Agreement with Bruce Gray dated October 4, 2006. +*

10.27	Securities Purchase Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.28	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.29	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.30	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.31	Engagement letter with Olympus Securities, LLC dated July 15, 2005. Incorporated by reference to Exhibit 99.5 on Form 8-K filed July 19, 2005.

10.32	2005 Equity Incentive Plan as amended August 5, 2005. Incorporated by reference to Exhibit 10.9 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.33	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.34	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.35	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.36	Settlement Agreement and Mutual Release with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.14 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.37	Registration Rights Agreement with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.38	Employment Agreement with James Croft III dated February 28, 2000. Incorporated by reference to Exhibit 10.46 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.39	Employment Letter Agreement with John R. Zavoli dated October 17, 2005. Incorporated by reference to Exhibit 10.47 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.40	Settlement Agreement with John R. Zavoli dated September 22, 2006. +*

10.41	Settlement Agreement with Alan J. Ballard dated October 18, 2006. +*

10.42	Employment letter of Rose Tomich-Litz dated November 29, 2005. Incorporated by reference to Exhibit 10.49 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.43	Settlement Agreement with Rose Tomich-Litz dated October 18, 2006. +*

10.44	Employment letter of Karen Jordan dated October 26, 2005, 2005. Incorporated by reference to Exhibit 10.50 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.45	Sublease between ATC and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.46	Employment Letter Agreement with David Carnevale dated January 12, 2006. Incorporated by reference to Exhibit 10.8 on Form 10-Q for the quarter ended December 31, 2005, dated February 19, 2006. +

10.46.1	Settlement Agreement with David Carnevale dated October 24, 2006. +*

10.47	Employment Agreement with Steven D. Stringer dated February 24, 2006. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.+

10.47.1	Settlement Agreement with Steven D. Stringer dated September 20, 2006.+ *

10.48	Employment Agreement with James Taylor dated February 17, 2006. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.+

10.48.1	Settlement Agreement with James Taylor dated September 22, 2006. +*

10.49	Securities Purchase Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K filed August 8, 2006.

10.50	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.51	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.52	Engagement Letter, dated July 27, 2006. Incorporated by reference to Exhibit 99.4 on Form 8-K filed August 8, 2006.

10.53	Waiver Notice of Norris Family 1997 Trust. Incorporated by reference to Exhibit 99.5 on Form 8-K filed August 8, 2006. +

10.54	Employment Letter Between American Technology Corporation and Thomas R. Brown Dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006. +

16.	Letter re: Change in Certifying Accountant

16.1	Letter from BDO Seidman, LLP dated July 6, 2005. Incorporated by reference to Exhibit 16.1 to Form 8-K filed on July 6, 2005.

23.	Consents of Experts and Counsel

23.1	Consent of Swenson Advisors, LLP.*

23.2	Consent of BDO Seidman, LLP.*

24.	Power of Attorney

24.1	Power of Attorney.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibits 10.21, 10.22, 10.23 and 10.53 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

American Technology Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Technology Corporation:

We have completed an integrated audit of American Technology Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion, based on our audit, is presented below.

Consolidated financial statements and consolidated financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15, excluding Schedule II, present fairly, in all material respects, the consolidated financial position of American Technology Corporation as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement Schedule II listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that American Technology Corporation did not maintain effective controls over financial reporting as of September 30, 2006, because of the effect of the Company not maintaining effective controls over the accounting for the valuation of inventory, not maintaining effective controls over stock option and related compensation expense accounting, and not maintaining effective controls over the accounting for income taxes, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2006:

•	Inventory valuation

Controls that the Company established for inventory valuation were not properly applied in connection with the consolidated financial statement closing process for the years ended September 30, 2005 and 2006. This failure to apply existing controls relative to inventory valuation resulted both from lack of experienced accounting and operations personnel, the lack of proper supervision of such personnel, and the unexpected departure of personnel responsible for the application of such controls. The remediation efforts to cure this material weakness were not operative for a sufficient period of time to fully evaluate their effectiveness as of September 30, 2006.

•	Stock option and related compensation expense accounting

The Company did not maintain effective controls over the completeness and accuracy of accounting for and monitoring of non-cash stock-based compensation expense and related consolidated financial statement disclosures, including the recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatements of the consolidated financial statements and related disclosures for the years ended September 30, 2004 and 2005. Additionally, this weakness could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and consolidated financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected.

•	Income taxes

The Company did not maintain effective controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related consolidated financial statement disclosures. The Company identified this weakness during the review of historical stock option grants, resulting in the restatement of the consolidated financial statements and related disclosures.

These control deficiencies were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, American Technology Corporation has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Swenson Advisors LLP

San Diego, California

January 5, 2007

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Technology Corporation

San Diego, California

We have audited the accompanying statements of operations, stockholders’ equity (deficit), and cash flows of American Technology Corporation for the year ended September 30, 2004. We have also audited the related fiscal 2004 financial statement schedule listed as Schedule II in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of American Technology Corporation for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the financial statements for the year ended September 30, 2004 have been restated.

Also, in our opinion, the related fiscal 2004 financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO Seidman, LLP

Costa Mesa, California

November 10, 2004, except for Note 1

as it pertains to fiscal years ended 2004

and prior, as to which the date is January 5, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

American Technology Corporation

Consolidated Balance Sheets

	September 30,
	2006	2005
		(as restated—see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$9,896,342	$10,347,779
Trade accounts receivable, less allowance of $687,027 and $125,000 for doubtful accounts	2,055,132	880,276
Inventories, net of $11,714 and $691,206 reserve for obsolescence	4,449,680	1,799,447
Prepaid expenses and other	139,214	201,339

Total current assets	16,540,368	13,228,841
Equipment, net	693,534	606,871
Patents, net	1,416,012	1,373,158
Deposits	58,265	—

Total assets	$18,708,179	$15,208,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,904,027	$1,985,353
Accrued liabilities:
Payroll and related	759,705	676,932
Deferred revenue	351,658	395,833
Warranty reserve	803,162	248,981
Legal settlements	53,750	71,900
Other	9,203	30,003
Derivative warrant instrument	—	282,000
Capital lease short-term portion	—	12,131

Total current liabilities	3,881,505	3,703,133

Long-Term Liabilities:
Extended warranty	2,000	—
Derivative warrant instrument	1,221,300	1,564,000

Total liabilities	5,104,805	5,267,133

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,083,227 and 24,290,840 shares issued and outstanding respectively	301	243
Additional paid-in capital	74,663,660	62,789,526
Accumulated deficit	(61,060,587)	(52,848,032)

Total stockholders’ equity	13,603,374	9,941,737

Total liabilities and stockholders’ equity	$18,708,179	$15,208,870

See accompanying notes to financial statements

American Technology Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2006	2005	2004
		(as restated—see Note 1)	(as restated—see Note 1)
Revenues:
Product sales	$8,606,840	$10,013,215	$5,581,936
Contract and license	315,819	182,331	170,613

Total revenues	8,922,659	10,195,546	5,752,549
Cost of revenues	6,071,526	5,784,054	3,573,934

Gross profit	2,851,133	4,411,492	2,178,615

Operating expenses:
Selling, general and administrative	9,537,221	9,233,998	5,452,518
Research and development	1,909,834	4,709,595	3,221,861

Total operating expenses	11,447,055	13,943,593	8,674,379

Loss from operations	(8,595,922)	(9,532,101)	(6,495,764)

Other income (expense):
Interest income	264,256	84,510	58,056
Interest expense	(833)	(837,434)	(2,889)
Unrealized gain on derivative revaluation	624,700	1,233,259	—
Warrant impairment expense	—	(183,259)	—

Total other income	888,123	297,076	55,167

Net loss	(7,707,799)	(9,235,025)	(6,440,597)
Dividend requirements on convertible preferred stock	—	1,796,426	1,365,349

Net loss available to common stockholders	$(7,707,799)	$(11,031,451)	$(7,805,946)

Net loss per share of common stock—basic and diluted	$(0.31)	$(0.51)	$(0.40)

Average weighted number of common shares outstanding	25,149,428	21,570,002	19,603,265

See accompanying notes to financial statements

American Technology Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2006, 2005 and 2004	Series D		Series E		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, September 30, 2003 (as reported)	50,000	$—	263,250	$3	19,342,657	$193	$46,095,032	$(36,367,057)	$9,728,171
Prior period adjustments in conjunction with the restatement (Note 1)	—	—	—	—	—	—	724,502	(805,353)	(80,851)

Balance, September 30, 2003 (as restated)	50,000	$—	263,250	$3	19,342,657	$193	$46,819,534	$(37,172,410)	$9,647,320

Issuance of common stock:
Upon exercise of stock options	—	—	—	—	292,573	3	1,061,314	—	1,061,317
Legal settlement and royalty buyout at $4.96 per share	—	—	—	—	50,000	1	247,999	—	248,000
Conversion of Series E preferred stock	—	—	(30,000)	—	98,589	1	(1)	—	—
Exercise of warrants	—	—	—	—	25,000	—	50,000	—	50,000
Value assigned to 28,438 options issued on termination	—	—	—	—	—	—	65,863	—	65,863
Stock-based compensation expense (as restated)	—	—	—	—	—	—	417,332	—	417,332
Net loss for the year (as restated)	—	—	—	—	—	—	—	(6,440,597)	(6,440,597)

Balance, September 30, 2004 (as restated)	50,000	$—	233,250	$3	19,808,819	$198	$48,662,041	$(43,613,007)	$5,049,235

Issuance of common stock:
Upon exercise of stock options	—	—	—	—	237,612	3	830,111	—	830,114
For cash at $4.88 per share, net of offering costs of $828,176	—	—	—	—	2,868,851	29	13,171,795	—	13,171,824
Value assigned to warrants	—	—	—	—	—	—	(2,896,000)	—	(2,896,000)
Conversion of Series D preferred stock	(50,000)	—	—	(1)	129,259	1	—	—	—
Conversion of Series E preferred stock	—	—	(233,250)	(2)	801,306	8	(6)	—	—
Exercise of warrants	—	—	—	—	407,068	4	1,736,271	—	1,736,275
Cashless exercise of 25,000 warrants	—	—	—	—	20,425	—	—	—	—
Legal settlement at $8.01 per share	—	—	—	—	17,500	—	140,175	—	140,175
Value assigned to extension of time to exercise 92,675 options	—	—	—	—	—	—	266,963	—	266,963
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	—	—	—	—	—	—	723,000	—	723,000
Stock-based compensation expense (as restated)	—	—	—	—	—	—	155,176	—	155,176
Net loss for the year (as restated)	—	—	—	—	—	—	—	(9,235,025)	(9,235,025)

Balance, September 30, 2005 (as restated)	—	$—	—	$—	24,290,840	$243	$62,789,526	$(52,848,032)	$9,941,737

Issuance of common stock:
Upon exercise of stock options	—	—	—	—	304,375	3	885,937	—	885,940
Upon exercise of warrants	—	—	—	—	617,500	6	1,210,369	—	1,210,375
For stock and warrants at $1.95 per share net of offering costs of $592,700	—	—	—	—	4,870,512	49	8,904,749	—	8,904,798
Antidilution adjustment due to 2006 equity financing	—	—	—	—		—	504,756	(504,756)	—
Stock-based compensation expense	—	—	—	—		—	368,323	—	368,323
Net loss for the year	—	—	—	—	—	—	—	(7,707,799)	(7,707,799)

Balance, September 30, 2006	—	$—	—	$—	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374

See accompanying notes to financial statements.

American Technology Corporation

Consolidated Statements of Cash Flows

	Years ended September 30,
	2006	2005	2004
		(as restated—see Note 1)	(as restated—see Note 1)
Increase (Decrease) in Cash Operating Activities:
Net loss	$(7,707,799)	$(9,235,025)	$(6,440,597)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	463,198	444,566	239,948
Provision for doubtful accounts	573,484	102,492	—
Warranty provision	803,452	71,731	101,671
Provision for obsolete inventory	43,618	784,150	90,000
Loss on disposition of asset	1,298	23,064	—
Stock-based compensation	368,323	422,139	483,195
Impairment of patents	1,039	40,916	37,798
Amortization of debt discount	—	723,000	—
Unrealized gain on derivative revaluation	(624,700)	(1,233,259)	—
Warrant impairment expense	—	183,259	—

Changes in assets and liabilities:
Trade accounts receivable	(1,748,340)	(56,021)	(742,585)
Inventories	(2,693,851)	(1,932,502)	(332,151)
Prepaid expenses and other	62,125	(44,920)	(122,570)
Accounts payable	(81,326)	685,278	695,732
Warranty reserve	(247,271)	(154,667)	(89,254)
Accrued liabilities	(352)	373,877	48,770

Net cash used in operating activities	(10,787,102)	(8,801,922)	(6,030,043)

Investing Activities:
Purchase of equipment	(490,722)	(480,926)	(395,932)
Patent costs paid	(169,205)	(275,587)	(346,818)
Long-term deposits	(58,265)	—	—
Proceeds from sales of patent	60,000
Proceeds from sales of assets	4,875	—	—

Net cash used in investing activities	(653,317)	(756,513)	(742,750)

Financing Activities:
Offering costs paid	(592,700)	(828,176)	—
Proceeds from issuance of common stock	9,497,498	14,000,000	—
Payments on capital lease	(12,131)	(10,967)	(9,914)
Proceeds from issuance of unsecured promissory notes	—	2,000,000	—
Payments on unsecured promissory notes	—	(2,000,000)	—
Proceeds from exercise of common stock warrants	1,210,375	1,736,275	50,000
Proceeds from exercise of stock options	885,940	830,114	1,061,317

Net cash provided by financing activities	10,988,982	15,727,246	1,101,403

Net increase/(decrease) in cash	(451,437)	6,168,811	(5,671,390)
Cash, beginning of period	10,347,779	4,178,968	9,850,358

Cash, end of period	$9,896,342	$10,347,779	$4,178,968

See accompanying notes to financial statements

American Technology Corporation

Notes to the Consolidated Financial Statements

ORGANIZATION AND BUSINESS

American Technology Corporation, a Delaware corporation (the “Company”), is engaged in design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

In February 2006, the Company incorporated a wholly owned subsidiary, “American Technology Holdings, Inc.” The Company plans for this subsidiary to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

LIQUIDITY AND MANAGEMENT’S PLAN

The Company has incurred net losses and negative cash flow from operations for each of the last three fiscal years. The Company historically has financed its operations primarily through the sale of capital stock, exercise of stock options and warrants, sale of notes, and margins from product sales and licensing. The Company had working capital of $12,658,863 and cash on hand of $9,896,342 at September 30, 2006. Management has developed an operating plan for fiscal 2007 and believes the Company has adequate financial resources to execute the plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has significant flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., reserves for accounts receivable and inventory, patent realizability and warranty reserves) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable.

The Company’s cash is placed in quality money market accounts with major financial institutions. This investment policy limits the Company’s exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts but is at risk for approximately $9.5 million.

Concentration of credit risk with respect to the trade accounts receivable is limited due to the wide variety of customers and markets that comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral or other security to support customer receivables.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines delinquency on a case-by-case basis. One customer filed for bankruptcy in December 2006, and the allowance for doubtful accounts was increased by approximately $400,000 representing the full amount owed by this customer.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain sound products, components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2006, the Company used various contract manufacturers and is currently performing assembly of products using components and sub-assemblies from a variety of contract suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company decreased its inventory reserve from $691,206 to $11,714 after disposing of approximately $723,000 of unusable inventory during the year ended September 30, 2006.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and the gain or loss is recorded.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

INTANGIBLES

Purchased technology is carried at cost, and was amortized over three years. Patents are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $1,039, $40,916, and $37,798 of previously capitalized patent costs during the years ended September 30, 2006, 2005 and 2004, respectively.

CAPITAL LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2006, the Company had no capital lease obligations.

LEGAL SETTLEMENTS

Liabilities relating to pending litigation are estimated, where the amount and range of loss can be reasonably determined. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the potential liability related to the pending litigation is assessed and estimates are revised. As of September 30, 2006 and 2005, the Company recorded accruals of $53,750 and $71,900 for contingent liability associated with legal proceedings.

GUARANTEES AND INDEMNIFICATIONS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements determined to be within the scope of FIN No. 45:

The Company provides a one-year warranty for most of its products. See “Warranty Reserves.”

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2006.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product sales (which includes associated engineering and installation), and (ii) contract and license fees.

Product sales are recognized in the periods that products are shipped to customers, FOB shipping point or destination, (per contract when a signed contract exists), the fee is fixed and determinable, collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services.

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

Deferred revenue balances of $351,658 and $395,833 at September 30, 2006 and 2005, respectively, represent amounts received or billed in connection with contract development and license agreements. During fiscal 2005, the Company entered into a technology license agreement and recorded $216,667 and $54,167 of revenue and $68,056 and $95,833 of deferred revenue for the years ended September 30, 2006 and 2005, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are charged against shipping and handling amounts invoiced to customers, and included in cost of revenues. Actual shipping and handling costs were $153,932, $130,763, and $211,502 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

ADVERTISING

Advertising costs are charged to expenses as incurred. The Company expensed $31,082, $67,964, and $69,893 for the years ended September 2006, 2005 and 2004, respectively, for advertising costs.

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

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenue from product sales is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 10 for additional information regarding warranties.

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

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and Emerging Issues Task Force (“EITF”) Issue No. 00-19, the Company values some of the warrants issued in connection with various equity financings as derivative liabilities. The Company makes assumptions and estimates to periodically value derivative liabilities. Factors affecting the amount of this liability include changes in the Company’s stock price and other assumptions. The change in value is non-cash income or expense and the changes in the carrying value of derivatives can have a material impact on the Company’s financial statements. In the fiscal years ended September 30, 2006 and 2005, the Company recognized an unrealized gain on derivative revaluation of $624,700 and $1,233,259, respectively. The derivative liability associated with warrants may be reclassified into stockholders’ equity upon warrant exercise, expiration or other events, and the timing of such events may be outside the Company’s control.

The Company also reviews changes in derivative instruments caused by their terms or by other events. In fiscal 2006 the Company determined that antidilution adjustments to outstanding warrants as a result of an equity financing in August 2006 should be accounted for by analogy to the guidance provided by EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of 98-5 to Certain Convertible Instruments”. These adjustments aggregating $504,756 are treated as a deemed dividend and recorded as an increase in retained deficit and a corresponding increase in additional paid-in capital.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

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

SEGMENT INFORMATION

The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar and other sound products incorporating the Company’s technologies to customers and end-users that employ audio in consumer, commercial, cruise ship security and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the expanding force protection and similar private security markets.

Effective October 1, 2005, the Company changed the composition of its two reportable business segments to reflect a shift in management responsibility for the commercial maritime market from the Government and Military Group to the Commercial Group. Sales to commercial maritime customers for prior periods presented have been reclassified to the Commercial Group to be consistent with the current period presentation. See Note 14.

NET LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. Stock options and warrants exercisable into 5,661,500 shares of common stock were outstanding at September 30, 2006. Stock options and warrants exercisable into 5,648,463 shares of common stock were outstanding at September 30, 2005. Stock options, warrants and convertible preferred stock exercisable into 5,197,557 shares of common stock were outstanding at September 30, 2004. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during fiscal 2005 and 2004 in computing net loss per share by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock (see Note 7). Non-cash imputed deemed dividends are not included in the Company’s stockholders’ equity, as the Company has an accumulated deficit, and therefore were reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends are not contractual obligations of the Company to pay such imputed dividends.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

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

Years Ended September 30,	2006	2005	2004
		(as restated)	(as restated)
Net loss	$(7,707,799)	$(9,235,025)	$(6,440,597)
Imputed deemed dividends on Series D and E warrants issued with preferred stock	—	(592,137)	(448,572)
Imputed deemed dividends on Series D and E preferred stock	—	(1,146,917)	(736,449)
Accretion on preferred stock at 6% stated rate:
Series C preferred stock	—	—	—
Series D preferred stock	—	(9,167)	(30,171)
Series E preferred stock	—	(48,205)	(150,157)

Net loss available to common stockholders	$(7,707,799)	$(11,031,451)	$(7,805,946)

STOCK-BASED COMPENSATION

Share-Based Payments. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No.123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 which the Company has applied in the adoption of SFAS No.123(R). On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS No.123(R). In accordance with the new rule, the accounting provisions of SFAS No.123(R) were effective for the Company beginning in the quarter ended December 31, 2005.

Under SFAS No.123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award). The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS No.123(R) on October 1, 2005, the first day of the Company’s 2006 fiscal year, using a modified prospective application, for recognizing option expense for options issued prior to October 1, 2005. Under the modified prospective application, prior periods are not revised for comparative purposes, but estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The valuation provisions of SFAS No.123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

In November 2005, FASB issued FASB Staff Position No. SFAS No.123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No.123(R).

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Share-Based Compensation Information under SFAS No.123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 8)

Under the provisions of SFAS No.123(R) the Company recorded $368,323 of stock compensation expense for the year ended September 30, 2006. A total of $101,116 of this expense relates to prior year awards vesting after October 1, 2005. $267,207 relate to options granted after the adoption of SFAS No.123(R). The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2006 was $2.18 per share, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Year Ended September 30, 2006
Volatility	66.0% – 70.0%
Risk-free interest rate	3.83% – 5.08%
Forfeiture rate	20.0%
Dividend yield	0.0%
Expected life in years	3.9 – 4.9

The dividend yield is assumed to be zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk free interest rates are based upon amounts published by the Federal Reserve Board. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based upon past experience and employee retention data.

As the amount of share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No.123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5% in the third quarter of fiscal 2006 based on historical experience and were revised to 20% in the fourth quarter. Under the provisions of SFAS No.123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Since the Company has a net operating loss carryforward as of September 30, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended September 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS No.123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the measurement date pursuant to

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. As further described in Note 1, any intrinsic value of options vesting before the adoption of SFAS No. 123(R) has been expensed over the stock option’s vesting period through the adoption date of SFAS No. 123(R).

For purposes of pro forma disclosures under SFAS 123 for the years ended September 30, 2005 and 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the years ended September 30, 2005 and 2004, as restated, were as follows:

Fiscal years ended September 30,	2005	2004
	(as restated)	(as restated)
Net loss available to common stockholders—as restated	$(11,031,451)	$(7,805,946)
Plus: Stock-based employee compensation expense included in reported net loss	344,738	459,288
Less: Stock-based employee compensation expense determined using fair value based method for all awards	(1,266,292)	(1,333,329)

Pro forma net loss available to common stockholders	(11,953,005)	(8,679,987)

Net loss per common share—basic and diluted—pro forma	$(0.55)	$(0.44)

Net loss per common share—basic and diluted—as reported after restatement	$(0.51)	$(0.40)

The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of zero percent for all years; expected volatility of 53 to 61 percent in 2005 and 57 to 75 percent in 2004; risk-free interest rates of 1.83 to 6.72 percent; and expected lives of 2.21 to 5 years.

COMMON STOCK ISSUED FOR SERVICES

The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing stock price on the day prior to the date of issuance.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents at September 30, 2006 and 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the SEC issued Staff Accounting Bulletin No.108 (“SAB 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company is currently evaluating the effects SAB No.108 will have on its financial statements.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with the Company’s second quarter of fiscal 2007. The Company is currently evaluating the effect EITF 06-3 will have on the presentation of its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”—an amendment of FASB Statement No. 140, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. However, companies can adopt the standard early as long as they have not yet issued financial statements, including financial statements for any interim period, for the fiscal year in which early adoption is elected. The Company does not expect SFAS No. 156 to affect the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” Under current generally accepted accounting principles, an entity that holds a financial instrument with an embedded derivative must bifurcate the financial instrument, resulting in the host and the embedded derivative being accounted for separately. SFAS No. 155 permits, but does not require, entities to account for financial instruments with an embedded derivative at fair value thus negating the need to bifurcate the instrument between its host and the embedded derivative. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of SFAS No. 155 and does not expect the adoption of SFAS No. 155 to affect the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect FIN 48 to affect the Company’s financial condition or results of operations.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2006 statement presentation.

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Background Information (Unaudited)

On December 15, 2006, the Company’s Audit Committee determined that the consolidated financial statements for the fiscal years ended September 30, 2005 and 2004 (and for certain prior periods not included in these financial statements) should be restated to record additional non-cash stock-based compensation expense resulting from errors in the determination of measurement dates for a number of stock options granted prior to December 31, 2003.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

The Audit Committee determined that there existed flaws in the Company’s option approval and pricing processes, particularly relating to management’s practices during fiscal 2002 and 2003 of awarding grants prior to soliciting the approval of the Board of Directors or Compensation Committee, and the related use of unanimous written consents to approve grants with a date “as of” the date management determined to grant the options, which consents were sometimes circulated after the date of determination. Signatures on these consents were often received back after the date of circulation, sometimes significantly later. In some cases, the Company has not been able to locate copies of all counterpart signatures for unanimous written consents. Based on a review of the SEC filings of a number of other issuers who have announced restatements related to stock option timing reviews, the Company believes that the practice of dating unanimous written consents with a date as of the intended date of grant was commonplace, and did not in and of itself indicate any intent to manipulate the exercise prices of stock options. The Audit Committee did not discover any instances where the exercise prices of stock options were modified after the “as of” date indicated in unanimous written consents, or any instances in which the failure to obtain all required signatures was used by the Company as a justification for modifying options intended to be granted by virtue of the unanimous written consent. In certain cases, unanimous written consents were obtained from the Compensation Committee for grants outside of stockholder approved plans, where the compensation committee had not been delegated authority by the Board to make such grants. Such grants were later ratified by the full Board. For a large number of grants made between October 1997 and December 2003, the Company determined the exercise price based on the closing price reported on the Nasdaq Stock Market on the date of grant, rather than the day prior to grant as required under the applicable stockholder approved plans. While the Audit Committee found evidence of a lack of formal process and rigor in documenting the exercise dates of stock options, the Audit Committee found no evidence that exercise dates were manipulated to reduce the taxes owed by option holders, or otherwise to confer improper benefits on option holders. Accordingly, no adjustments were recorded to the Company’s consolidated financial statements related to stock option exercises.

The Audit Committee did not encounter any evidence that would indicate intentional wrongful behaviors with respect to the misapplied option measurement dates, stock option exercises or withholding of taxes for stock awards. The Audit Committee believes the errors were not the result of anyone attempting to improve the reported financial results of the Company. All of the deficiencies observed were, in the Audit Committee’s view, attributable to vacillating levels of effectiveness in the Company’s accounting and documentary control procedures, high turnover of executive leadership, a lack of understanding by Company personnel charged with administration of the Company’s stock option plans of the often complex accounting and tax rules related to stock options, the Company’s use of spreadsheets rather than more robust stock option software (which software was first used in 2004, but was not fully implemented until March 2005), and insufficient attention by management to the directives of the Compensation Committee with respect to stock option grant practices. The Audit Committee believes that the problems that led to the measurement date errors had been addressed by the beginning of calendar year 2004, but nonetheless, the Compensation Committee implemented further refinements to the Company’s stock option grant procedures in January 2007 upon conclusion of its review.

While the Audit Committee concluded that incorrect measurement dates or fair market value pricing formulas resulted in approximately 100 grants determined to have unrecorded intrinsic value, the Audit Committee did not find evidence demonstrating that stock options were “back-dated” to coincide with low stock prices. Rather, most of the stock options that require adjustment, require such adjustment because the original grant date has been determined in the review to have not had sufficient finality to support a measurement date, based on standards articulated in a letter dated September 19, 2006 from the Office of the Chief Accountant of the Securities and Exchange Commission, or the Company had determined the exercise price based on the closing price on the day of grant, rather than the day prior to grant, as called for under the Company’s 1997 Stock Option Plan and 2002 Stock Option Plan.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

During the course of this review, the Company identified six instances in which the Company had established measurement dates for accounting purposes for “mass” stock option grants to a broad base of executives, non-executive employees, non-employee directors and consultants prior to the completion of all granting actions considered necessary for the identity of the grantees, the number of shares, and the exercise price to be considered fixed and unchangeable, and accordingly to establish a measurement date for purposes of APB 25. The Company determined that the accounting needs to be adjusted for three of these mass grants, exercisable into a total of 746,803 shares of common stock and 34 other grants exercisable into a total of 1,049,922 shares of common stock, due to increases in the Company’s common stock price from the originally determined measurement dates to the correct measurement dates. The pre-tax impact of these accounting adjustments on the consolidated statements of operations was approximately $1.2 million, which should have been recorded as non-cash stock-based compensation expense within operating expenses over the period from fiscal 1998 through fiscal 2005. In fiscal 2006 the Company began recognizing option expense under SFAS No. 123(R).

The largest impact accounting for 88% of the fiscal 2004 and 90% of the fiscal 2005 adjustment (63% of the overall adjustment for all years) was from a mass grant of 31 options with a grant date of May 9, 2003. The original grant date for these options was established on the basis of the date of completion of a “band schedule” which listed recommended option grants by level of company employees, and contained specific recommendations for the number of shares to be granted under option to a broad class of company employees and consultants. The employees included each of the Company’s executive officers at the time, including Elwood G. Norris and James Croft, both of whom remain executive officers. The Compensation Committee resolutions of the time indicate the “band schedule” was distributed to the Company’s senior management for approval on May 9, 2003, but the options recommended by such schedule were not distributed until June 2003. Form 4’s were filed with respect to the executive officer grants on June 10, 2003. The Audit Committee concluded based on contemporaneous actions of the Compensation Committee that the key option terms necessary to establish a measurement date could not be concluded to be final on May 9, 2003. Accordingly, the Audit Committee determined that under standards articulated in the Office of Chief Accountant’s letter, such granting action could not be deemed to be final until such grants were submitted to the Compensation Committee for approval by unanimous written consent in July 2003, and the signatures of two of the three compensation committee members obtained on July 28, 2003. (The third signature has not been located, but that Compensation Committee member told the Audit Committee that his practice was to sign consents relating to stock option grants promptly following receipt, and he knows of no reason he would have declined to execute this consent.) The Company chose July 28, 2003 as the best measurement date for these grants.

The process for determining the revised measurement dates required judgment and estimates as a result of sometimes incomplete documentation as to the dates for which finality of the identity of the grantees, the number of shares and the exercise price could be established. The Company developed and followed a methodology based on recent SEC and industry guidance to determine measurement dates:

•

In each instance where there were either discrepancies or incompleteness among the plan, the approval documentation, the grant documentation and the Company’s stock option ledger, as to the correct measurement date and fair market value on such measurement date, a judgment was made as to the best date to use. In the case of options approved by unanimous written consent by the compensation committee, the Company used the last date indicated in the fax return headers for signatures of board or committee members that were visible in the Company’s minute book. In cases where options were granted by management and ratified by the Compensation Committee within one year of the date of grant, the Company used the date of ratification. In cases where an option was granted by management and ratified by the Compensation Committee more than one year after the original grant date, the original grant date was used as the best indication of the finality of the grant, as such later ratifications were intended to confirm the Company’s intent to honor such stock options on the terms granted. In

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

cases where the Company’s minutes do not contain schedules referred to in those minutes that list the grants, the schedules were assumed to conform to the terms of the grants actually made pursuant to such consents.

•	For those options which were granted under shareholder approved plans that called for the fair market value of options to be determined based on the closing price prior to the date of grant, the Company determined fair market value on the measurement date based on such plan provision, even though in many cases the minutes and option grant documents used an exercise price determined based on the closing price on the date of grant.

Restatement (audited)

Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) requires compensation cost be measured as the difference between the fair market value of the award at the measurement date, less the amount, if any, that the employee is required to pay. As a result of the revised measurement dates and application of fair market value formulas, the Company recorded additional non-cash stock-based compensation charges in accordance with APB 25 of $1.2 million for the years ended September 30, 1998 through September 30, 2005.

The Company also identified errors with respect to the measurement dates and procedures used for accounting for stock option and warrant grants to certain consultants, resulting in a nominal non-cash stock-based compensation reduction for the years ended September 30, 2001 through September 30, 2005.

As a result of additional non-cash compensation charges, the Company has recorded an additional $200,601 for the fiscal years 2003, 2004 and 2005 associated with tax effects of the incorrect measurement dates, including failure to withhold payroll taxes due on exercises of options formerly classified as Incentive Stock Options (ISOs) under Internal Revenue Service regulations. Substantially all ISO option exercise activity during the periods were already disqualifying dispositions as the stock was sold prior to the requisite holding period.

There is no difference between the gross adjustments described herein and the net effect after taxes as the Company has a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets for all periods presented.

The following table reconciles as previously reported to as restated net loss and accumulated deficit:

	Accumulated deficit as of September 30, 2005	Net loss for the fiscal year ended September 30,		Accumulated deficit as of September 30, 2003
		2005	2004
As previously reported	$(51,414,200)	$(9,086,707)	$(5,960,436)	$(36,367,057)

Increase in net loss and accumulated deficit:
Stock-based compensation expense, net of related tax effects	(1,233,231)	(91,397)	(417,332)	(724,502)
Payroll related expense, net of related tax effects	(200,601)	(56,921)	(62,829)	(80,851)

Total restatement	(1,433,832)	(148,318)	(480,161)	(805,353)

As restated	$(52,848,032)	$(9,235,025)	$(6,440,597)	$(37,172,410)

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

The following table details the components of the beginning accumulated deficit adjustment as of October 1, 2003 by fiscal year:

Fiscal year ended September 30,	Stock-based compensation expense	Payroll related expense	Total
1998	8,270	—	8,270
1999	40,995	—	40,995
2000	68,421	—	68,421
2001	100,205	—	100,205
2002	(13,084)	—	(13,084)
2003	519,695	80,851	600,546

	$724,502	$80,851	$805,353

There was no income tax benefit from the increased stock-based compensation and related expenses during the above periods. The Company’s net deferred tax asset at September 30, 2005, prior to a 100% valuation allowance, increased by $262,000 as a result of the restatement primarily due to stock-based compensation timing differences. The Company has also restated for the understated deferred tax assets from research and development tax credits by $1,347,000 and overstated deferred tax assets from net operating losses by $1,389,000 at September 30, 2005. A valuation allowance has been recorded to offset 100% of net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized (see Note 5).

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the fiscal years ended September 30, 2005 and 2004.

	Years Ended September 30,
	2005			2004
	(as reported)	(adjustments)(1)	(as restated)	(as reported)	(adjustments)(1)	(as restated)
Revenues:
Product sales	$10,013,215		$10,013,215	$5,581,936		$5,581,936
Contract and license	182,331		182,331	170,613		170,613

Total revenues	10,195,546	—	10,195,546	5,752,549	—	5,752,549
Cost of revenues	5,784,054		5,784,054	3,573,934		3,573,934

Gross profit	4,411,492	—	4,411,492	2,178,615	—	2,178,615

Operating expenses:
Selling, general and administrative	9,115,978	118,020	9,233,998	5,160,814	291,704	5,452,518
Research and development	4,679,297	30,298	4,709,595	3,033,404	188,457	3,221,861

Total operating expenses	13,795,275	148,318	13,943,593	8,194,218	480,161	8,674,379

Loss from operations	(9,383,783)	(148,318)	(9,532,101)	(6,015,603)	(480,161)	(6,495,764)

Other income (expense):
Interest income	84,510		84,510	58,056		58,056
Interest expense	(837,434)		(837,434)	(2,889)		(2,889)
Unrealized gain on derivative revaluation	1,233,259		1,233,259	—		—
Warrant impairment expense	(183,259)		(183,259)	—		—

Total other income	297,076	—	297,076	55,167	—	55,167

Net loss	(9,086,707)	(148,318)	(9,235,025)	(5,960,436)	(480,161)	(6,440,597)
Dividend requirements on convertible preferred stock	1,796,426	—	1,796,426	1,365,349	—	1,365,349

Net loss available to common stockholders	$(10,883,133)	$(148,318)	$(11,031,451)	$(7,325,785)	$(480,161)	$(7,805,946)

Net loss per share of common stock—basic and diluted	$(0.50)	$(0.01)	$(0.51)	$(0.37)	$(0.03)	$(0.40)

Average weighted number of common shares outstanding	21,570,002	21,570,002	21,570,002	19,603,265	19,603,265	19,603,265

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of September 30, 2005.

	September 30, 2005
	(as reported)	(adjustments)(1)	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$10,347,779	—	$10,347,779
Trade accounts receivable, net	880,276	—	880,276
Inventories, net	1,799,447	—	1,799,447
Prepaid expenses and other	201,339	—	201,339

Total current assets	13,228,841	—	13,228,841
Equipment, net	606,871	—	606,871
Patents, net	1,373,158	—	1,373,158

Total assets	$15,208,870	$—	$15,208,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,985,353	—	$1,985,353
Accrued liabilities:
Payroll and related	476,331	200,601	676,932
Deferred revenue	395,833	—	395,833
Warranty reserve	248,981	—	248,981
Legal settlements	71,900	—	71,900
Other	30,003	—	30,003
Derivative warrant instrument	282,000	—	282,000
Capital lease short-term portion	12,131	—	12,131

Total current liabilities	3,502,532	200,601	3,703,133
Long-Term Liabilities:
Derivative warrant instrument	1,564,000	—	1,564,000

Total liabilities	5,066,532	200,601	5,267,133

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value	243	—	243
Additional paid-in capital	61,556,295	1,233,231	62,789,526
Accumulated deficit	(51,414,200)	(1,433,832)	(52,848,032)

Total stockholders’ equity	10,142,338	(200,601)	9,941,737

Total liabilities and stockholders’ equity	$15,208,870	$—	$15,208,870

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the fiscal years ended September 30, 2005 and 2004.

	Years ended September 30,
	2005			2004
	(as reported)	(adjustments)(1)	(as restated)	(as reported)	(adjustments)(1)	(as restated)
Increase (Decrease) in Cash Operating Activities:
Net loss	$(9,086,707)	$(148,318)	$(9,235,025)	$(5,960,436)	$(480,161)	$(6,440,597)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	444,566	—	444,566	239,948	—	239,948
Provision for doubtful accounts	102,492	—	102,492	—	—	—
Warranty provision	71,731	—	71,731	101,671	—	101,671
Provision for obsolete inventory	784,150	—	784,150	90,000	—	90,000
Loss on disposition of asset	23,064	—	23,064	—	—	—
Stock-based compensation	330,742	91,397	422,139	65,863	417,332	483,195
Impairment of patents	40,916	—	40,916	37,798	—	37,798
Amortization of debt discount	723,000	—	723,000	—	—	—
Unrealized gain on derivative revaluation	(1,233,259)	—	(1,233,259)	—	—	—
Warrant impairment expense	183,259	—	183,259	—	—	—

Changes in assets and liabilities:
Trade accounts receivable	(56,021)	—	(56,021)	(742,585)	—	(742,585)
Inventories	(1,932,502)	—	(1,932,502)	(332,151)	—	(332,151)
Prepaid expenses and other	(44,920)	—	(44,920)	(122,570)	—	(122,570)
Accounts payable	685,278	—	685,278	695,732	—	695,732
Warranty reserve	(154,667)	—	(154,667)	(89,254)	—	(89,254)
Accrued liabilities	316,956	56,921	373,877	(14,059)	62,829	48,770

Net cash used in operating activities	(8,801,922)	—	(8,801,922)	(6,030,043)	—	(6,030,043)

Investing Activities:
Purchase of equipment	(480,926)	—	(480,926)	(395,932)	—	(395,932)
Patent costs paid	(275,587)	—	(275,587)	(346,818)	—	(346,818)

Net cash used in investing activities	(756,513)	—	(756,513)	(742,750)	—	(742,750)

Financing Activities:
Offering costs paid	(828,176)	—	(828,176)	—	—	—
Proceeds from issuance of common stock	14,000,000	—	14,000,000	—	—	—
Payments on capital lease	(10,967)	—	(10,967)	(9,914)	—	(9,914)
Proceeds from issuance of unsecured promissory notes	2,000,000	—	2,000,000	—	—	—
Payments on unsecured promissory notes	(2,000,000)	—	(2,000,000)	—	—	—
Proceeds from exercise of common stock warrants	1,736,275	—	1,736,275	50,000	—	50,000
Proceeds from exercise of stock options	830,114	—	830,114	1,061,317	—	1,061,317

Net cash provided by financing activities	15,727,246	—	15,727,246	1,101,403	—	1,101,403

Net increase/(decrease) in cash	6,168,811	—	6,168,811	(5,671,390)	—	(5,671,390)
Cash, beginning of period	4,178,968	—	4,178,968	9,850,358	—	9,850,358

Cash, end of period	$10,347,779	$—	$10,347,779	$4,178,968	$—	$4,178,968

(1)	All of the above restatement adjustments related to stock-based compensation expense and the related payroll tax accrual.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

2. INVENTORIES

Inventories consisted of the following at September 30,	2006	2005
Finished goods	$2,104,202	$790,707
Work in process	49,287	—
Raw materials	2,307,905	1,699,946

	4,461,394	2,490,653
Reserve for obsolescence	(11,714)	(691,206)

	$4,449,680	$1,799,447

At September 30, 2006, no inventory was held at contract manufacturing locations. At September 30, 2005, $148,826 of raw materials was located at contract manufacturing locations.

The Company relies on one supplier for film for its HSS product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its HSS product could be materially and adversely affected if it were to lose its current film supplier and were unable to find an alternative supplier.

3. EQUIPMENT

Equipment consisted of the following at September 30,	2006	2005
Machinery and equipment	$461,419	$321,198
Office furniture and equipment	903,130	963,005
Leasehold improvements	245,252	202,987

	1,609,801	1,487,190
Accumulated depreciation	(916,267)	(880,319)

Net equipment	$693,534	$606,871

Included in office furniture and equipment for the years ended September 30, 2006 and 2005, respectively, were $490,148 and $472,277 for purchased software, which was amortized over three years. The unamortized portion of purchased software for the years ended September 30, 2006 and 2005, was $109,790 and $206,639, respectively.

Depreciation expense, excluding amortization of software, was $216,682, $192,347, and $96,164 for the years ended September 30, 2006, 2005 and 2004, respectively. Amortization of purchased software was $121,204, $111,999 and $46,675 for the years ended September 30, 2006, 2005 and 2004, respectively.

4. INTANGIBLES

Patents

Patents consisted of the following at September 30, 2006 and 2005:

Patents at September 30,	2006	2005
Cost	$1,960,786	$1,792,619
Accumulated amortization	(544,774)	(419,461)

Net patent	$1,416,012	$1,373,158

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Aggregate amortization expense for the Company’s intangible assets is summarized as follows:

Years Ended September 30,	2006	2005	2004
Patents	128,017	140,220	97,109

	$128,017	$140,220	$97,109

In addition to amortization, the Company wrote off $1,039, $40,916 and $37,798 of patent costs during the years ended September 30, 2006, 2005 and 2004, respectively.

Estimated Amortization Expense Years Ended September 30,
2007	$130,152
2008	$130,152
2009	$130,152
2010	$130,152
2011	$130,152
Thereafter	$765,252

5. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2006	2005	2004
		(as restated)	(as restated)
Deferred (benefit)
Federal	$(2,945,000)	$(3,782,000)	$(2,575,000)
State	(520,000)	(667,000)	(454,000)

	(3,465,000)	(4,449,000)	(3,029,000)
Change in valuation allowance	3,465,000	4,449,000	3,029,000

	$—	$—	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2006	2005	2004
		(as restated)	(as restated)
Income taxes (benefit) computed at the federal statutory rate	$(2,621,000)	$(3,140,000)	$(2,190,000)
Tax effect of change in valuation allowance	3,465,000	4,449,000	3,029,000
Nondeductible compensation, interest expense and other	(240,000)	15,000	30,000
State income taxes (benefit), net of federal tax benefit	(462,000)	(554,000)	(386,000)
Research and development credit and other	(142,000)	(770,000)	(483,000)

	$—	$—	$—

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2006 and 2005 are as follows:

	At September 30,
	2006	2005
		(as restated)
Deferred tax assets:
Net operating loss carryforwards	$20,400,000	$17,405,000
Research and development credit	1,951,000	1,697,000
Stock-based compensation	253,000	209,000
Equipment	36,000	111,000
Patents	27,000	119,000
Accruals and other	991,000	588,000
Allowances	279,000	326,000

Gross deferred tax asset	23,937,000	20,455,000
Less valuation allowance	(23,937,000)	(20,455,000)

	$—	$—

The utilization of the net operating loss carry-forwards and research and development credits could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership. The amount of the limitation, if any, has not been determined at this time.

A valuation allowance has been recorded to offset the net deferred tax asset as management has been unable to determine that it is more likely than not that the deferred tax asset will be realized.

At September 30, 2006, the Company, for federal income tax purposes, has net operating loss carry-forwards of approximately $54,473,000, which expire through 2027, of which certain amounts are subject to limitations under the Internal Revenue Code of 1986, as amended. Included in the net operating loss carryforward are deductions from stock options that if recognized will be recorded as a credit to additional paid-in capital rather than through operations. Additionally, the Company has approximately $1,951,000 of research and development tax credits at September 30, 2006, a portion of which begin to expire in 2016.

6. UNSECURED SUBORDINATED PROMISSORY NOTES AND RELATED PARTY TRANSACTIONS

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. Interest on these notes accrued at the rate of 8% per year and was due and payable quarterly. The Company was required to use 40% of the net proceeds of any future equity financing to prepay these notes, and accordingly the notes and accrued interest were retired in July 2005 (see Note 7).

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

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

A trust affiliated with an officer, director and significant stockholder of the Company, purchased one of the aforementioned promissory notes in the principal amount of $500,000 and received a warrant exercisable for 37,500 shares with an exercise price of $9.28 per share.

The Company is also obligated to pay Mr. Norris, a 2% royalty on net sales from certain of the Company’s technologies, of which only HSS is a current offering of the company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which the Company sells products or licenses technologies subject to any patent assigned to the Company by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2006, 2005, or 2004, as Mr. Norris waived these royalties.

The Company hired BrownThompson Executive Search to conduct the search that led to the Company’s appointment of an executive officer. Tom Brown, the Company’s current President, Chief Executive Officer and Interim Chief Financial Officer, served as President of BrownThompson Executive Search at that time. In consideration for such services, BrownThompson was paid a search fee of $58,500. The fee was paid and the search agreement was terminated in March 2006 prior to Mr. Brown’s appointment to the Company’s board of directors.

7. CAPITAL STOCK

Common Stock

In December 2004, the Company entered into a common stock purchase agreement, registration rights agreement and warrant as part of a Committed Equity Financing Facility (CEFF) for up to $25 million of the Company’s common stock. As part of the arrangement, the Company issued a warrant to purchase 275,000 shares of its common stock at a price of $8.60 per share. As the warrant was initially unregistered, and did not specify how it would be settled prior to registration, the warrant was initially reported as a liability of $843,103 in accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock.” The following variables were used to determine the fair value of the warrant under the Black-Scholes option pricing model: volatility of 56%, term of 5.5 years, risk free interest of 2.97% and underlying stock price equal to fair market value at the time of issuance. The value was recorded as prepaid transaction costs. The warrants were revalued each period as non-cash income or expense. The CEFF and the related warrant were terminated in July 2005 with no shares of common stock issued. The Company expensed an aggregate of $293,826 of legal, audit and related costs and recorded an unrealized gain of $183,259 for the change in value of the warrant from issuance to cancellation. There was a corresponding warrant impairment expense of $183,259 at termination. The remaining derivative liability value of the warrant of $659,846 was credited against related prepaid transaction costs.

In July 2005, the Company obtained gross proceeds of $14,000,000 from an offering of common stock and warrants. The offering included 2,868,851 shares of common stock at a purchase price of $4.88 per share and warrants in two series to purchase 1,581,919 shares of common stock. Offering costs were $828,176 and an additional $2,896,000 was allocated as the deemed value of the warrants as described below. The “A” Warrants are exercisable for an aggregate of 717,213 shares of common stock at an exercise price of $6.36 per share until July 18, 2009. The “B” Warrants were exercisable for an aggregate of 864,706 shares of common stock at an exercise price of $7.23 per share and expired on March 28, 2006. The registration statement for these securities was declared effective in September 2005. The warrants contain certain antidilution rights adjusting the price and number of shares if the Company sells common stock equivalents or for certain other specified transactions for less than the exercise price of the warrants. As a result of an equity financing in August 2006, the exercise price of the “A” Warrants was reduced to $5.44 and the number of exercisable shares was increased to 838,489.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Although the Company can deliver unregistered shares on exercise of the warrants and is not obligated to cash settle the warrants, the Company may be required to pay liquidated damages to the purchasers of up to $140,000 per month (maximum of $70,000 per month through December 2005), with no contractual maximum, should the registration statement not remain effective for the shares. The Company determined these liquidated damages do not represent a reasonable difference between the value of registered and unregistered shares, that the events to deliver registered shares are not entirely controlled by the Company and that settling with unregistered shares is not an economically reasonable alternative. Accordingly, following the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company allocated $2,896,000 of the offering proceeds as a deemed liability for the value of the warrants at the time of issuance. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance. The consensus of EITF Issue No. 05-4 has not been finalized.

EITF Issue 00-19 also requires the Company to revalue the warrants as a derivative instrument at the end of each reporting period to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as non-cash income or expense. The Company recognized $624,700 and $1,233,259 unrealized non-cash gain for the years ended September 30, 2006 and 2005 respectively. At September 30, 2006 the value of the warrants was $1,221,300. Upon the earlier of warrant exercise, expiration or the warrants no longer being subject to penalties, the corresponding warrant liability will be reclassified into stockholders’ equity.

In August 2006, the Company obtained gross proceeds of $9,497,498 from the sale of 4,870,512 shares of common stock at a purchase price of $1.95 per share. The Company incurred financing and closing costs of approximately $592,700. The Company also issued warrants to the investors to purchase 1,948,204 shares of common stock at an exercise price of $2.67 per share. The warrants are exercisable from February 7, 2007 until August 6, 2010. The warrants contain antidilution rights adjusting the price and number of shares if the Company sells common stock equivalents (or for certain other specified transactions), for less than the exercise price of the warrants.

In connection with August 2006 financing, the Company entered into a registration rights agreement with the purchasers of its stock and warrants, which provides, among other things, for liquidated damages if the Company were initially unable to register, or maintain the effective registration of, the securities. The Company evaluated the liquidated damage provisions in light of EITF 00-19, and determined that the maximum liquidated damages does not exceed the difference between the fair value of a registered share of common stock and unregistered share of common stock on the date of the transaction. Further, the Company’s management evaluated the other terms of the August 2006 financing with the provisions of EITF 00-19 and related accounting literature. Management concluded based upon its analysis of EITF 00-19 and related accounting literature, the common stock and related warrants sold in the August 2006 financing should be recorded as permanent equity in its financial statements. The Company incurred liquidated damages of $7,835 for filing the registration statement five days after the contracted filing date. The registration statement was declared effective by the SEC on September 25, 2006.

As a result of the Company’s August 2006 equity financing, anti-dilution provisions contained in certain outstanding warrants previously issued and outstanding were triggered. The Company adjusted the price and number of underlying shares of warrants to purchase 1,934,322 shares resulting in an increase to 2,055,615 shares. One officer waived adjustment on warrants to purchase 125,000 shares. The Company determined the antidilution adjustments should be accounted for as deemed dividends analogous to the guidance provided by

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments. The adjustment aggregated $504,756 and was recorded as charge to retained earnings (increase in our retained deficit) and a corresponding credit to additional paid-in capital.

Preferred Stock

The Company is authorized under its certificate of incorporation and bylaws to issue 5,000,000 shares of preferred stock, $0.00001 par value, without any further action by the stockholders. The board of directors has the authority to divide any and all shares of preferred stock into series and to fix and determine the relative rights and preferences of the preferred stock, such as the designation of series and the number of shares constituting such series, dividend rights, redemption and sinking fund provisions, liquidation and dissolution preferences, conversion or exchange rights and voting rights, if any. Issuance of preferred stock by the board of directors could result in such shares having dividend and or liquidation preferences senior to the rights of the holders of common stock and could dilute the voting rights of the holders of common stock.

In accordance with the terms of Series D and E preferred stock, in January 2005, the Company gave notice of mandatory conversion and all remaining shares of preferred stock were converted to common stock. Accordingly, no shares of preferred stock were outstanding at September 30, 2006 or 2005, respectively.

The Company granted warrants to the purchasers with each issuance of Series D and E preferred stock. In accordance with the provisions of EITF 98-5 and EITF 00-27, the cash proceeds of the preferred stock were allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The value of the beneficial conversion discount and the value of the warrants was recorded as a deemed dividend and accreted over the conversion period of the preferred stock or upon exercise of the related warrant, if earlier. The following table summarizes values assigned as a deemed dividend for the value of the warrants, the beneficial conversion feature on each preferred stock issuance and the accretion included to compute the net loss available to common stockholders in each of the three fiscal years ended September 30, 2006.

Preferred Series	Issuance Date	Number Of Warrants	Warrant Exercise Price	Warrant Expiration Date	Deemed Dividend		Accretion
					Value Assigned To	Value Of Beneficial Conversion	Fiscal Year Ended September 30,
					Warrants	Discount	2006	2005	2004
6% Series D	May 2002	517,880	$3.01	3/31/2007	$1,029,519	$994,310	—	$363,527	$322,555
6% Series E	March 2003	514,875	$3.25	12/31/2007	$755,500	$2,677,000	—	$1,375,527	$862,466

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Stock Purchase Warrants

A summary of the status of outstanding purchase warrants outstanding as of September 30, 2004, 2005 and 2006 and the changes during the years then ended is presented below:

	Number	Weighted Average Purchase Price
Shares purchasable under outstanding warrants at October 1, 2003	2,427,802	$3.85
Stock purchase warrants exercised	(25,000)	$2.00
Stock purchase warrants expired	(50,000)	$10.00

Shares purchasable under outstanding warrants at September 30, 2004	2,352,802	$3.74
Stock purchase warrants issued	2,006,919	$7.23
Stock purchase warrants exercised	(432,068)	$4.13
Stock purchase warrants expired	(350,000)	$9.11

Shares purchasable under outstanding warrants at September 30, 2005	3,577,653	$5.11
Stock purchase warrants issued	1,948,204	$2.67
Stock purchase warrants exercised	(617,500)	$1.95
Stock purchase warrants adjusted	121,276	$5.44
Stock purchase warrants expired	(864,706)	$7.23

Shares purchasable under outstanding warrants at September 30, 2006	4,164,927	$3.65

At September 30, 2006, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price		Expiration Date
451,880	$1.85	(1)*	March 31, 2007
272,729	$5.59	(2)*	July 10, 2007
100,000	$4.25		September 30, 2007
353,625	$3.25	*	December 31, 2007
50,000	$3.63		April 8, 2008
838,489	$5.44	(3)*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

4,164,927

(1)	Exercise price reduced from $3.01 to $1.85 pursuant to an antidilution adjustment triggered by the August 2006 equity financing.
(2)	Exercise price reduced from $6.55 to $5.59 pursuant to an antidilution adjustment triggered by the August 2006 equity financing.
(3)	Exercise price reduced from $6.36 to $5.44 pursuant to an antidilution adjustment triggered by the August 2006 equity financing. The number of shares underlying the warrants was increased in inverse proportion from 717,213 to 838,489.
*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

8. BENEFIT PLANS

Stock Option Plans

The 2005 Equity Incentive Plan (“2005 Equity Plan”) became effective in April 2005 and authorized for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan includes any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Stock Option Plan (“2002 Plan”) is no longer available for new option grants.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares reserved under prior plans, allowed for the issuance of up to 3,312,501 shares. At September 30, 2006, there were options outstanding covering 855,325 shares of common stock and 1,510,340 shares available for future option grants under the 2005 Equity Plan.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants before that time. At September 30, 2006, there were options outstanding covering 532,998 shares of common stock under the 2002 Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. During the fiscal years ended September 30, 2006 and 2005, options were granted to purchase -0- and 281,500 shares of common stock, respectively, exercisable at prices ranging from $8.40 to $10.06 per share in 2005. At September 30, 2006, there were options outstanding covering 108,250 shares of common stock from grants outside the stock option plans.

Non-Cash Compensation Expense

The Company recorded non-cash stock-based compensation expense for employees and consultants of $368,323, $422,139 and $483,195 respectively, for the fiscal years ended September 30, 2006, 2005 and 2004. This included non-cash compensation expense of $266,963 and $65,863, respectively, for the fiscal years ended September 30, 2005 and 2004 for the extension of time to exercise stock options for former employees relating to an aggregate of -0-, 92,675 and 28,438 shares of common stock. This also included for the fiscal year ended September 30, 2005, $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company, who transitioned from employee to consultant. See Note 1.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2006, 2005 and 2004, is presented below:

	Number	Weighted Average
Fiscal 2004:
Outstanding October 1, 2003	1,612,274	$4.00
Granted	1,073,500	$5.80
Canceled/expired	(553,703)	$3.63
Exercised	(292,573)	$5.49

Outstanding September 30, 2004	1,839,498	$4.68

Exercisable at September 30, 2004	916,884	$3.60

Weighted average fair value of options granted during the year		$2.37

Fiscal 2005:
Outstanding October 1, 2004	1,839,498	$4.68
Granted	847,500	$7.49
Canceled/expired	(378,576)	$6.21
Exercised	(237,612)	$3.49

Outstanding September 30, 2005	2,070,810	$5.68

Exercisable at September 30, 2005	1,026,690	$4.43

Weighted average fair value of options granted during the year		$2.74

Fiscal 2006:
Outstanding October 1, 2005	2,070,810	$5.68
Granted	1,342,700	$4.02
Canceled/expired	(1,612,562)	$5.75
Exercised	(304,375)	$2.91

Outstanding September 30, 2006	1,496,573	$4.67

Exercisable at September 30, 2006	642,693	$5.04

Weighted average fair value of options granted during the year		$2.18

The following table summarizes information about stock options outstanding at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.40-$4.00	779,061	3.78	$3.30	232,561	$3.34
$4.01-$5.50	363,700	2.80	$4.74	235,134	$4.74
$5.51-$7.00	172,562	3.47	$6.01	85,374	$6.21
$7.01-$8.50	15,000	3.29	$8.14	6,187	$8.04
$8.51-$10.10	166,250	3.34	$9.24	83,437	$9.18

$2.50-$10.10	1,496,573	3.45	$4.67	642,693	$5.04

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

Employee Benefit—401K Plan

On January 1, 1998, the Company established a 401(k) plan covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2006, 2005 and 2004, the Company made matching contributions of $39,326, $41,793, and $28,385 respectively.

9. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company’s executive offices, research and development, assembly and operational facilities in San Diego, California, are occupied under a sublease agreement that commenced in January 2006 and expires May 31, 2011. The Company currently occupies approximately 23,698 square feet of office, laboratory, production and warehouse space with aggregate monthly payments of approximately $29,623, plus certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes.

The Company leased a sales office in Topsham, Maine. This lease commenced January 1, 2006 with monthly payments of $2,592 excluding utilities. The lease was terminated on October 31, 2006.

The Company also rented on a monthly basis space utilized for development and production of its NeoPlanar technology in Carson City, Nevada. The monthly payment was approximately $1,200 excluding utilities. This lease terminated on July 31, 2006 when the Company moved NeoPlanar production operations to its San Diego location.

Other Operating Leases

In addition to the facility lease, the Company has one automobile lease obligation that commenced in October 2006 replacing an expiring automobile lease. The Company also has three business equipment leases expiring from November 2006 to December 2008. These leases are reported as operating leases.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2006, 2005 and 2004 was $393,645, $368,219, and $345,330, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2007	$392,823
2008	$377,422
2009	$366,330
2010	$355,470
2011	$236,980

Employment Agreements

The Company entered into an employment agreement in September 2006 with Tom Brown, its president and chief executive officer that provides for severance benefits in the form of up to a maximum of six months salary and health benefit continuation if his employment is terminated without cause or he resigns for good

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

reason. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements. The Company has an agreement with an officer that provides for a royalty if the Company uses his technology. The terms of that agreement are currently under renegotiation.

Commission and Bonus Plans

The Company has established a sales commission plan, approved by the Compensation Committee of the Board of Directors, providing cash incentives to certain of the Company’s sales employees based on revenues recognized or amounts invoiced. The plan was revised in September 2006. The Company recorded $248,938, $315,822 and $95,500 of commission expense for the periods ended September 30, 2006, 2005 and 2004, respectively.

Purchase Commitments

The Company has purchase commitments of $1,939,312 at September 30, 2006 for the purchase of raw materials used in the production of the Company’s product lines. The Company expects to fulfill these commitments within the next year. For the year ended September 30, 2006 and 2005 the Company incurred cancellation fees of $65,000 and $195,200 relating to prior purchase commitments.

Some of the Company’s employees, in accordance with their terms of employment, may earn cash bonuses based on the overall financial performance of the Company. In fiscal 2006, 2005 and 2004, $-0-, $170,456 and $-0- of bonuses were paid or accrued for payment. The bonus plan was revised in September 2006.

Litigation

In June 2006, the Company received a complaint from a former vice president for wrongful termination. In October, 2006, we entered into a release and settlement agreement, pursuant to which we agreed to pay a total gross sum of $90,000, consisting of severance pay and non-wage damages, in consideration of a general release of claims against us.

In September 2003, the Company filed a complaint against eSoundIdeas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSoundIdeas, a California partnership, was properly terminated in May 2003. In April 2005, the parties settled this matter and the Company paid $150,000, which was previously accrued, and issued 17,500 shares of common stock. The fair market value of the 17,500 shares of $140,175 was recorded in the quarter ended March 31, 2005 as a general and administrative expense. In addition the Company is obligated to pay commissions to eSoundIdeas, Inc., equal to 1% of net sales from April 1, 2005 to September 28, 2007, on HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to maximum aggregate commissions of $500,000. The Company incurred commissions of $10,597 and $-0- for the fiscal years ended September 30, 2006 and 2005, respectively.

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

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

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

Royalties

The Company is obligated to pay up to $2.50 per unit royalty on one electronic component for its HSS product. The Company is also obligated to pay an officer and director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation continues until at least March 1, 2007, and for any longer period during which the Company sells products or licenses technologies subject to any patent assigned to it by the officer/director. No royalties were paid under this agreement in the fiscal years ended September 30, 2006, 2005 and 2004, as the officer and director waived royalties. The Company may owe royalties in future periods based on actual sales or technology revenues.

Liquidated Damages

In connection with registration rights agreements entered into in connection with the sale of common stock in July 2003, July 2005 and August 2006 (Note 7), the Company may be obligated to pay liquidated damages if it fails to maintain the effectiveness of the respective registration statements declared effective in August 2003, September 2005 and September 2006. The maximum continuing obligation under the July 2003 agreement, assuming all warrants remain outstanding, would be $30,000 per month computed daily for any period the registration statement is not effective. The maximum obligation under the July 2005 agreement, assuming all holders have retained all their shares, would be $140,000 per month computed daily for any period a registration statement is not effective. The Company believes any such obligation will substantially reduce in July 2007 when the shares may be sold under Rule 144(k) without registration. The maximum obligation under the August 2006 agreement, assuming all holders retain all their shares, would be $95,400 per month (maximum of $47,700 per month through February 2007) computed daily for any period a registration statement is not effective, subject to maximum liquidated damages of $1,899,500. The liquidated damages will no longer be available beginning in August 2008 when the shares purchased in the financing may be sold under SEC Rule 144(k) without registration.

Restructuring Costs

In September 2006, the Company released its chief financial officer, vice president commercial sales, vice president of marketing, vice president, general counsel and secretary, vice president of operations and three non-executive employees. The Company also decided to close its Maine sales office after having closed its Carson City, Nevada offices earlier in fiscal 2006. The costs associated with this restructuring consisted of termination costs amounting to $324,633 included in selling, general and administrative expenses, of which $239,375 remained unpaid and accrued at September 30, 2006.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

10. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2006	2005
Beginning balance	$248,981	$331,917
Warranty provision	803,452	71,731
Warranty deductions	(247,271)	(154,667)

Ending balance	$805,162	$248,981

Short-term warranty reserve	803,162	248,981
Long-term warranty reserve	2,000	—

	$805,162	$248,981

During fiscal 2006, the Company incurred warranty costs totaling $247,271 consisting primarily of costs associated with deficiencies in the manufacturing process for our HSS H450 units. At September 30, 2006, the warranty reserve was $805,162 that included $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units.

11. EQUIPMENT UNDER CAPITAL LEASE

On October 1, 2001, the Company entered into a capital lease obligation for the purchase of a phone system. The lease expired September 11, 2006 and the Company exercised the buyout provision and purchased the phone system for $14,752. There are no future minimum lease payments as of September 30, 2006.

12. MAJOR CUSTOMERS

For the fiscal year ended September 30, 2006, revenues from one customer, in the Government and Military Group, accounted for 24% of total revenues, and revenues from one customer in the Commercial Group accounted for 16% of total revenues. These two customers are related. No other single customer from either segment represented more than 10% of total revenues. For the fiscal year ended September 30, 2005, revenues from one customer in the Government Group accounted for 69% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2004, revenues from two customers, both in the Government Group, accounted for 47% and 11% of total revenues with no other single customer accounting for more than 10% of revenues.

At September 30, 2006, accounts receivable from three customers accounted for 30%, 20% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2005, accounts receivable from two customers accounted for 18% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

13. SUPPLIER AGREEMENTS

The Company relies on contract manufacturers for production of certain sound product components, sub-assemblies and products.

14. BUSINESS SEGMENT DATA

The Company’s operations are organized into two segments by the end-user markets they serve. The Company’s reportable segments are strategic business units that sell the Company’s products into distinct

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

markets. The Commercial Products Group (Commercial Group) markets and licenses LRAD, HSS, NeoPlanar, SoundVector and other sound products incorporating the Company’s technologies to customers and end-users that employ audio in consumer, commercial, cruise ship security and other business applications. The Government and Force Protection Systems Group (Government and Military Group) markets LRAD and NeoPlanar products to government and military customers and to the expanding force protection and similar private security markets. The segments are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different.

Effective October 1, 2005, the Company changed the composition of our two reportable business segments to reflect a shift in management responsibility for the commercial maritime market from the Government and Military Group to the Commercial Group. Sales to commercial maritime customers for prior periods presented have been reclassified to the Commercial Group to be consistent with the current period presentation.

The Company does not allocate operating expenses or assets between its two reportable segments. Accordingly the measure of profit for each reportable segment is based on gross profit. Although the segments became separately managed only in the last quarter of fiscal 2003, the Company has segmented historical operations for comparable customers for comparison.

Years Ended September 30,	2006	2005	2004
Revenues:
Commercial Group	$4,565,555	$1,754,319	$933,373
Government Group	4,357,104	8,441,227	4,819,176

	$8,922,659	$10,195,546	$5,752,549

Gross Profit (Loss):
Commercial Group	$680,001	$(494,946)	$(586,230)
Government Group	2,171,132	4,906,438	2,764,845

	$2,851,133	$4,411,492	$2,178,615

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on location of customer.

Years Ended September 30,	2006	2005	2004
Revenues:
United States	$6,817,998	$9,866,583	$5,675,088
Other	2,104,661	328,963	77,461

	$8,922,659	$10,195,546	$5,752,549

15. SUBSEQUENT EVENTS

In October 2006, the Company terminated the lease on a sales office in Topsham, Maine and consolidated its sales operations in San Diego. There are no material obligations remaining under the terms of this lease.

In October 2006, the Company settled a complaint from a former vice president for wrongful termination for $90,000.

In December 2006, one customer filed for bankruptcy. The Company has fully reserved as an allowance for doubtful accounts the amount owed by this debtor of approximately $400,000.

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years Ended September 30,	2006	2005	2004
Cash paid for interest	$833	$93,457	$2,889
Cash paid for taxes	$10,230	$11,076	$14,537

Non-cash financing activities:
Warrants issued with stock offering	$—	$2,896,000	$—
Antidilution adjustments to warrants (1)	$504,756	$—	$—
Warrants issued for debt financing	$—	$723,000	$—
Common stock issued on conversion of Series D preferred stock	$—	$581,666	$—
Common stock issued on conversion of Series E preferred stock	$—	$2,604,238	$320,414
Common stock issued for legal settlement	$—	$140,175	$248,000

(1)	In connection with the Company’s adjustment to the terms of certain outstanding warrants in August 2006, the Company recorded deemed dividends of $504,756 that were recorded as charges to retained earnings (increase in retained deficit) with a corresponding credit to additional paid-in capital.

17. SUMMARIZED QUARTERLY RESULTS (unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The unaudited quarterly results for the fiscal year ended September 30, 2005 reflect the restatement of our previously issued consolidated financial statements as discussed above in Note 1. As a result, the quarterly data presented herein for fiscal 2005 does not agree to previously issued quarterly statements.

The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

Fiscal year ended September 30, 2006	Three Months Ended				Total
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Revenues	$1,899,378	$1,465,628	$3,164,779	$2,392,874	$8,922,659
Cost of revenues	835,240	1,277,415	2,119,245	1,839,626	6,071,526

Gross profit	1,064,138	188,213	1,045,534	553,248	2,851,133

Selling, general and administrative expenses	2,375,124	2,047,085	2,147,608	2,967,404	9,537,221
Research and development expenses	565,993	502,217	459,904	381,720	1,909,834

Loss from operations	(1,876,979)	(2,361,089)	(1,561,978)	(2,795,876)	(8,595,922)

Other income (expense)	1,106,463	(269,203)	712,642	(661,779)	888,123

Net loss	(770,516)	(2,630,292)	(849,336)	(3,457,655)	(7,707,799)
Dividend requirements on convertible preferred stock	—	—	—	—	—

Net loss available to common stockholders	$(770,516)	$(2,630,292)	$(849,336)	$(3,457,655)	$(7,707,799)

Net loss per share—basic and diluted	$(0.03)	$(0.11)	$(0.03)	$(0.14)	$(0.31)

Average weighted number of common shares outstanding	24,302,848	24,382,731	24,485,215	27,401,412	25,149,428

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

	Three Months Ended December 31, 2004			Three Months Ended March 31, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)
Revenues	$4,408,913	$—	$4,408,913	$2,817,393	$—	$2,817,393
Cost of revenues	1,562,667	—	1,562,667	1,490,848	—	1,490,848

Gross profit	2,846,246	—	2,846,246	1,326,545	—	1,326,545

Selling, general and administrative expenses	1,946,588	58,969	2,005,557	2,043,938	42,144	2,086,082
Research and development expenses	1,474,978	26,261	1,501,239	1,465,609	4,037	1,469,646

Loss from operations	(575,320)	(85,230)	(660,550)	(2,183,002)	(46,181)	(2,229,183)

Other income (expense)	(951,530)	—	(951,530)	569,986	—	569,986

Net loss	(1,526,850)	(85,230)	(1,612,080)	(1,613,016)	(46,181)	(1,659,197)
Dividend requirements on convertible preferred stock	277,775	—	277,775	1,518,651	—	1,518,651

Net loss available to common stockholders	$(1,804,625)	$(85,230)	$(1,889,855)	$(3,131,667)	$(46,181)	$(3,177,848)

Net loss per share—basic and diluted	$(0.09)	$—	$(0.09)	$(0.15)	$—	$(0.15)

Average weighted number of common shares outstanding	19,812,515	19,812,515	19,812,515	20,665,004	20,665,004	20,665,004

American Technology Corporation

Notes to the Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2005			Three Months Ended September 30, 2005			Total
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)	(as restated)
Revenues	$1,393,797	$—	$1,393,797	$1,575,443	$—	$1,575,443	$10,195,546
Cost of revenues	1,035,123	—	1,035,123	1,695,416	—	1,695,416	5,784,054

Gross profit	358,674	—	358,674	(119,973)	—	(119,973)	4,411,492

Selling, general and administrative expenses	2,820,377	3,398	2,823,775	2,305,075	13,509	2,318,584	9,233,998
Research and development expenses	1,283,779	—	1,283,779	454,931	—	454,931	4,709,595

Loss from operations	(3,745,482)	(3,398)	(3,748,880)	(2,879,979)	(13,509)	(2,893,488)	(9,532,101)

Other income (expense)	152,714	—	152,714	525,906	—	525,906	297,076

Net loss	(3,592,768)	(3,398)	(3,596,166)	(2,354,073)	(13,509)	(2,367,582)	(9,235,025)
Dividend requirements on convertible preferred stock	—	—	—	—	—	—	1,796,426

Net loss available to common stockholders	$(3,592,768)	$(3,398)	$(3,596,166)	$(2,354,073)	$(13,509)	$(2,367,582)	$(11,031,451)

Net loss per share—basic and diluted	$(0.17)	$—	$(0.17)	$(0.10)	$—	$(0.10)	$(0.51)

Average weighted number of common shares outstanding	21,328,989	21,328,989	21,328,989	21,927,159	21,927,159	21,927,159	21,570,002

Schedule II—Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2006	$125,000	$573,484	$11,457	$687,027
Year ended September 30, 2005	$25,000	$102,492	$2,492	$125,000
Year ended September 30, 2004	$25,000	$0	$0	$25,000

RESERVE FOR OBSOLESCENCE

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2006	$691,206	$43,618	$723,110	$11,714
Year ended September 30, 2005	$110,000	$784,150	$202,944	$691,206
Year ended September 30, 2004	$20,000	$90,000	$0	$110,000

WARRANTY RESERVE

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2006	$248,981	$803,452	$247,271	$805,162
Year ended September 30, 2005	$331,917	$71,731	$154,667	$248,981
Year ended September 30, 2004	$319,500	$101,671	$89,254	$331,917

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION
January 5, 2007

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President, Chief Executive Officer and
Interim Chief Financial Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Elwood G. Norris and Thomas R. Brown, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: January 5, 2007	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board and Director

Date: January 5, 2007	By	/s/ THOMAS R. BROWN
Thomas R. Brown President, Chief Executive Officer and Interim Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

Date: January 5, 2007	By	/s/ KAREN JORDAN
Karen Jordan, Chief Accounting Officer (Principal Accounting Officer)

Date: January 5, 2007	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: January 5, 2007	By	/s/ DAVID J. CARTER
David J. Carter Director

Date: January 5, 2007	By	/s/ DANIEL HUNTER
Daniel Hunter Director

Exhibits included with this filing:

10.	Material Contracts

10.26.1	Settlement Agreement with Bruce Gray dated October 4, 2006. +*

10.40	Settlement Agreement with John R. Zavoli dated September 22, 2006. +*

10.41	Settlement Agreement with Alan J. Ballard dated October 18, 2006. +*

10.43	Settlement Agreement with Rose Tomich-Litz dated October 18, 2006. +*

10.46.1	Settlement Agreement with David Carnevale dated October 24, 2006. +*

10.47.1	Settlement Agreement with Steven D. Stringer dated September 20, 2006.+ *

10.48.1	Settlement Agreement with James Taylor dated September 22, 2006. +*

23.	Consents of Experts and Counsel

23.1	Consent of Swenson Advisors, LLP.*

23.2	Consent of BDO Seidman, LLP.*

24.	Power of Attorney

24.1	Power of Attorney.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Principal Financial Officer.* [Note: We may need to make changes to this exhibit to reflect the late filing.]

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibits 10.21, 10.22 and 10.23 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.