Form 10-K/A
period 2006-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2007-01-29
CIK 924383

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,093,227 shares of common stock, par value $.00001 per share, as of January 15, 2007.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by American Technology Corporation (“we” or “us”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 to amend and restate Part III, Items 10-14, and Part IV, Item 15, in their entirety. An updated certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is also filed with this Amendment No. 1 on Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The directors and executive officers, their ages, positions held and duration as director as of January 15, 2007, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	68	Chairman and Director	1980
Thomas R. Brown	56	President, Chief Executive Officer, Interim Financial Officer and Director	2006
David J. Carter (1)	58	Director	1998
Daniel Hunter (1)	56	Director	2001
Raymond C. Smith (1)	63	Director	2006
Karen Jordan	36	Chief Accounting Officer
James Croft, III	53	Senior Vice President, Research and Development

(1)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

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

Biographical Information

Biographical information on Mr. Norris, Mr. Brown, Mr. Croft and Ms. Jordan, is contained in Part I, Item 1 above under the heading “Executive Officers.”

David J. Carter, age 58, has been a director of our company since September 1998. From January 1999 to January 2000, he was Vice President of Copyright Clearance Center, a copyright licensing service. From 1983 until April 1998, he was employed by AT&T, a provider of local, long distance, Internet and transaction-based voice and data services, with his last position as General Manager and Product Development Vice President. He previously served in other positions at AT&T including Business Development Vice President and Consumer Products Marketing Vice President. Prior to his employment with AT&T, he served as a Marketing Research Consultant and Managing Consultant—Marketing and Business Strategy for General Electric Company, a diversified technology, media and financial services company. His career has included technical positions at Temple Barker & Sloane, Inc., a management consulting firm, Decision Research Corp., a marketing research company, and Johnson & Johnson, a manufacturer of health care products and a provider of related services for the consumer, pharmaceutical and medical devices and diagnostics markets. He obtained a B.A. in Mathematics in 1970 and a M.S. in Mathematical Statistics in 1973 from the University of Massachusetts.

Daniel Hunter, age 56, has been a director of our company since May 2001. Mr. Hunter has been a licensed certified public accountant for the past twenty-five years. He obtained his accounting degree from the University of Utah in 1975. For the past twenty years, Mr. Hunter has operated his own law offices specializing in business and tax law. He obtained his Juris Doctor degree from the University of Seattle in 1978.

Admiral Raymond C. Smith, age 63, has been a director of our company since March 2006. Admiral Smith served 31 years in the U.S. Navy SEALS until his retirement in 2001. He held various leadership positions, most recently Director of Assessment of the Office of the Chief of Naval Operations, where he directed capability assessment for the U.S. Navy. During his service with the Navy SEALS, Admiral Smith held positions based in San Diego, California, Tampa, Florida and Newport, Rhode Island. From 2001 to 2002, Admiral Smith was Chief Operating Officer of Cathedral of Our Lady of Angels in a Los Angeles, where he supervised all business activities within the Cathedral complex. From 2003 to 2005, Admiral Smith was President of Seraphim Realty Foundation, a Los Angeles charitable organization dedicated to assisting charities with donated real estate as a means of increasing their endowments. Admiral Smith is a director of EP Global Communications, Inc. (OTCBB: EPGL), publisher of Exceptional Parent magazine and provider of other services for families of people with disabilities and special health care needs. Admiral Smith obtained a B.S. in Engineering from the U.S. Naval Academy in 1967 and an M.S. in Oceanography from the Naval Postgraduate School in 1974.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Messrs. Hunter (chair), Carter and Smith. The board of directors has determined that Daniel Hunter is an “audit committee financial expert” and "independent" as defined under applicable SEC and NASDAQ rules. The board's affirmative determination was based, among other things, upon his over 25 years as a certified public accountant.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2006, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC except that Mr. Norris reported a September 20, 2006 exercise of a warrant on Form 4 late on October 3, 2006.

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

Item 11. Executive Compensation.

Compensation of Directors

In June 2005, upon recommendation of the Compensation Committee, our Board of Directors approved a director compensation plan. Under the plan, each of our non-employee directors are paid a fee of $1,000 per month, payable quarterly in arrears. No additional amounts are payable for committee participation.

In March 2006, the Compensation Committee awarded options to Admiral Smith and Mr. Brown upon joining the Board of Directors as a non-employee director. Each option was granted under our 2005 Equity Incentive Plan, is exercisable for 50,000 shares of our common stock, has an exercise price equal to the closing price of our common stock reported on the date of grant, has a five year term and vests quarterly over four years, subject to continued service and other conditions. The exercise price for Admiral Smith’s option is $3.32 per share and Mr. Brown’s option is $3.65 per share.

Summary Compensation Table

Set forth below is information concerning the compensation of each person who served as our Principal Executive Officer and our two other most highly compensated executive officers, other than those who served as Principal Executive Officers,that were serving at September 30, 2006 (representing all of our executive officers serving at that date who earned over $100,000 in salary and bonus for the fiscal year ending on that date and who did not serve as Principal Executive Officer), and two additional individuals that served as executive officers during the fiscal year ended September 30, 2006 but were no longer serving at September 30, 2006. We refer to each of such persons as a “named executive officer”.

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus			Other Annual Compensation	Securities Underlying Options (#)	All Other Compensation
Elwood G. Norris Chairman	2006 2005 2004	$ $ $	203,846 200,272 200,000		— — —		— — —	100,000 70,000 —	$	— — 1,385	(1)

Thomas R. Brown (2) President, Chief Executive Officer and Interim Financial Officer	2006		$22,070		—		—	250,000		$58,500	(2)

John R. Zavoli (3) Former President and Chief Operating Officer	2006		$206,468		—		—	100,000		$136,601	(3)

Kalani Jones (4) Former President and Chief Operating Officer	2006 2005 2004	$ $ $	38,413 199,241 179,808	$	— — 50,000	(5)	— — —	— 52,500 125,000	$ $	87,293 — 1,636	(4) (1)

James Croft, III Senior Vice President, Research and Development	2006 2005 2004	$ $ $	168,173 201,383 126,690		— — —		— — —	— 10,000 —	$ $ $	6,514 18,895 17,572	(6) (6) (6)

Karen Jordan Chief Accounting Officer	2006		$126,538		—		—	30,000		$1,575	(1)

Bruce Gray (7) Former Vice President—Commercial Product Group	2006 2005	$ $	223,166 173,386		— —		— —	— 100,000		$92,213 —	(7)

Alan J. Ballard (8) Former Vice President—Government and Military Group	2006		$169,573		—		—	—		$91,346	(8)

(1)	Represents matching 401(k) contributions.
(2)	Salary includes $3,000 of director fees for the period prior to being appointed as an executive officer. All other compensation includes $58,500 paid to BrownThompson Executive Search, an executive search firm controlled by Mr. Brown, for services provided prior to Mr. Brown’s appointment to the board.
(3)	Mr. Zavoli’s employment with our company terminated August 17, 2006. Salary includes $2,000 of post-employment director fees. All other compensation includes severance of $125,000, post-employment medical payments of $7,648 and matching 401(k) contributions of $1,953. See “Employment Agreements” below for more information.
(4)	Mr. Jones resigned from our company effective October 17, 2005. All other compensation includes severance of $82,500, post-employment medical payments of $4,666 and matching 401(k) contributions of $127. See “Employment Agreements” below for more information.

(5)	Represents bonus for fiscal 2004 paid in fiscal 2005.
(6)	Includes royalty payments of $4,080, $18,895 and $16,246 for fiscal 2006, 2005 and 2004 respectively. Balance represents matching 401(k) contributions.
(7)	Mr. Gray’s employment with our company terminated September 19, 2006. Sales commissions of $31,796 are included with salary. All other compensation includes severance of $90,000 and matching 401(k) contributions of $2,213. See “Employment Agreements” below for more information.
(8)	Mr. Ballard’s employment with our company terminated May 16, 2006. Sales commissions of $58,562 are included with salary. All other compensation includes severance of $90,000 and matching 401(k) contributions of $1,346.

No named executive officer received any form of non-cash compensation from us in the fiscal years ended September 30, 2006, 2005, or 2004, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal years ended September 30, 2006, 2005, or 2004.

Option Grants

The following table shows further information on grants of stock options in fiscal 2006 to the named executive officers reflected in the Summary Compensation Table.

OPTION GRANTS FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

	Individual Grants
	Number of Shares of Common Stock Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name					5%	10%
Elwood G. Norris	100,000	7.4%	$3.90	5/3/11	$107,750	$238,099

Thomas R. Brown	50,000	3.7%	$3.65	3/24/11	$50,421	$111,418
	200,000	14.9%	$3.33	9/5/11	$184,004	$406,600

Karen Jordan	30,000	2.2%	$4.77	11/21/10	$39,536	$87,364

John R. Zavoli (2)	100,000	7.4%	$4.78	11/1/09	$132,063	$291,824

(1)	All options granted under our 2005 Equity Incentive Plan and were granted at an exercise price equal to the fair market value on the date of grant. Options vest as to 1/4 of the shares on the first anniversary of the date of grant and as to 1/16th of the shares each quarter thereafter, subject to continuing service to the company.
(2)	Mr. Zavoli’s employment with our company terminated August 17, 2006. None of the shares subject to such grant vested.
(3)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Stock Option Exercises and Holdings

The following table shows the information on each exercise of options during fiscal 2006 and unexercised options and the value of options held at September 30, 2006 by each of the named executive officers reflected in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized		Number of Shares of Common Stock Underlying Unexercised Options Held at September 30, 2006		Value of Unexercised In-The-Money Options At September 30, 2006 (1)
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Elwood G. Norris	50,000	$40,000	(2)	126,250	143,750	$36,660	—
Thomas R. Brown	—	—		—	250,000	—	$106,500
James Croft, III	17,000	$16,400	(3)	115,375	5,625	$53,440	—
Karen Jordan	—	—		—	30,000	—	—

(1)	Based on the closing price reported on the Nasdaq Capital Market on September 29, 2006 of $3.82 per share.
(2)	Based on the closing price reported on the Nasdaq Capital Market on the date of exercise.
(3)	Based on the closing prices reported on the Nasdaq Capital Market on the dates of exercise. The option and the shares acquired upon exercise are subject to a domestic relations order. Mr. Croft disclaims beneficial ownership of the shares acquired upon exercise of the option except to the extent of his pecuniary interest therein.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2006, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Employment Arrangements

We entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table, and each of our current executive officers.

Mr. Elwood G. Norris—Effective September 1, 1997, we entered into a three year employment contract with Mr. Norris, for his services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chairman under the term of this agreement. The agreement, as amended by the Compensation Committee, provides for a base salary of $16,667 per month. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. We also provide Mr. Norris with an automobile, the lease payments for which are currently $720 per month. We are also obligated to pay Mr. Norris certain royalties. See Item 13—“Certain Relationships and Related Transactions” below.

Mr. Thomas R. Brown—Effective August 23, 2006 we entered into a letter agreement with Mr. Brown pursuant to which he was appointed as our president and chief executive officer commencing September 5, 2006. Mr. Brown was also appointed as interim chief financial officer on September 19, 2006. The terms of Mr. Brown’s employment did not change in connection with his appointment as interim chief financial officer. Mr. Brown was a director of our company and was a member of the audit and compensation committees from

March 24, 2006 until he resigned in connection with entering into the letter agreement to facilitate our company’s compliance with Nasdaq corporate governance requirements. He was reappointed to the board effective September 22, 2006. The letter agreement provides for a base salary of $250,000 per year. In connection with his employment, Mr. Brown received a non-statutory stock option to purchase 200,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price $3.33 per share, the closing price of our common stock on the start date as reported on the Nasdaq Capital Market. Mr. Brown will be eligible for an annual bonus with respect to fiscal years beginning fiscal 2007 as recommended by the compensation committee and approved by the board. The bonus will be based in part on his achievement of detailed annual goals that will be established by the compensation committee. Mr. Brown’s bonus for fiscal 2007 will be based upon the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” In the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. He will also be entitled to continuation of his company-provided health and dental benefits for the same period.

Mr. John R. Zavoli—On October 17, 2005, we entered into a letter agreement with John R. Zavoli, pursuant to which Mr. Zavoli was appointed as our president and chief operating officer, commencing November 1, 2005. Mr. Zavoli was a director of our company, and was a member of the audit and compensation committees until he resigned the committee appointments in connection with entering into the letter agreement. The letter agreement provided for an annual base salary of $250,000 and eligibility for an annual bonus, as recommended by the compensation committee and approved by the board of directors. In addition, Mr. Zavoli received an option to purchase 100,000 shares of our common stock on November 1, 2005. Mr. Zavoli’s employment was not for a specified period or term of employment and was terminable at-will by us or by Mr. Zavoli for any reason, with or without notice. On August 17, 2006 Mr. Zavoli’s employment arrangement with our company terminated. Mr. Zavoli’s annual base salary at the time of termination was $250,000 and he was entitled to severance in the form of post-termination salary continuation and payment by our company of the premiums for extension of benefits under COBRA for a number of months based on his number of months of service, conditioned on his execution of a general release of all known and unknown claims against our company, and the continued effectiveness of such release beyond any statutory revocation period. On September 22, 2006 Mr. Zavoli resigned from his position as a member of our board of directors and entered into a separation and release agreement with our company providing: (a) payments of $125,000, representing six months of base salary, and (b) payment of health benefit premiums on Mr. Zavoli’s behalf for a period not to extend beyond February 28, 2007 estimated at $6,210. In addition, the separation and release agreement contained Mr. Zavoli’s general release of all claims against our company.

Mr. Kalani Jones—We entered into a letter agreement dated as of August 28, 2003, as amended on October 20, 2003, under which Mr. Jones was employed as our Senior Vice President of Operations. Mr. Jones was later promoted to President and Chief Operating Officer. The letter agreement provided for an annual base salary of $140,000, a 30% annual performance bonus to be determined by the Compensation Committee and the Board of Directors, and the grant of an option to purchase 75,000 shares of our common stock, which option vested quarterly over a two year period beginning six months after the date of employment. Mr. Jones subsequently received additional option grants. Mr. Jones’s employment was terminable at-will by us or Mr. Jones for any reason, with or without notice. On October 17, 2005, Mr. Jones’s employment arrangement with our company terminated. Mr. Jones annual base salary at the time of resignation was $220,000, and he was entitled to an annual performance bonus of up to 50% of his base salary, as determined by the Compensation Committee. On October 20, 2005, we entered into a separation and release agreement with Mr. Jones. The agreement provided for our one-time payment of $82,500 to Mr. Jones and our payment of health benefit premiums on Mr. Jones’s behalf for a period not to extend beyond February 28, 2006 which totaled $4,666. We also agreed to extend until February 15, 2006 the period of time for which the vested portion of stock options held by Mr. Jones could be exercised, however no options were exercised. In addition, the separation and release agreement contained Mr. Jones’s general release of all claims against our company.

Mr. James Croft, III—On August 17, 2005, our board of directors approved the appointment of Mr. James Croft, III as our Chief Technology Officer and Vice President of Advanced Development. Mr. Croft has served as our Vice President of Research and Development since February 28, 2000, and, prior to that, as our Vice President of Engineering from September 15, 1997. Mr. Croft is employed pursuant to the terms of an employment agreement dated February 28, 2000, which terms have been orally modified. Under the terms as modified, Mr. Croft’s annual salary is $165,000, and he participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. We presently exclusively license two pre-employment inventions from Mr. Croft through March 2008. We are not currently marketing products using these inventions, and we are not currently paying royalties to Mr. Croft for these inventions. We plan to negotiate further revisions to our agreement with Mr. Croft, including our right to continue the license beyond March 2008. The initial term of the employment agreement dated February 28, 2000 has expired, and as a result, either we or Mr. Croft may terminate his employment for any reason upon thirty days advance notice.

Ms. Karen Jordan—On December 16, 2005, our board of directors approved the appointment of Karen Jordan as our chief accounting officer. Ms. Jordan entered into a letter agreement with our company dated October 26, 2005, and joined our company in November 2005, as director of finance. Ms. Jordan’s annual salary is $140,000 and she participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Ms Jordan’s employment is not for a specified period or term of employment and is terminable at-will by us or by Ms. Jordan for any reason, with or without notice.

Mr. Bruce Gray—We entered into a letter agreement with Mr. Bruce Gray, under which Mr. Gray was employed as our Vice President of Sales and Marketing for our Commercial Group effective March 21, 2005. The letter agreement provided for an initial annual base salary of $200,000 and an annual sales commission, payable on a quarterly basis, based on revenues and billings. In September 2005, the compensation committee approved the commission plan called for by Mr. Gray’s employment agreement. The commission plan governed the payment of Mr. Gray’s annual sales bonus for the twelve-month period beginning April 1, 2005, and entitled Mr. Gray to commissions payable based on invoiced net sales of the commercial group on a quarterly basis, calculated as a percentage of quarterly revenue targets for our commercial group. The plan provided for a target commission for the twelve-month period of $100,000, but commissions could exceed such amount if the commercial group’s invoiced net sales exceeded our revenue plan. This plan was modified by us effective for the second quarter of fiscal 2006 to revise the quarterly revenue targets and the commission formula to be based on direct sales by Mr. Gray on personal revenue targets plus an override based on revenue targets for the group supervised by Mr. Gray. The portion payable as override was payable only if revenue targets were achieved, and was capped at 50% of Mr. Gray’s base salary. The revised plan provided for an aggregate target commission of approximately $66,000 for the last three quarters of fiscal 2006, but commissions could exceed such amount if Mr. Gray’s direct sales or group sales exceeded revenue targets. In connection with entry into the revised plan, Mr. Gray’s base salary was adjusted to $180,000 per year effective March 16, 2006. Mr. Gray’s employment was terminable at-will by us or by Mr. Gray for any reason, with or without notice. On September 19, 2006 Mr. Gray’s employment arrangement with our company was terminated. On October 4, 2006, we entered into a separation and release agreement with Mr. Gray. The agreement provided for our one-time payment to Mr. Gray of $90,000 and Mr. Gray’s general release of all claims against our company.

Mr. Alan J. Ballard—On November 17, 2005, our board of directors approved the appointment of Mr. Alan J. Ballard as our Vice President, Government and Military Division. Mr. Ballard joined our company in January 2004 and has held various positions in our Government Group. Mr. Ballard’s employment was terminable at-will by us or Mr. Ballard for any reason, with or without notice. On May 16, 2006 Mr. Ballard’s employment arrangement with our company terminated. Mr. Ballard’s annual salary at the time of termination was $145,000, and he was entitled to participate in bonus, benefit and other incentives at the discretion of the Compensation Committee. On October 18, 2006 we entered into a release and settlement agreement with Mr. Ballard and paid $90,000 for severance and non-wage damages and in consideration of Mr. Ballard’s general release of claims against us.

Executive Officer and Employee Incentive Plan

On September 19, 2006, the compensation committee of our board of directors recommended, and the board approved, an incentive plan for fiscal year 2007, that is designed to motivate plan participants to achieve our financial objectives and to reward such participants for their achievements when those objectives are met. Under the incentive plan, target bonus amounts vary based on a percentage of the participant’s base salary, and the amount of bonus actually paid to a participant will be based on the achievement by our company of positive income from operations (including the cost of the incentive plan).

All of our employees except sales personnel, including our executive officers, will be entitled to participate in the incentive plan. The target bonuses for our participating executive officers will be 50% of base salary. Participants will be entitled to a bonus of two times the target bonus in the event income from operations exceeds $1 million for fiscal year 2007, including the cost of the incentive plan.

Compensation Committee Interlocks and Insider Participation

David J. Carter, Daniel Hunter, Raymond C. Smith, Richard Wagner and Thomas R. Brown served on the Compensation Committee during fiscal 2006. Mr. Wagner retired from our board in May 2006. Mr. Brown resigned from the Compensation Committee in August 2006 in connection with his appointment as President and Chief Executive Officer. The Compensation Committee currently consists of Mr. Carter, Mr. Hunter and Admiral Smith.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of January 15, 2007 by: (i) each director; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Common Stock	Elwood G. Norris 15378 Avenue of Science, Ste. 100 San Diego, California 92128	3,998,015	(2)	13.2%

Common Stock	Thomas R. Brown 15378 Avenue of Science, Ste. 100 San Diego, California 92128	10,000		*

Common Stock	Austin W. Marxe and David M. Greenhouse 527 Madison Avenue, Suite 2600 New York, New York 10022	4,765,280	(3)	15.2%

Common Stock	David J. Carter 15378 Avenue of Science, Ste. 100 San Diego, California 92128	27,445	(4)	*

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Common Stock	Daniel Hunter 15378 Avenue of Science, Ste. 100 San Diego, California 92128	136,750	(5)

Common Stock	Raymond C. Smith 15378 Avenue of Science, Ste. 100 San Diego, California 92128	12,500	(6)	*

Common Stock	James Croft, III 15378 Avenue of Science, Ste. 100 San Diego, California 92128	120,675	(7)	*

Common Stock	Karen Jordan 15378 Avenue of Science, Ste. 100 San Diego, California 92128	9,375	(6)	*

Common Stock	Kalani Jones 15378 Avenue of Science, Ste. 100 San Diego, California 92128	—	(8)	—

Common Stock	John R. Zavoli 15378 Avenue of Science, Ste. 100 San Diego, California 92128	—	(8)	—

Common Stock	Bruce Gray 15378 Avenue of Science, Ste. 100 San Diego, California 92128	—	(8)	—

Common Stock	Alan J. Ballard 15378 Avenue of Science, Ste. 100 San Diego, California 92128	—	(8)	—

	All directors and executive officers as a group (7 persons)	4,314,760	(9)	14.3%

*	less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 30,093,227 shares of common stock outstanding on January 15, 2007. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).
(2)	Includes 3,825,515 shares held by a family trust for which Mr. Norris serves as trustee, 37,500 shares issuable upon exercise of a warrant held by such trust, and 135,000 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2007.
(3)

Beneficial joint ownership by Mr. Marxe and Greenhouse is based solely on information as of August 31, 2006 as set forth in Schedule 13G/A filed on September 11, 2006. Consists of 3.586,163 shares and warrants to purchase 1,179,117 shares held by the following entities: 1,574,806 shares and 537,319 warrants owned by Special Situations Fund III QP, L.P., 137,082 shares and 46,872 warrants owned by Special Situations Fund III, L.P., 550,640 shares and 177,871 warrants owned by Special Situations Private Equity Fund, L.P., 183,435 shares and 57,729 warrants owned by Special Situations Technology Fund, L.P., and 1,140,200 shares and 359,326 warrants owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited Partnership, or MGP, is the general partner of the Special Situations Fund III, L.P. and the Special Situations Fund III QP, L.P. and AWM Investment Company, Inc., or AWM, is the general partner of MGP. SST Advisers, L.L.C., or SSTA, is the general partner of the Special Situations Technology Fund, L.P. and

Special Situations Technology Fund II, L.P. MG Advisers, L.L.C., or MG, is the general partner of the Special Situations Private Equity Fund, L.P. AWM is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG, and are principally responsible for the selection, acquisition, voting and disposition of the portfolio securities by each investment adviser on behalf of its fund. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders.

(4)	Includes 18,750 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2007.
(5)	Includes 44,500 shares held by spouse, 6,000 shares held by Profit Sharing Trust and 68,750 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2007.
(6)	Consists of shares issuable upon exercise of outstanding stock options within 60 days of January 15, 2007.
(7)	Includes 116,625 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2007.
(8)	We have no information on ownership by these former executive officers.
(9)	Includes 361,000 shares issuable upon exercise of outstanding stock options within 60 days of January 15, 2007 and 37,500 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

At September 30, 2006, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2005 Equity Incentive Plan and the 2002 Stock Option Plan. These plans have been approved by our stockholders. The reserve under the 2005 Equity Incentive Plan includes any prior plans that expire or become unexercisable. In addition, from time to time we issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table sets forth information as of September 30, 2006:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,388,323		$4.31	1,510,340
Equity compensation plans not approved by security holders	258,250	(1)	$6.26	—

Total	1,646,573		$4.62	1,510,340

(1)	Includes (i) 108,250 shares of common stock subject to inducement stock options granted to certain non-executive officer employees from time to time, which options have a weighted-average exercise price of $9.33 per share, a five year term and generally vest 25% on the first anniversary of the grant date and then 1/16 each quarter thereafter, subject to continued service and other conditions, (ii) 50,000 shares subject to a warrant granted on February 28, 2003, to a financial advisor for consulting services rendered with an exercise price of $3.63 and an expiration date of April 4, 2008, and (iii) 100,000 shares subject to a warrant granted on September 30, 2002, to another financial advisor for consulting services rendered with an exercise price of $4.25 and an expiration date of September 30, 2007.

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

Mark Norris, the son of Elwood G. Norris, is a full-time non-executive employee of our company. In his role as a Mechanical Engineer, Mark Norris was paid $103,336 in salary for the fiscal year ended September 30, 2006. No other family member of any executive officer, director or 5% stockholder received compensation of more than $60,000 during the year ended September 30, 2006.

On August 7, 2006, we closed an institutional financing and issued 4,870,512 shares of our common stock at a purchase price of $1.95 per share and warrants exercisable for an aggregate of 1,948,205 shares of common stock at an exercise price of $2.67 per share. The warrants are exercisable from February 7, 2007 until August 6, 2010. Institutional investors included Special Situations Fund III QP, L.P., Special Situations Fund III L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., collectively purchasing an aggregate of 2,051,282 shares and warrants exercisable for an aggregate of 820,542 shares. Based on a Schedule 13G filing on February 14, 2006 Austin W. Marxe and David M. Greenhouse beneficially owned more than five percent of our outstanding common stock prior to the financing and are controlling principals of the general partners and investment advisors of the Special Situation Funds. See Note 3 to the ownership table in Item 12 above for additional information and more current joint ownership information of Mr. Marxe and Mr. Greenhouse through the Special Situation Funds.

The August 2006 financing triggered certain anti-dilution provisions of prior warrants including warrants to purchase an aggregate of 179,302 shares held by certain of the Special Situations funds. The exercise price of the warrants held by the Special Situation Funds was adjusted from $6.36 to $5.44 and the shares issuable upon exercise of the warrants increased from 179,302 to 209,620 as a result of the anti-dilution adjustment. The warrant expiration date is unchanged at July 18, 2009.

In connection with the August institutional financing described above, anti-dilution provisions also triggered adjusting the exercise price of 617,500 warrants expiring September 30, 2006 from $2.00 per share to $1.95 per share. However, the repricing of these warrants did not apply to the warrant for 125,000 shares held by a family trust of Elwood G. Norris, our Chairman, as a result of a waiver executed by the trust. This warrant was granted in 2001 in connection with a private placement and was exercised on September 20, 2006 for cash by Mr. Norris’ family trust.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accountants Fees

Swenson Advisors, LLP has served as our independent registered public accounting firm since July 2005. BDO Seidman, LLP served as our independent registered public accounting firm until its resignation in June 2005.

The following table presents fees billed by Swenson Advisors, LLP for professional services rendered for the fiscal years ended September 30, 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$578,430	$430,500
Audit Related Fees (2)	29,800	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$608,230	$430,500

(1)	Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the financial statements included in each of our quarterly reports on Form 10-Q during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees also included the audit of management’s report on the effectiveness of our company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Swenson Advisors for fiscal 2006 or 2005.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Swenson Advisors for fiscal 2006 or 2005.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Swenson Advisors, LLP in providing services to us for the fiscal year ended September 30, 2006 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements:

Previously filed.

Exhibit Index:

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Incorporated by reference to Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Incorporated by reference to Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Incorporated by reference to Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Sublease Agreement between ATC and Smiths Industries Aerospace & Defense Systems, Inc. as amended, dated September 1, 2000. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2000, dated October 29, 2000.

10.3.1	First Amendment to Amended and Restated Sublease Agreement, dated January 1, 2004. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended March 31, 2004, dated May 5, 2004.

10.3.2	Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated August 1, 2005. Incorporated by reference to Exhibit 10.3.2 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.3.3	First Amendment to Attornment Agreement between ATC and LBA Realty Fund-Holding Co. I, LLC dated November 15, 2005. Incorporated by reference to Exhibit 10.3.3 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.4	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Incorporated by reference to Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.5	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.5.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.6	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.7	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.8	Securities Purchase Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.9	Registration Rights Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.10	Form of Common Stock Warrant exercisable until July 10, 2007 granted to investors for an aggregate of 454,547 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated July 17, 2003.

10.11	Separation and Release Agreement with Kalani Jones dated October 20, 2005. Incorporated by reference to Exhibit 10.13.1 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.12	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.13	Table of Inducement Grants. Incorporated by reference to Exhibit 10.16 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.14	Form of Special Stock Option. Incorporated by reference to Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.15	Separation Agreement between ATC and Michael A. Russell dated December 23, 2005. Incorporated by reference to Exhibit 10.52 on Form 10-K/A for year ended September 30, 2005, dated January 30, 2006.

10.16	Inducement Grant Notice and Inducement Stock Option Agreement of Michael Russell. Incorporated by reference to Exhibit 10.28 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.17	Common Stock Purchase Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.1 on Form 8-K filed December 17, 2004.

10.18	Registration Rights Agreement dated December 14, 2004 with Kingsbridge Capital Limited. Incorporated by reference to Exhibit 10.2 on Form 8-K filed December 17, 2004.

10.19	Warrant dated December 14, 2004 in favor of Kingsbridge Capital Limited. Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 17, 2004.

10.20	Termination, Settlement and Release Agreement with Kingsbridge Capital Limited dated July 8, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended June 30, 2005, dated August 9, 2005.

10.21	Promissory Note and Warrant Purchase Agreement dated December 23, 2004 with the purchasers described therein. Incorporated by reference to Exhibit 10.39 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.22	Form of Unsecured Subordinated Promissory Note. Incorporated by reference to Exhibit 10.40 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.23	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.24	Employment offer letter for Bruce Gray effective March 21, 2005. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.25	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for Bruce Gray dated March 22, 2005. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2005, dated May 10, 2005.+

10.26	Commission Plan for Bruce Gray pursuant to Employment letter dated March 21, 2005, approved by the board of directors on September 28, 2005. Incorporated by reference to Exhibit 10.34 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +^

10.26.1	Settlement Agreement with Bruce Gray dated October 4, 2006. +*

10.27	Securities Purchase Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.28	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.29	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.30	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.31	Engagement letter with Olympus Securities, LLC dated July 15, 2005. Incorporated by reference to Exhibit 99.5 on Form 8-K filed July 19, 2005.

10.32	2005 Equity Incentive Plan as amended August 5, 2005. Incorporated by reference to Exhibit 10.9 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.33	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.34	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.35	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.36	Settlement Agreement and Mutual Release with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.14 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.37	Registration Rights Agreement with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.38	Employment Agreement with James Croft III dated February 28, 2000. Incorporated by reference to Exhibit 10.46 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.39	Employment Letter Agreement with John R. Zavoli dated October 17, 2005. Incorporated by reference to Exhibit 10.47 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.40	Settlement Agreement with John R. Zavoli dated September 22, 2006. +*

10.41	Settlement Agreement with Alan J. Ballard dated October 18, 2006. +*

10.42	Employment letter of Rose Tomich-Litz dated November 29, 2005. Incorporated by reference to Exhibit 10.49 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.43	Settlement Agreement with Rose Tomich-Litz dated October 18, 2006. +*

10.44	Employment letter of Karen Jordan dated October 26, 2005, 2005. Incorporated by reference to Exhibit 10.50 on Form 10-K for year ended September 30, 2005, dated December 29, 2005. +

10.45	Sublease between ATC and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.46	Employment Letter Agreement with David Carnevale dated January 12, 2006. Incorporated by reference to Exhibit 10.8 on Form 10-Q for the quarter ended December 31, 2005, dated February 19, 2006. +

10.46.1	Settlement Agreement with David Carnevale dated October 24, 2006. +*

10.47	Employment Agreement with Steven D. Stringer dated February 24, 2006. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.47.1	Settlement Agreement with Steven D. Stringer dated September 20, 2006.+ *

10.48	Employment Agreement with James Taylor dated February 17, 2006. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.48.1	Settlement Agreement with James Taylor dated September 22, 2006. +*

10.49	Securities Purchase Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K filed August 8, 2006.

10.50	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.51	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.52	Engagement Letter, dated July 27, 2006. Incorporated by reference to Exhibit 99.4 on Form 8-K filed August 8, 2006.

10.53	Waiver Notice of Norris Family 1997 Trust. Incorporated by reference to Exhibit 99.5 on Form 8-K filed August 8, 2006. +

10.54	Employment Letter Between American Technology Corporation and Thomas R. Brown Dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006. +

10.55	Employment Letter between American Technology and Charles W. Peacock dated June 29, 2006. +**

10.56	Settlement Agreement with Charles W. Peacock dated December 5, 2006.+**

16.	Letter re: Change in Certifying Accountant

16.1	Consent of BDO Seidman, LLP dated July 6, 2005. Incorporated by reference to Exhibit 16.1 to Form 8-K filed on July 6, 2005.

23.	Consents of Experts and Counsel

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of Swenson Advisors, LLP.*

24.	Power of Attorney

24.1	Power of Attorney.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Principal Financial Officer.*

**	Filed herewith.
*	Previously filed.
+	Management contract or compensatory plan or arrangement. Exhibits 10.21, 10.22 and 10.23 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION
January 29, 2007

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President, Chief Executive Officer and Director
Interim Chief Financial Officer