Form 10-Q
period 2006-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2007-02-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of shares of Common Stock, $.00001 par value, outstanding on January 26, 2007 was 30,093,227

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Technology Corporation

We have reviewed the accompanying condensed consolidated balance sheet of American Technology Corporation (the “Company”) as of December 31, 2006 and the related condensed consolidated statements of operations and cash flows for the three months ended December 31, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Technology Corporation as of September 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 5, 2007, we expressed an unqualified opinion on those financial statements. As of September 30, 2006, we also conducted an audit of the Company’s internal controls. In our report dated January 5, 2007, we expressed an opinion that management’s assessment of the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described in our opinion, American Technology Corporation did not maintain effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Swenson Advisors, LLP

San Diego, California

February 8, 2007

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,567,262	$9,896,342
Trade accounts receivable, less allowance of $687,027 for doubtful accounts each period	2,046,917	2,055,132
Inventories, net of $24,336 and $11,714 reserve for obsolescence	4,734,086	4,449,680
Prepaid expenses and other	203,150	139,214

Total current assets	15,551,415	16,540,368
Equipment, net	614,509	693,534
Patents, net	1,393,681	1,416,012
Deposits	58,265	58,265

Total assets	$17,617,870	$18,708,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,750,007	$1,904,027
Accrued liabilities:
Payroll and related	474,630	759,705
Deferred revenue	332,355	351,658
Warranty reserve	526,810	803,162
Legal settlements	—	53,750
Other	27,200	9,203

Total current liabilities	3,111,002	3,881,505

Long-Term Liabilities:
Extended warranty	2,000	2,000
Derivative warrant instrument	—	1,221,300

Total liabilities	3,113,002	5,104,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,093,227 and 30,083,227 shares issued and outstanding respectively.	301	301
Additional paid-in capital	76,958,639	74,663,660
Accumulated deficit	(62,454,072)	(61,060,587)

Total stockholders’ equity	14,504,868	13,603,374

Total liabilities and stockholders’ equity	$17,617,870	$18,708,179

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2006	2005
Revenues:
Product sales	$3,762,124	$1,839,969
Contract, license and other	142,081	75,782

Total revenues	3,904,205	1,915,751
Cost of revenues	1,947,913	851,613

Gross profit	1,956,292	1,064,138

Operating expenses:
Selling, general and administrative	2,012,069	2,375,124
Research and development	541,515	565,993

Total operating expenses	2,553,584	2,941,117

Loss from operations	(597,292)	(1,876,979)

Other income (expense):
Interest income	116,397	74,623
Interest and finance expense	(32,890)	(360)
Unrealized gain on derivative revaluation	—	1,032,200

Total other income	83,507	1,106,463

Net loss	$(513,785)	$(770,516)

Net loss per share of common stock - basic and diluted	$(0.02)	$(0.03)

Average weighted number of common shares outstanding	30,089,640	24,302,848

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2006	2005
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(513,785)	$(770,516)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	119,679	111,972
Warranty provision	143,325	90,133
Inventory obsolescence	12,622	(176,228)
Loss on disposition of assets	587	1,432
Stock-based compensation	151,379	188,376
Unrealized gain on derivative revaluation	—	(1,032,200)
Changes in assets and liabilities:
Trade accounts receivable	8,215	(878,196)
Inventories	(297,028)	360,059
Prepaid expenses and other	(63,936)	(20,393)
Accounts payable	(154,020)	(1,020,189)
Warranty reserve	(419,677)	(7,406)
Accrued liabilities	(340,132)	(51,374)

Net cash used in operating activities	(1,352,771)	(3,204,530)

Investing Activities:
Purchase of equipment	(9,995)	(19,399)
Patent costs paid	(10,414)	—
Proceeds from sales of equipment	1,500	—

Net cash used in investing activities	(18,909)	(19,399)

Financing Activities:
Payments on capital lease	—	(3,908)
Proceeds from exercise of stock options	42,600	64,940

Net cash provided by financing activities	42,600	61,032

Net decrease in cash	(1,329,080)	(3,162,897)

Cash, beginning of period	9,896,342	10,347,779

Cash, end of period	$8,567,262	$7,184,882

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$360

See accompanying notes to interim consolidated financial statements

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)

1. OPERATIONS

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2006 included in the Company’s annual report on Form 10-K. Effective October 1, 2006, the Company’s two former business units were aggregated into one reportable segment (See Note 17). Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

The Company incurred net losses of $513,785 and $770,516 in the three months ended December 31, 2006 and 2005, respectively. Management has developed an operating plan for fiscal 2007 and believes the Company has adequate financial resources to execute the plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has significant flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with the second quarter of fiscal 2007. The Company is currently evaluating the effect EITF 06-3 will have on the presentation of its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	December 31, 2006	September 30, 2006
Accounts Receivable	$2,733,944	$2,742,159
Less Allowances for
Doubtful Accounts	(687,027)	(687,027)

Total, net	$2,046,917	$2,055,132

5. INVENTORIES AND CONTRACT MANUFACTURING

Inventory is stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

	December 31, 2006	September 30, 2006
Finished goods	$1,841,568	$2,104,202
Work in process	109,865	49,287
Raw materials	2,806,989	2,307,905

	4,758,422	4,461,394
Reserve for obsolescence	(24,336)	(11,714)

	$4,734,086	$4,449,680

Included in inventory are $8,047 and $0 of raw materials located at contract manufacturing locations at December 31, 2006 and September 30, 2006, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

Equipment consists of the following:

	December 31, 2006	September 30, 2006
Machinery and equipment	$448,098	$449,899
Office furniture and equipment	917,222	914,650
Leasehold improvements	247,224	245,252

	1,612,544	1,609,801
Accumulated depreciation	(998,035)	(916,267)

Net equipment	$614,509	$693,534

Included in office furniture and equipment at December 31, 2006, and September 30, 2006, are $491,227 and $490,148, respectively, for purchased software, which is amortized over three years. The unamortized portion of software at December 31, 2006, and September 30, 2006, are $86,853 and $109,789, respectively.

Depreciation expense, excluding amortization of software, was $62,917 and $51,408 for the three months ended December 31, 2006 and 2005, respectively. Amortization of purchased software was $24,015 and $31,027 for the three months ended December 31, 2006 and 2005, respectively.

7. INTANGIBLES

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	December 31 2006	September 30 2006
Cost	$1,971,200	$1,960,786
Accumulated amortization	(577,519)	(544,774)

Net patent	$1,393,681	$1,416,012

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

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

Changes in the warranty reserve during the three months ended December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005

Beginning balance	$805,162	$248,981
Warranty provision	143,325	90,133
Warranty deductions	(419,677)	(7,406)

Ending balance	$528,810	$331,708

In the fiscal year ended September 30, 2006, the Company increased its reserve for warranty claims by $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units. At December 31, 2006, all costs associated with the replacement have been incurred.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock” the Company has previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value has been recorded as a non-cash income or expense. For the three months ended December 31, 2005, the Company recorded $1,032,200 as an unrealized gain on derivative revaluation related to warrants and had aggregate derivative liability for warrants of $813,800 at December 31, 2005.

Effective with the Company’s current first quarter of 2007 the Company elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”). This accounting literature provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. If upon adoption a warrant classified as a liability under EITF 00-19 is determined under applicable GAAP to be equity without regard to the registration payment arrangement, then it should be reclassified. The Company has recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 11). The cumulative adjustment is not recorded in the consolidated statement of operations and prior periods are not adjusted.

Subsequent to the adoption FSP 00-19-2 the Company filed its Form 10-K for the fiscal year ended September 30, 2006 past the extended due date and incurred liquidated damages as described in Note 18.

10. STOCK-BASED COMPENSATION

Share-Based Payments. The Company adopted the provisions of SFAS 123(R) on October 1, 2005, using a modified prospective application, which provides for

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

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

Share-Based Compensation Information

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 11)

The Company recorded $151,379 and $188,376 of stock compensation expense for the three months ended December 31, 2006 and 2005 respectively. A total of $33,374 and $149,673 of this expense relates to awards granted prior to adoption of SFAS 123(R) and vesting after October 1, 2005, and $118,005 and $38,703 relates to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2006 was $2.90 per share using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

Three Months Ended December 31, 2006
Volatility	72%
Risk-free interest rate	4.7%
Forfeiture rate	20.0%
Dividend yield	0.0%
Expected life in years	4.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options by employees.

As the amount of share-based compensation expense recognized in quarters ended December 31, 2006 and 2005 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% and 5% for the quarters ended December 31, 2006 and 2005 based on historical experience. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated

Since the Company has a net operating loss carryforward as of December 31, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the quarters ended December 31, 2006 and 2005. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended December 31, 2006 or 2005. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

As of December 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.8 years.

11. STOCKHOLDERS’ EQUITY

Summary

As described in Note 9, the Company elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the Company’s warrant derivative liability at the beginning of the first quarter, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment is not recorded in the statements of operations and previous periods are not adjusted. The impact on previously reported accounts as of September 30, 2006, adjusted effective October 1, 2006, is as follows:

	September 30, 2006	FSP 00-19-2 cumulative-effect adjustment	October 1, 2006
Derivative warrant instrument	$1,221,300	$(1,221,300)	$—
Additional paid-in capital	$74,663,660	$2,101,000	$76,764,660
Accumulated deficit	$(61,060,587)	$(879,700)	$(61,940,287)
Total stockholders’ equity	$13,603,374	$1,221,300	$14,824,674

The tax effect of the identified adjustments is not significant since the Company has a full valuation allowance for deferred tax assets.

The following table summarizes changes in equity components from transactions during the three months ended December 31, 2006:

	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance September 30, 2006	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374

Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	—	2,101,000	(879,700)	1,221,300

Balance October 1, 2006 (as adjusted)	30,083,227	301	76,764,660	(61,940,287)	14,824,674
Issuance of common stock:
Upon exercise of stock options	10,000	—	42,600	—	42,600
Stock-based compensation expense		—	151,379	—	151,379
Net loss for the period	—	—	—	(513,785)	(513,785)

Balance, December 31, 2006	30,093,227	$301	$76,958,639	$(62,454,072)	$14,504,868

Stock Options

For the three months ended December 31, 2006 and 2005, share-based compensation expense was $151,379 and $188,376, respectively (See Note 10).

As of December 31, 2006, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 3,312,501 shares. At December 31, 2006, there were options outstanding covering 746,700 shares of common stock under the 2005 Equity Plan.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At December 31, 2006, there were options outstanding covering 501,061 shares of common stock under the 2002 Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At December 31, 2006, there were options outstanding covering 77,000 shares of common stock from grants outside the stock option plans.

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

The following table summarizes information about stock option activity during the three months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	1,496,573	$4.67
Granted	40,000	$4.69
Canceled/expired	(201,812)	$4.40
Exercised	(10,000)	$4.26

Outstanding December 31, 2006	1,324,761	$4.72

Exercisable at December 31, 2006	597,247	$4.84

Options outstanding are exercisable at prices ranging from $2.60 to $10.06 and expire over the period from 2007 to 2011 with an average life of 3.14 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2006:

	Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	4,164,927	$3.65
Issued	—	—
Exercised	—	—
Canceled/expired	—	—

Outstanding December 31, 2006	4,164,927	$3.65

At December 31, 2006, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price	Expiration Date
451,880	$1.85*	March 31, 2007
272,729	$5.59*	July 10, 2007
100,000	$4.25	September 30, 2007
353,625	$3.25*	December 31, 2007
50,000	$3.63	April 8, 2008
838,489	$5.44*	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
1,948,204	$2.67*	August 7, 2010

4,164,927

*These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

12. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into 5,489,688 and 5,611,066 shares of common stock were outstanding at December 31, 2006 and 2005 respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

13. MAJOR CUSTOMERS

For the three months ended December 31, 2006, revenues from three customers accounted for 24%, 13% and 11% of revenues with no other single customer accounting for more than 10% of revenues. For the three months ended December 31, 2005, revenues from two customers accounted for 66% and 12% of revenues with no other single customer accounting for more than 10% of revenues.

At December 31, 2006, accounts receivable from four customers accounted for 15%, 14%, 10% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2006, accounts receivable from three customers accounted for 30%, 20% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)—(Continued)

14. LEASE FOR PRINCIPAL FACILITIES

The Company subleases approximately 23,698 square feet of office, warehousing, product assembly, and research space located at 15378 Avenue of Science, San Diego, California 92118. The sublease is for a term commencing January 1, 2006 and expiring May 31, 2011. The agreement provides for a monthly expense of $29,622.50 (representing $1.25 per rentable square foot) during the term. In addition to the monthly base rental expense, the Company will be responsible for certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes.

In addition, the sublease provides that the Company has a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including the Company’s premises and a $50,000 letter of credit in the Company’s favor which the Company may draw upon to the extent necessary to offset any increase in rent or relocation costs that is incurred due to the sublessor’s failure to maintain the lease with the master landlord for the building.

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

16. INCOME TAXES

At December 31, 2006, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2006 the Company had for federal income tax purposes net operating loss carryforwards of approximately $54,473,000, which expire through 2027 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

17. BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of sound, acoustic and other technologies. During fiscal 2006 the Company’s operations were organized into two segments by the end-user markets they served. Late in fiscal 2006, in conjunction with executive management changes and a more diverse customer base, the sales force for all products and end-user markets was consolidated. Effective October 1, 2006, the former two business units were aggregated into one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The former business units are no longer separately managed and no longer considered separate business units. The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis and not by the end-user markets served. Accordingly, the Company has reclassified its prior period financial results to conform to the current period presentation of one reportable segment.

18. REGISTRATION PAYMENT OBLIGATION

In connection with registration rights agreements entered into with the sale of common stock and warrants in July 2003, July 2005 and August 2006, the Company may be obligated to pay liquidated damages if it fails to maintain the availability of the respective registration statements declared effective in August 2003, September 2005 and September 2006. The liquidated damages are computed as a daily percentage of the original purchase price based on a ratio of registrable securities (shares and warrants) still held by each investor for each day after a 20 trading day grace period that a registration statement is unavailable for use.

•

The maximum contingent obligation under the July 2003 agreement, based on an 18% annual rate, is approximately $20,000 per month. This contingent obligation reduces pro rata as registrable shares are sold by investors or become eligible for sale under SEC Rule 144(k) without registration and all contingent obligations terminate in August 2008.

•

The maximum contingent obligation under the July 2005 agreement, based on a 12% annual rate, is approximately $84,000 per month. The contingent obligation is expected to reduce to approximately $26,100 per month in July 2007 when the shares may be sold under SEC Rule 144(k) without registration. The contingent obligation reduces pro rata as registrable shares are sold by investors or become eligible for sale under Rule 144(k) and all contingent obligations terminate in September 2010.

•

The maximum contingent obligation under the August 2006 agreement, based on a 12% annual rate, is approximately $93,200 per month, subject to maximum liquidated damages estimated at $1,678,000, assuming Rule 144(k) remains available two years after the closing date, but in no event more than $1,883,400. The contingent obligation reduces pro rata as registrable shares are sold by investors and is expected to terminate in August 2008 when the registrable shares may be sold under Rule 144(k) without registration.

Liquidated damages are payable in cash and accrue interest of 12% per annum on late payments.

The Company filed its Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006. As of December 31, 2006 it was considered probable that the Company would be obligated for liquidated damages, so the Company has accrued as a financing expense $32,890, for such liquidated damages calculated pursuant to the registration rights agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2006 and 2005. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including any matters set forth under Part II, Item 1A (Risk Factors) of this report and Part I, Item 1A of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We are aggressively focusing on creating markets for our products, and we are increasing our focus on and investment in sales and marketing activities while we continue to innovate.

Our HSS® H-450 and HSS H-460 products are gaining acceptance from digital signage and networked narrowcasting display providers as in-store networks proliferate in retail chains throughout the U.S. and abroad. We have added new LRAD™ and NeoPlanar® products and accessories for our customers, including

•	a directional acoustic system known as the Remotely Controlled Long Range Acoustic Device (LRAD-R™), which is a turnkey security solution that enables users to determine the intent of potential security threats as well as readily communicate over distance (up to or in excess of 500 meters) from a remote location,

•	the LRAD®-Sound Barrier, a hardened vehicle-mounted system for high-profile passenger security,

•	the LRAD®-Scram Cart, a portable version of our LRAD® -1000 and LRAD®-500 systems,

•	the LRAD®-100, a lightweight handheld version for paramilitary, law enforcement and security use.

We believe that our products are at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the First Quarter of Fiscal 2007

For our first fiscal quarter ended December 31, 2006:

•	Our revenues for the three months ended December 31, 2006 were $3,904,205, compared to $1,915,750 for the three months ended December 31, 2005 (a 104% increase) primarily as a result of increased LRAD sales.

•	We recorded a gross profit of $1,956,292 for the three months ended December 31, 2006 (50% of revenues), which was $892,154 higher than the gross profit of $1,064,138 for the three months ended December 31, 2005 (56% of revenues).

•	Operating expenses decreased from $2,941,117 for the three months ended December 31, 2005 to $2,553,584 for the three months ended December 31, 2006 (a 13% decrease) primarily due to a decrease in personnel and related costs and benefits in our general and administrative departments. Included in the first quarter expenses of fiscal 2007 was $425,647 of legal, accounting and consulting costs associated with a voluntary review of historical stock option grants and the related restatement of financial statements for fiscal years 2005 and 2004 including 2003 and 2002 financial data and certain adjustments for 1999-2001, all as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

•

Other income and expense was 92% lower than the comparable year period primarily as a result of an unrealized gain on derivative revaluation of $1,032,200 for the three months ended December 31, 2005. In the quarter ended December 31, 2006, we elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”). The effect of applying FSP 00-19-2 to our warrant derivative liability using the cumulative-effect transition method resulted in a decrease in derivative liability of $1,221,300 and an increase to the carrying amount of additional paid-in capital of $2,101,000, representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 11 to the interim consolidated financial statements). Other expense includes $32,890 of financing expense accrued for liquidated damages associated with the temporary unavailability of resale registration statements resulting from the filing of our Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006. (see Note 18 to the interim consolidated financial statements).

•	Our net loss decreased from $770,516 for the three months ended December 31, 2005 to $513,785 for the three months ended December 31, 2006.

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

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understandings of our results of operations. These are described in our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2006. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Results of Operations

Revenues

Revenues for the three months ended December 31, 2006 were $3,904,205, representing a 104% increase from $1,915,750 in revenues for the three months ended December 31, 2005. Revenues for the three months ended December 31, 2006 included $3,762,124 of product sales and $142,081 of contract, license and other revenues. Revenues for the three months ended December 31, 2005 included $1,839,969 of product sales and $75,782 of contract, license and other revenues. The increase in revenues was due to increased sales of LRAD products to a growing number of customers. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three year term of the agreement. For the three months ended December 31, 2006, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At December 31, 2006, $52,778 remained unearned under this agreement and has been recorded as deferred revenue. At December 31, 2006, we had aggregate deferred license revenue of $332,355 representing amounts collected from license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2007 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Our order backlog was approximately $7,297,000 at December 31, 2006 and approximately $6,340,000 at December 31, 2005. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Gross Profit

Gross profit for the three months ended December 31, 2006 was $1,956,292, or 50% of revenues, compared to $1,064,138, or 56% of revenues, for the three months ended December 31, 2005. The absolute increase in gross profit was principally the result of the increased sales of our LRAD products and the decrease in gross profit as a percentage of revenues was primarily the result of product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2006 decreased $363,055 to $2,012,069 or 52% of revenues, compared to $2,375,124, or 124% of revenues, for the three months ended December 31, 2005. The decrease in selling general and administrative expenses was primarily attributed to: $374,575 for decreased personnel and related expenses; $142,446 for decreased consulting and accounting expenses primarily as a result of initial costs assessing internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the first time in the first quarter of fiscal 2006; and $94,366 for decreased travel, commissions, demonstration equipment and trade show activity. These reductions were offset by an increase in legal, accounting and consulting fees of $425,647 associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2006, we incurred a significant amount of outside consultant costs and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management assessment of internal control over financial reporting. In addition to the expenses incurred in the voluntary review of historical stock option and stock grants in the first quarter of fiscal 2007, we expect to continue to incur significant audit fees and other costs in during the balance of fiscal 2007 to comply with the Sarbanes-Oxley Act and to improve our internal control over financial reporting and procedures in our accounting organization. We do not currently have an estimate of these future costs, but we anticipate we will increase spending for increased staffing, outside consultants and legal and audit costs.

Research and Development Expenses

Research and development expenses decreased $24,478 to $541,515, or 14% of revenues, for the three months ended December 31, 2006, compared to $565,993, or 30% of revenues, for the three months ended December 31, 2005. This decrease in research and development expenses is primarily due to a $17,255 increase in consulting and related expenses, offset by a $48,418 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2006.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed and introduced significant new products in fiscal year 2006, including our HSS H460 product, our LRAD-R, LRAD Scram Cart and LRAD 100. With the completion of these major projects, and based on current plans and reduced engineering staffing, we expect fiscal year 2007 research and development costs to be comparable with fiscal year 2006.

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the first quarter of fiscal 2006 was $151,379. Cost of revenues, selling, general and administrative expense, and research and development expense in the first quarter of fiscal 2006 include share-based compensation of $17,943, $124,183 and $9,253, respectively. As of December 31, 2006, $1.7 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.8 years. See Note 10 to interim consolidated financial statements for further discussion.

Loss from Operations

Loss from operations was $597,292 for the three months ended December 31, 2006, compared to loss from operations of $1,876,979 for the three months ended December 31, 2005. The decrease in loss from operations resulted primarily from the increase in revenues and gross profit as a result of increased LRAD deliveries as well as a significant decrease in personnel costs due to a restructuring of the management team in the fourth quarter of fiscal 2006. These decreases were offset in part by the $425,647 of expenses incurred in the voluntary review of historical stock option and stock grants.

Other Income (Expense)

During the three months ended December 31, 2006, we earned $116,397 of interest income on our cash and accrued $32,890 of financing expense for liquidated damages associated with the temporary unavailability of resale registration statements resulting from the filing of our Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006.

During the three months ended December 31, 2005, we earned $74,623 of interest on our cash balances, incurred $360 of interest expense and recognized $1,032,200 of unrealized non-cash gain on derivative revaluation. As described in Note 9 and Note 11 to the interim consolidated financial statements, we elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the warrant derivative liability at the beginning of the first quarter of the current fiscal year, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment is not recorded in the consolidated statement of operations and prior periods are not adjusted.

Net Loss

The net loss for the three months ended December 31, 2006 was $513,785, compared to a net loss of $770,516 for the three months ended December 31, 2005. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at December 31, 2006 was $8,567,262 compared to $9,896,342 at September 30, 2006. The decrease in cash was primarily the result of the operating loss, warranty costs previously accrued, increases in inventory, and decreases in current liabilities.

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

Based on our current cash position and our product backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and NeoPlanar products will continue to contribute cash in fiscal year 2007.

Cash Flows

Operating Activities

Our net cash used in operating activities was $1,352,771 for the three months ended December 31, 2006 compared to $3,204,530 for the three months ended December 31, 2005. Cash used in operating activities for the three months ended December 31, 2006 included the $513,785 net loss increased by expenses not requiring the use of cash of $414,970 and a $284,406 increase in inventories (net of obsolescence reserve); an $55,721 increase in trade accounts receivable and prepaid expenses, and a $913,829 decrease in accounts payable and other accrued expenses. Cash used in operating activities for the three months ended December 31, 2005 included the $770,516 net loss, reduced by expenses not requiring the use of cash of $391,913 and a $183,831 reduction in inventories (net of obsolescence reserve); and increased by a net unrealized gain of $1,032,200 on derivative revaluation, an $898,589 increase in trade accounts receivable and prepaid expenses, and a $1,078,969 decrease in accounts payable and accrued expenses.

At December 31, 2006, we had working capital of $12,440,413, compared to working capital of $12,658,863 at September 30, 2006. This decrease was primarily a result of cash used in operating activities.

At December 31, 2006, we had trade accounts receivable of $2,046,917. This compares to $2,055,132 in trade accounts receivable at September 30, 2006. The level of trade accounts receivable at December 31, 2006 represented approximately 48 days of revenues compared to 84 days of revenues at September 30, 2006. The decrease in days was due to shipments of products scheduled evenly throughout the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $18,909 and $19,399 for the three months ended December 31, 2006 and 2005, respectively. Cash used for investment in new patents was $10,414 and $0, for the three months ended December 31, 2006 and 2005, respectively. We anticipate continued capital expenditures for patents in fiscal year 2007.

Financing Activities

Cash provided by financing activities for the three months ended December 31, 2005 was $42,600, which consisted of net cash proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended December 31, 2005 was $61,032, which included $64,940 of net cash proceeds from the exercise of stock options.

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements (see Note 3 to interim consolidated financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $8.6 million at December 31, 2006. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $85,672. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4. Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 due to the material weaknesses in internal control over financial reporting identified in the section “Management’s Report on Internal Control over Financial Reporting” set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, many of which were ongoing at December 31, 2006.

A material weakness is defined in Public Company Accounting Oversight Board Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses in internal control identified as a result of our fiscal year 2006 integrated audit included the following:

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

We hired new accounting personnel in November and December 2005, and in the first and second quarters of 2006, we documented closing procedures for these personnel to follow in properly computing the cost of inventory on a net realizable basis. A full inventory count was performed at the end of each of the first three quarters of fiscal 2006 to ensure that we accounted for all inventory and an inventory revaluation was performed at December 31, 2005 and at June 30, 2006 to revalue inventory in accordance with our policies. At June 30, 2006 we modified our inventory module in our accounting system to value all inventory transactions at FIFO rather than on a standard cost basis and at September 30, 2006 we agreed the pricing of all items to supporting purchase invoices and other appropriate documentation. However, controls that we have established for inventory valuation were not properly applied in connection with our financial statement closing process for the quarters ended March 31 and June 30, and resulted in adjustments to our financial statements discovered during the reviews of those quarters by our independent registered public accounting firm. In the fourth quarter of 2006, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management concluded that the internal controls over Inventory Valuation had been significantly improved. However, at September 30, 2006 there had not been sufficient time to fully evaluate these remediation efforts, and accordingly, there remained a risk that the remedial measures we had implemented would not cure the material weakness identified.

Stock Option Accounting

As further described in the Explanatory Note to our fiscal 2006 Annual Report on Form 10-K and in Note 1 to the consolidated financial statements included in such report, management and our Audit Committee determined on December 15, 2006 that as a result of errors in the determination of measurement dates for a number of stock options granted prior to December 31, 2003, we would restate our previously issued financial statements for fiscal years ended September 30, 2005, 2004 and 2003, including 2002 and 2001 data, and that accordingly, our financial statements and the related reports of Swenson Advisors, LLP and BDO Seidman, LLP, and all related earnings press releases and communications relating to fiscal years 2005, 2004 and 2003, including 2002 and 2001 data, the quarterly reports on Form 10-Q filed with respect to each of these fiscal years and the financial statements included in the our quarterly reports on Form 10-Q for the interim periods of fiscal year 2006, should not be relied upon.

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

We determined that this series of events reflected that two material weaknesses in our internal control over financial reporting existed as of September 30, 2006. Specifically, as a result of the voluntary review of our historical stock option grants, management determined that we did not maintain effective controls over the completeness and accuracy of our accounting for and monitoring of our non-cash stock-based compensation expense and related financial statement disclosures, including our recording of various stock option transactions. This control deficiency resulted in management’s failure to detect errors with regard to the accounting for certain stock option grants and resulted in the restatement of our consolidated financial statements and related disclosures, as described above. Additionally, this control deficiency could result in a misstatement of non-cash stock-based compensation expense, additional paid-in capital, accumulated deficit and deferred compensation and financial statement disclosures related to stock options that could result in a material misstatement of the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness. We also determined that, as of September 30, 2006, we did not maintain effective controls over the preparation, analysis, documentation, and review of the income tax provision calculation and related financial statement disclosures.

Our management has discussed the material weaknesses described above with our Audit Committee. In an effort to remediate the identified material weaknesses and other control deficiencies, we have implemented or plan to implement the measures described below. Management has performed additional analyses and reviews for the three months ended December 31, 2006 to help ensure that the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of our company as of, and for, the periods presented in this report.

Remediation of Material Weaknesses

As of the filing date of this report, we have not fully remediated the material weaknesses in our internal control over financial reporting identified above. Management has taken a number of steps that it believes will improve the effectiveness of our disclosure controls and procedures including the following:

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

A full inventory count was performed at the end of each quarter of fiscal 2006 and at the end of the quarter ended December 31, 2006, to ensure that we accounted for all inventory. At June 30, 2006 we modified our inventory module in our accounting system to value all inventory transactions at FIFO rather than on a standard cost basis and at September 30, 2006 and December 31, 2006 we agreed the pricing of all items to supporting purchase invoices and other appropriate documentation.

In the fourth quarter of 2006 and the first quarter of 2007, we undertook and completed, as appropriate, our testing to validate compliance with the newly implemented policies, procedures and controls. In reviewing the results from this testing, management has concluded that the internal controls over Inventory Valuation were functioning adequately for the quarter ended December 31, 2006.

Completeness and Accuracy of Accounting for and Monitoring Stock-Based Compensation Expense and Related Financial Statement Disclosure

The voluntary review of our historical stock option and stock grants was ongoing at December 31, 2006, and was concluded in early January 2007. We believe the completion of that review and the resulting restatement of historical financial statements has remediated the material weakness concerning the completeness and accuracy of accounting for and monitoring stock-based compensation expense and related financial statement disclosure. In addition, in January 2007, our Compensation Committee adopted revised stock option grant and exercise procedures, and we modified our internal controls over equity transactions to conform to these new procedures. These new procedures include:

•

All persons who administer the stock options plans will read at least annually each of the active plans, the Section 10(a) prospectus(es), the standard forms of grant agreements, and the approved stock option grant practices, and certify the same to the chief financial officer.

•

Options may be granted only pursuant to the express direction of the Compensation Committee; or the express written direction of one or more officers having been delegated that authority by the Compensation Committee in accordance with Section 157(c) of the Delaware General Corporation Law (currently, no such delegation exists); or an automatic grant feature contained in a resolution of the Board or Compensation Committee.

•	All option grants will be reflected in minutes prepared promptly following the corporate action, and using approval language recommended and approved by legal counsel.

•

Option agreements may be prepared only by a member of the accounting or human resources department designated by the CEO who will confirm the requisite approval (per above) before preparing the agreement, and may be signed only by the CEO or his designee who will confirm with the preparer that the requisite approval was received and the terms contained in the option agreement are the same as those approved by the Compensation Committee or the CEO.

•	If approval is obtained by a unanimous written consent, each signature will be dated and the effective date of the consent will be deemed to be the date of the last signature.

•

Offer letters to new non-executive employees may contain a provision indicating that management will recommend a grant of a stock option to the Compensation Committee, but the terms of any such recommended options must be consistent with a band schedule approved in advance by the Compensation Committee. No options may be promised to new executive officer employees without advance approval from the Compensation Committee.

•

Each approval of an option grant by the Compensation Committee will expressly establish the date of grant. Generally, the date of grant will be the date of the approval. The date of grant will be a date after the date of approval only when such a delay in the date of grant is reasonably related to a legitimate business purpose, such as to coincide with a hiring or promotion.

•

A policy was established to avoid granting options as of a date during a blackout period (as specified in the company’s insider trading policy), except in the case of a new hire or promotion. Generally, employee reviews should be scheduled to occur during an open window period.

•

We will engage a captive broker that specializes in stock options to handle cashless exercise transactions. All cashless exercise transactions must be handled through the captive broker, unless an exception is approved by the Compensation Committee in advance.

•

Stock option exercises not conducted through the captive broker will not be recognized unless and until the full exercise price has been paid, and all required withholdings have been paid or arranged through payroll withholding.

•	Stock option exercises will be logged by the stock option administrator on the date all required actions are complete, and will be irrevocable once given.

•

All persons whose service terminates will be advised in writing of the number of vested options they hold, and the last date on which those options may be exercised. The Company will strictly adhere to the expiration dates of options, and adopt a zero tolerance policy for receipt of exercise paperwork and exercise price following the expiration of the exercise period.

Preparation, Analysis, Documentation, and Review of the Income Tax Provision Calculation

Management is currently reviewing our control policies and procedures with respect to preparation, analysis, documentation, and review of the income tax provision calculation.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three customers accounted for 48% of our total revenues for the first fiscal quarter of 2007. We continue to be dependent on a few large customers.

Three customers accounted for 24%, 13% and 11% of total revenues for the first fiscal quarter of 2007. These customers have the right to cease doing business with us at any time. If our relationship with any material customer were to cease, then our revenues would decline substantially and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and a need to raise additional capital to fund our operations.

Our equity financings impose certain liquidated damages that may impair our liquidity and ability to raise capital.

In connection with our August 2006 equity financing, we entered into a registration rights agreement with the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing. If, among other reasons, those selling stockholders are unable to re-sell their shares purchased in the financing or acquired upon exercise of their related warrants, we may be obligated to pay liquidated damages to those selling stockholders in the amount of up to 0.033% of the gross proceeds per day, but not to exceed a total of 20% of the purchase price paid by each investor. Similar provisions regarding the payment of liquidated damages but without a cap on damages apply to the financings we entered into in July 2005 and July 2003. The effective registration statements for these financings could become unavailable for a variety of reasons, some of which are outside of our control, including our inability to timely file reports we are required to file with the SEC.

We will not be eligible to use short-form registration statements on Form S-3 for future financings until January 2008. If we are not current in our filings with the SEC, we will face several adverse consequences.

As a result of the voluntary review of our historical stock option and stock grants, the filing of our Form 10-K for the fiscal year ended September 30, 2006 was delayed past the extended December 29, 2006 due date. As a result, we no longer meet the eligibility requirements for Form S-3 which requires that all reports required under the Exchange Act have been filed timely for at least twelve calendar months immediately preceding the filing date. These restrictions may impair our ability to raise funds.

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

If we fail to keep our filings current with the SEC, our common stock may be delisted from the NASDAQ Capital Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of December 31, 2006, we had outstanding options granted to our employees, directors and consultants to purchase 1,324,761 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 4,164,927 shares of our common stock. At December 31, 2006, the exercise prices for the options and warrants ranged from $1.85 to $10.06 per share. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

10.1	Settlement Agreement with Bruce Gray dated October 4, 2006.+ (1)

10.2	Settlement Agreement with Alan J. Ballard dated October 18, 2006.+ (2)

10.3	Settlement Agreement with Rose Tomich-Litz dated October 18, 2006.+ (3)

10.4	Settlement Agreement with David Carnevale dated October 24, 2006.+ (4)

10.5	Settlement Agreement with Charles Peacock dated December 5, 2006.+ (5)

Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Principal Financial Officer.*

*	Filed concurrently herewith.
+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.26.1 to Form 10-K filed on January 8, 2007.
(2)	Incorporated by reference to Exhibit 10.41 to Form 10-K filed on January 8, 2007.
(3)	Incorporated by reference to Exhibit 10.43 to Form 10-K filed on January 8, 2007.
(4)	Incorporated by reference to Exhibit 10.46.1 to Form 10-K filed on January 8, 2007.
(5)	Incorporated by reference to Exhibit 10.56 to Form 10-K/A filed on January 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ Thomas R. Brown
Date: February 8, 2007		Thomas R. Brown, President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive and Principal Financial Officer and duly authorized to sign on behalf of the Registrant)