Form 10-Q
period 2007-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2007-05-02
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of Common Stock, $.00001 par value, outstanding on April 27, 2007 was 30,535,207

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

American Technology Corporation

We have reviewed the accompanying consolidated balance sheet of American Technology Corporation (the “Company”) as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Technology Corporation as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 5, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2006, is fairly stated, in all material respects, in relationship to the balance sheet from which it has been derived.

/s/ Swenson Advisors, LLP

San Diego, California

May 2, 2007

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,011,972	$9,896,342
Trade accounts receivable, less allowance of $560,964 and $687,027 for doubtful accounts	1,799,966	2,055,132
Inventories, net of $57,220 and $11,714 reserve for obsolescence	4,907,321	4,449,680
Prepaid expenses and other	86,244	139,214

Total current assets	14,805,503	16,540,368
Equipment, net	535,701	693,534
Patents, net	1,382,244	1,416,012
Deposits	58,265	58,265

Total assets	$16,781,713	$18,708,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,211,346	$1,904,027
Accrued liabilities:
Payroll and related	459,856	759,705
Deferred revenue	319,061	351,658
Warranty reserve	239,871	803,162
Legal settlements	—	53,750
Other	—	9,203

Total current liabilities	2,230,134	3,881,505

Long-term liabilities:
Extended warranty	—	2,000
Derivative warrant instrument	—	1,221,300

Total liabilities	2,230,134	5,104,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 and 30,083,227 shares issued and outstanding respectively.	305	301
Additional paid-in capital	78,038,257	74,663,660
Accumulated deficit	(63,486,983)	(61,060,587)

Total stockholders’ equity	14,551,579	13,603,374

Total liabilities and stockholders’ equity	$16,781,713	$18,708,179

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Revenues:
Product sales	$2,171,742	$1,361,244	$5,933,865	$3,201,213
Contract, license and other	89,675	111,420	231,756	187,202

Total revenues	2,261,417	1,472,664	6,165,621	3,388,415
Cost of revenues	1,154,012	1,284,451	3,088,206	2,136,065

Gross profit	1,107,405	188,213	3,077,415	1,252,350

Operating expenses:
Selling, general and administrative	1,655,130	2,047,085	3,699,210	4,422,207
Research and development	575,092	502,217	1,098,315	1,068,210

Total operating expenses	2,230,222	2,549,302	4,797,525	5,490,417

Loss from operations	(1,122,817)	(2,361,089)	(1,720,110)	(4,238,067)

Other income (expense):
Interest income	89,908	70,480	206,304	145,103
Interest expense	—	(183)	(32,890)	(543)
Unrealized (loss)/gain on derivative revaluation	—	(339,500)	—	692,700

Total other income (expense)	89,908	(269,203)	173,414	837,260

Net loss	(1,032,909)	(2,630,292)	(1,546,696)	(3,400,807)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.11)	$(0.05)	$(0.14)

Average weighted number of common shares outstanding	30,142,426	24,382,731	30,115,565	24,342,884

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2007	2006
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(1,546,696)	$(3,400,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,833	225,229
Provision for doubtful accounts	(126,063)	(85,000)
Warranty provision	(93,921)	155,774
Inventory obsolescense	45,506	(196,592)
Loss on disposition of asset	2,159	52,070
Stock-based compensation	413,339	378,188
Write-off of abandoned patents	5,185	—
Unrealized gain on derivative revaluation	—	(692,700)
Changes in assets and liabilities:
Trade accounts receivable	381,229	(977,251)
Inventories	(503,147)	347,609
Prepaid expenses and other	52,970	40,111
Accounts payable	(692,681)	(549,976)
Warranty reserve	(471,370)	(55,025)
Accrued liabilities	(395,399)	(309,174)

Net cash used in operating activities	(2,678,056)	(5,067,544)

Investing Activities:
Purchase of equipment	(29,510)	(279,397)
Patent costs paid	(37,066)	(97,690)
Long-term deposits	—	(58,266)

Net cash used in investing activities	(66,576)	(435,353)

Financing Activities:
Payments on capital lease	—	(6,928)
Proceeds from exercise of common stock warrants	817,662	—
Proceeds from exercise of stock options	42,600	610,940

Net cash provided by financing activities	860,262	604,012

Net decrease in cash	(1,884,370)	(4,898,885)
Cash, beginning of period	9,896,342	10,347,779

Cash, end of period	$8,011,972	$5,448,894

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$543

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

The Company incurred net losses of $1,032,909 and $2,630,292 in the three months ended March 31, 2007 and 2006, respectively, and net losses of $1,546,696 and $3,400,807 in the six months ended March 31, 2007 and 2006 respectively. Management has developed an operating plan for fiscal 2007 and believes the Company has adequate financial resources to execute the plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has significant flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company does not believe SAB 108 will have a material impact on its results from operations or financial position.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was effective beginning with the second quarter of fiscal 2007. The Company is currently evaluating the effect EITF 06-3 will have on the presentation of its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective commencing with the Company’s fiscal year 2008. The Company is currently evaluating the effect FIN 48 will have on its financial statements.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	March 31, 2007	September 30, 2006
Accounts receivable	$2,360,930	$2,742,159
Less allowances for doubtful accounts	(560,964)	(687,027)

Total, net	$1,799,966	$2,055,132

5. INVENTORIES AND CONTRACT MANUFACTURING

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	March 31, 2007	September 30, 2006
Finished goods	$1,676,362	$2,104,202
Work in process	27,719	49,287
Raw materials	3,260,460	2,307,905

	4,964,541	4,461,394
Reserve for obsolescence	(57,220)	(11,714)

	$4,907,321	$4,449,680

6. EQUIPMENT

Equipment consists of the following:

	March 31, 2007	September 30, 2006
Machinery and equipment	$448,098	$449,899
Office furniture and equipment	920,875	914,650
Leasehold improvements	259,278	245,252

	1,628,251	1,609,801
Accumulated depreciation	(1,092,550)	(916,267)

Equipment, net	$535,701	$693,534

Included in office furniture and equipment at March 31, 2007, and September 30, 2006, are $497,049 and $490,148, respectively, for purchased software, which is amortized over three years. The unamortized portion of software at March 31, 2007, and September 30, 2006, are $69,439 and $109,789, respectively.

Depreciation expense, excluding amortization of software, was $137,933 and $99,791 for the six months ended March 31, 2007 and 2006, respectively. Amortization of purchased software was $47,252 and $62,406 for the six months ended March 31, 2007 and 2006, respectively.

7. PATENTS

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	March 31 2007	September 30 2006
Cost	$1,972,657	$1,960,786
Accumulated amortization	(590,413)	(544,774)

Patents, net	$1,382,244	$1,416,012

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

Changes in the warranty reserve during the three and six months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Beginning balance	$528,810	$331,708	$805,162	$248,981
Warranty provision	(237,245)	65,641	(93,921)	155,774
Warranty payments	(51,694)	(47,619)	(471,370)	(55,025)

Ending balance	$239,871	$349,730	$239,871	$349,730

In the fiscal year ended September 30, 2006, the Company increased its reserve for warranty claims by $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units. At March 31, 2007, all costs associated with the replacement have been incurred. During the quarter ended March 31, 2007, the Company also modified its estimate of warranty reserve for the LRAD products to reflect the costs associated with warranty replacements. The impact of the change in estimate was to decrease the reserve and, increase gross profit by approximately $329,000 and decrease the net loss per share of common stock by $0.01.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock” the Company previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value was recorded as a non-cash income or expense item. For the six months ended March 31, 2006, the Company recorded $692,700 as an unrealized gain on derivative revaluation related to warrants and had aggregate derivative liability for warrants of $1,153,300 at March 31, 2006.

Effective in the first quarter of 2007 the Company elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”). This accounting literature provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. If upon adoption a warrant classified as a liability under EITF 00-19 is determined under applicable generally accepted accounting principles to be equity without regard to the registration payment arrangement, then it should be reclassified. The Company has recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 11). The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

Subsequent to the adoption FSP 00-19-2 the Company filed its annual report on Form 10-K for the fiscal year ended September 30, 2006 past the extended due date and incurred liquidated damages as described in Note 18.

10. SHARE-BASED COMPENSATION

Share-Based Payments.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-based payments” (“SFAS 123(R)”) on October 1, 2005, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period.

Statement 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended March 31, 2007.

Share-Based Compensation Information

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 11)

The Company recorded $261,960 and $189,312 of stock compensation expense for the three months ended March 31, 2007 and 2006, respectively. A total of $25,772 and $115,791 of this expense relates to awards granted prior to adoption of SFAS 123(R) and vesting after October 1, 2005, and $236,188 and $74,021 relates to options granted after the adoption of SFAS 123(R). The Company recorded $413,339 and $378,188 of stock compensation expense for the six months ended March 31, 2007 and 2006, respectively. A total of $59,146 and $265,464 of this expense relates to awards granted prior to adoption of SFAS 123(R) and vesting after October 1, 2005, and $354,193 and $112,724 relates to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the six months ended March 31, 2007 was $2.39 per share using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

Six Months Ended March 31, 2007
Volatility	71%
Risk-free interest rate	4.71% - 4.75%
Forfeiture rate	20.0%
Dividend yield	0.0%
Expected life in years	3.4 -4.9

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

As the amount of share-based compensation expense recognized in periods ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% and 5% for the quarters ended March 31, 2007 and 2006 based on historical experience. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated

Since the Company has a net operating loss carryforward as of March 31, 2007, no excess tax benefit for the tax deductions related to share-based awards was recognized for the quarters ended March 31, 2007 and 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended March 31, 2007 or 2006. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2007, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.9 years.

11.	STOCKHOLDERS’ EQUITY

Summary

As described in Note 9, the Company elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the Company’s warrant derivative liability at the beginning of the first quarter of fiscal 2007, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of September 30, 2006, adjusted effective October 1, 2006, is as follows:

	September 30, 2006	FSP 00-19-2 cumulative-effect adjustment	October 1, 2006
Derivative warrant instrument	$1,221,300	$(1,221,300)	$—
Additional paid-in capital	$74,663,660	$2,101,000	$76,764,660
Accumulated deficit	$(61,060,587)	$(879,700)	$(61,940,287)
Total stockholders’ equity	$13,603,374	$1,221,300	$14,824,674

The tax effect of the identified adjustments is not significant since the Company has a full valuation allowance for deferred tax assets.

The following table summarizes changes in equity components from transactions during the six months ended March 31, 2007:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance September 30, 2006	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374

Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	$—	$2,101,000	$(879,700)	$1,221,300

Balance October 1, 2006 (as adjusted)	30,083,227	$301	$76,764,660	$(61,940,287)	$14,824,674
Issuance of common stock:
Upon exercise of stock options	10,000	—	42,600	—	42,600
Upon exercise of warrants	441,980	4	817,658	—	817,662
Stock-based compensation expense		—	413,339	—	413,339
Net loss for the year	—	—	—	(1,546,696)	(1,546,696)

Balance, March 31, 2007	30,535,207	$305	$78,038,257	$(63,486,983)	$14,551,579

Stock Options

For the six months ended March 31, 2007 and 2006, share-based compensation expense was $413,339 and $378,188, respectively (See Note 10).

As of March 31, 2007, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 1,500,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Plan is no longer available for new option grants.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans, allowed for the issuance of up to 3,312,501 shares. At March 31, 2007, there were options outstanding covering 1,659,367 shares of common stock under the 2005 Equity Plan with 738,811 shares available for future grants.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At March 31, 2007, there were options outstanding covering 501,061 shares of common stock under the 2002 Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At March 31, 2007, there were options outstanding covering 66,062 shares of common stock from grants outside the stock option plans.

The following table summarizes information about stock option activity during the six months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	1,496,573	$4.67
Granted	1,036,000	$4.44
Canceled/expired	(296,083)	$4.74
Exercised	(10,000)	$4.26

Outstanding March 31, 2007	2,226,490	$4.58

Exercisable at March 31, 2007	935,389	$4.71

Options outstanding are exercisable at prices ranging from $2.60 to $10.06 and expire over the period from 2007 to 2012 with an average life of 3.75 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2007:

	Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	4,164,927	$3.65

Issued	—	—

Exercised	(441,980)	1.85

Canceled/expired	(9,900)	1.85

Outstanding March 31, 2007	3,713,047	$3.87

At March 31, 2007, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
272,729	$5.59	*	July 10, 2007
100,000	$4.25		September 30, 2007
353,625	$3.25	*	December 31, 2007
50,000	$3.63		April 8, 2008
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010
3,713,047
*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

12. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 5,939,537 and 4,384,789 shares of common stock were outstanding at March 31, 2007 and 2006 respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

13. MAJOR CUSTOMERS

For the three months ended March 31, 2007, revenues from four customers accounted for 18%, 17%, 10% and 10% of revenues, respectively; and for the six months ended March 31, 2007 revenues from three customers accounted for 16%, 14% and 11% of total revenues, respectively. At March 31, 2007, accounts receivable from four customers accounted for 17%, 15%, 14% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance

For the three months ended March 31, 2006, revenues from four customers accounted for 39%, 17%, 14% and 14% of revenues, respectively; and for the six months ended March 31, 2006 revenues from two customers accounted for 36% and 20% of total revenues, respectively. At September 30, 2006, accounts receivable from three customers accounted for 30%, 20% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

14. LEASE FOR PRINCIPAL FACILITIES

The Company subleases approximately 23,698 square feet of office, warehousing, product assembly, and research space located at 15378 Avenue of Science, San Diego, California 92118. The sublease is for a term expiring May 31, 2011. The agreement provides for a monthly expense of $29,622 during the term. In addition to the monthly base rental expense, the Company is responsible for certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

At March 31, 2007, a valuation allowance has been provided to offset the net deferred tax asset as management has determined that it is more likely than not that the deferred tax asset will not be realized. At September 30, 2006, the Company had for federal income tax purposes net operating loss carryforwards of approximately $54,473,000, which expire through 2027 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

17.	BUSINESS SEGMENT DATA

The Company is engaged in design, development and commercialization of directed sound technologies and products. During fiscal 2006 the Company’s operations were organized into two segments by the end-user markets they served. Late in fiscal 2006, in conjunction with executive management changes and a more diverse customer base, the sales force for all products and end-user markets was consolidated. Effective October 1, 2006, the former two business units were aggregated into one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The former business units are no longer separately managed and no longer considered separate business units. The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis and not by the end-user markets served. Accordingly, the Company has reclassified its prior period financial results to conform to the current period presentation of one reportable segment.

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

The Company filed its annual report on Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006. At March 31, 2007 the Company had accrued as a financing expense $32,890, for such liquidated damages calculated pursuant to the registration rights agreements.

It em 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2007 and 2006. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We are aggressively focusing on creating markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

Our HSS® H-450 and HSS H-460 products are gaining acceptance from digital signage and networked narrowcasting display providers as in-store networks rapidly grow in retail chains throughout the U.S. and abroad. We have added new LRAD® and NeoPlanar® products and accessories for our customers, including

•

a directional acoustic system known as the Remotely Controlled Long Range Acoustic Device (LRAD-R), which is a turnkey security solution that enables users to determine the intent of potential security threats as well as readily communicate over distance (in excess of 500 meters) from a remote location,

•	the LRAD-Sound Barrier, a hardened vehicle-mounted system for high-profile passenger security,

•	the LRAD-Scram Cart, a portable version of our LRAD -1000 and LRAD-500 systems,

•	the LRAD-100, a lightweight handheld version for paramilitary, law enforcement and security use.

We believe that our products are at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Second Quarter of Fiscal 2007

For our second fiscal quarter ended March 31, 2007:

•	Our revenues for the three months ended March 31, 2007 were $2,261,417, compared to $1,472,664 for the three months ended March 31, 2006 (a 54% increase) primarily as a result of increased LRAD sales.

•

We recorded a gross profit of $1,107,405 for the three months ended March 31, 2007 (49% of revenues), which was $919,192 higher than the gross profit of $188,213 for the three months ended March 31, 2006 (13% of revenues). Gross profit increased primarily due to higher product sales as well as decreased production costs and warranty expense.

•

Operating expenses decreased from $2,549,302 for the three months ended March 31, 2006 to $2,230,222 for the three months ended March 31, 2007 (a 13% decrease) primarily due to a decrease in personnel and related costs and benefits in our general and administrative departments. Included in the second quarter expenses of fiscal 2007 was $100,608 of legal, accounting and consulting costs associated with a voluntary review of historical stock option grants and the related restatement of financial statements for fiscal years 2005 and 2004 including 2003 and 2002 financial data and certain adjustments for 1999-2001, all as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

•	Our net loss decreased from $2,630,292 for the three months ended March 31, 2006 to $1,032,909 for the three months ended March 31, 2007.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues

Revenues for the three months ended March 31, 2007 were $2,261,417, representing a 54% increase from $1,472,664 in revenues for the three months ended March 31, 2006. Revenues for the three months ended March 31, 2007 included $2,171,742 of product sales and $89,675 of contract, license and other revenues. Revenues for the three months ended March 31, 2006 included $1,361,244 of product sales and $111,420 of contract, license and other revenues. The increase in revenues was due to increased sales of LRAD products to a growing number of customers. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue is recognized ratably over the three year term of the agreement. For the three months ended March 31, 2007, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At March 31, 2007, $37,500 remained unearned under this agreement and has been recorded as deferred revenue. At March 31, 2007, we had aggregate deferred license revenue of $319,061 representing amounts collected from license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2007 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Our order backlog was approximately $5,217,735 at March 31, 2007 and approximately $7,542,929 at March 31, 2006. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $1,107,405, or 49% of revenues, compared to $188,213, or 13% of revenues, for the three months ended March 31, 2006. The increase in gross profit was principally the result of the increased sales of our LRAD products as well as decreased production and labor costs and warranty expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 decreased $391,955 to $1,655,130, or 73% of revenues, compared to $2,047,085, or 139% of revenues, for the three months ended March 31, 2006.

The decrease in selling general and administrative expenses was primarily attributed to: $137,810 for decreased personnel and related expenses and $160,825 for decreased consulting and accounting expenses primarily as a result of costs assessing internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2006, we incurred a significant amount of outside consultant costs and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management assessment of internal control over financial reporting. We expect to continue to incur audit fees and other costs at a reduced rate during fiscal 2007 to comply with the Sarbanes-Oxley Act and to improve our internal control over financial reporting and procedures in our accounting organization.

Research and Development Expenses

Research and development expenses increased $72,875 to $575,092, or 25% of revenues, for the three months ended March 31, 2007, compared to $502,217, or 34% of revenues, for the three months ended March 31, 2006. This increase in research and development expenses is primarily due to a $76,324 increase in personnel and related expenses.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed and introduced significant new products in fiscal year 2006, including our HSS H460 product, our LRAD-R, LRAD Scram Cart and LRAD 100. In fiscal 2007, we completed and introduced an enhanced LRAD-R and continued development of additional products. Based on current plans and engineering staffing, we expect fiscal year 2007 research and development costs to be comparable with fiscal year 2006.

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted SFAS 123(R) and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the second quarter of fiscal 2007 was $261,960. Cost of revenues, selling, general and administrative expense, and research and development expense in the second quarter of fiscal 2007 include share-based compensation of $16,448, $214,835 and $30,677, respectively. As of March 31, 2007, $3.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.9 years. See Note 10 to interim consolidated financial statements for further discussion.

Loss from Operations

Loss from operations was $1,122,817 for the three months ended March 31, 2007, compared to loss from operations of $2,361,089 for the three months ended March 31, 2006. The decrease in loss from operations resulted primarily from the increase in revenues and gross profit as a result of increased LRAD deliveries as well as a significant decrease in personnel costs due to a restructuring of the management team in the fourth quarter of fiscal 2006.

Other Income (Expense)

During the three months ended March 31, 2007, we earned $89,908 of interest income on our cash balances. During the three months ended March 31, 2006, we earned $70,480 of interest on our cash balances and recognized $339,500 of unrealized non-cash loss on derivative revaluation. As described in Note 9 and Note 11 to the interim consolidated financial statements, we elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the warrant derivative liability at the beginning of the first quarter of the current fiscal year, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. Accordingly, the cumulative adjustment is not recorded in the consolidated statement of operations and prior periods are not adjusted.

Net Loss

The net loss for the three months ended March 31, 2007 was $1,032,909, compared to a net loss of $2,630,292 for the three months ended March 31, 2006. We had no income tax expense for either of the periods presented.

Results of Operations for the Six Months Ended March 31, 2007 and 2006

Revenues

Revenues for the six months ended March 31, 2007 were $6,165,621, representing a 82% increase from $3,388,415 in revenues for the six months ended March 31, 2006. Revenues for the six months ended March 31, 2007 included $5,933,865 of product sales and $231,756 of contract, license and other revenues. Revenues for the six months ended March 31, 2006 included $3,201,213 of product sales and $187,202 of contract, license and other revenues. The increase in revenues was due to increased sales of LRAD products to a growing number of customers. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements as further described above. For the six months ended March 31, 2007, we recognized $108,334 in contract revenue representing the ratable earned revenue under the three year agreement.

Gross Profit

Gross profit for the six months ended March 31, 2007 was $3,077,415, or 50% of revenues, compared to $1,252,350, or 37% of revenues, for the six months ended March 31, 2006. The increase in gross profit was principally the result of the increased sales of our LRAD products and as well as decreased production and labor costs and warranty expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2007 decreased $722,997 to $3,699,210, or 60% of revenues, compared to $4,422,207, or 131% of revenues, for the six months ended March 31, 2006. The decrease in selling general and administrative expenses was primarily attributed to: $512,385 for decreased personnel and related expenses; and $89,345 for decreased travel, commissions, demonstration equipment and trade show activity.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses increased $30,105 to $1,098,315, or 18% of revenues, for the six months ended March 31, 2007, compared to $1,068,210, or 32% of revenues, for the six months ended March 31, 2006. This increase in research and development expenses is primarily due to a $49,904 increase in personnel and related expenses.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms.

Share-Based Compensation

Total compensation cost for our share-based payments for the six months ended March 31, 2007 was $413,339. Cost of revenues, selling, general and administrative expense, and research and development expense include share-based compensation of $34,391, $339,018 and $39,930, respectively. As of March 31, 2007, $3.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.9 years. See Note 10 to interim consolidated financial statements for further discussion.

Loss from Operations

Loss from operations was $1,720,110 for the six months ended March 31, 2007, compared to loss from operations of $4,238,067 for the six months ended March 31, 2006. The decrease in loss from operations resulted primarily from the increase in revenues and gross profit as a result of increased LRAD deliveries as well as a significant decrease in personnel costs due to a restructuring of the management team in the fourth quarter of fiscal 2006.

Other Income (Expense)

During the six months ended March 31, 2007, we earned $206,304 of interest income on our cash balances and accrued $32,890 of financing expense for liquidated damages associated with the temporary unavailability of resale registration statements resulting from the filing of our annual report on Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006.

During the six months ended March 31, 2006, we earned $145,103 of interest on our cash balances and recognized $692,700 of unrealized non-cash gain on derivative revaluation.

Net Loss

The net loss for the six months ended March 31, 2007 was $1,546,696, compared to a net loss of $3,400,807 for the six months ended March 31, 2006. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from products sales and from financing activities. Cash at March 31, 2007 was $8,011,972 compared to $9,896,342 at September 30, 2006. The decrease in cash was primarily the result of the operating loss, warranty costs previously accrued, increases in inventory, and decreases in current liabilities.

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

Based on our current cash position and our product backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and NeoPlanar products will continue to contribute cash in fiscal year 2007. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flows

Operating Activities

Our net cash used in operating activities was $2,678,056 for the six months ended March 31, 2007 compared to $5,067,544 for the six months ended March 31, 2006. Cash used in operating activities for the six months ended March 31, 2007 included the $1,546,696 net loss decreased by expenses not requiring the use of cash of $451,532 and a $434,199 decrease in trade accounts receivable and prepaid expenses, and increased by a $457,641 increase in inventories (net of obsolescence reserve) a $1,559,450 decrease in accounts payable and other accrued expenses. Cash used in operating activities for the six months ended March 31, 2006 included the $3,400,807 net loss, reduced by expenses not requiring the use of cash of $726,261 and a $151,017 reduction in inventories (net of obsolescence reserve); and increased by a net unrealized gain of $692,700 on derivative revaluation, an $937,140 increase in trade accounts receivable and prepaid expenses, and a $914,175 decrease in accounts payable and accrued expenses.

At March 31, 2007, we had working capital of $12,577,369, compared to working capital of $12,658,863 at September 30, 2006.

At March 31, 2007, we had trade accounts receivable of $1,799,966. This compares to $2,055,132 in trade accounts receivable at September 30, 2006. The level of trade accounts receivable at March 31, 2007 represented approximately 56 days of revenues compared to 84 days of revenues at September 30, 2006. The decrease in days was due to shipments of products scheduled evenly throughout the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $29,510 and $279,397 for the six months ended March 31, 2007 and 2006, respectively. Cash used for investment in new patents was $37,066 and $97,690, for the six months ended March 31, 2007 and 2006, respectively. We anticipate continued capital expenditures for patents in fiscal year 2007. Cash used in investing activities of $58,266 for the six months ended March 31, 2006, consisted of a security deposit for our current facilities.

Financing Activities

Cash provided by financing activities for the six months ended March 31, 2007 was $860,262, which consisted of net cash proceeds from the exercise of warrants of $817,662 and cash proceeds from the exercise of stock options of $42,600. Cash provided by financing activities for the six months ended March 31, 2006 was $604,012, which included $610,940 of net cash proceeds from the exercise of stock options.

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

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $8 million at March 31, 2007. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $80,120. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Control over Financial Reporting

The Company reported three material weaknesses in our annual report on Form 10-K for the fiscal year ended September 30, 2006. The Company implemented corrective action to remediate the previously reported material weaknesses. Management believes these material weaknesses were remediated during the six months ended March 31, 2007.

Except for such corrective actions, there were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Currently, there are no pending material legal proceedings to which we a party or to which any of our property is subject.

Item 1A.	Risk Factors.

Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 10-K”). There have been no material changes from the risk factors previously disclosed in the 2006 10-K.

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

AMERICAN TECHNOLOGY CORPORATION

		By:	/s/ Thomas R. Brown
Date:	May 2, 2007		Thomas R. Brown, President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive and Principal Financial Officer and duly authorized to sign on behalf of the Registrant)