Form 10-Q
period 2007-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2007-08-08
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of Common Stock, $.00001 par value, outstanding on August 2, 2007 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

American Technology Corporation

We have reviewed the accompanying consolidated balance sheet of American Technology Corporation (the “Company”) as of June 30, 2007, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Swenson Advisors, LLP

San Diego, California

August 8, 2007

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,997,562	$9,896,342
Trade accounts receivable, less allowance of $622,105 and $687,027 for doubtful accounts	1,194,783	2,055,132
Inventories, net of $68,587 and $11,714 reserve for obsolescence	5,356,044	4,449,680
Prepaid expenses and other	240,605	139,214

Total current assets	13,788,994	16,540,368
Equipment, net	458,485	693,534
Patents, net	1,328,650	1,416,012
Deposits	58,265	58,265

Total assets	$15,634,394	$18,708,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831,156	$1,904,027
Accrued liabilities:
Payroll and related	266,312	759,705
Deferred revenue	302,615	351,658
Warranty reserve	195,354	803,162
Legal settlements	—	53,750
Other	—	9,203

Total current liabilities	1,595,437	3,881,505

Long-term liabilities:
Extended warranty	—	2,000
Derivative warrant instrument	—	1,221,300

Total liabilities	1,595,437	5,104,805

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $ 0.00001 par value; 50,000,000 shares authorized; 30,535,207 and 30,083,227 shares issued and outstanding respectively	305	301
Additional paid-in capital	78,537,001	74,663,660
Accumulated deficit	(64,498,349)	(61,060,587)

Total stockholders’ equity	14,038,957	13,603,374

Total liabilities and stockholders’ equity	$15,634,394	$18,708,179

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$2,012,971	$3,086,599	$7,946,836	$6,287,812
Contract, license and other	139,600	78,180	371,356	265,383

Total revenues	2,152,571	3,164,779	8,318,192	6,553,195
Cost of revenues	1,154,336	2,119,245	4,242,542	4,255,309

Gross profit	998,235	1,045,534	4,075,650	2,297,886

Operating expenses:
Selling, general and administrative	1,551,804	2,151,051	5,280,170	6,521,188
Research and development	492,835	459,904	1,591,150	1,528,114

Total operating expenses	2,044,639	2,610,955	6,871,320	8,049,302

Loss from operations	(1,046,404)	(1,565,421)	(2,795,670)	(5,751,416)

Other income (expense):
Interest income	89,548	43,900	295,852	189,002
Interest expense	—	(558)	(32,890)	(1,101)
Gain/(loss) on asset disposition	(54,510)	3,443	(25,354)	(48,628)
Unrealized gain on derivative revaluation	—	669,300	—	1,362,000

Total other income	35,038	716,085	237,608	1,501,273

Net loss	$(1,011,366)	$(849,336)	$(2,558,062)	$(4,250,143)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.03)	$(0.08)	$(0.17)

Average weighted number of common shares outstanding	30,535,207	24,485,215	30,255,564	24,390,518

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2007	2006
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(2,558,062)	$(4,250,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373,690	345,286
Provision for doubtful accounts	(64,922)	35,228
Warranty provision	(101,358)	300,658
Inventory obsolescence	56,873	(174,469)
(Gain)/loss on disposition of assets	(34,341)	48,628
Stock-based compensation	912,083	613,688
Write-off of abandoned patents	59,696	—
Unrealized gain on derivative revaluation	—	(1,362,000)
Changes in assets and liabilities:
Trade accounts receivable	925,271	(1,831,336)
Inventories	(963,237)	(565,515)
Prepaid expenses and other	(101,391)	109,531
Accounts payable	(1,072,871)	438,511
Warranty reserve	(508,450)	(176,745)
Accrued liabilities	(605,389)	(320,801)

Net cash used in operating activities	(3,682,408)	(6,789,479)

Investing Activities:
Purchase of equipment	(42,273)	(357,516)
Proceeds from the sale of patents	36,500	—
Patent costs paid	(70,861)	(158,083)
Long-term deposits	—	(58,265)

Net cash used in investing activities	(76,634)	(573,864)

Financing Activities:
Payments on capital lease	—	(10,023)
Proceeds from exercise of common stock warrants	817,662	—
Proceeds from exercise of stock options	42,600	610,940

Net cash provided by financing activities	860,262	600,917

Net decrease in cash	(2,898,780)	(6,762,426)
Cash, beginning of period	9,896,342	10,347,779

Cash, end of period	$6,997,562	$3,585,353

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1,101

See accompanying notes to interim consolidated financial statements

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)

1. OPERATIONS

American Technology Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

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

The Company incurred net losses of $1,011,366 and $849,336 in the three months ended June 30, 2007 and 2006, respectively, and net losses of $2,558,062 and $4,250,143 in the nine months ended June 30, 2007 and 2006, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2007 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has significant flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within the fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective commencing with the Company’s fiscal year 2008. The Company does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial position, results of operations and cash flows. However, the Company is evaluating the impact that FIN 48 will have on the amount, reporting and disclosures of fully reserved deferred tax assets resulting primarily from tax loss and tax credit carryforwards.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following:

	June 30, 2007	September 30, 2006
Accounts Receivable	$1,816,888	$2,742,159
Less allowances for doubtful accounts	(622,105)	(687,027)

Total, net	$1,194,783	$2,055,132

5. INVENTORIES AND CONTRACT MANUFACTURING

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	June 30, 2007	September 30, 2006
Finished goods	$1,632,049	$2,104,202
Work in process	126,523	49,287
Raw materials	3,666,059	2,307,905

	5,424,631	4,461,394
Reserve for obsolescence	(68,587)	(11,714)

Total, net	$5,356,044	$4,449,680

6. EQUIPMENT

Equipment consists of the following:

	June 30, 2007	September 30, 2006
Machinery and equipment	$432,363	$449,899
Office furniture and equipment	920,875	914,650
Leasehold improvements	260,591	245,252

	1,613,829	1,609,801
Accumulated depreciation	(1,155,344)	(916,267)

Equipment, net	$458,485	$693,534

Included in office furniture and equipment at June 30, 2007 and September 30, 2006 were $497,049 and $490,148, respectively, for purchased software, which is amortized over three years. The unamortized portion of software at June 30, 2007 and September 30, 2006 were $48,664 and $109,790, respectively.

Depreciation expense, excluding amortization of software, was $207,137 and $154,763 for the nine months ended June 30, 2007 and 2006, respectively. Amortization of purchased software was $68,026 and $94,978 for the nine months ended June 30, 2007 and 2006, respectively.

7. PATENTS

Patents are carried at cost and, when granted, are amortized over their estimated useful lives. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. Patents consisted of the following:

	June 30, 2007	September 30, 2006
Cost	$1,916,651	$1,960,786
Accumulated amortization	(588,001)	(544,774)

Patents, net	$1,328,650	$1,416,012

8. PRODUCT WARRANTY COST

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Changes in the warranty reserve during the three and nine months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$239,871	$349,730	$805,162	$248,981
Warranty provision	(7,438)	89,275	(101,358)	300,658
Warranty payments	(37,079)	(66,111)	(508,450)	(176,745)

Ending balance	$195,354	$372,894	$195,354	$372,894

In the fiscal year ended September 30, 2006, the Company increased its reserve for warranty claims by $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units. At June 30, 2007, all costs associated with the replacement had been incurred. During the quarter ended March 31, 2007, the Company also modified its estimate of warranty reserve for the LRAD products to reflect the costs associated with warranty replacements. The impact of the change in estimate was to decrease the reserve, increase gross profit by approximately $336,000 and decrease the net loss per share of common stock by $0.01.

9. DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock” the Company previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value was recorded as a non-cash income or expense item. For the nine months ended June 30, 2006, the Company recorded $1,362,000 as an unrealized gain on derivative revaluation related to warrants and had aggregate derivative liability for warrants of $484,000 at June 30, 2006.

Effective in the first quarter of 2007, the Company elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”). This accounting literature provides guidance on accounting for registration payment arrangements and how to account for related financial instruments. It clarifies that financial instruments, such as warrants, subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation. If upon adoption a warrant classified as a liability under EITF 00-19 is determined under applicable generally accepted accounting principles to be equity without regard to the registration payment arrangement, then it should be reclassified. The Company has recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 11). The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

Subsequent to the adoption FSP 00-19-2 the Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2006 past the extended due date and has reserved for liquidated damages of $32,890.

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

SFAS 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123(R) for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and nine months ended June 30, 2007.

Share-Based Compensation Information

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. (Note 11)

The Company recorded $498,743 and $235,500 of stock compensation expense for the three months ended June 30, 2007 and 2006, respectively. A total of $23,004 and $113,080, respectively, of this expense relates to awards granted prior to adoption of SFAS 123(R) and vesting after October 1, 2005, and $475,739 and $122,420, respectively, of this expense relates to options granted after the adoption of SFAS 123(R). The Company recorded $912,083 and $613,688 of stock compensation expense for the nine months ended June 30, 2007 and 2006, respectively. A total of $82,150 and $378,544, respectively, of this expense relates to awards granted prior to adoption of SFAS 123(R) and vesting after October 1, 2005, and $829,933 and $235,144, respectively, of this expense relates to options granted after the adoption of SFAS 123(R). The weighted-average estimated fair value of employee stock options granted during the nine months ended June 30, 2007 was $2.06 per share using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

Nine Months Ended June 30, 2007
Volatility	71%
Risk-free interest rate	4.67% - 4.69%
Forfeiture rate	20.0%
Dividend yield	0.0%
Expected life in years	3.4 - 4.9

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

As the amount of share-based compensation expense recognized in periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% and 5% for the quarters ended June 30, 2007 and 2006, respectively, based on historical experience. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Since the Company has a net operating loss carryforward as of June 30, 2007, no excess tax benefit for the tax deductions related to share-based awards was recognized for the quarters ended June 30, 2007 and 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarters ended June 30, 2007 or 2006. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2007, there was $4.4 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.9 years.

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

	September 30, 2006	FSP 00-19-2 cumulative-effect adjustment	October 1, 2006
Derivative warrant instrument	$1,221,300	$(1,221,300)	$—
Additional paid-in capital	$74,663,660	$2,101,000	$76,764,660
Accumulated deficit	$(61,060,587)	$(879,700)	$(61,940,287)
Total stockholders’ equity	$13,603,374	$1,221,300	$14,824,674

The tax effect of the identified adjustments is not significant since the Company has a full valuation allowance for deferred tax assets.

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2007:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance September 30, 2006	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374

Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	$—	$2,101,000	$(879,700)	$1,221,300

Balance October 1, 2006 (as adjusted)	30,083,227	$301	$76,764,660	$(61,940,287)	$14,824,674
Issuance of common stock:
Upon exercise of stock options	10,000	—	42,600	—	42,600
Upon exercise of warrants	441,980	4	817,658	—	817,662
Stock-based compensation expense		—	912,083	—	912,083
Net loss for the period	—	—	—	(2,558,062)	(2,558,062)

Balance, June 30, 2007	30,535,207	$305	$78,537,001	$(64,498,349)	$14,038,957

Stock Options

For the nine months ended June 30, 2007 and 2006, share-based compensation expense was $912,083 and $613,688, respectively (See Note 10).

As of June 30, 2007, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. This includes an amendment during the three months ended June 30, 2007 to increase the number of shares by 1,750,000, as approved by the Board of Directors and stockholders. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 5,062,501 shares. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Stock Option Plan (“2002 Plan”) is no longer available for new option grants. At June 30, 2007, there were options outstanding covering 2,616,783 shares of common stock under the 2005 Equity Plan.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At June 30, 2007, there were options outstanding covering 403,061 shares of common stock under the 2002 Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. At June 30, 2007, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans.

The following table summarizes information about stock option activity during the nine months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	1,496,573	$4.67
Granted	2,049,000	$3.93
Canceled/expired	(483,729)	$5.01
Exercised	(10,000)	$4.26

Outstanding June 30, 2007	3,051,844	$4.14

Exercisable at June 30, 2007	1,274,214	$4.28

Options outstanding are exercisable at prices ranging from $2.60 to $9.48 and expire over the period from 2008 to 2012 with an average life of 4.07 years.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2007:

	Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2006	4,164,927	$3.65
Issued	—	—
Exercised	(441,980)	1.85
Canceled/expired	(282,629)	5.46

Outstanding June 30, 2007	3,440,318	$3.74

At June 30, 2007, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
100,000	$4.25		September 30, 2007
353,625	$3.25	*	December 31, 2007
50,000	$3.63		April 8, 2008
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

3,440,318

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

12. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 6,492,162 and 4,655,208 shares of common stock were outstanding at June 30, 2007 and 2006, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

13. MAJOR CUSTOMERS

For the three months ended June 30, 2007, revenues from two customers accounted for 35% and 22% of revenues, respectively; and for the nine months ended June 30, 2007 revenues from two customers accounted for 19% and 12% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2007, accounts receivable from four customers accounted for 27%, 15%, 15% and 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2006, revenues from three customers accounted for 22%, 17% and 12% of revenues, respectively; and for the nine months ended June 30, 2006 revenues from three customers accounted for 22%, 20% and 10% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At September 30, 2006, accounts receivable from three customers accounted for 30%, 20% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

In addition, the sublease provides that the Company has a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including the Company’s premises and a $50,000 letter of credit in the Company’s favor which the Company may draw upon to the extent necessary to offset any increase in rent or relocation costs that are incurred due to the sublessor’s failure to maintain the lease with the master landlord for the building.

15. LITIGATION

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

16. INCOME TAXES

At June 30, 2007, a valuation allowance had been provided to offset the net deferred tax asset as management had determined that it was more likely than not that the deferred tax asset would not be realized. At September 30, 2006, the Company had for federal income tax purposes net operating loss carryforwards of approximately $54,473,000, which expire through 2027 of which certain amounts are subject to significant limitations under the Internal Revenue Code of 1986, as amended.

17. BUSINESS SEGMENT DATA

The Company is engaged in the design, development and commercialization of directed sound technologies and products. During fiscal 2006, the Company’s operations were organized into two segments by the end-user markets they served. Late in fiscal 2006, in conjunction with executive management changes and a more diverse customer base, the sales force for all products and end-user markets was consolidated. Effective October 1, 2006, the former two business units were aggregated into one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The former business units are no longer separately managed and no longer considered separate business units. The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis and not by the end-user markets served. Accordingly, the Company has reclassified its prior period financial results to conform to the current period presentation of one reportable segment.

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

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2007 and 2006. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including any matters set forth under Part II, Item 1A (Risk Factors) of this report and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

Our HSS® H-450 and HSS H-460 products are gaining acceptance from digital signage and networked narrowcasting display providers as in-store networks rapidly grow in retail chains throughout the U.S. and abroad. We have added new LRAD® and NeoPlanar® products and accessories for our customers, including:

•

a directional acoustic system known as the Remotely Controlled Long Range Acoustic Device (LRAD-R), which is a turnkey security solution that enables users to determine the intent of potential security threats as well as readily communicate over distance (in excess of 500 meters) from a remote location,

•	the LRAD-Sound Barrier, a hardened vehicle-mounted system for high-profile passenger security, and

•	the LRAD-Scram Cart, allows for rapid deployment of the LRAD system.

We believe that our products are at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Third Quarter of Fiscal 2007

For our third fiscal quarter ended June 30, 2007:

•	Our revenues for the three months ended June 30, 2007 were $2,152,571, compared to $3,164,779 for the three months ended June 30, 2006 (a 32% decrease) primarily due to lower HSS sales.

•

We recorded a gross profit of $998,235 for the three months ended June 30, 2007 (46% of revenues), which was $47,299 lower than the gross profit of $1,045,534 for the three months ended June 30, 2006 (33% of revenues). Gross profit, in absolute dollars, decreased due to lower sales, but increased as a percentage of sales due to a shift in product mix to LRAD sales and decreased production costs and warranty expense.

•

Operating expenses decreased from $2,610,955 for the three months ended June 30, 2006 to $2,044,639 for the three months ended June 30, 2007 (a 22% decrease) primarily due to a decrease in personnel and related costs and benefits in our general and administrative departments. This reduction was accomplished even though operating expenses for the three months ended June 30, 2007 included $478,736 of non-cash stock-based compensation expense compared to $220,478 for the previous year’s third quarter.

•

Our net loss increased from $849,336 for the three months ended June 30, 2006 to $1,011,366 for the three months ended June 30, 2007, primarily due to recognition of a favorable unrealized gain of $669,300 on derivative revaluation in the three months ended June 30, 2006, with no comparable gain in the three months ended June 30, 2007.

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Revenues

Revenues for the three months ended June 30, 2007 were $2,152,571, representing a 32% decrease from $3,164,779 in revenues for the three months ended June 30, 2006. Revenues for the three months ended June 30, 2007 included $2,012,971 of product sales and $139,600 of contract, license and other revenues. Revenues for the three months ended June 30, 2006 included $3,086,599 of product sales and $78,180 of contract, license and other revenues. The decrease in revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily due to a decrease of $854,000 of HSS 450 product sales into the digital signage and in-store broadcasting markets from $1.1 million in the three months ended June 30, 2006 to $246,000 in the three months ended June 30, 2007. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21 we determined this arrangement does not qualify for multiple element accounting and revenue is recognized ratably over the three year term of the agreement. For the three months ended June 30, 2007, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At June 30, 2007, $22,223 remained unearned under this agreement and has been recorded as deferred revenue. At June 30, 2007, we had aggregate deferred license revenue of $302,615 representing amounts collected from license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2007 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Our order backlog was approximately $790,000 at June 30, 2007 and approximately $7,200,000 at June 30, 2006. Our backlog was reduced in the three months ended June 30, 2007 due to an amendment to a contract with a large customer. We have been carrying a backlog related to a contractual arrangement with a customer since 2005. The customer placed an order against this agreement in the quarter ended June 30, 2006, accounting for a significant portion of the revenue reported in the quarter ended June 30, 2006. No orders have been received against this contract since June 30, 2006 and we have continued to support this customer. In the quarter ended June 30, 2007, we amended our agreement with this customer to reduce the committed quantity in order to allow it to obtain financing to support the continued installation of its in-store broadcasting network which includes our product. In exchange for this amendment, we will become an exclusive supplier of audio for any future installations over the next two years. Included in the June 30, 2007 backlog is $450,000 related to this amended agreement as compared to $4,185,000 at June 30, 2006. We have not included any amount related to the exclusive relationship as the amount is not determinable at this time. Backlog orders are subject to modification, cancellation or rescheduling by our customers.

Gross Profit

Gross profit for the three months ended June 30, 2007 was $998,235, or 46% of revenues, compared to $1,045,534 or 33% of revenues, for the three months ended June 30, 2006. The increase in gross profit was principally the result of the increased sales of our LRAD products as well as decreased production and labor costs and warranty expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $599,247 to $1,551,804, or 72% of revenues, compared to $2,151,051, or 68% of revenues, for the three months ended June 30, 2006. The decrease in selling general and administrative expenses was primarily attributed to $355,714 for decreased personnel and related expenses, $94,820 for decreased consulting, primarily sales consultants, $135,601 for a reduced payroll tax accrual, and $186,493 for decreased legal and accounting expenses. This was offset by an increase in non-cash compensation of $235,279 related to SFAS 123(R) for stock options.

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

Research and Development Expenses

Research and development expenses increased $32,931 to $492,835, or 23% of revenues, for the three months ended June 30, 2007, compared to $459,904, or 15% of revenues, for the three months ended June 30, 2006. This increase in research and development expenses is primarily due to a $61,731 increase in personnel and related expenses, partially offset by favorable expense reductions for prototypes.

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

Share-Based Compensation

Effective at the beginning of fiscal year 2006, we adopted SFAS 123(R) and elected to adopt the modified prospective application method. SFAS No. 123(R) requires us to use a fair-valued based method to account for share-based compensation. Accordingly, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. Total compensation cost for our share-based payments in the third quarter of fiscal 2007 was $498,743. Cost of revenues, selling, general and administrative expense, and research and development expense in the third quarter of fiscal 2007 include share-based compensation of $20,007, $424,540 and $54,196, respectively. As of June 30, 2007, $4.4 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.9 years. See Note 10 to interim consolidated financial statements for further discussion.

Loss from Operations

Loss from operations was $1,046,404 for the three months ended June 30, 2007, compared to loss from operations of $1,565,421 for the three months ended June 30, 2006. In spite of reduced sales, the gross profit declined only slightly due to a shift in product mix. In addition, operating expenses have been significantly reduced compared to the prior year period.

Other Income (Expense)

During the three months ended June 30, 2007, we earned $89,548 of interest income on our cash balances. During the three months ended June 30, 2006, we earned $43,900 of interest on our cash balances. During the three months ended June 30, 2007, we incurred $54,510 of losses on the disposal of fixed assets and patent impairments, compared to a gain of $3,443 in the three months ended June 30, 2006. During the three months ended June 30, 2006 we recognized $669,300 of unrealized non-cash gain on derivative revaluation.

Net Loss

The net loss for the three months ended June 30, 2007 was $1,011,366, compared to a net loss of $849,336 for the three months ended June 30, 2006. We had no income tax expense for either of the periods presented.

Results of Operations for the Nine Months Ended June 30, 2007 and 2006

Revenues

Revenues for the nine months ended June 30, 2007 were $8,318,192, representing a 27% increase from $6,553,195 in revenues for the nine months ended June 30, 2006. Revenues for the nine months ended June 30, 2007 included $7,946,836 of product sales and $371,356 of contract, license and other revenues. Revenues for the nine months ended June 30, 2006 included $6,287,812 of product sales and $265,383 of contract, license and other revenues. The increase in revenues was due to increased sales of LRAD products to a growing number of customers. Our marketing efforts, successful product deployments and extensive product demonstrations have contributed to increased market awareness and customer acceptance of the force protection capabilities of our LRAD products. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements as further described above. For the nine months ended June 30, 2007, we recognized $162,500 in contract revenue representing the ratable earned revenue under the three year agreement.

Gross Profit

Gross profit for the nine months ended June 30, 2007 was $4,075,650, or 49% of revenues, compared to $2,297,886, or 35% of revenues, for the nine months ended June 30, 2006. The increase in gross profit was principally the result of the increased sales of our LRAD products as well as decreased production and labor costs and warranty expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2007 decreased $1,241,018 to $5,280,170, or 63% of revenues, compared to $6,521,188, or 100% of revenues, for the nine months ended June 30, 2006. The decrease in selling general and administrative expenses was primarily attributed to $869,103 for decreased personnel and related expenses, $155,613 for decreased travel expenses, $135,601 related to a decreased payroll tax accrual, $331,301 for decreased consulting expense, primarily for sales personnel, and $467,020 for decreased legal and accounting expenses. This reduction was offset by an increase of $265,191 for non-cash compensation related to SFAS 123(R) for stock options, and $520,948 in legal and accounting fees, which we recorded in the six months ended March 31, 2007 associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses increased $63,036 to $1,591,150, or 19% of revenues, for the nine months ended June 30, 2007, compared to $1,528,114, or 23% of revenues, for the nine months ended June 30, 2006. This increase in research and development expenses is primarily due to an $111,235 increase in personnel and related expenses, offset by a reduction in prototype expenses.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms.

Share-Based Compensation

Total compensation cost for our share-based payments for the nine months ended June 30, 2007 was $912,083. Cost of revenues, selling, general and administrative expense, and research and development expense include share-based compensation of $54,398, $763,559 and $94,126, respectively. As of June 30, 2007, $4.4 million of total unrecognized compensation costs related to nonvested awards was expected to be recognized over a weighted average period of 3.9 years. See Note 10 to interim consolidated financial statements for further discussion.

Loss from Operations

Loss from operations was $2,795,670 for the nine months ended June 30, 2007, compared to loss from operations of $5,751,416 for the nine months ended June 30, 2006. The decrease in loss from operations resulted primarily from the increase in revenues and gross profit as well as a significant decrease in operating expenses.

Other Income (Expense)

During the nine months ended June 30, 2007, we earned $295,852 of interest income on our cash balances and incurred $32,890 of financing expense for liquidated damages associated with the temporary unavailability of resale registration statements resulting from the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 past the extended due date of December 29, 2006.

During the nine months ended June 30, 2007, we incurred net losses of $25,354 on the disposal of fixed assets and patent impairments, compared to a $48,628 net loss in the three months ended June 30, 2006.

During the nine months ended June 30, 2006, we earned $189,002 of interest on our cash balances and recognized $1,362,000 of unrealized non-cash gain on derivative revaluation.

Net Loss

The net loss for the nine months ended June 30, 2007 was $2,558,062, compared to a net loss of $4,250,143 for the nine months ended June 30, 2006. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities including developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash at June 30, 2007 was $6,997,562 compared to $9,896,342 at September 30, 2006. The decrease in cash was primarily the result of the operating loss, warranty costs previously accrued, increases in inventory, decreases in current liabilities and decreases in accounts payable.

Other than cash and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels; and

•	product acceptance in new markets.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

Based on our current cash position and our product backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient cash for operations for the next twelve months. We believe increased sales of LRAD, HSS and NeoPlanar products will continue to contribute cash during the balance of fiscal year 2007 and in fiscal year 2008. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that our sources of funds will be sufficient to meet our liquidity needs or that we will not be required to raise additional funds to meet those needs, including future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Cash Flows

Operating Activities

Our net cash used in operating activities was $3,682,408 for the nine months ended June 30, 2007 compared to $6,789,479 for the nine months ended June 30, 2006. Cash used in operating activities for the nine months ended June 30, 2007 included the $2,558,062 net loss decreased by expenses not requiring the use of cash of $1,144,848 and a $925,271 decrease in trade accounts receivable, and increased by a $1,007,755 increase in inventories (net of obsolescence reserve) and prepaid expense and a $2,186,710 decrease in accounts payable and other accrued expenses. Cash used in operating activities for the nine months ended June 30, 2006 included the $4,250,143 net loss, reduced by expenses not requiring the use of cash of $1,343,488 and reduced by $548,042 for decreased prepaid expense and increased accounts payable and increased by a net realizable gain of $1,362,000 on derivative revaluation, $1,831,336 on increased accounts receivable, $739,984 on increased inventories (net of obsolescence reserve) and $497,546 on reduced accrued liabilities and warranty.

At June 30, 2007 we had working capital of $12,193,557, compared to working capital of $12,658,863 at September 30, 2006.

At June 30, 2007, we had trade accounts receivable of $1,194,783. This compares to $2,055,132 in trade accounts receivable at September 30, 2006. The level of trade accounts receivable at June 30, 2007 represented approximately 41 days of revenues compared to 84 days of revenues at September 30, 2006. The decrease in days was due to shipments of products scheduled more evenly throughout the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $42,273, offset by proceeds from the sale of equipment of $36,500, and $357,516 for the nine months ended June 30, 2007 and 2006, respectively. Cash used for investment in new patents was $70,861 and $158,083, for the nine months ended June 30, 2007 and 2006, respectively. We anticipate continued capital expenditures for patents during the balance of fiscal year 2007 and in fiscal year 2008. Cash used in investing activities for the nine months ended June 30, 2006 was $58,265, consisting of a security deposit for our current facilities.

Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2007 was $860,262, which consisted of net cash proceeds from the exercise of warrants of $817,662 and cash proceeds from the exercise of stock options of $42,600. Cash provided by financing activities for the nine months ended June 30, 2006 was $600,917, which included $610,940 of net cash proceeds from the exercise of stock options.

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the footnotes to our interim financial statements. See Note 3 to interim consolidated financial statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents of approximately $7 million at June 30, 2007. Based on this balance, a change of one percent in interest rate would cause a change in interest income of $69,976. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control over Financial Reporting

The Company reported three material weaknesses in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The Company implemented corrective action to remediate the previously reported material weaknesses. Management believes these material weaknesses were remediated during the six months ended March 31, 2007.

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

We held our Annual Meeting of Shareholders on May 9, 2007. The matters voted upon at the meeting included (a) the election of all five directors, (b) ratification of the selection of Swenson Advisors, LLP as the Company’s independent registered public accounting firm for our fiscal year ending September 30, 2007, (c) approval of amendments to the American Technology Corporation 2005 Equity Incentive Plan to increase the plan reserve by 1,750,000 new shares and to increase the limit of the number of shares that may be granted to one award recipient within any calendar year under the 2005 Equity Incentive Plan to 1,000,000, which limit applies to initial service and to continuing service and (d) approval of certain terms of our August 2006 financing wherein we sold 4,870,512 shares of common stock at a purchase price of $1.95 and issued a warrant to each investor containing a provision which provided for the adjustment of the exercise price of the warrant under specified circumstances. The votes cast with respect to these matters were as follows:

Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Elwood G. Norris	27,245,642	355,380
Thomas R. Brown	27,338,016	263,006
Daniel Hunter	27,305,706	295,316
Raymond C. Smith	26,754,874	846,148
Laura M. Clague	27,343,455	257,567

2.	Proposal to ratify the selection of Swenson Advisors, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2007.

For	Against	Abstain	Broker - No Vote
27,306,638	224,734	69,650	—

3.	Proposal to approve amendments to the American Technology Corporation 2005 Equity Incentive Plan to increase the plan reserve by 1,750,000 new shares and to increase the limit of the number of shares that may be granted to one award recipient within any calendar year under the 2005 Equity Incentive Plan to 1,000,000, which limit applies to initial service and to continuing service.

For	Against	Abstain	Broker - No Vote
13,140,752	1,232,231	966,779	12,261,260

4.	Proposal to approve certain terms of the Company’s August 2006 financing wherein the Company sold 4,870,512 shares of common stock at a purchase price of $1.95 and issued a warrant to each investor containing a provision which provided for the adjustment of the exercise price of the warrant under specified circumstances.

For	Against	Abstain	Broker - No Vote
14,372,416	808,909	158,437	12,261,260

Item 5.	Other Information.

None

Item 6.	Exhibits

Certifications

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

31.1	Certification of Thomas R. Brown, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Principal Financial Officer.*

+	Management contract or compensatory plan or arrangement.
*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ Thomas R. Brown
Date: August 8, 2007		Thomas R. Brown, President, Chief Executive Officer, Interim Chief Financial Officer (Principal Executive and Principal Financial Officer and duly authorized to sign on behalf of the Registrant)