Form 10-Q/A
period 2007-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-01-07
CIK 924383

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of American Technology Corporation (the “Company”) for the quarter ended June 30, 2007 amends and restates the historical consolidated financial statements of the Company as of and for the fiscal quarter and nine months ended June 30, 2007 previously included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “Original Form 10-Q”). The previously issued consolidated financial statements of the Company have been amended to increase the Company’s payroll tax liability by $135,601 and a corresponding increase in selling, general and administrative expense for the three and nine months ended June 30, 2007. The estimated payroll tax liability was increased based on the amended payroll tax returns for tax years 2004 and 2005 filed in December 2007 and to include an estimate for penalties and interest as a result of the Company’s delay in completing an analysis of payroll tax liabilities and filing the amended payroll tax returns. See Note 2 to the Company’s unaudited consolidated financial statements included in “Part I - Item 1. Financial Statements” of this report for additional information.

As a result of the Restatement, the net loss available to common stockholders increased from $1,011,366 and $2,558,062 for the three and nine months ended June 30, 2007, respectively, to $1,146,967 and $2,693,663. The loss per share of common stock increased from $0.03 and $0.08 for the three and nine months ended June 30, 2007, respectively, to $0.04 and $0.09. Current liabilities increased from $1,595,437 as of June 30, 2007 to $1,731,038.

Part I - Item 1. Consolidated Financial Statements, Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I - Item 4. Controls and Procedures are amended and restated to reflect the adjustment indicated above. The Company has supplemented Item 6 of Part II to include current certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes - Oxley Act of 2002, included as Exhibits 31 and 32 to this Amendment. No other information included in the Original Form 10-Q is being amended. This Amendment amends and restates in its entirety the Original Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 8, 2007 (the “Original Filing Date”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the items of the Original Form 10-Q that are being amended and restated, in addition to the text of the unaffected items or exhibits. Except as stated above, this Amendment speaks only as of the Original Filing Date, and this filing has not been updated to reflect any events occurring after the Original Filing Date or to modify or update disclosure affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Form 8-K filed on January 2, 2008, the Company’s unaudited quarterly consolidated financial statements previously included in the Original Form 10-Q should not be relied upon.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of June 30, 2007 for the three and nine months then ended.

/s/ Swenson Advisors, LLP

San Diego, California

August 8, 2007, except for Note 2, as to which the date is January 4, 2008

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited, as restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,997,562	$9,896,342
Accounts receivable, less allowance of $622,105 and $687,027 for doubtful accounts	1,194,783	2,055,132
Inventories, net of $68,587 and $11,714 reserve for obsolescence	5,356,044	4,449,680
Prepaid expenses and other	240,605	139,214

Total current assets	13,788,994	16,540,368
Equipment, net	458,485	693,534
Patents, net	1,328,650	1,416,012
Deposits	58,265	58,265

Total assets	$15,634,394	$18,708,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831,156	$1,904,027
Accrued liabilities:
Payroll and related	401,913	759,705
Deferred revenue	302,615	351,658
Warranty reserve	195,354	803,162
Legal settlements	—	53,750
Other	—	9,203

Total current liabilities	1,731,038	3,881,505
Long-term liabilities:
Extended warranty	—	2,000
Derivative warrant instrument	—	1,221,300

Total liabilities	1,731,038	5,104,805

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized:
none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 and 30,083,227 shares issued and outstanding respectively	305	301
Additional paid-in capital	78,537,001	74,663,660
Accumulated deficit	(64,633,950)	(61,060,587)

Total stockholders’ equity	13,903,356	13,603,374

Total liabilities and stockholders’ equity	$15,634,394	$18,708,179

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
	(as restated)		(as restated)
Revenues:
Product sales	$2,012,971	$3,086,599	$7,946,836	$6,287,812
Contract, license and other	139,600	78,180	371,356	265,383

Total revenues	2,152,571	3,164,779	8,318,192	6,553,195
Cost of revenues	1,154,336	2,119,245	4,242,542	4,255,309

Gross profit	998,235	1,045,534	4,075,650	2,297,886

Operating expenses:
Selling, general and administrative	1,687,405	2,151,051	5,415,771	6,521,188
Research and development	492,835	459,904	1,591,150	1,528,114

Total operating expenses	2,180,240	2,610,955	7,006,921	8,049,302

Loss from operations	(1,182,005)	(1,565,421)	(2,931,271)	(5,751,416)

Other income (expense):
Interest income	89,548	43,900	295,852	189,002
Interest expense	—	(558)	(32,890)	(1,101)
Gain/(loss) on asset disposition	(54,510)	3,443	(25,354)	(48,628)
Unrealized gain on derivative revaluation	—	669,300	—	1,362,000

Total other income	35,038	716,085	237,608	1,501,273

Net loss	$(1,146,967)	$(849,336)	$(2,693,663)	$(4,250,143)

Net loss per share of common stock - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.17)

Average weighted number of common shares outstanding	30,535,207	24,485,215	30,255,564	24,390,518

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2007	2006
	(as restated)
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(2,693,663)	$(4,250,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373,690	345,286
Provision for doubtful accounts	(64,922)	35,228
Warranty provision	(101,358)	300,658
Inventory obsolescense	56,873	(174,469)
Loss on disposition of assets	(34,341)	48,628
Stock-based compensation	912,083	613,688
Write-off of abandoned patents	59,696	—
Unrealized gain on derivative revaluation	—	(1,362,000)
Changes in assets and liabilities:
Accounts receivable	925,271	(1,831,336)
Inventories	(963,237)	(565,515)
Prepaid expenses and other	(101,391)	109,531
Accounts payable	(1,072,871)	438,511
Warranty reserve	(508,450)	(176,745)
Accrued liabilities	(469,788)	(320,801)

Net cash used in operating activities	(3,682,408)	(6,789,479)

Investing Activities:
Purchase of equipment	(42,273)	(357,516)
Proceeds from the sale of assets	36,500	—
Patent costs paid	(70,861)	(158,083)
Long-term deposits	—	(58,265)

Net cash used in investing activities	(76,634)	(573,864)

Financing Activities:
Payments on capital lease	—	(10,023)
Proceeds from exercise of common stock warrants	817,662	—
Proceeds from exercise of stock options	42,600	610,940

Net cash provided by financing activities	860,262	600,917

Net decrease in cash	(2,898,780)	(6,762,426)
Cash, beginning of period	9,896,342	10,347,779

Cash, end of period	$6,997,562	$3,585,353

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1,101

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

2. STATEMENT OF PRESENTATION, RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT’S PLAN

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

The previously issued financial statements of the Company for the three and nine months ended June 30, 2007 have been restated to increase the estimated payroll tax liability at June 30, 2007 by $135,601 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. As reported in our Annual Report on Form 10-K for the year ended September 30, 2006, the Company corrected errors in the reporting of stock options, which resulted in additional payroll tax liabilities of $200,601 being recorded. During the Company’s third quarter ended June 30, 2007, it revised the estimated payroll tax liability related to this matter to $65,000 prior to completing a thorough analysis of the payroll tax matter. Following extensive subsequent analysis by the Company, it determined that the reduction of the estimated payroll tax liability recorded during the fiscal third quarter resulted in an understatement of the payroll tax liability as of June 30, 2007 in the amount of $135,601 based on the final amended payroll tax filings and due to an increase for estimated penalties and interest that the Company now believes may be assessed. The increased estimated payroll tax resulted in a $135,601 increase in selling, general and administrative expense for the three and nine months ended June 30, 2007. The net loss per share of common stock increased from $0.03 per share to $0.04 per share. There is no tax effect resulting from this restatement because a full valuation allowance has been recorded to offset the deferred tax asset.

The Company incurred net losses of $1,146,967 and $849,336 in the three months ended June 30, 2007 and 2006, respectively, and net losses of $2,693.663 and $4,250,143 in the nine months ended June 30, 2007 and 2006, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2007 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has significant flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within the fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

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

	September 30, 2006	FSP 00-19-2 cumulative- effect adjustment	October 1, 2006
Derivative warrant instrument	$1,221,300	$(1,221,300)	$—
Additional paid-in capital	$74,663,660	$2,101,000	$76,764,660
Accumulated deficit	$(61,060,587)	$(879,700)	$(61,940,287)
Total stockholders’ equity	$13,603,374	$1,221,300	$14,824,674

The tax effect of the identified adjustments is not significant since the Company has a full valuation allowance for deferred tax assets.

The following table summarizes changes in equity components from transactions during the nine months ended June 30, 2007:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit (as restated)	Total Stockholders’ Equity
Balance September 30, 2006	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374
Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	$—	$2,101,000	$(879,700)	$1,221,300

Balance October 1, 2006 (as adjusted)	30,083,227	$301	$76,764,660	$(61,940,287)	$14,824,674
Issuance of common stock:
Upon exercise of stock options	10,000	—	42,600	—	42,600
Upon exercise of warrants	441,980	4	817,658	—	817,662
Stock-based compensation expense		—	912,083	—	912,083
Net loss for the period	—	—	—	(2,693,663)	(2,693,663)

Balance, June 30, 2007	30,535,207	$305	$78,537,001	$(64,633,950)	$13,903,356

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

•

Operating expenses decreased from $2,610,955 for the three months ended June 30, 2006 to $2,180,240 for the three months ended June 30, 2007 (a 16% decrease) primarily due to a decrease in personnel and related costs and benefits in our general and administrative departments. This reduction was accomplished even though operating expenses for the three months ended June 30, 2007 included $478,736 of non-cash stock-based compensation expense compared to $220,478 for the previous year’s third quarter.

•

Our net loss increased from $849,336 for the three months ended June 30, 2006 to $1,146,967 for the three months ended June 30, 2007, primarily due to recognition of a favorable unrealized gain of $669,300 on derivative revaluation in the three months ended June 30, 2006, with no comparable gain in the three months ended June 30, 2007.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $463,646 to $1,687,405, or 78% of revenues, compared to $2,151,051, or 68% of revenues, for the three months ended June 30, 2006. The decrease in selling general and administrative expenses was primarily attributed to $355,714 for decreased personnel and related expenses, $94,820 for decreased consulting, primarily sales consultants and $186,493 for decreased legal and accounting expenses. This was offset by an increase in non-cash compensation of $235,279 related to SFAS 123(R) for stock options.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2006, we incurred a significant amount of outside consultant costs and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management’s assessment of internal control over financial reporting. We expect to continue to incur audit fees and other costs at a reduced rate during fiscal 2007 to comply with the Sarbanes-Oxley Act and to improve our internal control over financial reporting and procedures in our accounting organization.

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

Loss from Operations

Loss from operations was $1,182,005 for the three months ended June 30, 2007, compared to loss from operations of $1,565,421 for the three months ended June 30, 2006. In spite of reduced sales, the gross profit declined only slightly due to a shift in product mix. In addition, operating expenses have been significantly reduced compared to the prior year period.

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

Net Loss

The net loss for the three months ended June 30, 2007 was $1,146,967, compared to a net loss of $849,336 for the three months ended June 30, 2006. We had no income tax expense for either of the periods presented.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2007 decreased $1,105,417 to $5,415,771, or 65% of revenues, compared to $6,521,188, or 100% of revenues, for the nine months ended June 30, 2006. The decrease in selling general and administrative expenses was primarily attributed to $869,103 for decreased personnel and related expenses, $155,613 for decreased travel expenses, $331,301 for decreased consulting expense, primarily for sales personnel, and $467,020 for decreased legal and accounting expenses. This reduction was offset by an increase of $265,191 for non-cash compensation related to SFAS 123(R) for stock options, and $520,948 in legal and accounting fees, which we recorded in the six months ended March 31, 2007 associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Loss from Operations

Loss from operations was $2,931,271 for the nine months ended June 30, 2007, compared to loss from operations of $5,751,416 for the nine months ended June 30, 2006. The decrease in loss from operations resulted primarily from the increase in revenues and gross profit as well as a significant decrease in operating expenses.

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

Net Loss

The net loss for the nine months ended June 30, 2007 was $2,693,663, compared to a net loss of $4,250,143 for the nine months ended June 30, 2006. We had no income tax expense for either of the periods presented.

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

Cash Flows

Operating Activities

Our net cash used in operating activities was $3,682,408 for the nine months ended June 30, 2007 compared to $6,789,479 for the nine months ended June 30, 2006. Cash used in operating activities for the nine months ended June 30, 2007 included the $2,693,663 net loss decreased by expenses not requiring the use of cash of $1,144,848 and a $925,271 decrease in trade accounts receivable, and increased by a $1,007,755 increase in inventories (net of obsolescence reserve) and prepaid expense and a $2,051,109 decrease in accounts payable and other accrued expenses. Cash used in operating activities for the nine months ended June 30, 2006 included the $4,250,143 net loss, reduced by expenses not requiring the use of cash of $1,343,488 and reduced by $548,042 for decreased prepaid expense and increased accounts payable and increased by a net realizable gain of $1,362,000 on derivative revaluation, $1,831,336 on increased accounts receivable, $739,984 on increased inventories (net of obsolescence reserve) and $497,546 on reduced accrued liabilities and warranty.

At June 30, 2007 we had working capital of $12,057,956, compared to working capital of $12,658,863 at September 30, 2006.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, in connection with filing this amended Quarterly Report on Form 10-Q/A, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of June 30, 2007, the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that a material weakness existed in our internal control over financial reporting as of June 30, 2007. As a result of this material weakness, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007.

The material weakness we identified in our internal control over financial reporting as of June 30, 2007 is as follows:

Accounting for Payroll Taxes

The controls over our accounting for payroll taxes related to certain stock option grants did not operate effectively as of June 30, 2007. A control did not exist to monitor the corrective action to ensure a thorough and timely response prior to the filing of the Form 10-Q for the quarter ended June 30, 2007, or an adequate review process to appropriately assess the amount. As reported in our Annual Report on Form 10-K for the year ended September 30, 2006, we corrected errors in the reporting of stock options, which resulted in additional payroll tax liabilities of $200,601 being recorded. During the Company’s third quarter ended June 30, 2007, we revised our estimated payroll tax liability related to this matter to $65,000 prior to completing a thorough analysis of the payroll tax matter. Following extensive subsequent analysis by the Company, we determined that the reduction of the estimated payroll tax liability recorded during the fiscal third quarter resulted in an understatement of the payroll tax liability as of June 30, 2007 in the amount of $135,601 based on the final amended payroll tax filings and due to an increase for estimated penalties and interest that we now believe may be assessed. Because we did not file amended payroll tax returns or complete a thorough analysis prior to the quarter ended June 30, 2007, we were unable to estimate the appropriate payroll tax liability as of the end of the quarter. This resulted in the need for a restatement for the quarter and nine months ended June 30, 2007 on this Quarterly Report on Form 10-Q/A to increase the estimate for payroll taxes by $135,601. Specifically, effective controls, including monitoring, were not designed and in place to assure the timely filing of returns and provide for a better estimate of the tax liability.

Remediation Efforts

Remediation on this material weakness was initiated in the quarter ended September 30, 2007 and we believe that the material weakness related to our accounting for payroll taxes has been remediated as of the filing of this Quarterly Report on Form 10-Q/A. Remediation measures include the following:

•

A more effective monitoring process has been established for management to monitor and report on any control issues, and any other significant regulatory or other matter outside the normal scope of business, that have not yet been resolved. A report of these matters will be prepared by the Chief Financial Officer to the Chief Executive Officer and included as part of management’s quarterly review with the Audit Committee.

•

Amended payroll tax returns were filed on December 11, 2007 and management has amended the third quarter Form 10-Q and quarterly consolidated financials statements contained therein to reflect the current estimated payroll tax liability as of the end of the third fiscal quarter.

Changes in Internal Control over Financial Reporting

We reported three material weaknesses in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We implemented corrective action to remediate the previously reported material weaknesses. Management believes these material weaknesses were remediated during the six months ended March 31, 2007.

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as mentioned above.

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

Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Elwood G. Norris	27,245,642	355,380
Thomas R. Brown	27,338,016	263,006
Daniel Hunter	27,305,706	295,316
Raymond C. Smith	26,754,874	846,148
Laura M. Clague	27,343,455	257,567

2.	Proposal to ratify the selection of Swenson Advisors, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2007.

For	Against	Abstain	Broker - No Vote
27,306,638	224,734	69,650	—

3.	Proposal to approve amendments to the American Technology Corporation 2005 Equity Incentive Plan to increase the plan reserve by 1,750,000 new shares and to increase the limit of the number of shares that may be granted to one award recipient within any calendar year under the 2005 Equity Incentive Plan to 1,000,000, which limit applies to initial service and to continuing service.

For	Against	Abstain	Broker - No Vote
13,140,752	1,232,231	966,779	12,261,260

4.	Proposal to approve certain terms of the Company’s August 2006 financing wherein the Company sold 4,870,512 shares of common stock at a purchase price of $1.95 and issued a warrant to each investor containing a provision which provided for the adjustment of the exercise price of the warrant under specified circumstances.

For	Against	Abstain	Broker - No Vote
14,372,416	808,909	158,437	12,261,260

Item 5.	Other Information.

None

Item 6.	Exhibits

Certifications

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

+	Management contract or compensatory plan or arrangement.

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ Katherine H. McDermott
Date: January 4, 2008		Katherine H. McDermott, Chief Financial Officer, (Principal Financial Officer)