Form 10-K
period 2007-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-01-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $91,705,086* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,535,207 shares of common stock, par value $.00001 per share, as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2007.

PART I

Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements relating to future events or the future performance of our company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such statements are predictions and actual events or results may differ materially. In evaluating such statements, you should specifically consider various factors identified in this report, including the matters set forth below in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

For purposes of this Annual Report, the terms “we”, “us” and “our” refer to American Technology Corporation and its consolidated subsidiary.

Item 1.	Business.

Overview

American Technology Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a range of directional sound products for applications ranging from focusing digital signage advertising on a customer at ten feet to protecting assets by communicating with and deterring threats over distances greater than 500 meters. For the last eleven years we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. We believe we are the leader in commercializing parametric speakers, branded as HyperSonic® sound or HSS®. Our Long Range Acoustic Device or LRAD® is pioneering a new worldwide market for highly-directional long-range hailing and warning devices capable of communicating with authority and clarity over 500 meters.

We have 52 patents issued worldwide covering our various sound technologies, of which 41 are patents issued in the United States. We also have 105 pending patent applications worldwide, of which 34 are pending patent applications in the United States.

Our four major technology platforms are listed below:

LRAD®

Our Long Range Acoustic Device or LRAD is a technology breakthrough that creates a directed acoustic beam using low power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree beam and a range of over 500 meters. LRAD can emit voice commands or prerecorded messages in any language. It can also emit loud and piercing warning tones. It is used to hail, notify and warn approaching vessels or personnel at significant distance in order to influence behavior, gain compliance and determine intent. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed with the U.S. Army, Navy, Marines and Coast Guard, as well as commercial vessels and public safety entities around the globe since the spring of 2003. We have continued to enhance the LRAD product line by creating the LRAD-R. The LRAD-R can be operated remotely across a TCP/IP network enabling system operators to respond to security threats from a safe environment. The LRAD-R can be integrated with a number of other sensors (radar, camera, etc.) creating a fully integrated unmanned perimeter security solution. Our differentiating feature is the ability to clearly communicate with the target at a distance.

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

NeoPlanar®

Our NeoPlanar thin film magnetic speaker technology provides high clarity throughout the audio range for public address, emergency and mass notification and high-end sound applications. NeoPlanar products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. NeoPlanar technology powers our Sound Sentinel™ products which are capable of delivering intelligible audio in excess of 500 meters, communicating effectively over high ambient noise, controlling unnecessary noise pollution and addressing rapid multi-language communications targeted to replace horn devices and other public address systems. Our SoundSaber™ line of hardened NeoPlanar panels provide improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities.

SoundVector™

Our SoundVector technology is a patent-pending, economical and scaleable directional sound technology for replacing sound pollution generating omni-directional alarm signals, sirens, hazard signals and other directed warnings or tones.

Our results of operations depend on our sales of audio products and systems in the commercial and government markets. Our products are sold worldwide with the United States currently our largest market. Although we believe we are the leader in directed sound products, we are still in the early stage of marketing to new emerging markets and our products are not yet widely accepted. We believe that the growth in defense, homeland security and border patrol security, as well as related risk management spending by commercial customers, provides a growing market for our sound products to be used for intelligible communication and notification over long distances. We also believe digital signage provides a rapidly growing market for new sound applications not capable of being met by conventional sound devices or loudspeakers. Moreover, the development of other low-cost products gaining wide acceptance in mass markets such as low-cost plasma and flat panel screens and low-cost high-speed networks offer, in our view, significant growth opportunities for our HSS focused sound products for in-store advertising and digital signage markets.

Recent Developments

In the fiscal year ended September 30, 2007, we accomplished the following:

•

In September 2006, we restructured management and officers of our company to reduce operating expenses. We also consolidated operations into our home facility in San Diego, California, closing our Maine sales office and our Carson City, Nevada facility. We discontinued the use of third-party contract manufacturing for final assembly and brought assembly in-house to control costs and improve product quality. These changes have improved profit margins and reduced operating expenses.

•

Engineering emphasis was redirected to our LRAD product line including enhancing and expanding our LRAD product offerings. Our rugged LRAD emitter heads were upgraded to improve output and increase operating range. In January 2007, we introduced LRAD-R, which can be remotely operated across an IP network. LRAD-R consists of an LRAD pan/tilt system for precise audio targeting and a simple user interface. The system can be upgraded and integrated with other sensors to increase functionality.

•	We focused on improving product performance and product quality resulting in a reduction of warranty expense and higher customer satisfaction.

•	In March 2007, we shipped our first LRAD-R for deployment by the U.S. Navy.

•	In May 2007, our LRAD 500 was selected by the U.S. Navy and U.S. Army as their acoustic hailing and warning device (AHD) for small vehicles and vessels.

•	In June 2007, we made first deliveries of LRAD-R to the oil and gas industry through customer L-3 Communications.

•

During fiscal 2007, we expanded our international marketing activities and shipped LRAD orders to Australia, Singapore, Korea and China, indicating a growing international market for our LRAD product line.

•	In September 2007, our LRAD 1000 was selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System.

General Information.

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “ATCO.” Our address is 15378 Avenue of Science, Suite 100, San Diego, California, 92128, our telephone number is 858-676-1112, and our internet website is located at www.atcsd.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

We currently offer three LRAD models each with a variety of accessories or customizable to a customer’s requirements:

•

Our LRAD 1000 hailing product delivers voice and tone clarity in a 15 to 30 degree beam at distances of over 500 meters, using only two amps of current. This directional beam provides a significant advantage over traditional public address devices as intense sound can be targeted without adverse impact to the operator or disruption of others near the device.

•

A smaller version of the LRAD, the LRAD 500, features reduced size and weight for easier transport and vehicle or aircraft mounting. The LRAD 500 allows police to provide clear instructions to crowds, fire crews to communicate to persons in buildings, maritime vessels to communicate with small vessels, security personnel to communicate in multiple languages at distance, airport managers to scare away birds that could pose a danger to aircraft, agents to provide instructions from airborne craft including helicopters, and many other activities. It can be mounted on vehicles for increased mobility and is used extensively by U.S. forces in Iraq and in some Homeland Security operations.

•

A remote pan and tilt option (the LRAD-R) allows the operator to change the direction of the device and communicate at remote distances from the device, increasing safety and the time to diffuse tense situations. The LRAD-R can be integrated with other sensors (radar, camera, etc.) to create a fully-integrated unmanned security solution to allow a remote operator to assess a threat and respond with authority.

In addition to a microphone input, we include an MP3 player so that our LRAD products can communicate prerecorded phrases in various languages. We offer other accessories including our LRAD-Scram cart for rapid deployment and other customized mounts and brackets to integrate sensors (cameras, lights, radar and others) into a single security solution.

We are developing additional products and accessories for our LRAD product line that we expect will enable us to strengthen our competitive position in the market for directed hailing and warning.

HyperSonic Sound (HSS)

Our HSS products pioneered a new paradigm in sound production based on well-known principles of physics. The common speaker types in use today such as dynamic, electrostatic, ribbon and other transducer-based designs, are direct radiating, and are fundamentally a piston action, directly pumping air molecules into motion to create audible sound waves we hear. Parametric or nonlinear acoustics, on the other hand, use changing pressures in air to produce sound indirectly.

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

We currently offer the HSS H450 with a 5 by 10 inch emitting surface and the HSS H460 with double the emission surface area. HSS is adaptable to meet the needs of many existing sound reproduction markets and enable novel applications of sound reproduction.

NeoPlanar Speakers

Our NeoPlanar technology is a thin film planar magnetic type speaker that uses novel films, magnetic materials and a manufacturing process that we believe provides improved cost/performance benefits. Traditional planar magnetic speakers have been limited in range, expensive, or have used materials with limited power handling ability. Our NeoPlanar technology provides the ability to build cost-effective lightweight, flat and thin speakers with high power output providing exceptional clarity over long distances. We offer Neoplanar panels in a variety of sizes for custom installation and packaged for installation in mass notification applications.

SoundVector

Our SoundVector technology is a patent-pending economical and scaleable directional sound technology designed to replace noisy omni-directional alarm signals, sirens, hazard signals and other devices emitting non-directional warnings or tones. Our advanced development group created this technology. Our strategy is to license this technology and we executed our first commercial license of this technology in fiscal 2005 for vehicle backup alarms. In 2006, the licensee launched its first product.

Other Proprietary Technologies and Products

We have other sound inventions, technologies and products in various stages of development including our Sound Barrier vehicle system which incorporates an LRAD type sound system into a vehicle, our PureBass® Sub-woofer technology, our Stratified Field Technology, or SFT®, that employs a thin form, non-magnetic film to produce high quality sound, our Sound Cluster customized horn array that automatically adjusts to an ambient noise environment, and other technologies and products in various stages of development. We devote significant resources on research and development to improve our current technologies and products and develop new technologies and products. See “Research and Development” below.

Revenues by Major Product Category

For the fiscal years ended September 30, 2007, 2006 and 2005, LRAD product revenues were $7,700,138, $5,620,500, and $8,822,366, respectively, which represented 78%, 63% and 87% of revenues in each of the respective years. For the fiscal year ended September 30, 2007, 2006 and 2005, HSS product revenues were $1,305,582, $2,390,960 and $783,589, respectively, which represented 13%, 27% and 8% of revenues in each of the respective years.

Strategy

We believe we are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to larger end-users, system integrators and defense-related companies and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets.

A major initiative for fiscal 2008 is to accelerate revenue growth by increasing direct sales to larger commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our senior executive and sales and marketing personnel are focused primarily on the government, military, homeland and international security, private and commercial maritime and digital signage markets. We also plan to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers.

We intend to continue to promote the expansion of markets and customers for directed sound. Our expanding target markets include the government, military, homeland and international security, private and commercial security applications, automobile, personalized audio, and alert/alarm, digital signage, public display and public venue industries. We believe these markets and others provide attractive opportunities for our products. Our goal is to continue to expand market penetration for our LRAD products and to see HSS and NeoPlanar used in a wide range of commercial and consumer audio products and systems.

We have established a reputation for providing innovative sound solutions and have increased our brand recognition for LRAD and HSS. We actively promote our brands on our products and through our licensing arrangements. We intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist us in expanding our business.

For certain applications or market segments our strategy is to employ licensing when we believe other Original Equipment Manufacturers (“OEMs”) offer financial advantages. We believe there are a number of OEM and licensing opportunities for our innovative sound technologies. For example, we have granted a non-exclusive license to Harman International Industries to manufacture and use NeoPlanar technology in the OEM automotive market. During fiscal 2006, Harman began selling automotive products using Neoplanar technology. We have also entered into a design and manufacturing license agreement with ECCO Group, the world’s largest manufacturer of backup alarms for commercial vehicles. The agreement covers the initial licensing and product development of our SoundVector technology for ECCO and its affiliates for backup vehicle alarms. In April 2006, ECCO launched its first product based on this technology.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2007, we made significant improvements to the performance and quality of our existing directed sound products and introduced new products like the LRAD-R. We have ongoing development efforts to continue to improve our products’ performance and quality. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. While most of our directed sound products are used for some form of government, military or commercial applications, we believe improved performance and lower cost could open new market applications.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are substantially different from proven, mass produced sound transducer designs and manufacturing and assembly involves new processes and materials. We do not believe our products have been produced in sufficient quantities to be considered mass produced. We contract with third party suppliers to produce various HSS and LRAD components and sub-assemblies. At our

San Diego facility, we complete the final assembly of, and test and ship, HSS, LRAD and NeoPlanar products for both commercial and government systems. We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement more rigorous manufacturing and quality processes to track production and field failures. We have developed custom manufacturing equipment used to automate the production of key HSS and NeoPlanar sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for some of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters, and we rely on one supplier of compression drivers for our LRAD products. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Selling and Marketing

We market and sell products and services through our executive officers and a seven person sales force located in San Diego, California, Maine, Washington, Maryland and Hong Kong. Our sales and administrative offices are located in San Diego, California.

We make direct sales to larger end-users and defense-related companies. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers and system integrators who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

Customer Concentration

For the fiscal year ended September 30, 2007, revenues from two customers, ADS, Inc., and Genesisone General Trading & Supply accounted for 18% and 10% of revenues, respectively. For the fiscal year ended September 30, 2006, revenues from two related customers, ADS, Inc. and ADS International, collectively accounted for 41% of revenues with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $1,000,533 at September 30, 2007 compared to $7,623,292 at September 30, 2006. Our backlog was reduced in the year ended September 30, 2007 due to an amendment to a contract with a large customer. In June 2007, we amended our agreement with this customer to reduce the committed quantity in order to assist the customer in obtaining financing to support the continued installation of its in-store broadcasting network which includes our product. In exchange for this amendment, we became an exclusive supplier of audio for future installations over a period of two years. We have not included any backlog for this customer at September 30, 2007 as there is no firm purchase order quantity. At September 30, 2006, this customer’s backlog was $4,185,000. Backlog orders are subject to modification, cancellation or rescheduling by our customers.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date, we have been providing direct warranty service, but in the future we may establish warranty service through OEM customers or others. Some of our agreements require OEM customers to stock certain quantities of product for use as warranty replacements. Our international market warranties are generally similar to the warranties we offer in the U.S. market.

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

We believe our LRAD products are the leading directed hailing products for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Technomad Inc, ATI, Dynalec, Henschel and others. We do not believe these competitors have achieved significant market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost.

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

We believe our NeoPlanar technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our NeoPlanar technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that compete in the flat panel market include, but are not limited to: (1) high-end electrostatic flat panel manufacturers such as Martin Logan and others, and (2) NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel. We are not aware of companies offering flat panel technology comparable to our NeoPlanar products, but others may introduce products with competitive features and performance.

We believe our SoundVector directed acoustic technology is novel with distinct technical and market attributes for the backup alarm and other alert and warning tone markets. While we believe the demonstrated directivity of our warning tones is an important technical and performance advantage, we compete with traditional speakers and horns used in these markets. Others may modify existing products or offer new products with features and performance competitive to our SoundVector technology.

We intend to continue our strategy to aggressively seek patent protection for our intellectual property.

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

Seasonality

Government business tends to be seasonal due to government procurement cycles, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending December 31 usually producing relatively lower sales. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Our HSS technology is subject to control under the Radiation Control for Health and Safety Act of 1968, and the associated regulations promulgated by the Food and Drug Administration (FDA), as an electrical emitter of ultrasonic vibrations. Under the terms of such regulations, we provided an abbreviated report to the FDA describing the technology. The FDA may respond to the report and request changes or safeguards to the technology, but it has not done so to date. We will also be required to notify the FDA in writing should an HSS product be found to have a defect relating to safety of use due to the emission of electronic product radiation. We do not believe our HSS technology poses any human health risks. However, it is possible that we, or one of our OEM customers or licensees, could be required to modify the technology, or a product incorporating the technology, to comply with requirements that may be imposed by the FDA.

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

We are also subject to U.S. government export controls. We believe our shipments to foreign customers comply with such government regulations. We rely on our customers to inform us when they plan to deliver our products to other countries and we regularly advise our customers of the export controls with which they must comply. However, a violation of U.S. export controls by us or our customers could seriously harm our business.

Ability of U.S. Government Agencies to Terminate Contracts

We have provided and expect to continue to provide products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. These contracts may be subject to cancellation if government funding becomes unavailable, and may also include provisions that allow the government agency to terminate the contract without penalty under some circumstances. The unexpected termination or cancellation of one or more of these contracts could result in a material adverse effect on our company’s financial condition, results of operations and cash flows.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovations, investment in new ideas and protection of resulting intellectual property rights are important to success. We rely on a variety of intellectual property protections for our products and technologies, including patent, copyright, trademark and trade secret laws and contractual obligations, and we pursue a policy of vigorously enforcing such rights.

We have a substantial base of intellectual property assets. We have 52 patents issued worldwide, of which 41 are in the U.S. We also have approximately 105 patents pending worldwide, of which 34 are in the U.S. on our proprietary sound technologies. Our issued patents expire between 2010 and 2025. We are preparing and intend to file other sound technology patent applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

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

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

We are investing significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including HYPERSONIC®, HSS®, LRAD®, SFT®, STRATIFIED FIELD®, PMT®, NEOPLANAR®, PUREBASS® and SHAPING THE FUTURE OF SOUND®. Trade names or trademarks may not be successfully maintained, defended or protected.

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

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation continues for any period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2007, 2006, or 2005, as these royalties were immaterial and were waived by Mr. Norris. The amounts of the royalties waived were $26,112, $47,819 and $15,672 for the years ended September 30, 2007, 2006 and 2005, respectively. We may owe royalties in future periods based on actual sales or technology revenues.

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

For the fiscal years ended September 30, 2007, 2006 and 2005, we spent approximately $2.2 million, $1.9 million and $4.7 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of American Technology Corporation and their ages and business experience are set forth below.

Elwood G. Norris, age 69, has been a director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position, in which he serves in a technical advisory role to our company and acts as a spokesman for our products. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology and in patent licensing. He is an inventor with 47 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Thomas R. Brown, age 57, has been a director of our Company since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University in 1973. Mr. Brown is also a certified public accountant.

Katherine H. McDermott, age 47, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the chief financial officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

James Croft, III, age 54, joined our company in October 1997 as Vice President of Engineering. In December 2000, he was appointed Chief Technology Officer. Mr. Croft was appointed Senior Vice President of Research and Development in March 2003. In August 2005, he was appointed as Chief Technology Officer and Vice President of Development. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in

February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also a member of the board of directors of Definitive Audio, Inc., a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985. Mr. Croft is an inventor with 30 U.S. patents, primarily in the field of electro-acoustics.

Employees

At September 30, 2007, we employed a total of 38 people. Of such employees, 11 were in research and development, 10 were in production, quality assurance and materials control, 10 were in general and administrative and 7 were in marketing, sales and licensing. We also lease technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2008. At September 30, 2007 we had an accumulated deficit of $67,501,135. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

We may need additional capital to support our growth. We may generate a portion or all of these funds from operations. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales from government, military and commercial markets to meet planned projections;

•	government spending levels impacting the sale of our products;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

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

Two customers accounted for 28% of our total revenues for fiscal year 2007. We expect to continue to be dependent on a limited number of customers.

Two customers accounted for 18% and 10% of total revenues for the fiscal year 2007, respectively. Historically our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

The growth of our LRAD product revenues is materially dependent on acceptance of our products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our LRAD products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. Our products have not yet been widely accepted in the large government and military market that includes many prospective customers. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

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

A significant portion of our revenue is derived from a few core product categories.

We are dependent on a small number of core product categories to generate a significant proportion of our revenues. No assurance can be given that these or other products will continue to have consumer acceptance or that they will maintain their historical levels of sales. The loss of one or more of these products could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are continually introducing new or improved products and technologies. If commercially successful products are not produced in a timely manner, we may be unprofitable or forced to cease operations.

Our LRAD, HSS, NeoPlanar and SoundVector technologies have had only limited market acceptance and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our HSS product took longer than anticipated by management and the introduction of future products, if any, could also be subject to delays. Customers may not accept our current products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

Our products have never been produced in quantity, and we may incur significant and unpredictable warranty costs as these products are mass produced.

None of our products has been produced in sufficient quantities to be considered mass produced. Our technologies are substantially different from proven, mass produced sound transducer designs. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. At September 30, 2007, we had a warranty reserve of approximately $182,000. In prior years, we recorded substantial warranty reserves for early versions of our HSS products and have little history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We could incur additional charges for excess and obsolete inventory.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of approximately $1.3 million. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Sound reproduction markets are subject to rapid technological change, so our success will depend on our ability to develop and introduce new technologies and products.

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

We may be faced with legal challenges related to our products, including that our products infringe third parties’ intellectual property rights of others. These challenges could cause us to incur significant litigation or licensing expenses or could prohibit us from producing or marketing some or all of our products entirely.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement or other legal claims will not be asserted against us or that any such claims will not materially adversely affect our business, financial condition, or results of operations. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. Regardless of their validity or success, such claims may result in protracted and costly litigation, divert management’s time and attention, cause product shipment delays or require us to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. An adverse result from intellectual property litigation could force us to do one or more of the following:

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

Current environmental laws, or laws enacted in the future, may harm our business.

Our operations are subject to environmental regulation in areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our products, including restrictions on lead, cadmium and other substances. On July 1, 2006, the European Union adopted the Restriction of Hazardous Substances Directive (“RoHS”). The labeling provisions of similar legislation in China became effective on March 1, 2007. If we fail to comply with the rules and regulations regarding the use and sale of such regulated substances, we could be subject to liability. The European Union Waste Electrical and Electronic Equipment Directive has been enacted by individual member states of the European Union (“WEEE Legislation”). The WEEE Legislation makes producers of electrical goods, responsible for collection, recycling, treatment and disposal of recovered products. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. We do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business. However the costs and timing of costs under environmental laws are difficult to predict.

Errors or defects contained in our products, failure to comply with applicable safety standards or a product recall could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a small company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

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

We rely on outside manufacturers and suppliers to provide a large number of components and sub-assemblies incorporated in our products.

Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide materials used in our proprietary HSS emitters and we rely on one supplier of compression drivers for our LRAD products. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

Although we assemble our products internally, we have some sub-assemblers and components produced by third-party manufacturers. We may be required to outsource manufacturing if sales of our products increase significantly. We have historically used a single third-party contract manufacturer to manufacture for certain sub-assemblies, and we expect to continue to use a single manufacturer in the future until product volume grows substantially. We may be unable to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. Furthermore, any actual or perceived degradation of product quality as a result of our reliance on third-party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

We are subject to procurement, export and other related laws and regulations, non-compliance with which may expose us to adverse consequences.

We are subject to extensive and complex U.S. government procurement and export control laws and regulations along with U.S. government audits and reviews of contract performance and administration. We could suffer adverse consequences if we were to fail to comply, even inadvertently, with these laws and regulations or with laws governing the export of our products; or commit a significant violation of any other federal law. These consequences could include contract termination; civil and criminal penalties; and, under certain circumstances, suspension and debarment from future U.S. Government contracts for a period of time. In addition, our foreign sales are subject to greater variability and risk than our domestic sales. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.

We derive revenue from government contracts and subcontracts, which are often non-standard, may involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

Our sales to government customers have involved and are expected in the future to involve providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

Our success is dependent on the performance of our executive team, and the cooperation, performance and retention of our executive officers and key employees.

Over the past few years, we have experienced significant changes in our senior management. Our business and operations are substantially dependent on the performance of our current executive team including our President and Chief Executive Officer and our Chief Financial Officer. Our performance also continues to be dependent on the technical and other contributions of our founder, Mr. Norris. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business.

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

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management does not expect that our disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of September 30, 2006 and 2007, our management’s assessment concluded that our internal control over financial reporting was ineffective. While our management has concluded that the material weaknesses identified as of these periods have been rectified, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an unqualified opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

During fiscal 2005, 2006 and 2007, we incurred substantial costs in complying with Section 404 of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting and having our independent auditor attest to that evaluation. Compliance with these requirements has been and is expected to continue to be expensive and time consuming. We also incurred substantial costs during the first quarter of fiscal 2007 associated with a voluntary review of historical stock options and stock grants, and the resulting restatements described in our 2006 annual report.

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

Our equity financings impose certain liquidated damages that may impair our liquidity.

In connection with our August 2006 and July 2005 equity financings, we entered into registration rights agreements with the investors, pursuant to which we agreed to prepare and file a registration statement covering the resale of the shares of common stock sold in the financing as well as the shares of common stock issuable upon the exercise of the warrants sold in the financing.

If the effective registration statements relating to these financings are unavailable for any reason and selling stockholders are unable to re-sell their shares purchased in the financings or acquired upon exercise of related warrants, we could be obligated to pay substantial daily liquidated damages that could have a material adverse effect on our results of operations and financial condition.

If we are not current and timely in our filings with the SEC, we will face several adverse consequences.

If we are unable to remain current in our SEC filings for any reason, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D, to any purchasers not qualifying as “accredited investors”, there will not be adequate current public information available to permit certain resales of restricted securities pursuant to Rule 144 under the Securities Act, and Nasdaq may seek to delist our common stock from the Nasdaq Capital Market. In addition, although the filing of this Annual Report on Form 10-K will bring us current in our filings with the SEC, because this Annual Report on Form 10-K was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of our failure to timely file this Form 10-K, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after any delinquency occurs.

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

As of September 30, 2007, we had outstanding options granted to our employees, directors and consultants to purchase 3,128,761 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 3,340,318 shares of our common stock. At September 30, 2007, the exercise prices for the options and warrants ranged from $2.60 to $9.48 per share. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facility are located at 15378 Avenue of Science, Suite 100, San Diego, California. We presently occupy, pursuant to a sublease, approximately 23,698 square feet, and our monthly rent payments are approximately $29,600. This sublease expires May 31, 2011. In addition, the sublease provides that we have a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including our premises. We believe this space is adequate for our needs for the foreseeable future.

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

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2006 and 2007:

	Sales Prices
	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$5.93	$3.00
Second Quarter	$4.49	$3.20
Third Quarter	$4.84	$2.30
Fourth Quarter	$4.56	$1.90
Fiscal Year Ended September 30, 2007
First Quarter	$5.20	$3.44
Second Quarter	$4.98	$3.48
Third Quarter	$3.98	$3.17
Fourth Quarter	$4.39	$2.96

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 30,535,207 shares issued and outstanding by 1,051 holders of record of our common stock at December 31, 2007.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2007, the following securities were sold without registration under the Securities Act and not previously reported on Form 10-Q or Form 8-K:

During the quarter ended March 31, 2007, we issued 441,980 shares of common stock upon the exercise of warrants issued to investors in private placement financings in March 2002 at a per share exercise price equal to $1.85, and received aggregate proceeds of $817,663. These issuances were in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Performance Measurement Comparison of Shareholder Return

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Index and the NASDAQ Electronic Components Stock Index, for each of the last five fiscal years ended September 30, 2007, assuming an investment of $100 at the beginning of such period and the reinvestment of dividends, if any. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A. Risk Factors,” and with our consolidated financial statements and the related notes set forth at the pages indicated in “Item 15. Exhibits and Financial Statement Schedules.” The information for the year ended September 30, 2003 was derived from our books and records after a prior restatement of our consolidated financial statements and is presented herein on an unaudited basis.

Operating Results:

	As of and for the Year Ended September 30,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
					(unaudited)
Consolidated Statements of Operations Data:
Revenues	$9,901	$9,002	$10,229	$5,753	$1,315
Gross profit (loss)	$3,392	$2,851	$4,411	$2,179	$(229)
Net loss	$(5,561)	$(7,708)	$(9,235)	$(6,441)	$(8,828)
Net loss per share—basic and diluted	$(0.18)	$(0.31)	$(0.51)	$(0.40)	$(0.71)
Average weighted number of common shares outstanding	30,326	25,149	21,570	19,603	15,858

Consolidated Balance Sheet Data:
Current assets	$11,415	$16,540	$13,229	$5,913	$10,477
Total assets	$13,259	$18,708	$15,209	$7,645	$11,744
Current liabilities	$1,643	$3,882	$3,703	$2,584	$2,074
Long term obligations	$—	$1,223	$1,564	$12	$23
Stockholders’ equity	$11,616	$13,603	$9,942	$5,049	$9,647

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis set forth below in this section should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

We believe that our products are at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require continued organizational discipline, customer focus and a sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

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

We incurred net losses of $5,560,848, $7,707,799 and $9,235,025 in the fiscal years ended September 30, 2007, 2006, and 2005, respectively. We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We have developed an operating plan for fiscal 2008 and believe we have adequate financial resources to execute the plan and to sustain operations for the next twelve months. Our operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling and administrative costs. Nevertheless, our operating results will depend on future product sales levels and other factors, some of which are beyond our control. If required, we have significant flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources.

Business Outlook

We recorded revenues of $9.9 million for the fiscal year ended September 30, 2007, a 10% increase over prior year’s revenues of $9.0 million. Our operating loss for our fiscal year ended September 30, 2007 decreased from fiscal year 2006 primarily as a result of increased revenue, improved product margins, favorable product mix and decreased operating expenses. Gross profit improved from $2.9 million (32% of revenue) in the year ended September 30, 2006 to $3.4 million (34% of revenue) in the year ended September 30, 2007. In fiscal year 2007, we recorded an inventory reserve adjustment of $1.3 million due to a restructured order from a large HSS customer earlier in the year. This adjustment reduced our gross profit by 13% of revenue. Our margin improvement has been driven by reduced manufacturing costs, lower warranty costs and a favorable product mix from lower margin HSS products to higher margin LRAD products.

In late fiscal 2006, we reduced headcount and closed an office location resulting in reduced operating expenses in fiscal 2007. Our operating expenses for the year ended September 30, 2007 were $2.2 million less than the prior year. In fiscal 2008, we expect that certain expenses will continue to decrease such as legal and audit expenses, but we may increase spending in research and development and sales and marketing as we invest in our product development and selling efforts.

In fiscal year 2008, we anticipate our revenues will grow, primarily due to the increased acceptance of our LRAD, HSS and NeoPlanar products. We believe we have a solid technology and product foundation for business growth. In addition to the opportunities we have with the LRAD-R launched earlier this year, we have new technologies and products in various stages of development. We have improved our product quality and performance over the past year and we believe we have strong market opportunities, within the government and military sector, as well as increased commercial applications, especially with continued global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force and asset protection. Our selling network has expanded to include a number of key integrators and resellers within the United States, as well as in a number of worldwide locations.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and to understanding our results of operations. Our accounting policies are more fully described in our financial statements and related notes located in “Item 8. Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations are discussed in “Item 1A. Risk Factors” and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as product sales and (ii) contract and license fee revenues. Product sales revenues are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped by the licensee incorporating our patented proprietary technologies. Revenues are recognized in the period when the ultimate customer accepts the product and collectability is reasonably assured.

Stock-Based Compensation. On October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based payments” (“SFAS 123(R)”), using the modified prospective method. Accordingly, prior period amounts presented in this report have not been restated to reflect the adoption of SFAS No. 123(R). Through September 30, 2005 we accounted for our stock-based compensation under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25. Under the modified prospective application, the fair values of options issued in periods prior to fiscal 2006 are not revised for comparative purposes, but estimated compensation expense for awards outstanding at the effective date are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The adoption of this revised standard resulted in the recording of non-cash operating costs of $1,491,874 and $368,323 in fiscal 2007 and 2006, respectively. As of September 30, 2007, there was $3.9 million of total unrecognized compensation cost related to nonvested stock compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Allowance for doubtful accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis due to a limited number of customers. We base these estimates on many factors including customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Our judgments and estimates regarding collectibility of accounts receivable have an impact on our financial statements.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. For the fiscal year ended September 30, 2007, we reviewed the carrying value of our inventory and increased the inventory reserve to $1,337,822, primarily due to excess HSS materials resulting from a restructured contract involving reduced sales with a large HSS integrator during the fourth quarter of our fiscal year. The obsolescence reserve also takes into consideration raw materials and finished goods that were associated with our older generation of products, and raw materials that are considered to be slow-moving.

Valuation of Intangible Assets. Intangible assets consist of patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal year ended September 30, 2007, we reviewed the carrying value of our intangible assets and reduced it by $88,196 due to certain assets that are no longer consistent with our business strategy and whose future value expected from these assets has decreased.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. In the fiscal year ended September 30, 2006, we increased our reserve by $372,460 due to warranty claims associated with a custom made HSS unit. All of these costs have now been incurred. We also analyzed our warranty rate for our LRAD product in 2007 and reduced the reserve rate based on historical experience. This reduced the warranty reserve by $304,000. The warranty reserve at September 30, 2007 was $182,247, compared to $805,162 as of September 30, 2006. We evaluate the adequacy of this reserve each reporting period. See Note 9 to our consolidated financial statements for additional information regarding warranties.

Valuation of Derivative Instruments. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock” we previously valued some warrants issued in connection with various equity financings as derivative liabilities. We made assumptions and estimates to periodically value our derivative liabilities. Factors affecting the amount of liability included changes in our stock price and other assumptions. Any change in value was recorded as a non-cash income or expense item. For the year ended September 30, 2006, we recorded $624,700 as an unrealized gain on derivative revaluation related to warrants and had aggregate derivative liability for warrants of $1,221,300 at September 30, 2006.

Effective in the first quarter of 2007, we elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”). We recorded the effect of applying FSP 00-19-2 to our warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 6 to our consolidated financial statements). The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

We also review changes in derivative instruments caused by their terms or by other events. In fiscal 2006, we determined that antidilution adjustments to outstanding warrants as a result of an equity financing in August 2006 should be accounted for based on the guidance provided by EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments. These adjustments aggregating $504,756 were treated as a deemed dividend and recorded as an increase in our retained deficit and a corresponding increase in additional paid-in capital.

Guarantees and Indemnifications. Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification and liquidated damage agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

We undertake indemnification obligations in the ordinary course of business related to our products and the issuance of securities. Under these arrangements, we may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. Our obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and we agreed to indemnify the customer against such claims. We are unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to our indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial condition of the parties, the nature and amount of damages claimed, insurance coverage that we may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, our indemnification obligations could range from immaterial to having a material adverse impact on our financial position and our ability to continue in the ordinary course of business.

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

Legal Proceedings. We may at times be involved in litigation in the ordinary course of business. For any legal proceedings that we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated and the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Currently, there are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Segment Information

We are engaged in the design, development and commercialization of directed sound technologies and products. During fiscal 2006, our operations were organized into two segments by the end-user markets they served. Late in fiscal 2006, in conjunction with executive management changes and a more diverse customer base, our sales force for all products and end-user markets was consolidated. Effective October 1, 2006, our former two business units were aggregated into one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). Our former business units are no longer separately managed and no longer considered separate business units. Our chief operating decision making officer reviews financial information on sound products on a consolidated basis and not by the end-user markets served. Accordingly, we have reclassified our prior period financial results to conform to the current period presentation of one reportable segment.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2007 and 2006

Revenues

Revenues increased $899,375, or 10%, in the fiscal year ended September 30, 2007 to $9,900,880 compared to $9,001,505 for the fiscal year ended September 30, 2006. Fiscal year 2007 revenues included $9,424,305 of product sales and $476,575 of contract and license and other revenue. Fiscal year 2006 revenues included $8,606,840 of product sales and $394,665 of contract and license revenue. The increase in fiscal year 2007 revenues reflected an increase in LRAD revenue from $5,620,500 in fiscal 2006 to $7,700,138 in fiscal 2007, due primarily to expanded sales distribution. HSS revenues decreased from $2,390,960 in fiscal year 2006 to $1,305,583 in 2007, due to financial difficulties with some key customers in the digital signage and in-store broadcasting markets.

In fiscal 2005, we entered into a license agreement that contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement does not qualify for multiple element accounting and revenue will be recognized ratably over the three-year term of the agreement. We recognized $216,667 of contract revenues for each of the years ended September 30, 2007 and 2006, representing the ratable earned revenue under the three-year agreement. At September 30, 2007, $6,945 remained unearned under this agreement and has been recorded as deferred revenue. At September 30, 2007, we had aggregate deferred license revenues of $286,482 representing amounts collected from license agreements in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the year ended September 30, 2007 was $3,392,025, or 34% of total revenues, compared to $2,851,133, or 32% of total revenues, for the year ended September 30, 2006. The increase in gross profit, both absolute and as a percentage of revenues, was principally the result of increased sales and a greater percentage of higher margin LRAD products. In addition, we experienced lower warranty cost in 2007 due to warranty expense of $372,460 in the fiscal year ended September 30, 2006 for claims associated with a custom HSS unit, and a reduction in warranty expense by $304,000 in the fiscal year ended September 30, 2007 due to a change in estimate of the warranty reserve for LRAD products based on historical experience. This favorability was partially offset by an increase in inventory reserves of $1,326,108, primarily related to excess HSS components that were purchased based on a sales contract with a customer who later experienced financial difficulty and significantly reduced the requirements on their contract.

Our products have varying gross margins, so product sales mix materially affects gross profits. In addition, we continue to make product updates and changes, including raw material and component changes that may impact product costs. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2007 decreased $2,485,425 to $7,052,163, or 71% of total revenues, compared to $9,537,588, or 106% of total revenues, for the year ended September 30, 2006. The major component changes in selling general and administrative expenses were: $1,697,831 decreased personnel and related expenses; $680,099 reduction in expense related to allowance for doubtful accounts, $941,832 decreased legal and accounting expenses due to lower costs to support Section 404 of the Sarbanes-Oxley Act of 2002 and other legal fees, $308,617 for decreased consulting expenses and $162,700 decreased travel expenses. These reductions were offset by an increase of $972,920 for non-cash stock-based compensation expense under SFAS No. 123(R) and $520,948 of costs associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements as more fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

We incurred non-cash stock-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the fiscal years ended September 30, 2007 and 2006 of $1,269,096 and $296,176, respectively.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2007 and 2006, we incurred a significant amount of outside consultant, legal and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management’s assessment of internal control over financial reporting and in 2007 for a voluntary review of our historical stock options and stock grants. We expect to incur continuing audit fees and other costs in fiscal year 2008 to comply with the Sarbanes-Oxley Act and to continue to improve our internal control over financial reporting and procedures.

Research and Development Expenses

Research and development expenses increased $313,285 to $2,223,119, or 22% of total revenues, for the year ended September 30, 2007, compared to $1,909,834, or 21% of total revenues, for the year ended September 30, 2006. This increase in research and development expenses was primarily due to a $105,406 increase in personnel and related expenses, $112,918 increase in non-cash compensation costs related to SFAS No. 123(R) and $72,025 increase in consulting fees associated with product design.

Included in research and development expenses for the year ended September 30, 2007 was $148,324 of SFAS No. 123(R) stock-based compensation costs. A total of $35,406 of non-cash compensation costs was included for the year ended September 30, 2006. During fiscal years 2007 and 2006, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal year ended September 30, 2007 and 2006 by $88,196 and $1,039.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. Based on current plans and engineering staffing, we expect fiscal year 2008 research and development costs to increase over fiscal year 2007.

Loss From Operations

Loss from operations was $5,883,257 for the year ended September 30, 2007 compared to a loss from operations of $8,596,289 for the year ended September 30, 2006. The decrease in loss from operations resulted primarily from the increased revenue and associated gross profit and a decrease in selling, general and administrative expenses, partially offset by an increase in research and development expense.

Other Income (Expense)

During the year ended September 30, 2007, we earned $376,264 of interest income on our cash balances. Other expense for the year ended September 30, 2007 included a loss on asset disposition of $53,855. During the year ended September 30, 2006, we earned interest income on our cash balances of $264,256 and incurred $833 of interest expense. Other income in fiscal 2006 included $624,700 related to the decrease in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants and a net gain on asset disposition of $367.

Net Loss Available to Common Stockholders

We had no preferred stock outstanding during fiscal 2006 or 2007 and our net loss was the same as net loss available to common stockholders. The net loss available to common stockholders decreased 28% to $5,560,848, or $0.18 per share for the year ended September 30, 2007, compared to a net loss available to common stockholders of $7,707,799, or $0.31, per share for the year ended September 30, 2006.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2006 and 2005

Revenues

Revenues decreased $1,227,164, or 12%, in the fiscal year ended September 30, 2006 to $9,001,505 compared to $10,228,669 for the fiscal year ended September 30, 2005. Fiscal year 2006 revenues included $8,606,840 of product sales and $394,665 of contract and license and other revenue. Fiscal year 2005, revenues included $10,013,215 of product sales and $215,454 of contract and license revenue. The decrease in fiscal year 2006 revenues reflected a decrease in LRAD revenue from $8,822,366 in fiscal 2005 to $5,620,500 in fiscal 2006, due primarily to the prior year including one large military order of $4.9 million. HSS revenues increased from $783,589 in fiscal year 2005 to $2,390,960 in 2006, due to the launch of our HSS 450 into the digital signage and in-store broadcasting markets.

In the fiscal year ended September 30, 2005, we entered into a license agreement that contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement does not qualify for multiple element accounting and thus revenue will be properly recognized ratably over the three year term of the agreement. In fiscal year 2006, we recognized $216,667 in contract revenues representing the ratable monthly earned revenue under the three year agreement, compared to $54,167 for a partial year recognized in fiscal year 2005. At September 30, 2006, $68,056 remained unearned under this agreement and has been recorded as deferred revenue. At September 30, 2006, we had aggregate deferred license revenue of $351,658 representing amounts collected from license agreements in advance of recognized earnings.

Gross Profit

Gross profit for the fiscal year ended September 30, 2006 was $2,851,133, or 32% of total revenues, compared to $4,411,492, or 43% of total revenues, for the year ended September 30, 2005. The decrease in gross profit, both absolute and as a percentage of revenues, was principally the result of the decreased sales of higher margin LRAD products. In addition, we incurred expense of $372,460 in the fiscal year ended September 30, 2006 for warranty claims associated with a custom HSS unit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2006 increased $326,654 to $9,537,588 or 106% of total revenues, compared to $9,210,934, or 90% of total revenues, for the year ended September 30, 2005. The major component changes in selling general and administrative expenses were: $962,769 for increased personnel and related expenses; $472,250 increase in expense related to allowance for doubtful accounts, $289,835 for increased consulting, accounting, and auditing expenses primarily as a result of Section 404 of the Sarbanes-Oxley Act of 2002 and $52,590 for increased SEC reporting costs and public relations, offset by $774,483 in decreased legal and related fees; $404,784 in reduced demonstration equipment and trade show activity; and $117,431 for decreased travel and commissions.

In September 2006, we released our chief financial officer, vice president commercial sales, vice president of marketing, vice president, general counsel and secretary, vice president of operations and three non-executive employees. We also decided to close our Maine sales office after having closed our Carson City, Nevada offices earlier in fiscal 2006. The costs amounted to $324,633, which was recorded in fiscal 2006.

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

Research and Development Expenses

Research and development expenses decreased $2,799,761 to $1,909,834, or 21% of total revenues, for the year ended September 30, 2006, compared to $4,709,595, or 46% of total revenues, for the year ended September 30, 2005. This decrease in research and development expenses was primarily due to a $1,734,916 decrease in personnel and related expenses, of which $240,075 was a decrease in non-cash compensation; a $520,484 decrease in prototype component acquisition, fabrication and testing for new products developed during fiscal year 2005; a $118,789 decrease in outside consulting fees associated with product design; and a $89,338 decrease in small tools, equipment and supplies.

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

Loss From Operations

Loss from operations was $8,596,289 in the fiscal year ended September 30, 2006, compared to a loss from operations of $9,509,037 in fiscal year 2005. The decrease in fiscal year 2006 loss from operations resulted primarily from the decrease in research and development expense following heavy development effort on our HSS and LRAD products in fiscal 2005, partially offset by a decrease in revenue and related gross profit in the year ended September 30, 2006.

Other Income (Expense)

During the year ended September 30, 2006, we earned $264,256 of interest income on our cash balances and incurred $833 of interest expense. Other income for the year ended September 30, 2006 included $624,700 related to the increase in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants and a $367 gain on asset disposition.

In the year ended September 30, 2005, we earned $84,510 of interest income on our cash balances, incurred $93,457 of interest expense and incurred $743,977 of non-cash interest expense associated with the acceleration of the write off of the debt discount associated with warrants issued as part of our December 2004 note financing. Other income for fiscal year 2005 included $1,233,259 of unrealized gain on derivative revaluation, including $183,259 related to the decrease in the fair value of a warrant issued in connection with our December 2004 equity financing line, and $1,050,000 related to the decrease in the fair value of warrants issued in connection with our July 2005 sale of common stock and warrants. In the fiscal year ended September 30, 2005, we recognized a warrant impairment charge of $183,259 representing remaining warrant derivative instrument liability, after crediting prepaid transaction costs, when we terminated the equity financing line and the warrant in July 2005. We also recognized a $23,064 loss on the disposition of assets. At September 30, 2005 our short term and long-term derivative liability was $1,846,000.

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

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities that includes developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through cash generated from product sales, contract and license fees and financing activities. Cash and cash equivalents at September 30, 2007 was $6,414,537 compared to $9,896,342 at September 30, 2006. The decrease in cash was primarily the result of the operating loss and cash used to support other activities offset by approximately $879,000 of cash obtained from the exercise of options and warrants during the year.

Other than cash and cash equivalents and our balance of accounts receivable, we have no other unused sources of liquidity at this time. We have developed an operating plan for fiscal 2008 and believe we have adequate financial resources to execute the plan and to sustain operations for the next twelve months. Our operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) continuing to control research and development, and selling, general and administrative costs. Nevertheless, our operating results will depend on future product sales levels and other factors, some of which are beyond our control. There can be no assurance that we can achieve positive cash flow or profitability. If required, we have some flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses based on the availability of resources.

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

Based on our current cash position, our order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund operations for the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Operating Activities

Our net cash used in operating activities was $4,132,937 for the fiscal year ended September 30, 2007 compared to $10,787,102 for the fiscal year ended September 30, 2006 and $8,801,922 for the fiscal year ended September 30, 2005. Cash used in operating activities for the fiscal year ended September 30, 2007 included the $5,560,848 net loss, reduced by expenses not requiring the use of cash of $2,815,756; a $15,770 decrease in prepaid expenses; a $1,617,586 decrease in accounts payable and accrued liabilities; a $546,166 decrease in the warranty provision; a $679,175 increase in inventories; offset by a $1,470,852 decrease in trade accounts receivable.

At September 30, 2007, we had working capital of $9,772,075 compared to working capital of $12,658,863 at September 30, 2006. This decrease was primarily a result of operating losses, partially offset by the exercise of warrants.

At September 30, 2007, we had trade accounts receivable of $938,229. This compares to $1,950,550 in trade accounts receivable at September 30, 2006. The level of trade accounts receivable at September 30, 2007 represented approximately 35 days of revenues compared to 79 days of revenues at September 30, 2006. The decrease in days was due to lower level of product shipments in the last 30 days of the fourth quarter in fiscal 2007, compared to 2006. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment and software and investment in new patents. Cash used in investing activities for capital expenditures was $78,936, $490,722 and $480,926 in the fiscal years ended September 30, 2007, 2006, and 2005. Cash used for investment in new patents was $166,694, $169,205 and $275,587 in the fiscal years ended September 30, 2007, 2006 and 2005. We anticipate continued expenditures for patents in fiscal 2008 and expect other capital expenditures to increase a small amount as we continue to invest in new technologies.

Financing Activities

During the fiscal years ended September 30, 2007, 2006, and 2005, we financed the shortfall in our working capital requirements primarily through the sale of common and preferred stock and warrants, promissory notes and the exercise of stock options and warrants. In the fiscal year 2007, we received $860,262 of proceeds from the exercise of warrants and stock options. In fiscal year 2006, we received $8,904,798 of net cash proceeds from the sale of common stock and warrants (net of offering costs), and $2,096,315 of proceeds from the exercise of options and warrants. In fiscal year 2005, we received $13,171,824 of net cash proceeds from the sale of unsecured promissory notes, common stock and warrants (net of offering costs and repayment of the unsecured promissory notes), and $2,566,389 of proceeds from the exercise of options and warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Contractual Commitments and Commercial Commitments

The following table summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,243,788	$376,374	$719,102	$148,313	$—
Purchase commitments	—	—	—	—	—

Total contractual cash obligations	$1,243,789	$376,374	$719,102	$148,313	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. We do not use derivative financial instruments in our investment portfolio.

We are currently exposed to some market risk through interest rates, related to our investment of current cash and cash equivalents. Based on our balance of cash and cash equivalents of $6.4 million at September 30, 2007, a change of one percent in interest rate would cause a change in interest income of approximately $64,145. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We conduct business on a global basis and essentially all of our products sold in international markets are denominated in U.S. dollars. Historically, export sales have represented a significant portion of our sales and are expected to continue to represent a significant portion of sales. Our operations in Hong Kong incur costs which are denominated in local currencies. As exchange rates vary, these results when translated into U.S. dollars may vary from expectations and adversely impact overall expected results. The effect of exchange rate fluctuations on our results during fiscal 2007 was not material.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In September 2007, we dismissed Swenson Advisors, LLP (“Swenson”) as our independent registered public accounting firm, and in October 2007 we appointed Squar, Milner, Peterson, Miranda & Williamson, LLP as our independent registered public accounting firm for the fiscal year ended September 30, 2007. Information regarding the change in the independent registered accounting firm was reported in our Current Report on Form 8-K/A filed with the SEC on November 13, 2007 (the “Form 8-K/A”). There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act Reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

In performing the assessment, our management has identified a material weakness in internal control over financial reporting as of September 30, 2007, as follows:

Accounting for Payroll Taxes

The controls over our accounting for payroll taxes related to certain stock option grants did not operate effectively as of September 30, 2007. A control did not exist to monitor the corrective action to ensure a thorough and timely response prior to the filing of the Form 10-Q for the quarter ended June 30, 2007 or an adequate review process to appropriately assess the amount. As reported in our Annual Report on Form 10-K for the year ended September 30, 2006, we corrected errors in the reporting of stock options, which resulted in payroll tax liabilities of $200,601 being recorded. During the Company’s third quarter ended June 30, 2007, we revised our estimated payroll tax liability related to this matter to $65,000 prior to completing a thorough analysis of the payroll tax matter. Following extensive subsequent analysis by the Company, we determined that the reduction of the estimated payroll tax liability recorded during the fiscal third quarter resulted in an understatement of the payroll tax liability as of June 30, 2007 in the amount of $135,601 based on the final amended payroll tax filings and due to an increase for estimated penalties and interest that we now believe may be assessed. Our estimate of the payroll tax liability was adjusted to $190,365 at September 30, 2007 based on the current estimate. Because we did not file amended payroll tax returns or complete a thorough analysis prior to the quarter ended June 30, 2007, we were unable to estimate the appropriate payroll tax liability as of the end of the quarter. This resulted in the need for a restatement for the quarter and nine months ended June 30, 2007 to increase the estimate for payroll taxes by $135,601. Specifically, effective controls, including monitoring, were not designed and in place to assure the timely filing of returns and provide for a better estimate of the tax liability. Due to this material weakness and the need to amend our Form 10-Q for the quarter ended June 30, 2007 to restate the estimated payroll tax liability for that period, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2007.

Our independent registered public accounting firm, Squar, Milner, Peterson, Miranda and Williamson, LLP, has issued an audit report dated January 4, 2008 on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Controls

Except for that described below, there have been no changes in our internal control over financial reporting since June 30, 2007 in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Accounting for Payroll Taxes

Our management and the Audit Committee of our Board of Directors completed the following actions during the period from June 30, 2007 to January 7, 2008 to enhance our control environment and reduce the risk of recurrence of future errors related to accounting for payroll taxes.

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

•

Amended payroll tax returns were filed on December 11, 2007 and management has amended the third quarter Form 10-Q and quarterly consolidated financial statements contained therein to reflect the current estimated payroll tax liability as of the end of the third fiscal quarter and has reflected the current estimated payroll tax liability in this Annual Report on Form 10-K for the year ended September 30, 2007.

Therefore, we believe that the material weakness related to our accounting for payroll taxes has been remediated as of January 7, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

American Technology Corporation:

We have audited American Technology Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included under item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

•

The Company did not maintain effective controls over the accounting and monitoring of payroll taxes relating to certain stock option grants. These control deficiencies resulted in the failure of the Company to file required amended payroll tax returns on a timely basis, and in errors in expenses and accrued liabilities recorded in both the quarter ended June 30, 2007 and year ended September 30, 2007 financial statements. The errors resulted in a restatement of the Company’s Form 10-Q for the period ended June 30, 2007, which was necessary to correct a material understatement in the payroll tax accrual and related expense amounts in the previously filed Form 10-Q for this period. Due to the errors identified in the payroll tax liability and related expense amounts and the absence of mitigating controls, there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not be prevented or detected on a timely basis.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated January 4, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Technology Corporation has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007, of American Technology Corporation and our report dated January 4, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

January 4, 2008

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2008 (the Proxy Statement).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Executive Compensation” specifically excluding the “Report of the Compensation Committee of the Board of Directors on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Certain Transactions” and “Independence of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Consolidated Financial Statements and Schedules:

The following consolidated financial statements and financial statement schedule are filed as part of this report as required by “ Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	Royalty Agreement between ATC and Elwood G. Norris dated September 3, 1985. Incorporated by reference to Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between ATC and Elwood G. Norris dated March 2, 1992. Incorporated by reference to Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between ATC and Elwood G. Norris dated December 2, 1996. Incorporated by reference to Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Employment Agreement dated as of September 1, 1997 between ATC and Elwood G. Norris. Incorporated by reference to Exhibit 10.16 on Form 10-KSB for year ended September 30, 1997, dated December 1, 1997.+

10.4	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.4.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.5	Form of Stock Purchase Warrant exercisable until March 31, 2007 granted to investors for an aggregate of 517,880 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

10.6	Form of Stock Purchase Warrant exercisable until December 31, 2007 granted to investors for an aggregate of 514,875 common shares (individual warrants differ as to holder, number of shares and issuance date). Incorporated by reference to Exhibit 4.3 on Form 8-K dated March 6, 2003.

10.7	Securities Purchase Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.1 on Form 8-K dated July 17, 2003.

10.8	Registration Rights Agreement dated July 11, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated July 17, 2003.

10.9	Form of Inducement Grant Notice and Inducement Stock Option Agreement. Incorporated by reference to Exhibit 4.1 on Form 8-K dated September 28, 2004.+

10.10	Table of Inducement Grants. Incorporated by reference to Exhibit 10.16 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.+

10.11	Form of Special Stock Option. Incorporated by reference to Exhibit 99.2 on Form S-8 dated November 18, 2002.+

10.12	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.13	Settlement Agreement with Bruce Gray dated October 4, 2006. Incorporated by reference to Exhibit 10.26.1 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.14	Securities Purchase Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.15	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.16	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.17	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.18.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.19	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.20	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.21	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.22	Settlement Agreement and Mutual Release with eSoundIdeas, Inc., SoundIdeas, Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.14 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.23	Registration Rights Agreement with Greg O. Endsley, Douglas J. Paschall and Gordon & Holmes LLP dated April 27, 2005. Incorporated by reference to Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.

10.24	Employment Agreement with James Croft III dated February 28, 2000. Incorporated by reference to Exhibit 10.46 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.+

10.25	Settlement Agreement with John R. Zavoli dated September 22, 2006. Incorporated by reference to Exhibit 10.40 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.26	Settlement Agreement with Alan J. Ballard dated October 18, 2006. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.27	Settlement Agreement with Rose Tomich-Litz dated October 18, 2006. Incorporated by reference to Exhibit 10.43 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.28	Sublease between ATC and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.29	Employment Letter Agreement with David Carnevale dated January 12, 2006. Incorporated by reference to Exhibit 10.8 on Form 10-Q for the quarter ended December 31, 2005, dated February 19, 2006.+

10.30.1	Settlement Agreement with David Carnevale dated October 24, 2006. Incorporated by reference to Exhibit 10.46.1 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.31	Employment Agreement with Steven D. Stringer dated February 24, 2006. Incorporated by reference to Exhibit 10.2 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.+

10.31.1	Settlement Agreement with Steven D. Stringer dated September 20, 2006. Incorporated by reference to Exhibit 10.47.1 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.32	Employment Agreement with James Taylor dated February 17, 2006. Incorporated by reference to Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.+

10.32.1	Settlement Agreement with James Taylor dated September 22, 2006. Incorporated by reference to Exhibit 10.48.1 on Form 10-K for the year ended September 30, 2006 dated January 5, 2007.+

10.33	Securities Purchase Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K filed August 8, 2006.

10.34	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.35	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.36	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.37	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007+*

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

23.2	Consent of Swenson Advisors, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibits 10.21, 10.22, 10.23 and 10.37 are included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to those exhibits.

American Technology Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Technology Corporation:

We have audited the accompanying consolidated balance sheet of American Technology Corporation (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule II for the year ended September 30, 2007. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated January 4, 2008 expressed an opinion that American Technology Corporation had not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

January 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Technology Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15, excluding Schedule II, present fairly, in all material respects, the consolidated financial position of American Technology Corporation as of September 30, 2006, and the results of their operations and their cash flows for the two year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement Schedule II listed in the index appearing under Item 15, as of September 30, 2006 and 2005, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Swenson Advisors LLP

San Diego, California

January 5, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

A merican Technology Corporation

Consolidated Balance Sheets

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,414,537	$9,896,342
Accounts receivable, less allowance of $228,496 and $687,027 for doubtful accounts	938,229	1,950,550
Inventories, net	3,802,747	4,449,680
Prepaid expenses and other	259,566	243,796

Total current assets	11,415,079	16,540,368
Property and equipment, net	422,027	693,534
Patents, net	1,363,595	1,416,012
Deposits	58,265	58,265

Total assets	$13,258,966	$18,708,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$771,642	$1,904,027
Accrued liabilities:
Payroll and related	390,343	759,705
Deferred revenue	286,482	351,658
Warranty reserve	182,247	803,162
Legal settlements	—	53,750
Other	12,290	9,203

Total current liabilities	1,643,004	3,881,505
Long-term liabilities:
Extended warranty	—	2,000
Derivative warrant instrument	—	1,221,300

Total liabilities	1,643,004	5,104,805

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 and 30,083,227 shares issued and outstanding respectively	305	301
Additional paid-in capital	79,116,792	74,663,660
Accumulated deficit	(67,501,135)	(61,060,587)

Total stockholders’ equity	11,615,962	13,603,374

Total liabilities and stockholders’ equity	$13,258,966	$18,708,179

See accompanying notes to consolidated financial statements

A merican Technology Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2007	2006	2005
Revenues:
Product sales	$9,424,305	$8,606,840	$10,013,215
Contract, license and other	476,575	394,665	215,454

Total revenues	9,900,880	9,001,505	10,228,669
Cost of revenues	6,508,855	6,150,372	5,817,177

Gross profit	3,392,025	2,851,133	4,411,492

Operating expenses:
Selling, general and administrative	7,052,163	9,537,588	9,210,934
Research and development	2,223,119	1,909,834	4,709,595

Total operating expenses	9,275,282	11,447,422	13,920,529

Loss from operations	(5,883,257)	(8,596,289)	(9,509,037)

Other income (expense):
Interest income	376,264	264,256	84,510
Interest expense	—	(833)	(837,434)
Warrant impairment expense	—	—	(183,259)
Gain (loss) on asset disposition	(53,855)	367	(23,064)
Unrealized gain on derivative revaluation	—	624,700	1,233,259

Total other income	322,409	888,490	274,012

Net loss	(5,560,848)	(7,707,799)	(9,235,025)
Dividend requirements on convertible preferred stock	—	—	1,796,426

Net loss available to common stockholders	$(5,560,848)	$(7,707,799)	$(11,031,451)

Net loss per share of common stock—basic and diluted	$(0.18)	$(0.31)	$(0.51)

Average weighted number of common shares outstanding—basic and diluted	30,326,050	25,149,428	21,570,002

See accompanying notes to consolidated financial statements

A merican Technology Corporation

Consolidated Statements of Stockholders’ Equity

	Preferred Stock				Common Stock
	Series D		Series E		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Years Ended September 30, 2007, 2006 and 2005	Shares	Amount	Shares	Amount
Balances, September 30, 2004	50,000	$—	233,250	$3	19,808,819	$198	$48,662,041	$(43,613,007)	$5,049,235
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	237,612	3	830,111	—	830,114
For cash at $4.88 per share, net of offering costs of $828,176	—	—	—	—	2,868,851	29	13,171,795	—	13,171,824
Value assigned to warrants	—	—	—	—	—	—	(2,896,000)	—	(2,896,000)
Conversion of Series D preferred stock	(50,000)	—	—	(1)	129,259	1	—	—	—
Conversion of Series E preferred stock	—	—	(233,250)	(2)	801,306	8	(6)	—	—
Exercise of warrants	—	—	—	—	407,068	4	1,736,271	—	1,736,275
Cashless exercise of 25,000 warrants	—	—	—	—	20,425	—	—	—	—
Legal settlement at $8.01 per share	—	—	—	—	17,500	—	140,175	—	140,175
Value assigned to extension of time to exercise 92,675 options	—	—	—	—	—	—	266,963	—	266,963
Debt discount for 150,000 warrants granted on 8% unsecured subordinated promissory notes	—	—	—	—	—	—	723,000	—	723,000
Stock Based Compensation Expense	—	—	—	—	—	—	155,176	—	155,176
Net loss for the year	—	—	—	—	—	—	—	(9,235,025)	(9,235,025)

Balances, September 30, 2005	—	$—	—	$—	24,290,840	$243	$62,789,526	$(52,848,032)	$9,941,737
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	304,375	3	885,937	—	885,940
Exercise of warrants	—	—	—	—	617,500	6	1,210,369	—	1,210,375
For stock and warrants at $1.95 per share net of offering costs of $592,700	—	—	—	—	4,870,512	49	8,904,749	—	8,904,798
Antidilution adjustment due to 2006 equity financing	—	—	—	—		—	504,756	(504,756)	—
Stock Based Compensation Expense	—	—	—	—	—	—	368,323	—	368,323
Net loss for the year	—	—	—	—	—	—	—	(7,707,799)	(7,707,799)

Balances September 30, 2006	—	$—	—	$—	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374
Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	—	—	—	—	—	2,101,000	(879,700)	1,221,300

Balances October 1, 2006 (as adjusted)	—	$—	—	$—	30,083,227	$301	$76,764,660	$(61,940,287)	$14,824,674
Issuance of common stock:
Upon exercise of stock options	—	—	—	—	10,000	—	42,600	—	42,600
Upon exercise of warrants	—	—	—	—	441,980	4	817,658	—	817,662
Stock-based compensation expense	—	—	—	—	—	—	1,491,874	—	1,491,874
Net loss for the period	—	—	—	—	—	—	—	(5,560,848)	(5,560,848)

Balances, September 30, 2007	—	$—	—	$—	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962

See accompanying notes to consolidated financial statements

A merican Technology Corporation

Consolidated Statements of Cash Flows

	Years ended September 30,
	2007	2006	2005
Increase (Decrease) in Cash Operating Activities:
Net loss	$(5,560,848)	$(7,707,799)	$(9,235,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479,200	463,198	444,566
Provision for doubtful accounts	(458,531)	573,484	102,492
Warranty provision	(76,749)	803,452	71,731
Inventory obsolescence	1,326,108	43,618	784,150
Loss on disposition of assets	659	1,298	23,064
Stock-based compensation	1,491,874	368,323	422,139
Write-off of abandoned patents	53,195	1,039	40,916
Amortization of debt discount	—	—	723,000
Unrealized gain on derivative revaluation	—	(624,700)	(1,233,259)
Warrant impairment expense	—	—	183,259
Changes in assets and liabilities:
Trade accounts receivable	1,470,852	(1,643,758)	(64,921)
Inventories	(679,175)	(2,693,851)	(1,932,502)
Prepaid expenses and other	(15,770)	(42,457)	(36,020)
Accounts payable	(1,132,385)	(81,326)	685,278
Warranty settlements	(546,166)	(247,271)	(154,667)
Accrued liabilities	(485,201)	(352)	373,877

Net cash used in operating activities	(4,132,937)	(10,787,102)	(8,801,922)

Investing Activities:
Purchase of equipment	(78,936)	(490,722)	(480,926)
Proceeds from the sale of patents	35,000	60,000	—
Proceeds from the sale of assets	1,500	4,875	—
Patent costs paid	(166,694)	(169,205)	(275,587)
Long-term deposits	—	(58,265)	—

Net cash used in investing activities	(209,130)	(653,317)	(756,513)

Financing Activities:
Proceeds from issuance of common stock	—	9,497,498	14,000,000
Offering costs paid	—	(592,700)	(828,176)
Payments on capital lease	—	(12,131)	(10,967)
Proceeds from issuance of unsecured promissory notes	—	—	2,000,000
Payments on unsecured promissory notes	—	—	(2,000,000)
Proceeds from exercise of common stock warrants	817,662	1,210,375	1,736,275
Proceeds from exercise of stock options	42,600	885,940	830,114

Net cash provided by financing activities	860,262	10,988,982	15,727,246

Net (decrease) increase in cash	(3,481,805)	(451,437)	6,168,811
Cash and cash equivalents, beginning of period	9,896,342	10,347,779	4,178,968

Cash and cash equivalents, end of period	$6,414,537	$9,896,342	$10,347,779

See accompanying notes to consolidated financial statements

A merican Technology Corporation

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

LIQUIDITY AND MANAGEMENT’S PLAN

The Company has incurred net losses and negative cash flow from operations for each of the last three fiscal years. The Company historically has financed its operations primarily through the sale of capital stock, exercise of stock options and warrants, sale of notes, and margins from product sales and licensing. The Company had working capital of $9,772,075 and cash on hand of $6,414,537 at September 30, 2007. Management has developed an operating plan for fiscal 2008 and believes the Company has adequate financial resources to execute the plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses based on the availability of resources. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

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

The Company’s cash is placed in quality money market accounts with major financial institutions. This investment policy limits the Company’s exposure to concentrations of credit risk. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts but is at risk for approximately $6.2 million as of September 30, 2007.

Concentration of credit risk to date has relied on a few major customers, although this concentration has been reduced from 2006 at 41% of revenues to 2007 at 28% of revenues due to a wider variety of customers and markets that comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral or other security to support customer receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents (e.g., bank statements) to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines delinquency on a case-by-case basis.

The Company reduced its allowance for doubtful accounts by $458,531 during the year ended September 30, 2007. The Company increased its allowance for doubtful accounts by approximately $400,000 as of September 30, 2006 due to a distributor in Europe that filed for bankruptcy. During the year ended September 30, 2007, this allowance was partially reduced by returned product and the balance was reduced by the write off of the accounts receivable balance.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2007, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company increased its inventory reserve to $1,337,822 at September 30, 2007 primarily to reserve for excess HSS components purchased based on a sales contract with a customer who experienced financial difficulty and has significantly reduced its purchase requirements.

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

INTANGIBLES

Patents and trademarks are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $88,196, $1,039, and $40,916 of previously capitalized patent costs during the years ended September 30, 2007, 2006 and 2005, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2007, the Company had no capital lease obligations.

LEGAL SETTLEMENTS

Liabilities relating to pending litigation are estimated, where the amount and range of loss can be reasonably determined. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the potential liability related to the pending litigation is assessed and estimates are revised. As of September 30, 2007 and 2006, the Company recorded accruals of $-0- and $53,750 for contingent liability associated with legal proceedings.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product sales (which includes associated engineering and installation), and (ii) contract and license fees.

Product sales are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services.

The Company provides research and development services and licenses its technology to third parties. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped and are recognized in the period when the ultimate customer accepts the product and collection is reasonably assured.

Deferred revenue balances of $286,482 and $351,658 at September 30, 2007 and 2006, respectively, represent amounts received or billed in connection with contract development and license agreements. During fiscal 2005, the Company entered into a technology license agreement and recorded $216,667, $216,667 and $54,167 of revenue for the years ended September 30, 2007, 2006 and 2005, respectively and $6,945 and $68,056 of deferred revenue at September 30, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue beginning in fiscal year ended September 30, 2007 and was reclassified for fiscal years ended September 30, 2006 and 2005 for comparison. Actual shipping and handling costs were $237,562, $205,708, and $166,582 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $9,186, $31,082, and $67,964 for the years ended September 2007, 2006 and 2005, respectively, for advertising costs.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

WARRANTY RESERVES

The Company warrants its products to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally a limited warranty. The Company currently provides direct warranty service. Some agreements with OEM customers from time to time may require that certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenue from product sales is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2006, the Company increased its reserve by $372,460 due to warranty claims associated with a custom HSS unit. All of these costs have now been incurred. Based on an analysis of the historical warranty rate on LRAD products in 2007, the Company reduced its warranty reserve on such products by $304,000. The warranty reserve at September 30, 2007 was $182,247, compared to $805,162 at September 30, 2006. See Note 9 for additional information regarding warranties.

INTEREST EXPENSE

Interest expense includes interest expense and non-cash amortization of debt discount.

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

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock” the Company previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value was recorded as a non-cash income or expense item. For the year ended September 30, 2006, the Company recorded $624,700 as an unrealized gain on derivative revaluation related to warrants and at September 30, 2006 had aggregate derivative liability for warrants of $1,221,300.

Effective in the first quarter of 2007, the Company elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”) which provides guidance on accounting for registration payment arrangements and related financial instruments. The Company recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 6). The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

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

MAJOR CUSTOMERS, SEGMENT AND RELATED INFORMATION

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

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted earnings loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. Stock options and warrants exercisable for 6,469,079, 5,661,500 and 5,648,463 shares of common stock were outstanding at September 30, 2007, 2006 and 2005, respectively. These securities were not included in the computation of diluted earnings (loss) per share because of the losses but could potentially dilute earnings (loss) per share in future periods.

Net loss available to common stockholders was increased during fiscal 2005 in computing net loss per share by imputed deemed dividends based on the value of warrants issued and the computed beneficial conversion amount of convertible preferred stock (see Note 6). Non-cash imputed deemed dividends were not included in the Company’s stockholders’ equity, due to the accumulated deficit, and was reflected as an increase and a related decrease to additional paid in capital. Amounts are included in net loss available to common stockholders. The imputed deemed dividends were not contractual obligations of the Company to pay such imputed dividends.

The provisions of each of the Company’s series of preferred stock also provided for a 6% per annum accretion in the conversion value (similar to a dividend). Such accretions were not included in stockholders’ equity due to the accumulated deficit and were reflected as an increase and a related decrease to additional paid in capital. These non-cash amounts also increased the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years Ended September 30,	2007	2006	2005
Net loss	$(5,560,848)	$(7,707,799)	$(9,235,025)
Imputed deemed dividends on Series D and E warrants issued with preferred stock	—	—	(592,137)
Imputed deemed dividends on Series D and E preferred stock	—	—	(1,146,917)
Accretion on preferred stock at 6% stated rate:
Series D preferred stock	—	—	(9,167)
Series E preferred stock	—	—	(48,205)

Net loss available to common stockholders	$(5,560,848)	$(7,707,799)	$(11,031,451)

STOCK-BASED COMPENSATION

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

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period.

SFAS 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123(R) for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended September 30, 2007.

The Company recorded non-cash stock-based compensation expense for employees and consultants of $1,491,874, $368,323 and $422,139 respectively, for the fiscal years ended September 30, 2007, 2006 and 2005. This included non-cash compensation expense of $3,537, $-0- and $266,963 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively, for the extension of time to exercise stock options for former employees relating to an aggregate of 32,084, -0- and 92,675 shares of common stock. This also included for the fiscal year ended September 30, 2005, $57,619 for option expense relating to options for 68,125 shares held by an officer of the Company, who transitioned from employee to consultant. The increase in expense in the fiscal year ended September 30, 2007 is due to the full year effect of options issued in the prior year, option grants issued to employees in lieu of salary increases, and large option grants issued to two key officers. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2007	2006	2005
Cost of revenue	$74,454	$36,741	$—
Selling, general and administrative	1,269,096	296,176	146,658
Research and development	148,324	35,406	275,481

Total	$1,491,874	$368,323	$422,139

COMMON STOCK ISSUED FOR SERVICES AND OTHER

The Company records the value of common stock issued for compensation expense, legal settlements and other non-cash transactions based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing stock price on the day prior to the date of issuance.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less, when purchased, to be cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements ” (“SFAS NO. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within the fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

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

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2007 statement presentation.

1. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

Years Ended September 30,	2007	2006
Finished goods	$1,664,914	$2,104,202
Work in process	—	49,287
Raw materials	3,475,655	2,307,905

	5,140,569	4,461,394
Reserve for obsolescence	(1,337,822)	(11,714)

Total, net	$3,802,747	$4,449,680

At September 30, 2007, $171,115 of raw materials was located at supplier locations. At September 30, 2006, no inventory was held at supplier locations.

The Company relies on one supplier for film for its HSS product and one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its HSS and LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence increase of $1,326,108 is primarily attributable to excess HSS components. This inventory was purchased based on a sales contract with a customer who experienced financial difficulty and has significantly reduced its purchase requirements. This change in estimate increased our net loss by $1,326,108 or $ 0.04 per share of common stock.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Years Ended September 30,	2007	2006
Machinery and equipment	$477,653	$461,419
Office furniture and equipment	912,248	903,130
Leasehold improvements	260,591	245,252

	1,650,492	1,609,801
Accumulated depreciation	(1,228,465)	(916,267)

Property and equipment, net	$422,027	$693,534

Included in office furniture and equipment for the years ended September 30, 2007 and 2006, respectively, were $497,049 and $490,148 for purchased software, which was amortized over three years. The unamortized portion of purchased software for the years ended September 30, 2007 and 2006 was $30,219 and $109,790, respectively.

Depreciation expense, excluding amortization of software, was $261,813, $216,682, and $192,347 for the years ended September 30, 2007, 2006 and 2005, respectively. Amortization of purchased software was $86,471, $121,204 and $111,999 for the years ended September 30, 2007, 2006 and 2005, respectively.

3. INTANGIBLES

Patents and trademarks consisted of the following at September 30, 2007 and 2006:

Years Ended September 30,	2007	2006
Cost	$1,974,805	$1,960,786
Accumulated amortization	(611,210)	(544,774)

Patents and trademarks, net	$1,363,595	$1,416,012

Aggregate amortization expense for the Company’s intangible assets was $130,916, $128,017 and $140,220 during the years ended September 30, 2007, 2006 and 2005, respectively. In addition to amortization, the Company wrote off $88,196, $1,039 and $40,916 of patent costs during the years ended September 30, 2007, 2006 and 2005, respectively.

Estimated Amortization Expense Years Ended September 30,
2008	$129,205
2009	$129,205
2010	$129,205
2011	$129,205
2012	$129,205
Thereafter	$717,570

4. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2007	2006	2005
Deferred (benefit)
Federal	$(1,907,000)	$(2,945,000)	$(3,782,000)
State	(336,000)	(242,000)	(667,000)

	(2,243,000)	(3,187,000)	(4,449,000)
Change in valuation allowance	2,243,000	3,187,000	4,449,000

	$—	$—	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2007	2006	2005
Income taxes (benefit) computed at the federal statutory rate	$(1,891,000)	$(2,621,000)	$(3,140,000)
Tax effect of change in valuation allowance	2,243,000	3,187,000	4,449,000
Nondeductible compensation, interest expense and other	41,000	(240,000)	15,000
State income taxes (benefit), net of federal tax benefit	(334,000)	(462,000)	(554,000)
Change in R&D credit carryover	(147,000)	136,000	(770,000)
State taxes—expired NOL	87,000	—	—
Other	1,000	—	—

	$—	$—	$—

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2007 and 2006 are as follows:

	At September 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$21,940,000	$20,400,000
Research and development credit	1,820,000	1,673,000
Stock-based compensation	847,000	253,000
Equipment	35,000	36,000
Patents	31,000	27,000
Accruals and other	603,000	991,000
Allowances	626,000	279,000

Gross deferred tax asset	25,902,000	23,659,000
Less valuation allowance	(25,902,000)	(23,659,000)

	$—	$—

The utilization of the net operating loss carry-forwards and research and development credits could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership. The amount of the limitation, if any, has not been determined at this time.

A valuation allowance has been recorded to offset the net deferred tax assets as realization of such assets has not met the threshold under SFAS 109, “Accounting for Income Taxes”.

At September 30, 2007, the Company, for federal income tax purposes, has net operating loss carry-forwards of approximately $58,487,000, which expire through 2028, of which certain amounts are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Included in the net operating loss carryforward are deductions from stock options that if recognized will be recorded as a credit to additional paid-in capital rather than through operations. Additionally, the Company has approximately $1,220,000 and $910,000 of federal and state research and development tax credits, respectively, at September 30, 2007, a portion of which begin to expire in 2017 and 2008. The R&D credit line for 2006 was adjusted to properly tax effect the state credit.

5. UNSECURED SUBORDINATED PROMISSORY NOTES AND RELATED PARTY TRANSACTIONS

In December 2004, the Company sold an aggregate of $2,000,000 of 8% unsecured subordinated promissory notes due December 31, 2006. In connection with an equity financing in July 2005, the notes were retired (see Note 6).

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

The Company is also obligated to pay its Chairman, Elwood G. Norris, a 2% royalty on net sales from certain of the Company’s technologies, of which only HSS is a current offering of the company. The royalty obligation continues for any period during which the Company sells products or licenses technologies subject to any patent assigned to the Company by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2007, 2006, or 2005, as Mr. Norris waived these royalties. The amounts of the royalties waived were $26,112, $47,819 and $15,672 for the years ended September 30, 2007, 2006 and 2005, respectively.

During fiscal 2006, the Company hired BrownThompson Executive Search to conduct the search that led to the Company’s appointment of an executive officer. Tom Brown, the Company’s current President and Chief Executive Officer, served as President of BrownThompson Executive Search at that time. In consideration for such services, BrownThompson was paid a search fee of $58,500. The fee was paid and the search agreement was terminated in March 2006 prior to Mr. Brown’s appointment to the Company’s board of directors and subsequent appointment as an executive officer.

6. CAPITAL STOCK

Summary

As described above, the Company elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the Company’s warrant derivative liability at the beginning of the first quarter of fiscal 2007, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of September 30, 2006, adjusted effective October 1, 2006, is as follows:

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

Common Stock

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

The Company may be required to pay liquidated damages to the purchasers a maximum of up to $140,000 per month, with no contractual maximum, should the registration statement not remain effective for the shares.

The Company believes this contingent obligation was substantially reduced in July 2007 when the shares became eligible to be sold under Rule 144(k), promulgated under the Securities Act of 1933, as amended, without registration. At the time of issuance, the Company determined these liquidated damages did not represent a reasonable difference between the value of registered and unregistered shares, that the events to deliver registered shares are not entirely controlled by the Company and that settling with unregistered shares is not an economically reasonable alternative. Accordingly, following the interpretive guidance in EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company allocated $2,896,000 of the offering proceeds as a deemed liability for the value of the warrants at the time of issuance. The aggregate liability at issuance was $2,896,000 using the following variables under the Black-Scholes option pricing model: volatility of 59%, term of each warrant, risk free interest rate of 3.53% and 3.95% and underlying stock price equal to fair market value at the time of issuance.

In accordance with EITF 00-19, the Company previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value was recorded as a non-cash income or expense item. For the year ended September 30, 2006 and September 30, 2005, the Company recorded $624,700 and $1,233,259 as an unrealized gain on derivative revaluation related to warrants and had aggregate derivative liability for warrants of $1,221,300 at September 30, 2006.

Effective in the first quarter of 2007, the Company elected early adoption of FASB Staff Position No. EITF 00-19-2 issued on December 21, 2006 (“FSP 00-19-2”) which provides guidance on accounting for registration payment arrangements and related financial instruments. The Company has recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000, representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit. The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

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

In connection with the August 2006 financing, the Company entered into a registration rights agreement with the purchasers of its stock and warrants, which provides, among other things, for liquidated damages if the Company were initially unable to register, or maintain the effective registration of, the securities. The maximum obligation, assuming all holders retain all their shares, would be $95,400 per month computed daily for any period a registration statement is not effective, subject to maximum liquidated damages of $1,899,500. Management concluded based upon an analysis of EITF 00-19 and related accounting literature that the common stock and related warrants should be recorded as permanent equity. The registration statement was declared effective by the SEC on September 25, 2006. The Company incurred liquidated damages of $7,835 for filing the registration statement five days after the contracted filing date.

As a result of the Company’s August 2006 equity financing, anti-dilution provisions contained in certain outstanding warrants previously issued and outstanding were triggered. The Company adjusted the price and number of underlying shares of warrants to purchase 1,934,322 shares resulting in an increase to 2,055,615 shares. One officer waived adjustment on warrants to purchase 125,000 shares. The Company determined the antidilution adjustments should be accounted for as deemed dividends analogous to the guidance provided by EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of 98-5 to Certain Convertible Instruments. The adjustment aggregated $504,756 and was recorded as charge to retained earnings (increase in retained deficit) and a corresponding credit to additional paid-in capital.

In March 2007, the Company issued 441,980 shares of common stock and obtained gross proceeds of $817,663 from the exercise of Series D warrants at an exercise price of $1.85 per share.

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

In accordance with the terms of Series D and E preferred stock, in January 2005, the Company gave notice of mandatory conversion and all remaining shares of preferred stock were converted to common stock. The conversion accelerated the accretion of the beneficial conversion discount and value of warrants issued with the preferred stock with $1,739,054 recorded as non-cash accretion in computing the net loss available to common stockholders for the fiscal year ended September 30, 2005.

No shares of preferred stock were outstanding at September 30, 2007 or 2006.

Stock Purchase Warrants

A summary of the status of outstanding purchase warrants outstanding as of September 30, 2005, 2006 and 2007 and the changes during the years then ended is presented below:

	Number	Weighted Average Purchase Price
Shares purchasable under outstanding warrants at September 30, 2004	2,352,802	$3.74
Stock purchase warrants issued	2,006,919	$7.23
Stock purchase warrants exercised	(432,068)	$4.13
Stock purchase warrants expired	(350,000)	$9.11

Shares purchasable under outstanding warrants at September 30, 2005	3,577,653	$5.11
Stock purchase warrants issued	1,948,204	$2.67
Stock purchase warrants exercised	(617,500)	$1.95
Stock purchase warrants adjusted	121,276	$5.44
Stock purchase warrants expired	(864,706)	$7.23

Shares purchasable under outstanding warrants at September 30, 2006	4,164,927	$3.65
Stock purchase warrants exercised	(441,980)	$1.85
Stock purchase warrants expired	(382,629)	$5.14

Shares purchasable under outstanding warrants at September 30, 2007	3,340,318	$3.72

At September 30, 2007, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price	Expiration Date
353,625	$3.25*	December 31, 2007
50,000	$3.63	April 8, 2008
838,489	$5.44(1)*	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
1,948,204	$2.67*	August 7, 2010

3,340,318

(1)	Exercise price reduced from $6.36 to $5.44 pursuant to an antidilution adjustment triggered by the August 2006 equity financing. The number of shares underlying the warrants was increased in inverse proportion from 717,213 to 838,489.
*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

7. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans

As of September 30, 2007, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The reserve under the 2005 Equity Plan will include any shares subject to options under the Company’s prior plans that expire or become unexercisable for any reason without having been exercised in full. As a result of the effectiveness of the 2005 Equity Plan, the 2002 Stock Option Plan (“2002 Plan”) is no longer available for new option grants.

The 2002 Plan reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants prior to that time. At September 30, 2007, there were options outstanding covering 403,061 shares of common stock under the 2002 Plan.

At the effective date of the 2005 Equity Plan, approximately 1,660,811 shares were subject to option under prior plans. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 5,062,501 shares. This includes an amendment during the three months ended June 30, 2007 to increase the number of shares by 1,750,000, as approved by the Board of Directors and stockholders. At September 30, 2007, there were options outstanding covering 2,693,700 shares of common stock under the 2005 Equity Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. During the fiscal years ended September 30, 2007 and 2006, there were no options granted to purchase shares of common stock. At September 30, 2007, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans.

Share-Based Compensation Information under SFAS No.123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

Under the provisions of SFAS No.123(R) the Company recorded $1,491,874 and $368,323 of stock compensation expense for the years ended September 30, 2007 and 2006, respectively. A total of $105,129 and $101,116 of this expense for each year, respectively, relates to prior year awards vesting after October 1, 2005. A total of $1,386,745 and $267,207 each year, respectively, relates to options granted after the adoption of SFAS No.123(R). The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2007 and 2006 was $3.79 per share and $2.18 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

	Year Ended September 30, 2007	Year Ended September 30, 2006
Volatility	71.0% – 74.0%	66.0% – 70.0%
Risk-free interest rate	4.06% – 4.75%	3.83% – 5.08%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 – 4.9	3.4 – 4.9

The dividend yield is assumed to be zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk free interest rates are based upon amounts published by the Federal Reserve Board. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options, and was compared with a Peer Group of other micro-cap electronics companies. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based upon past experience and employee retention data.

As the amount of share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No.123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimate of pre-vesting forfeitures were revised to 20% (previously 5%) in the fourth quarter of fiscal 2006. Under the provisions of SFAS No.123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of September 30, 2007, there was $3.9 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Pro Forma Information under SFAS 123 for the Period Prior to Fiscal 2006

Prior to adopting the provisions of SFAS No.123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the measurement date pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS 123. Any intrinsic value of options vesting before the adoption of SFAS No. 123(R) has been expensed over the stock option’s vesting period through the adoption date of SFAS No. 123(R).

For purposes of pro forma disclosures under SFAS 123 for the year ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the year ended September 30, 2005 was as follows:

Fiscal year ended September 30,	2005
Net loss available to common stockholders	$(11,031,451)
Plus: Stock-based employee compensation expense included in reported net loss	344,738
Less: Stock-based employee compensation expense determined using fair value based method for all awards	(1,266,292)

Pro forma net loss available to common stockholders	(11,953,005)

Net loss per common share—basic and diluted—pro forma	$(0.55)

Net loss per common share—basic and diluted—as reported	$(0.51)

The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent; expected volatility of 53 to 61 percent; risk-free interest rate of 1.83 to 6.72 percent; and expected lives of 2.21 to 5 years.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2007, 2006 and 2005, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2005:
Outstanding October 1, 2004	1,839,498	$4.68
Granted	847,500	$7.49
Canceled/expired	(378,576)	$6.21
Exercised	(237,612)	$3.49

Outstanding September 30, 2005	2,070,810	$5.68

Exercisable at September 30, 2005	1,026,690	$4.43

Weighted average fair value of options granted during the year		$2.74

Fiscal 2006:
Outstanding October 1, 2005	2,070,810	$5.68
Granted	1,342,700	$4.02
Canceled/expired	(1,612,562)	$5.75
Exercised	(304,375)	$2.91

Outstanding September 30, 2006	1,496,573	$4.67

Exercisable at September 30, 2006	642,693	$5.04

Weighted average fair value of options granted during the year		$2.18

Fiscal 2007:
Outstanding October 1, 2006	1,496,573	$4.67
Granted	2,162,000	$3.90
Canceled/expired	(519,812)	$4.97
Exercised	(10,000)	$4.26

Outstanding September 30, 2007	3,128,761	$4.10

Exercisable at September 30, 2007	1,499,619	$4.22

Weighted average fair value of options granted during the year		$2.05

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $693,201 and $317,247, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $3.80 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $7,400, $303,009 and $1,275,132, respectively. Cash received from the exercise of stock options for the year ended September 30, 2007 was $42,600. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the year ended September 30, 2007, due to the full valuation allowance on the Company’s deferred tax assets.

The following table summarizes information about stock options outstanding at September 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.60-$4.00	1,672,061	3.91	$3.39	758,403	$3.38
$4.01-$5.50	1,266,700	4.00	$4.52	621,592	$4.57
$5.51-$7.00	85,000	2.43	$6.06	53,437	$6.13
$7.01-$8.50	15,000	2.29	$8.14	9,937	$8.08
$8.51-$9.48	90,000	2.33	$9.08	56,250	$9.08

$2.60-$9.48	3,128,761	3.85	$4.10	1,499,619	$4.22

Employee Benefit—401K Plan

On January 1, 1998, the Company established a 401(k) plan covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2007, 2006 and 2005, the Company made matching contributions of $27,672, $39,326, and $41,793 respectively.

8. COMMITMENTS AND CONTINGENCIES

Facility Lease

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

Other Operating Leases

In addition to the facility lease, the Company has one automobile lease obligation that commenced in October 2006 replacing an expiring automobile lease. The Company also has two business equipment leases expiring in December 2008. These leases are reported as operating leases.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2007, 2006 and 2005 was $392,219, $393,645, and $368,219, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2008	$376,374
2009	$363,152
2010	$355,950
2011	$148,313
2012	$—

Employment Agreements

The Company entered into an employment agreement in September 2006 with Tom Brown, its president and chief executive officer that provides for severance benefits in the form of up to a maximum of six months salary and health benefit continuation if his employment is terminated without cause or he resigns for good reason. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Commission and Bonus Plans

The Company has established a sales commission plan, approved by the Compensation Committee of the Board of Directors, providing cash incentives to certain of the Company’s sales employees based on revenues recognized or amounts invoiced. The plan was revised in September 2006. The Company recorded $185,300, $248,938 and $315,822 of commission expense for the periods ended September 30, 2007, 2006 and 2005, respectively.

Some of the Company’s employees, in accordance with their terms of employment, may earn cash bonuses based on the overall financial performance of the Company. In fiscal 2007, 2006 and 2005, $-0-, $-0- and $170,456 of bonuses were paid or accrued for payment. The bonus plan was revised in September 2006 to provide for a bonus if the Company achieves certain targeted net income before taxes objectives.

Purchase Commitments

The Company had no purchase commitments for materials at September 30, 2007, compared to purchase commitments of $1,939,312 for the purchase of raw materials used in production at September 30, 2006. For the years ended September 30, 2007 and 2006 the Company incurred cancellation fees of $-0- and $65,000 relating to prior purchase commitments.

Litigation

In June 2006, the Company received a complaint from a former vice president for wrongful termination. In October, 2006, the Company entered into a release and settlement agreement and paid a total gross sum of $90,000, consisting of severance pay and non-wage damages, in consideration of a general release of claims.

In September 2003, the Company filed a complaint against eSoundIdeas, Inc., in the Superior Court of California, County of San Diego, alleging breach of contract and seeking a declaratory judgment to the effect that a License, Purchase and Marketing Agreement dated September 28, 2000 (the “ESI License Agreement”) with eSoundIdeas, a California partnership, was properly terminated in May 2003. In April 2005, the parties settled this matter and the Company paid $150,000, previously accrued, and issued 17,500 shares of common stock. The fair market value of the 17,500 shares of stock was $140,175 and was recorded in the quarter ended March 31, 2005 as a general and administrative expense. In addition, the Company was obligated to pay commissions to eSoundIdeas, Inc., equal to 1% of net sales from April 1, 2005 to September 28, 2007, on HSS products specifically targeted for use in North America in the point of sale/purchase, kiosk, display, event, trade show and exhibit markets, subject to maximum aggregate commissions of $500,000. The Company incurred commissions of $3,898, $10,597 and $-0- for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

At September 30, 2006, the Company accrued $53,750 as a contingent legal liability related to a settlement agreement with a former employee which was settled in November 2007. This amount was subsequently paid.

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

The Company is also obligated to pay an officer and director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation continues for any period during which the Company sells products or licenses technologies subject to any patent assigned to it by the officer/director. No royalties were paid under this agreement in the fiscal years ended September 30, 2007, 2006 and 2005, as the officer and director waived royalties. The amounts of the royalties waived were $26,112, $47,819 and $15,672 for the years ended September 30, 2007, 2006 and 2005, respectively. The Company may owe royalties in future periods based on actual sales or technology revenues.

Liquidated Damages

In connection with registration rights agreements entered into in connection with the sale of common stock in July 2005 and August 2006 (Note 6), the Company may be obligated to pay liquidated damages if it fails to maintain the effectiveness of the respective registration statements declared effective in September 2005 and September 2006. The maximum obligation under the July 2005 agreement, assuming all holders have retained all their shares, would be $140,000 per month computed daily for any period a registration statement is not effective. The Company believes any such obligation substantially decreased in July 2007 when the shares could be sold under Rule 144(k) without registration. The maximum obligation under the August 2006 agreement, assuming all holders retain all their shares, would be $95,400 per month computed daily for any period a registration statement is not effective, subject to maximum liquidated damages of $1,899,500. The liquidated damages will no longer be available beginning in August 2008 when the shares purchased in the financing may be sold under SEC Rule 144(k) without registration.

Guarantees and Indemnifications

We undertake indemnification obligations in the ordinary course of business related to our products and the issuance of securities. Under these arrangements, we may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. Our obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and we agreed to indemnify the customer against such claims. We are unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to our indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that we may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, our indemnification obligations could range from immaterial to having a material adverse impact on our financial position and our ability to continue in the ordinary course of business. We have no liabilities recorded for such indemnities.

Restructuring Costs

In September 2006, the Company released its chief financial officer, vice president commercial sales, vice president of marketing, vice president, general counsel and secretary, vice president of operations and three non-executive employees. The Company also closed its Maine sales office after having closed its Carson City, Nevada offices earlier in fiscal 2006. The costs associated with this restructuring consisted of termination costs of $324,633 included in selling, general and administrative expenses in the year ended September 30, 2006.

Internal Revenue Service Examination

The Company received notice on November 26, 2007 that the U.S. Internal Revenue Service has commenced a remote employment tax examination relating to certain stock option grants made by the Company during the years 2003 through 2006. The Company intends to comply fully with this examination. As of September 30, 2007, the Company has accrued approximately $190,000 based on its estimated liability for taxes, interest and penalties owed in connection with the stock option grants under review. In early December 2007, the Company filed amended payroll tax returns related to these stock options. The Company may be assessed additional amounts related to these matters as a result of the IRS examination. However, no accrual has been made as of September 30, 2007 for any such potential additional assessments as the Company does not believe that significant additional assessments are probable.

9. WARRANTY RESERVE

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2007	2006
Beginning balance	$805,162	$248,981
Warranty provision	(76,749)	803,452
Warranty settlements	(546,166)	(247,271)

Ending balance	$182,247	$805,162

Short-term warranty reserve	$182,247	803,162
Long-term warranty reserve	—	2,000

	$182,247	$805,162

The warranty reserve at September 30, 2007 was $182,247, compared to $805,162 as of September 30, 2006. In the fiscal year ended September 30, 2006, the Company increased its reserve for warranty claims by $372,460 for replacement costs associated with a custom unit designed for an OEM brand of HSS units. All costs associated with the replacement were incurred during the year ended September 30, 2007. During the quarter ended March 31, 2007, the Company also modified its estimate of warranty reserve for the LRAD products to reflect the costs associated with warranty replacements. The impact of the change in estimate was to decrease the reserve and increase gross profit by approximately $304,000. This change in estimated warranty reserve had no effect on the net loss per share of common stock.

10. MAJOR CUSTOMERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2007, revenues from two customers, accounted for 18% and 10% of total revenues, respectively. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2006, revenues from two customers accounted for 24% and 16% of total revenues with no other single customer accounting for more than 10% of total revenues. These two customers are related to each other. For the fiscal year ended September 30, 2005, revenues from one customer accounted for 69% of total revenues with no other single customer accounting for more than 10% of revenues.

At September 30, 2007, accounts receivable from three customers accounted for 15%, 15% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2006, accounts receivable from three customers accounted for 30%, 20% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

Segment and Related Information

During fiscal 2006, the Company’s operations were organized into two segments by the end-user markets they served. Late in fiscal 2006, in conjunction with executive management changes and a more diverse customer base, the sales force for all products and end-user markets was consolidated. Effective October 1, 2006, the former two business units were aggregated into one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The former business units are no longer separately managed and no longer considered separate business units. The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis and not by the end-user markets served. Accordingly, the Company reclassified its prior period financial results to conform to the current period presentation of one reportable segment.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2007	2006	2005
Revenues
United States	$5,672,965	$6,862,318	$9,878,422
Other	4,227,915	2,139,187	350,247

Total Revenues	$9,900,880	$9,001,505	$10,228,669

The following table summarizes revenues by product line.

Years Ended September 30,	2007	2006	2005
Revenues
HSS	$1,305,583	$2,390,960	$783,589
LRAD	7,700,138	5,620,500	8,822,366
Neoplanar	$765,161	$856,224	$408,259
Other	$129,998	$133,821	$214,455

Total Revenues	$9,900,880	$9,001,505	$10,228,669

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years Ended September 30,	2007	2006	2005
Cash paid for interest	$—	$833	$93,457
Cash paid for taxes	$11,031	$10,230	$11,076
Non-cash financing activities:
Warrants issued with stock offering	$—	$—	$2,896,000
Antidilution adjustments to warrants(1)	$—	$504,756	$—
Warrants issued for debt financing	$—	$—	$723,000
Common stock issued on conversion of Series D preferred stock	$—	$—	$581,666
Common stock issued on conversion of Series E preferred stock	$—	$—	$2,604,238
Common stock issued for legal settlement	$—	$—	$140,175

(1)	In connection with the Company’s adjustment to the terms of certain outstanding warrants in August 2006, the Company recorded deemed dividends of $504,756 that were recorded as charges to retained earnings (increase in retained deficit) with a corresponding credit to additional paid-in capital.

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

	Three Months Ended				Total
Fiscal year ended September 30, 2007	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Revenues	$3,904,205	$2,261,417	$2,152,571	$1,582,687	$9,900,880
Cost of revenues	1,947,913	1,154,012	1,154,336	2,252,594	6,508,855

Gross profit	1,956,292	1,107,405	998,235	(669,907)	3,392,025
Selling, general and administrative expenses	2,011,481	1,684,873	1,687,405	1,668,404	7,052,163
Research and development expenses	541,515	575,092	492,835	613,677	2,223,119

Loss from operations	(596,704)	(1,152,560)	(1,182,005)	(2,951,988)	(5,883,257)
Other income (expense)	82,919	119,651	35,038	84,801	322,409

Net loss available to common stockholders	$(513,785)	$(1,032,909)	$(1,146,967)	$(2,867,187)	$(5,560,848)

Net loss per share-basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.09)	$(0.18)

Average weighted number of common shares outstanding	30,089,640	30,142,426	30,535,207	30,535,207	30,326,050

	Three Months Ended				Total
Fiscal year ended September 30, 2006	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Revenues	$1,915,751	$1,472,665	$3,164,779	$2,448,310	$9,001,505
Cost of revenues	851,613	1,284,451	2,119,245	1,895,063	6,150,372

Gross profit	1,064,138	188,214	1,045,534	553,247	2,851,133
Selling, general and administrative expenses	2,374,241	1,995,896	2,151,051	3,016,400	9,537,588
Research and development expenses	565,993	502,217	459,904	381,720	1,909,834

Loss from operations	(1,876,096)	(2,309,899)	(1,565,421)	(2,844,873)	(8,596,289)
Other income (expense)	1,105,580	(320,392)	716,085	(612,783)	888,490

Net loss available to common stockholders	$(770,516)	$(2,630,291)	$(849,336)	$(3,457,656)	$(7,707,799)

Net loss per share-basic and diluted	$(0.03)	$(0.11)	$(0.03)	$(0.14)	(0.31)

Average weighted number of common shares outstanding	24,302,848	24,382,731	24,485,215	27,401,412	25,149,428

Unusual items reflected in the quarterly financial information in fiscal 2007 consisted of (a) an inventory obsolescence charge of $1,251,993 in the fourth fiscal quarter related to excess HSS components that were purchased based on a sales contract with a customer who later experienced financial difficulty and significantly reduced the requirements on their contract. (b) $425,647 for costs in the first quarter ended December 31, 2006 associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements, and (c) reduced warranty cost of $329,000 in the second fiscal quarter related to a change in estimate for the warranty reserve for the LRAD products based on historical experience.

Unusual items reflected in the quarterly financial information in fiscal 2006 included (a) an increase in warranty expense of $372,460 in the fourth quarter associated with a custom unit designed for an OEM brand of HSS units (b) $324,633 of restructuring costs related to closing offices and reduced management personnel in September 2006, (c) $534,027 increase in bad debt expense in the fourth fiscal quarter related to three large HSS customers experiencing financial difficulties and (d) unrealized gain on derivative revaluation was recorded in the first and third quarters of 2006 for $1,032,200 and $669,300, respectively, and unrealized loss on derivative revaluation was recorded in the second and fourth quarters of 2006 for $339,500 and $737,300, respectively.

S chedule II—Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2007	$687,027	$(151,072)	$307,459	$228,496
Year ended September 30, 2006	$125,000	$573,484	$11,457	$687,027
Year ended September 30, 2005	$25,000	$102,492	$2,492	$125,000

RESERVE FOR OBSOLESCENCE

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2007	$11,714	$1,326,108	$—	$1,337,822
Year ended September 30, 2006	$691,206	$43,618	$723,110	$11,714
Year ended September 30, 2005	$110,000	$784,150	$202,944	$691,206

WARRANTY RESERVE

Description	Balance at Beginning Of period	Charged to Cost and Expenses	Deductions	Balance At end of Period
Year ended September 30, 2007	$805,162	$(76,749)	$546,166	$182,247
Year ended September 30, 2006	$248,981	$803,452	$247,271	$805,162
Year ended September 30, 2005	$331,917	$71,731	$154,667	$248,981

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION
January 4, 2008

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President and Chief Executive Officer

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

Date: January 4, 2008	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board and Director

Date: January 4, 2008	By	/s/ THOMAS R. BROWN
Thomas R. Brown President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 4, 2008	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: January 4, 2008	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: January 4, 2008	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: January 4, 2008	By	/s/ DANIEL HUNTER
Daniel Hunter Director

S-1