Form 10-K/A
period 2007-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-01-28
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File Number 0-24248

AMERICAN TECHNOLOGY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15378 Avenue of Science, Suite 100 San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00001 par value per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the Nasdaq Stock Market on March 31, 2007, the last business day of the second fiscal quarter was $91,705,086* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2007. This calculation does not reflect a determination that such persons are affiliates for any other purpose

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,535,207 shares of common stock, par value $.00001 per share, as of January 22, 2008.

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part IV of the Annual Report on Form 10-K of American Technology Corporation (the “Company”), as filed by the Company on January 7, 2008 (the “Original Filing”), and is being filed solely to replace Part III, Item 10 through Item 14 and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. All of the information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Page
PART III
10. Directors, Executive Officers and Corporate Governance	1
11. Executive Compensation	3
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
13. Certain Relationships and Related Transactions, and Director Independence	13
14. Principal Accounting Fees and Services	13

PART IV
15. Exhibits, Financial Statement Schedules	14
Signatures	15
EX-31.1
EX-31.2

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The directors and executive officers, their ages, positions held and duration as director as of January 15, 2008, are as follows:

Name	Age	Position and Offices	Director Since
Elwood G. Norris	69	Chairman and Director	1980
Thomas R. Brown	57	President and Chief Executive Officer	2006
Laura M. Clague (1)	48	Director	2007
Daniel Hunter (2)	57	Director	2001
Raymond C. Smith (2)	64	Director	2006
Katherine H. McDermott	47	Chief Financial Officer
James Croft, III	54	Senior Vice President, Research and Development

(1)	Member of Audit Committee and Compensation Committee.

(2)	Member of Audit Committee, Compensation Committee and Nominating and Governance Committee.

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he or she was or is to be selected as a director, executive officer or nominee. We have, however, entered into employment agreements with our Chairman and certain of our named executive officers described in Part III, Item 11 below under the subheading “Employment Agreements.”

Biographical Information

The following information sets forth the names of, and certain information with respect to, each of our directors and executive officers.

Elwood G. Norris, age 69, has been a director since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position, in which he serves in a technical advisory role to our company and acts as a spokesman for our products. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in the development of microprocessor technology and in patent licensing. He is an inventor with 47 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Thomas R. Brown, age 57, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University in 1973. Mr. Brown is also a certified public accountant.

Laura M. Clague, age 48, has been a director since February 2007. Ms. Clague is the executive director and corporate controller of Amylin Pharmaceuticals, Inc., a biopharmaceutical company, where she has served since 2003. From 1988 to 1999, Ms. Clague was the director of finance and accounting operations, controller and accounting manager at Sony Electronics, Inc. From 1985 to 1988, Ms. Clague served as internal audit supervisor at Cubic Corporation. From 1982 to 1985, Ms. Clague held various audit positions at KPMG, the last of which was audit supervisor. Ms. Clague is a certified public accountant, and has a B.S. in Business Administration from Menlo College.

Daniel Hunter, age 57, has been a director since May 2001. Mr. Hunter has been a licensed certified public accountant for the past thirty-two years. He obtained his accounting degree from the University of Utah in 1973. For the past twenty-seven years, Mr. Hunter has operated his own law offices specializing in business and tax law. He obtained his J.D. from the University of Seattle in 1978.

Raymond C. Smith, age 64, has been a director since March 2006. Admiral Smith served 31 years in the U.S. Navy SEALS until his retirement in 2001. He held various leadership positions, most recently Director of Assessment of the Office of the Chief of Naval Operations, where he directed capability assessment for the U.S. Navy. During his service with the Navy SEALS, Admiral Smith held positions based in San Diego, California, Tampa, Florida and Newport, Rhode Island. From 2001 to 2002, Admiral Smith was Chief Operating Officer of Cathedral of Our Lady of Angels in Los Angeles, where he supervised all business activities within the Cathedral complex. From 2003 to 2005, Admiral Smith was President of Seraphim Realty Foundation, a Los Angeles charitable organization dedicated to assisting charities with donated real estate as a means of increasing their endowments. Admiral Smith is a director of EP Global Communications, Inc. (OTCBB: EPGL), publisher of Exceptional Parent magazine and provider of other services for families of people with disabilities and special health care needs. Admiral Smith obtained a B.S. in Engineering from the U.S. Naval Academy in 1967 and an M.S. in Oceanography from the Naval Postgraduate School in 1974.

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

James Croft, III, age 54, joined us in October 1997 as Vice President of Engineering. In December 2000, he was appointed Chief Technology Officer. Mr. Croft was appointed Senior Vice President of Research and Development in March 2003. In August 2005, he was appointed as Chief Technology Officer and Vice President of Development. From October 1992 to October 1997 he was an executive with Carver Corporation, then a publicly traded high-end audio supplier. He was appointed Vice President of Marketing and Product Development for Carver Corporation in March 1993 and Vice President Research and Development in February 1995. From 1990 through October 1992 Mr. Croft held various positions at Dahlquist, Inc., a loudspeaker manufacturer, including Vice President of Research and Development. Mr. Croft is also a member of the board of directors of Definitive Audio, Inc., a Seattle audio specialty retailer that he co-founded in 1975 and managed until 1985. Mr. Croft is an inventor with 30 U.S. patents, primarily in the field of electro-acoustics.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2007, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except that a Form 4 reporting the grant of options to Ms. McDermott that was required to be filed on September 11, 2007 was filed on September 13, 2007.

Code of Business Conduct and Ethics

We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.atcsd.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Ms. Clague (Chair), Mr. Hunter and Admiral Smith. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A) of the NASDAQ listing standards). The Board of Directors has determined that Ms. Clague and Mr. Hunter each qualify as an “audit committee financial expert,” as defined under applicable SEC and NASDAQ rules. In making such determinations, the Board of Directors made a qualitative assessment of Ms. Clague’s and Mr. Hunter’s level of knowledge and experience based on a number of factors, including each individual’s formal education and experience.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation and benefits programs are designed to attract and retain executive officers and key employees necessary to support its business plans and to create and sustain a competitive advantage in the market segment in which it competes. We intend to be competitive with other similarly situated companies in our industry to permit us to attract and retain individuals with the skills necessary to execute our business plan.

In structuring its compensation program for executive officers, including the named executive officers who appear in the compensation tables following this Compensation Discussion and Analysis, our fundamental objectives are to:

•	Attract and retain talented executive officers who can contribute to the achievement of our goals, most notably, the increase in stockholder value;

•	Align the interests of our executive officers with our near, medium and long-term goals and those of our stockholders, employees and other stakeholders;

•	Focus executive officers on achievement of our goals in a manner that fosters team performance and team focus;

•	Reward superior performance by our company as a whole, and to a lesser extent superior individual performance; and

•	Accomplish these objectives effectively while managing the total cost of the compensation plan.

Our compensation program includes cash compensation, which it views as a short-term incentive, and equity compensation, which it believes provides incentives over a longer term. Cash compensation for executive officers consists of a base salary commensurate with the individual executive officer’s experience and potential contribution to our overall performance and an annual incentive bonus based on our attainment of certain performance goals as a company. Our equity compensation awards are designed to reward executive officers for the financial and operating performance of the company as a whole, as well as the executive’s individual contributions to our overall success.

Determination of Compensation Awards

Our executive compensation program is designed and implemented primarily by the Compensation Committee with input from a number of sources, including the full Board of Directors, our President and Chief Executive Officer and such additional compensation information as the Compensation Committee deems appropriate. The Compensation Committee does not delegate, to management or any other parties, its duties to review our executive compensation program, which it reviews annually.

In determining compensation for our executive officers, the Compensation Committee annually reviews information which it deems relevant. The Compensation Committee also evaluates our performance and generally determines whether the compensation elements and levels that it provides to its executive officers are appropriate relative to their counterparts, in light of each executive officer’s individual contribution to our overall performance. The Compensation Committee does not believe that it is appropriate to establish compensation levels based on compensation provided by other companies. Instead, the Compensation Committee relies upon its judgment in making compensation decisions after carefully evaluating each executive officer’s individual performance and our performance during the year.

The Compensation Committee directly determines the compensation package provided to our Chief Executive Officer based on the Chief Executive Officer’s individual performance and the performance of our company as a whole, receiving input as it deems appropriate. In addition to being reviewed and approved by the Compensation Committee, the compensation package for our Chief Executive Officer is reviewed and approved by the full Board of Directors, other than the Chief Executive Officer. For named executive officers other than the Chief Executive Officer, as well as for our other executive officers, the Chief Executive Officer makes recommendations for each individual’s compensation package to the Compensation Committee. In making these recommendations, the Chief Executive Officer considers the individual’s performance, performance of the company as a whole and the individual’s contribution to our performance. The Compensation Committee discusses these recommendations with the Chief Executive Officer. The Compensation Committee further reviews and discusses these recommendations in executive session without any members of management present.

Elements of Executive Compensation

We seek to achieve the objectives of the executive compensation program through a mix of cash and equity compensation, plus appropriate health, welfare and other benefits. The specific elements of executive compensation are described below:

Base Salary. Base salary for executive officers, including the Chief Executive Officer, is determined on the date of hire, and evaluated annually thereafter or on any material change of duties, responsibilities or position. In determining base salary for executive officers, the Compensation Committee considers individual and company performance, potential of the executive officer to contribute to our long-term success, scope of responsibilities, experience and competitive salary practices.

Annual Cash Bonuses. For fiscal year 2008, we have established an executive officer and employee incentive plan designed to motivate its employees to achieve our financial objectives and to reward them for their achievements when those objectives are met. Under the incentive plan, target bonus amounts vary based on a percentage of the participant’s base salary, and the amount of bonus actually paid to a participant will be based on the achievement of positive income from operations (including the cost of the incentive plan). All of our employees, including executive officers, are entitled to participate in the incentive plan. The target bonuses under the plan are 50% of base salary for executive officers and sales personnel, 25% of base salary for managers and 10% of base salary for all other employees. Employees are entitled to a bonus of two times the target bonus in the event income from operations exceeds $1 million for fiscal year 2008, including the cost of the incentive plan. We had a similar incentive plan in place for fiscal 2007, but we did not achieve our financial objectives under the plan in fiscal 2007 and no bonuses were awarded.

Long-Term Incentive Compensation. Long-term incentive compensation generally includes awards granted under our stock option plans. The objective of equity compensation awards is to align executive officers’ interests with the longer term interests of stockholders. These awards, which are at risk and dependent on the creation of incremental stockholder value over several years, represent a portion of the total compensation opportunity provided for the executive officers. Award sizes are based on level of responsibility, the individual’s potential to make significant contributions to the company, individual performance and award levels at other similar companies.

Other Benefits Programs. Our executive compensation program also includes what we believes to be competitive benefits plans and programs, including a 401(k) savings plan and health and welfare benefits, such as medical, dental, vision care and life insurance benefits. In addition, from time to time, we provide executive officers with perquisites and other personal benefits that it and the Compensation Committee believe are reasonable and consistent with its overall compensation philosophy. The Compensation Committee periodically reviews the types and levels of perquisites that are provided to executive officers. Mr. Norris is also provided an automobile, on which we make the lease payments.

Severance Benefits. Upon termination of employment, Messrs. Brown and Croft are entitled to receive severance payments under their employment agreements with us. The Compensation Committee reviews and determines the severance benefits provided to executive officers in connection with reviewing employment agreements and offer letters. Information regarding the severance benefits to which Mr. Brown is entitled is provided under the heading “Potential Payments Upon Termination or Change-in-Control” below.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, a public company is generally denied deductions for compensation paid to the chief executive officer and the next four most highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the taxable year. Our executive compensation programs are designed to preserve the deductibility of compensation payable to executive officers, although deductibility will be only one among a number of factors considered in determining appropriate levels or types of compensation.

2007 Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer, Chief Financial Officer and each of our two other most highly compensated executive officers for the fiscal year ended September 30, 2007 (representing all of our executive officers serving at that date who earned over $100,000 in salary and bonus for the fiscal year ending on that date), and one additional individual that served as an executive officer during the fiscal year ended September 30, 2007 but was no longer serving at September 30, 2007. We refer to each of such persons as a “named executive officer.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(1)	All Other Compensation		Total
Elwood G. Norris Chairman	2007	$215,130	—	$262,882	$12,983	(4)	$490,995
Thomas R. Brown President and Chief Executive Officer	2007	$250,000	—	$376,451	—		$626,451
Katherine H. McDermott(2) Chief Financial Officer	2007	$38,942	—	$4,407	—		$43,349
James Croft, III Senior Vice President, Research and Development	2007	$177,625	—	$16,038	—		$193,663
Karen Jordan(3) Former Chief Accounting Officer	2007	$107,590	—	$45,825	—		$153,415

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 7, 2008.

(2)	Ms. McDermott was appointed Controller/Chief Accounting Officer in June 2007. The salary amount represents salary actually earned by Ms. McDermott during fiscal year 2007, based on an annual salary of $140,000 from June 25, 2007 through September 9, 2007, and an annual salary of $160,000 beginning on September 10, 2007 when she was promoted to Chief Financial Officer.

(3)	Ms. Jordan resigned effective June 29, 2007.

(4)	Mr. Norris is provided with a leased vehicle for his personal use.

Fiscal 2007 Grant of Plan-Based Awards

The following table contains information regarding options granted during the fiscal year ended September 30, 2007 to the named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Option Awards(1)
Elwood G. Norris	2/16/07	—	150,000	$4.81	$330,087
	5/9/07	—	500,000	3.58	817,146
Thomas R. Brown	2/16/07	—	250,000	4.37	576,816
	5/9/07	—	500,000	3.25	857,144
Katherine H. McDermott	8/6/07	—	50,000	3.43	104,962
	9/10/07	—	50,000	3.16	82,501
James Croft, III	2/16/07	—	25,000	4.37	57,682
Karen Jordan	2/16/07	—	50,000	4.37	115,363

(1)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under SFAS 123R.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Arrangements

We have entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table.

Mr. Elwood G. Norris—Effective September 1, 1997, we entered into a three year employment contract with Mr. Norris for his services as Chief Technology Officer. The three-year term expired on August 31, 2000, but the agreement remains in effect until one party gives thirty days advance notice of termination to the other. Mr. Norris now serves as Chairman under the term of this agreement. The agreement, as amended by the Compensation Committee, provides for a base salary of $16,667 per month. The agreement provides that Mr. Norris will participate in bonus, benefit and other incentives at the discretion of the Board of Directors. Mr. Norris has agreed not to disclose trade secrets and has agreed to assign certain inventions to us during employment. We also provide Mr. Norris with an automobile, the lease payments for which are currently $720 per month. We are also obligated to pay Mr. Norris certain royalties. See Item 13, “Transactions with Related Persons” below.

Mr. Thomas R. Brown—Effective August 23, 2006, we entered into a letter agreement with Mr. Brown pursuant to which he was appointed as our President and Chief Executive Officer commencing September 5, 2006. Mr. Brown was also appointed as Interim Chief Financial Officer from September 19, 2006, a position he held until September 10, 2007. The terms of Mr. Brown’s employment did not change in connection with his appointment as Interim Chief Financial Officer. Mr. Brown was a Director and a member of the Audit and Compensation Committees from March 24, 2006 until he resigned in connection with entering into the letter agreement to facilitate our compliance with NASDAQ corporate governance requirements. He was reappointed to the Board of Directors on September 22, 2006. The letter agreement provides for a base salary of $250,000 per year. In connection with his employment, Mr. Brown received a non-statutory stock option to purchase 200,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $3.33 per share, the closing price of our common stock on the start date as reported on the NASDAQ Capital Market. Mr. Brown is eligible for an annual bonus with respect to fiscal years beginning with fiscal 2007 as recommended by the Compensation Committee and approved by the Board of Directors. The bonus is based in part on his achievement of detailed annual goals that are established by the Compensation Committee. Mr. Brown did not receive a bonus for fiscal 2007. Mr. Brown’s bonus for fiscal 2008 will be based upon the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” In the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. He will also be entitled to continuation of his company-provided health and dental benefits for the same period.

Ms. Katherine H. McDermott—On September 10, 2007, our Board of Directors approved the appointment of Ms. McDermott as our Chief Financial Officer. Ms. McDermott served as our Chief Accounting Officer and Controller from June 25, 2007 until her appointment as Chief Financial Officer. Ms. McDermott is employed pursuant to the terms of an employment agreement dated June 21, 2007. As Chief Financial Officer, Ms. McDermott receives an annual salary of $160,000 and participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. In connection with her employment, Ms. McDermott received a non-statutory stock option to purchase 50,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $3.43 per share, the closing price of our common stock on the date of grant as reported on the NASDAQ Capital Market. In connection with her promotion to Chief Financial Officer, Ms. McDermott received an additional non-statutory stock option to purchase 50,000 shares of common stock under our 2005 Equity Incentive Plan with an exercise price of $3.16 per share, the closing price of our common stock on the date of board approval of her promotion as reported on the NASDAQ Capital Market. Ms. McDermott’s employment is not for a specified period or term of employment and is terminable at-will by us or by Ms. McDermott for any reason, with or without notice.

Mr. James Croft, III—On August 17, 2005, our Board of Directors approved the appointment of Mr. Croft as our Chief Technology Officer and Vice President of Advanced Development. Mr. Croft has served as our Vice President of Research and Development since February 28, 2000, and, prior to that, as our Vice President of Engineering from September 15, 1997. Mr. Croft is employed pursuant to the terms of an employment agreement dated February 28, 2000, which terms have been orally modified. Under the terms as modified, Mr. Croft’s annual salary is $165,000, and he participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. We presently exclusively license two pre-employment inventions from Mr. Croft through March 2008. We are not currently marketing products using these inventions, and we are not currently paying royalties to Mr. Croft for these inventions. We plan to negotiate further revisions to our agreement with Mr. Croft, including our right to continue the license beyond March 2008. The initial term of the employment agreement dated February 28, 2000 has expired, and as a result, either we or Mr. Croft may terminate his employment for any reason upon thirty days advance notice.

Ms. Karen Jordan—On December 16, 2005, our Board of Directors approved the appointment of Ms. Jordan as our Chief Accounting Officer. Ms. Jordan entered into a letter agreement with our company dated October 26, 2005, and joined us in November 2005, as director of finance. Ms Jordan’s employment was not for a specified period or term of employment and was terminable at-will by us or by Ms. Jordan for any reason, with or without notice. On June 25, 2007, Ms. Jordan resigned effective June 29, 2007. Ms. Jordan’s annual salary at the time of resignation was $140,000, and she was entitled to participate in bonus, benefit and other incentives at the discretion of the Compensation Committee.

Executive Officer and Employee Incentive Plan

On December 19, 2007, the Compensation Committee of our Board of Directors recommended, and the Board of Directors approved, an incentive bonus plan for fiscal year 2008 designed to motivate our employees to achieve our financial objectives and to reward them for their achievements when our objectives are met. Under the incentive plan, target bonus amounts vary based on a percentage of the participant’s base salary, and the amount of bonus actually paid to a participant will be based on our achievement of positive income from operations (including the cost of the incentive plan).

All of our employees, including executive officers, are entitled to participate in the incentive plan. The target bonuses under the plan are 50% of base salary for executive officers and sales personnel, 25% of base salary for managers and 10% of base salary for all other employees. Employees are entitled to a bonus of two times the target bonus in the event income from operations exceeds $1 million for fiscal year 2008, including the cost of the incentive plan.

2007 Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options for each named executive officer outstanding as of September, 2007.

Name	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Elwood G. Norris	75,000	75,000	(1)	—	$4.81	2/16/2012
	208,333	291,667	(2)	—	3.58	5/9/2012
	53,516	—		—	3.30	5/9/2008
	46,484	—		—	3.63	5/9/2008
	31,250	68,750	(5)	—	4.29	5/3/2011
	43,750	26,250	(6)	—	8.96	1/27/2010
Thomas R. Brown	125,000	125,000	(1)	—	4.37	2/16/2012
	208,333	291,667	(2)	—	3.25	5/9/2012
	50,000	150,000	(7)	—	3.33	9/5/2011
	18,750	31,250	(8)		3.65	3/24/2011
Katherine H. McDermott	—	50,000	(3)	—	3.43	8/6/2012
	16,666	33,334	(4)	—	3.16	9/10/2012
James Croft, III	12,500	12,500	(1)	—	4.37	2/16/2012
	51,000	—		—	3.18	1/27/2008
	40,000	—		—	3.30	5/9/2008
	6,875	3,125	(9)	—	6.70	11/16/2009
Karen Jordan	—	—		—	—	—

(1)	The option vests as to 1/3 of the shares on the date of grant of February 16, 2007 and 1/12 quarterly thereafter until fully vested.

(2)	The option vests as to 1/3 of the shares on the date of grant of May 9, 2007 and 1/12 quarterly thereafter until fully vested.

(3)	The option vests as to 1/4 on the first anniversary of the date of grant of August 6, 2007 and 1/16 per quarter thereafter until fully vested.

(4)	The option vests as to 1/3 of the shares on the date of grant of September 10, 2007 and 1/12 quarterly thereafter until fully vested.

(5)	The option vests as to 1/4 on the first anniversary of the date of grant of May 3, 2006 and 1/16 per quarter thereafter until fully vested.

(6)	The option was granted on January 27, 2005 and vests as to 1/16 of the shares per quarter over four years.

(7)	The option vests as to 1/4 on the first anniversary of the date of grant of September 5, 2006 and 1/16 per quarter thereafter until fully vested.

(8)	The option vests as to 1/4 on the first anniversary of the date of grant of March 24, 2006 and 1/16 per quarter thereafter until fully vested.

(9)	The option vests as to 1/4 on the first anniversary of the date of grant of November 16, 2004 and 1/16 per quarter thereafter until fully vested.

2007 Option Exercises

There were no options exercised by any named executive officer during the fiscal year ended September 30, 2007. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2007, we did not adjust or amend the exercise price of stock options awarded to the named executive officers, except that the exercise price of an option to purchase 100,000 shares of our common stock granted to Mr. Norris on May 3, 2006 was increased from $3.90 per share to $4.29 per share to comply with the terms of the 2005 Equity Incentive Plan under which it was granted. We have no defined benefit or actuarial plans covering any named executive officer.

Potential Payments Upon Termination or Change-in-Control

We have entered into a letter agreement with Thomas R. Brown pursuant to which he was appointed as our President and Chief Executive Officer commencing September 5, 2006. Under the agreement, in the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. Mr. Brown’s current annual salary is $250,000. As such, in the event we are required to make severance payments to him, he would be entitled to $20,833 for each two months of service, up to an aggregate of $125,000. He will also be entitled to continuation of his company-provided health and dental benefits for the same period of time.

Compensation of Directors

The following table shows all the fees earned or cash paid during the fiscal year ended September 30, 2007 to our non-employee directors, including to non-employee directors who resigned during the fiscal year. No option and restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended September 30, 2007.

Director Compensation Fiscal Year 2007

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
David J. Carter(2)	$9,000	$5,780	—	$14,780
Laura M. Clague(3)	8,000	14,024	—	22,024
Daniel Hunter	17,000	38,807	—	55,807
Raymond C. Smith	17,000	46,835	—	63,835

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 7, 2008.

(2)	Mr. Carter resigned from the Board of Directors in February 2007.

(3)	Ms. Clague joined the Board of Directors in February 2007.

In June 2005, upon recommendation of the Compensation Committee, our Board of Directors approved a director compensation plan. Under the plan, each of our non-employee directors was paid a fee of $1,000 per month, payable quarterly in arrears. No additional amounts were payable for committee participation. In December 2007, upon recommendation of the Compensation Committee, our Board of Directors approved an amendment to the director compensation plan. Under the amended plan, each of our non-employee directors will be paid a fee of $5,000 quarterly in arrears.

The Compensation Committee awarded options to Admiral Smith, Mr. Brown and Ms. Clague upon joining the Board of Directors as non-employee directors in March 2006, March 2006 and February 2007, respectively. Each option was granted under our 2005 Equity Incentive Plan, is exercisable for 50,000 shares of our common stock, has an exercise price equal to the closing price of our common stock reported on the date of grant, has a five-year term and vests quarterly over four years, subject to continued service and other conditions. The exercise price for Admiral Smith’s option is $3.32 per share, for Mr. Brown’s option is $3.65 per share, and for Ms. Clague’s option is $4.42 per share.

In February 2007, the Compensation Committee recommended to the Board, and the Board approved, one-time awards of $5,000 to be made to Mr. Hunter, Admiral Smith and David J. Carter in recognition of their service during management changes and the voluntary review of our historical stock option and stock grants.

In February 2007, the Compensation Committee awarded to incumbent directors Mr. Hunter and Admiral Smith non-statutory options under our 2005 Equity Incentive Plan exercisable for 54,000 shares of our common stock, with an exercise price equal to the closing price of our common stock on the date of grant (which was $4.37). Such options were vested as to one third of the shares upon grant, and one-twelfth quarterly thereafter until fully vested, subject to continuing service to our company.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Daniel Hunter (Chair)

Raymond C. Smith

Laura M. Clague

*	The material in this report is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made on, before, or after the date of this Proxy Statement and irrespective of any general incorporation language in such filing.

Compensation Committee Interlocks and Insider Participation

Mr. Hunter, David J. Carter, Admiral Smith and Ms. Clague served on the Compensation Committee during fiscal 2007. At the beginning of fiscal 2007, Mr. Hunter, Admiral Smith and Mr. Carter were members of the Compensation Committee, and Mr. Hunter served as Chair. Mr. Carter resigned from the Board of Directors and all standing committees in February 2007, and Ms. Clague was appointed to the Compensation Committee to fill the vacancy created by his resignation. The Compensation Committee currently consists of Mr. Hunter (Chair), Admiral Smith and Ms. Clague.

None of the members of our Compensation Committee during the fiscal year ended September 30, 2007 are or were formerly officers or employees of our company. No executive officer of our company (1) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (2) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (3) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of January 15, 2008 by: (i) each director; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Elwood G. Norris 15378 Avenue of Science, Ste 100 San Diego, California 92128	4,460,931	(2)	14.3%
Common Stock	Thomas R. Brown 15378 Avenue of Science, Ste 100 San Diego, California 92128	567,608	(3)	1.8%
Common Stock	Austin W. Marxe and David M. Greenhouse 527 Madison Avenue, Suite 2600 New York, New York 10022	4,825,920	(4)	15.8%
Common Stock	Laura M. Clague 15378 Avenue of Science, Ste 100 San Diego, California 92128	12,500	(5)	*
Common Stock	Daniel Hunter 15378 Avenue of Science, Ste 100 San Diego, California 92128	135,250	(6)	*
Common Stock	Raymond C. Smith 15378 Avenue of Science, Ste 100 San Diego, California 92128	61,000	(5)	*
Common Stock	James Croft, III 15378 Avenue of Science, Ste 100 San Diego, California 92128	68,842	(7)	*
Common Stock	Katherine H. McDermott 15378 Avenue of Science, Ste 100 San Diego, California 92128	25,000	(5)	*
Common Stock	Karen Jordan 15378 Avenue of Science, Ste 100 San Diego, California 92128	0	(8)	*
Common Stock	All directors and executive officers as a group (7 persons)	5,339,826	(9)	16.7%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 30,535,507 shares of common stock outstanding on January 15, 2008. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)	Includes 3,835,515 shares held by a family trust for which Mr. Norris serves as trustee, 37,500 shares issuable upon exercise of a warrant held by such trust, and 587,916 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2008.

(3)	Includes 555,208 issuable upon exercise of outstanding stock options within 60 days of January 15, 2008.

(4)	Beneficial joint ownership by Mr. Marxe and Mr. Greenhouse is based solely on information as of December 31, 2006 as set forth in Schedule 13G/A filed on February 14, 2007. Consists of 3,586,163 shares and 1,179,117 warrants to purchase 1,239,757 shares held by the following entities: 1,574,806 shares and 537,319 warrants to purchase 565,196 shares owned by Special Situations Fund III QP, L.P., 137,082 shares and 46,872 warrants to purchase 49,315 shares owned by Special Situations Fund III, L.P., 550,640 shares and 177,871 warrants to purchase 190,605 shares owned by Special Situations Private Equity Fund, L.P., 183,435 shares and 57,729 warrants to purchase 60,155 shares owned by Special Situations Technology Fund, L.P., and 1,140,200 shares and 359,326 warrants to purchase 374,486 shares owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited Partnership, or MGP, is the general partner of the Special Situations Fund III, L.P. and the Special Situations Fund III QP, L.P. and AWM Investment Company, Inc., or AWM, is the general partner of MGP. SST Advisers, L.L.C., or SSTA, is the general partner of the Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. MG Advisers, L.L.C., or MG, is the general partner of the Special Situations Private Equity Fund, L.P. AWM is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG, and are principally responsible for the selection, acquisition, voting and disposition of the portfolio securities by each investment adviser on behalf of its fund. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders.

(5)	Consists of shares issuable upon exercise of outstanding stock options within 60 days of January 15, 2008.

(6)	Includes 44,500 shares held by spouse, 6,000 shares held by Profit Sharing Trust and 67,250 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2008.

(7)	Includes 64,792 shares issuable upon the exercise of outstanding stock options within 60 days of January 15, 2008.

(8)	We have no information on ownership by this former executive officer.

(9)	Includes 1,373,666 shares issuable upon exercise of outstanding stock options within 60 days of January 15, 2008 and 37,500 shares issuable upon exercise of warrants.

Equity Compensation Plan Information

At September 30, 2007, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2005 Equity Incentive Plan and the 2002 Stock Option Plan. These plans have been approved by our stockholders. The reserve under the 2005 Equity Incentive Plan includes any prior plans that expire or become unexercisable. In addition, from time to time we issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table sets forth information as of September 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,096,761		$4.05	1,541,902
Equity compensation plans not approved by security holders	82,000	(1)	$5.75	—
Total	3,178,761		$4.10	1,541,902

(1)	Includes (i) 32,000 shares of common stock subject to inducement stock options granted to certain non-executive officer employees from time to time, which options have a weighted-average exercise price of $9.08 per share, a five year term and generally vest 25% on the first anniversary of the grant date and then 1/16 each quarter thereafter, subject to continued service and other conditions, and (ii) 50,000 shares subject to a warrant granted on February 28, 2003, to a financial advisor for consulting services rendered with an exercise price of $3.63 and an expiration date of April 4, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

Except as set forth below, during the fiscal year ended September 30, 2007 there were no (and there are no currently proposed) transactions in which the amount involved exceeded $120,000 to which we were (or are to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

Under the terms of an Assignment of Technology Agreement dated March 2, 1993 and an Addendum Agreement dated December 2, 1996, we are obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering. The royalty obligation continues until at least March 1, 2007, and for any longer period during which we sell products or license technologies subject to any patent assigned to us by Mr. Norris. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2007, 2006 or 2005, as these royalties were immaterial and were waived by Mr. Norris. The amounts of the royalties waived were $26,112, $47,819 and $15,672 for the years ended September 30, 2007, 2006 and 2005, respectively. We may owe royalties in future periods based on actual sales or technology revenues.

Director Independence

As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.

After review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board of Directors has affirmatively determined that Mr. Hunter, Admiral Smith and Ms. Clague are independent directors, and David J. Carter was an independent director, within the meaning of the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

Swenson Advisors, LLP served as our independent registered public accounting firm from July 2005 until September 13, 2007, when we dismissed such firm. On October 10, 2007, we engaged Squar, Milner, Peterson, Miranda & Williamson, LLP as our new independent registered public accounting firm and that firm audited our financial statements for the fiscal year ended September 30, 2007.

The following table presents fees billed by Swenson Advisors, LLP for professional services rendered for the fiscal years ended September 30, 2007 and 2006 through their dismissal on September 13, 2007, as well as the fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal year ended September 30, 2007:

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$435,696	$578,430
Audit Related Fees(2)	19,500	29,800
Tax Fees(3)	2,830	—
All Other Fees(4)	—	—
Total	$458,026	$608,230

(1)	Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the financial statements included in each of our quarterly reports on Form 10-Q during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees also included the audit of management’s report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Additional fees of $73,700 paid to Swenson Advisors, LLP, related to obtaining their consent for 2005 and 2006, are not included in Audit Fees because they were not the principal auditor at the time they were incurred.

(2)	Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.

(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Swenson Advisors for fiscal 2007 or 2006 and $2,830 was billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2007.

(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Swenson Advisors for fiscal 2007 or 2006 or by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2007.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board of Directors and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comments letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Squar, Milner, Peterson, Miranda & Williamson, LLP in providing services to us for the fiscal year ended September 30, 2007 and has concluded that such services are compatible with such firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a) 3.   Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

31.1	Certifications of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of January 2008.

AMERICAN TECHNOLOGY CORPORATION

By:	/S/ THOMAS R. BROWN
Thomas R. Brown
President and Chief Executive Officer