Form 10-Q
period 2007-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-02-11
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of shares of Common Stock, $.00001 par value, outstanding on January 22, 2008 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,355,675	$6,414,537
Accounts receivable, less allowance of $245,548 and $228,496 for doubtful accounts	1,276,683	938,229
Inventories, net	3,315,945	3,802,747
Prepaid expenses and other	313,756	259,566

Total current assets	11,262,059	11,415,079
Property and equipment, net	399,555	422,027
Patents, net	1,356,938	1,363,595
Deposits	58,265	58,265

Total assets	$13,076,817	$13,258,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,168,389	$771,642
Accrued liabilities	1,469,104	871,362

Total current liabilities	2,637,493	1,643,004

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	79,664,147	79,116,792
Accumulated deficit	(69,225,128)	(67,501,135)

Total stockholders’ equity	10,439,324	11,615,962

Total liabilities and stockholders’ equity	$13,076,817	$13,258,966

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2007	2006
Revenues:
Product sales	$2,423,687	$3,762,124
Contract, license and other	111,957	142,081

Total revenues	2,535,644	3,904,205
Cost of revenues	1,381,715	1,947,913

Gross profit	1,153,929	1,956,292

Operating expenses:
Selling, general and administrative	2,029,353	2,012,069
Research and development	810,178	541,515

Total operating expenses	2,839,531	2,553,584

Loss from operations	(1,685,602)	(597,292)

Other income (expense):
Interest income	70,430	116,397
Finance expense	(108,821)	(32,890)

Total other income (expense)	(38,391)	83,507

Net loss	$(1,723,993)	$(513,785)

Net loss per share of common stock - basic and diluted	$(0.06)	$(0.02)

Average weighted number of common shares outstanding - basic and diluted	30,535,207	30,089,640

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2007	2006
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(1,723,993)	$(513,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,390	119,679
Provision for doubtful accounts	17,052	—
Warranty provision	(23,787)	143,325
Inventory obsolescence	(24,639)	12,622
Loss on disposition of assets	—	587
Share-based compensation	547,355	151,379
Write-off of abandoned patents	50,980	—
Changes in assets and liabilities:
Trade accounts receivable	(355,506)	(22,223)
Inventories	511,441	(297,028)
Prepaid expenses and other	(54,190)	(33,498)
Accounts payable	396,747	(154,020)
Warranty settlements	(17,470)	(419,677)
Accrued liabilities	638,999	(340,132)

Net cash provided by (used in) operating activities	65,379	(1,352,771)

Investing Activities:
Purchase of equipment	(47,116)	(9,995)
Proceeds from the sale of assets	—	1,500
Patent costs paid	(77,125)	(10,414)

Net cash used in investing activities	(124,241)	(18,909)

Financing Activities:
Proceeds from exercise of stock options	—	42,600

Net cash provided by financing activities	—	42,600

Net decrease increase in cash and cash equivalents	(58,862)	(1,329,080)
Cash and cash equivalents, beginning of period	6,414,537	9,896,342

Cash and cash equivalents, end of period	$6,355,675	$8,567,262

See accompanying notes to interim consolidated financial statements

American Technology Corporation

Notes to Interim Consolidated Financial Statements (unaudited)

1. OPERATIONS

American Technology Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia. The Company operates its business in one operating segment.

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The consolidated balance sheet as of September 30, 2007 was derived from the Company’s audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s annual report on Form 10-K.

The Company incurred net losses of $1,723,993 and $513,785 in the three months ended December 31, 2007 and 2006, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2008 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within the fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” See “Note 13—Income Taxes” for further discussion.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	December 31, 2007	September 30, 2007
Finished goods	$1,356,397	$1,664,914
Work in process	22,799	—
Raw materials	3,249,932	3,475,655

	4,629,128	5,140,569
Reserve for obsolescence	(1,313,183)	(1,337,822)

Inventories, net	$3,315,945	$3,802,747

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2007	September 30, 2007
Machinery and equipment	$513,664	$477,653
Office furniture and equipment	921,886	912,248
Leasehold improvements	260,591	260,591

	1,696,141	1,650,492
Accumulated depreciation	(1,296,586)	(1,228,465)

Property and equipment, net	$399,555	$422,027

Included in office furniture and equipment at both December 31, 2007 and September 30, 2007 was $497,049 for purchased software, which is amortized over three years. The unamortized portion of software at December 31, 2007 and September 30, 2007 was $20,727 and $30,219, respectively.

Depreciation expense, excluding amortization of software, was $60,096 and $62,917 for the three months ended December 31, 2007 and 2006, respectively. Amortization of purchased software was $9,492 and $24,015 for the three months ended December 31, 2007 and 2006, respectively.

6. PATENTS

Patents consisted of the following:

	December 31, 2007	September 30, 2007
Cost	$2,020,185	$1,974,805
Accumulated amortization	(663,247)	(611,210)

Patents, net	$1,356,938	$1,363,595

Amortization expense for the Company’s patents was $32,802 and $32,747 for the three months ended December 31, 2007 and 2006, respectively.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2007, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 4,999,564 shares. At December 31, 2007, there were options outstanding covering 2,746,075 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At December 31, 2007, there were options outstanding covering 403,061 shares of common stock under the 2002 Plan.

The Company has granted options outside the above plans as inducements to employment to new employees. At December 31, 2007, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for stock option activity.

Share-Based Payments

The Company accounts for share-based payments under the provisions of SFAS No. 123(R) “Share-based payments” (“SFAS 123(R)”). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $547,355 and $151,379 of stock compensation expense for the three months ended December 31, 2007 and 2006, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended December 31,
	2007	2006
Cost of revenue	$17,675	$17,943
Selling, general and administrative	472,959	124,183
Research and development	56,721	9,253

Total	$547,355	$151,379

The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2007 and 2006 was $1.30 and $2.90, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended December 31,
	2007	2006
Volatility	71%	72%
Risk-free interest rate	3.49%	4.70%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	4.9	4.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data.

Since the Company has a net operating loss carryforward as of December 31, 2007, no excess tax benefit for the tax deductions related to share-based awards was recognized for the quarters ended December 31, 2007 and 2006. Additionally, as there were no options exercised in the quarters ended December 31, 2007 or 2006, there were no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2007, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.6 years.

8. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in equity components from transactions during the three months ended December 31, 2007:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances, September 30, 2007	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962
Stock-based compensation expense	—	—	547,355	—	547,355
Net loss for the period	—	—	—	(1,723,993)	(1,723,993)

Balances, December 31, 2007	30,535,207	$305	$79,664,147	$(69,225,128)	$10,439,324

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2008:
Outstanding October 1, 2007	3,128,761	$4.10
Granted	65,500	$2.15
Canceled/expired	(13,125)	$3.44

Outstanding December 31, 2007	3,181,136	$4.07

Exercisable at December 31, 2007	1,712,480	$4.20

Options outstanding are exercisable at prices ranging from $2.15 to $9.48 and expire over the period from 2008 to 2012 with an average life of 3.63 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $24,890 and $0, respectively.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the three months ended December 31, 2007:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding October 1, 2007	3,340,318	$3.72
Issued	—	—
Exercised	—	—
Cancelled/expired	(353,625)	3.25

Outstanding December 31, 2007	2,986,693	$3.78

At December 31, 2007, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
50,000	$3.63		April 8, 2008
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,986,693

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2007	September 30, 2007
Payroll and related	$323,677	$390,343
Deferred revenue	269,858	286,482
Warranty reserve	140,990	182,247
Customer deposits	579,046	12,290
Liquidated damages	108,821	—
Other	46,712	—

Total	$1,469,104	$871,362

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,
	2007	2006
Beginning balance	$182,247	$803,162
Warranty provision	(23,787)	143,325
Warranty settlements	(17,470)	(419,677)

Ending balance	$140,990	$526,810

Short-term warranty reserve	$140,990	524,810
Long-term warranty reserve	—	2,000

	$140,990	$526,810

Liquidated Damages

In accordance with FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company accrued $108,821 at December 31, 2007 in connection with the late filing of its September 30, 2007 Annual Report on Form 10-K (see Note 12).

Customer Deposits

Included in customer deposits is a $540,000 prepayment from a customer for a shipment scheduled for the quarter ended March 31, 2008.

10. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders, after deduction for cumulative imputed and accreted dividends, by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 6,167,829 and 5,489,688 shares of common stock were outstanding at December 31, 2007 and 2006, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

11. MAJOR CUSTOMERS

For the three months ended December 31, 2007, revenues from four customers accounted for 20%, 12%, 12% and 11% of revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2007, accounts receivable from three customers accounted for 33%, 15% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2006, revenues from three customers accounted for 24%, 13% and 11% of revenues, with no other single customer accounting for more than 10% of revenues. At September 30, 2007, accounts receivable from three customers accounted for 15%, 15% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Liquidated Damages

In connection with registration rights agreements entered into with the sale of common stock and warrants in July 2005 and August 2006, the Company may be obligated to pay liquidated damages if it fails to maintain the availability of the respective registration statements declared effective in September 2005 and September 2006. The liquidated damages are computed as a daily percentage of the original purchase price based on a ratio of registrable securities (shares and warrants) still held by each investor for each day after a 20 trading day grace period that a registration statement is unavailable for use.

•

The maximum contingent obligation under the July 2005 agreement, based on a 12% annual rate, is approximately $68,000 per month. The contingent obligation reduces pro rata as registrable shares are sold by investors or become eligible for sale under Rule 144(k) and all contingent obligations terminate in September 2010 or such earlier date that all registrable securities may be otherwise resold without registration.

•

The maximum contingent obligation under the August 2006 agreement, based on a 12% annual rate, is approximately $76,000 per month, subject to maximum liquidated damages of 20% of the purchase price paid by each purchaser, estimated at $1,507,754. The contingent obligation reduces pro rata as registrable shares are sold by investors and is expected to terminate in September 2011 or such earlier date that all registrable securities may be otherwise resold without registration.

Liquidated damages are payable in cash and accrue interest at the rate of 12% per annum on late payments.

The Company filed its Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007 and as such, the previously filed and effective registration statements related to the July 2005 and August 2006 agreements became unavailable for use. The Company is planning to file a Post-Effective Amendment to Form S-3 on Form S-1 in February 2008. As of December 31, 2007 it was considered probable that the Company would be obligated for liquidated damages and the Company accrued as a financing expense $108,821 for such liquidated damages calculated pursuant to the registration rights agreements (see Note 9).

Internal Revenue Service Examination

The Company received notice on November 26, 2007 that the U.S. Internal Revenue Service has commenced a remote employment tax examination relating to certain stock option grants made by the Company during the years 2003 through 2006. The Company intends to comply fully with this examination. As of September 30, 2007, the Company accrued approximately $190,000 of expense based on its estimated liability for taxes, interest and penalties owed in connection with the stock option grants under review. In early December 2007, the Company filed amended payroll tax returns related to these stock options. The Company may be assessed additional amounts related to these matters as a result of the IRS examination. However, no accrual has been made as of December 31, 2007 for any such potential additional assessments as the Company does not believe that significant additional assessments are probable.

13. INCOME TAXES

In July 2006, the FASB issued FIN 48. In addition, in May 2007, the FASB issued FASB Staff Position FIN 48-1 which provided guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Interpretation and Staff Position establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

The Company adopted FIN 48 as of October 1, 2007. The implementation of FIN 48 had no impact on the Company’s results of operations, financial position or cash flows. The Company has no reserves for uncertain tax positions. At October 1, 2007, the Company had net deferred tax assets of $25.9 million. The deferred tax assets are primarily composed of federal and state net operating loss carry-forwards (“NOL”) and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. As a result of the adoption of FIN 48, the Company recognized a decrease in deferred tax assets and a corresponding decrease in the valuation allowance of $1.8 million, which represented the full amount of the R&D credit previously included in deferred tax assets. The future utilization of the company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such ownership changes have occurred relative to Internal Revenue Code Section 382. Additionally, the Company has not performed a comprehensive review of the components of its R&D credit. Once an analysis is completed on these matters, we plan to update our unrecognized tax benefits under FIN 48. At this time, we cannot estimate how much the recognized tax benefits may change, if any. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on October 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2007.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2007 and 2006. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overall Performance for the First Quarter of Fiscal 2008

For our first fiscal quarter ended December 31, 2007:

•

Our revenues for the three months ended December 31, 2007 were $2,535,644, up 60% from $1,582,687 in the immediately preceding quarter due to increased LRAD sales to an expanded customer base, and down 35% from $3,904,205 for the three months ended December 31, 2006. Revenues in the quarter ended December 31, 2006 included one large order for the U.S. military totaling approximately $979,000.

•

We recorded a gross profit of $1,153,929 for the three months ended December 31, 2007 (46% of revenues), compared to a gross loss of $669,907 for the immediately preceding quarter that included a $1.2 million obsolescence charge. The 46% gross margin was comparable to the 50% for the three months ended December 31, 2006.

•

Operating expenses of $2,839,531 for the three months ended December 31, 2007 increased by $528,950 or 23% from the immediately preceding quarter. Operating expenses increased $285,947 or 11% compared to the quarter ended December 31, 2006. The increases in the current quarter result from increased research and development expense on new products and increased non-cash share-based compensation expenses. Share-based compensation expenses included in operating expenses increased from $151,379 in the prior year’s first quarter to $547,355 for the three months ended December 31, 2007.

•

Our net loss of $1,723,993 for the three months ended December 31, 2007 was an improvement from the net loss of $2,867,187 for the immediately preceding quarter as a result of positive gross margin and reduced operating expenses. The net loss of $513,785 for the three months ended December 31, 2006 benefited from the large U.S. military order and lower levels of non-cash share-based compensation expenses.

•

We managed our cash resources and generated $65,379 from operating activities during the three months ended December 31, 2007. Our net loss included $669,351 of non-cash expenses and we also reduced inventories and generated new cash from customer deposits on future orders. Net losses and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have significant new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the continuing global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force protection and the growth and acceptance of digital signage requiring the use of directed sound products.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2007. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Revenues

Revenues for the three months ended December 31, 2007 were $2,535,644, representing a 35% decrease from $3,904,205 in revenues for the three months ended December 31, 2006. Revenues for the three months ended December 31, 2007 included $2,423,687 of product sales and $111,957 of contract, license and other revenues. Revenues for the three months ended December 31, 2006 included $3,762,124 of product sales and $142,081 of contract, license and other revenues. The revenue for the three months ended December 31, 2006 included a large LRAD order for approximately $979,000 from the U.S. military. Revenues for the three months ended December 31, 2007 increased $953,000 or 60% compared to the immediately preceding quarter. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

In fiscal 2005, we entered into a license agreement which contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement does not qualify for multiple element accounting and revenue is recognized ratably over the three year term of the agreement. For the three months ended December 31, 2007, we recognized $54,167 in contract revenue representing the ratable earned revenue under the three year agreement. At December 31, 2007, there was no revenue unearned under this agreement. This contract will expire on June 29, 2008, unless renewed 90 days in advance. At December 31, 2007, we had aggregate deferred license revenue of $269,856 representing amounts collected from license agreements in advance of recognized earnings. Although we anticipate additional license revenues in fiscal year 2008 from existing and new arrangements, this revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

The LRAD 500 product was selected by the U.S. Navy and U.S. Army in May 2007 as their acoustic hailing and warning device (AHD) for small vessels and vehicles. The LRAD 1000X was selected by the U.S. Navy in October 2007 as its AHD to be deployed throughout the U.S. Navy’s fleet, which is expected to be a multi-year contract, issued by the Naval Surface Warfare Center Crane Division. Delivery on these contracts is expected to begin in the second fiscal quarter of 2008.

Gross Profit

Gross profit for the three months ended December 31, 2007 was $1,153,929, or 46% of revenues, compared to $1,956,292, or 50% of revenues, for the three months ended December 31, 2006. The decrease in gross profit was principally the result of the decreased sales of our LRAD products during the quarter and product sales mix. Gross profit increased by $1,823,836 compared to the immediately preceding quarter’s gross loss of $669,907, which included a $1.2 million increase in the inventory reserve.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, we continue to make product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2007 increased $17,871 to $2,029,353, or 80% of revenues, compared to $2,012,069, or 52% of revenues, for the three months ended December 31, 2006. The increase in selling general and administrative expenses was primarily attributed to a $202,000 increase in audit fees for fiscal year ended September 30, 2007 due to a late start on the audit as a result of our change in audit firms and increased non-cash share-based compensation expense of $349,000 related to SFAS 123(R), offset by a reduction of $426,000 of professional fees incurred in the quarter ended December 31, 2006 associated with a voluntary review of historical stock option and stock grants and the related restatement of financial statements and $109,000 of reduced sales commissions due to a change in compensation from commission-based to a bonus plan for the quarter ended December 31, 2007. Expenses for the current quarter increased by $360,949 compared to the immediately preceding quarter, primarily due to an increase in non-cash share based compensation.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended December 31, 2007 and 2006 of $472,959 and $124,183, respectively.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. We expect to incur reduced audit and related Sarbanes-Oxley Act (particularly Section 404) fees and costs during the balance of fiscal 2008. We expect to report increased non-cash share-based compensation expenses from options granted and continuing to vest during the balance of fiscal 2008 and fiscal 2009.

Research and Development Expenses

Research and development expenses increased $268,663 to $810,178, or 32% of revenues, for the three months ended December 31, 2007, compared to $541,515, or 14% of revenues, for the three months ended December 31, 2006. This increase in research and development expenses is primarily due to an increase of $156,000 in consulting, prototypes and testing for product development to enhance our LRAD product, $67,000 increase in personnel and non-cash share-based compensation related to SFAS 123(R) and $51,000 for the impairment of patents. Current quarter expenses increased by $168,001 compared to the immediately preceding quarter, primarily due to increased product development cost.

Included in research and development expenses for the three months ended December 31, 2007 was $56,721 of SFAS No. 123(R) non-cash share-based compensation costs. A total of $9,253 of non-cash share-based compensation costs was included for the three months ended December 31, 2006. Each quarter, we review the ongoing value of our capitalized patent costs and in the first quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $50,980.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed and introduced significant new products in fiscal year 2006, including our HSS 460 product. In fiscal 2007, we completed and introduced the LRAD-R, LRAD Scram Cart and LRAD 100. Based on current plans and engineering staffing, we expect fiscal year 2008 research and development costs to increase compared to fiscal year 2007 due to continued product development plans and increased non-cash share-based compensation expenses from options granted and continuing to vest during the balance of fiscal 2008 and fiscal 2009.

Loss from Operations

Loss from operations was $1,685,602 for the three months ended December 31, 2007, compared to loss from operations of $597,292 for the three months ended December 31, 2006. The increased loss from operations is attributable to the decline in sales and increase in research and development expense and share-based compensation expense compared to the prior year. Loss from operations decreased by $1,294,886 from the immediately preceding quarter due to increased sales and a $1.2 million accrual for inventory reserve in the prior quarter.

Other Income (Expense)

During the three months ended December 31, 2007, we earned $70,430 of interest income on our cash balances compared to $116,397 of interest on our cash balances during the three months ended December 31, 2006. During the three months ended December 31, 2007, we recorded a financing expense for estimated liquidated damages of $108,821 based on our registration rights agreements executed in connection with our 2005 and 2006 financings as a result of filing our Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007. In the quarter ended December 31, 2006, we recorded a similar finance expense of $32,890 for liquidated damages for filing our Form 10-K for September 30, 2006 past the filing date.

Net Loss

The net loss for the three months ended December 31, 2007 was $1,723,993, compared to a net loss of $513,785 for the three months ended December 31, 2006 and $2,867,187 for the three months ended September 30, 2007. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We experienced positive cash flow from operating activities in the quarter ended December 31, 2007. We expended cash to develop, introduce and market our proprietary sound technologies. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash at December 31, 2007 was $6,355,675 compared to $6,414,537 at September 30, 2007. The decrease in cash was primarily the result of the operating loss.

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

Based on our current cash position and our order backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the next twelve months. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Operating Activities

Our net cash generated from operating activities was $65,379 for the three months ended December 31, 2007 compared to $1,352,771 used for operating activities for the three months ended December 31, 2006. Cash generated from operating activities for the three months ended December 31, 2007 included $511,441 from decreased inventories, $396,747 from increased accounts payable and $638,999 for increased accrued liabilities. Operating cash usage during the quarter ended December 31, 2007 included the $1,723,993 net loss, decreased by expenses not requiring the use of cash of $669,351, a $355,506 increase in trade accounts receivable, a $54,190 increase in prepaids and warranty settlements of $17,470. Cash used in operating activities for the three months ended December 31, 2006 included the $513,785 net loss, reduced by expenses not requiring the use of cash of $427,592, a $297,028 increase in inventory, warranty settlements of $419,677, $340,132 for decreased accrued liabilities, $154,020 for decreased accounts payable a $33,498 increase in prepaid expenses and an increase in accounts receivable of $22,223.

At December 31, 2007 we had working capital of $8,624,566, compared to working capital of $9,772,075 at September 30, 2007.

At December 31, 2007, we had accounts receivable of $1,276,683. This compares to $938,229 in accounts receivable at September 30, 2007. The level of trade accounts receivable at December 31, 2007 represented approximately 46 days of revenues compared to 55 days of revenues at September 30, 2007. The decrease in days was due to shipments of products scheduled more evenly throughout the quarter. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $47,116 and $9,995, offset by proceeds of $1,500 from the sale of assets, for the three months ended December 31, 2007 and 2006, respectively. Cash used for investment in new patents was $77,125 and $10,414 for the three months ended December 31, 2007 and 2005, respectively. We anticipate continued capital expenditures for patents during the balance of fiscal year 2008.

Financing Activities

There was no cash provided by financing activities for the three months ended December 31, 2007, compared to cash proceeds from the exercise of stock options of $42,600 for the three months ended December 31, 2006.

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

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $6 million at December 31, 2007. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $63,557. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Changes in Internal Control over Financial Reporting

We reported one material weakness related to the accounting for payroll taxes in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We implemented corrective action to remediate the previously reported material weakness. Management believes this material weakness was remediated at the time of the filing of our Form 10-K for the fiscal year ended September 30, 2007 on January 7, 2008.

Other than the corrective action related to the material weakness described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 10-K”). There have been no material changes from the risk factors previously disclosed in the 2007 10-K, except as follows.

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

The Company filed its Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007. As a result of the late filing, the effective registration statements relating to our August 2006 and July 2005 equity financings are no longer available and we are obligated to file new registration statements relating to the resale of these shares. As of December 31, 2007, it was considered probable that the Company would be obligated for liquidated damages, so the Company has accrued as a financing expense $108,821 for such liquidated damages calculated pursuant to the registration rights agreements. We may not be able to file or obtain effectiveness of the new registration statements in a timely manner, and the accrued financing expense for such liquidated damages may not be sufficient.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and
Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

	By:	/s/ Katherine H. McDermott
Date: February 11, 2008		Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)