Form 10-Q
period 2008-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-05-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐   Accelerated filer    ☒   Non-accelerated filer    ☐   Smaller reporting company    ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The number of shares of Common Stock, $0.00001 par value, outstanding on April 30, 2008 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$4,457,131	$6,414,537
Accounts receivable, less allowance of $222,864 and $228,496 for doubtful accounts	1,677,402	938,229
Inventories, net	3,745,186	3,802,747
Prepaid expenses and other	316,703	259,566

Total current assets	10,196,422	11,415,079
Property and equipment, net	376,134	422,027
Patents, net	1,213,420	1,363,595
Deposits	58,265	58,265

Total assets	$11,844,241	$13,258,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448,428	$771,642
Accrued liabilities	1,492,815	871,362

Total current liabilities	2,941,243	1,643,004

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	80,261,196	79,116,792
Accumulated deficit	(71,358,503)	(67,501,135)

Total stockholders’ equity	8,902,998	11,615,962

Total liabilities and stockholders’ equity	$11,844,241	$13,258,966

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2008	2007	2008	2007
Revenues:
Product sales	$1,959,310	$2,171,742	$4,382,997	$5,933,865
Contract, license and other	89,062	89,675	201,019	231,756

Total revenues	2,048,372	2,261,417	4,584,016	6,165,621
Cost of revenues	1,317,319	1,154,012	2,699,034	3,088,206

Gross profit	731,053	1,107,405	1,884,982	3,077,415

Operating expenses:
Selling, general and administrative	1,753,881	1,684,945	3,783,234	3,729,025
Research and development	1,166,849	545,277	1,977,027	1,068,500

Total operating expenses	2,920,730	2,230,222	5,760,261	4,797,525

Loss from operations	(2,189,677)	(1,122,817)	(3,875,279)	(1,720,110)

Other income (expense):
Interest income	56,302	89,908	126,732	206,304
Finance expense	—	—	(108,821)	(32,890)

Total other income	56,302	89,908	17,911	173,414

Net loss	$(2,133,375)	$(1,032,909)	$(3,857,368)	$(1,546,696)

Net loss per share of common stock - basic and diluted	$(0.07)	$(0.03)	$(0.13)	$(0.05)

Average weighted number of common shares outstanding - basic and diluted	30,535,207	30,142,426	30,535,207	30,115,565

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2008	2007
Increase (Decrease) in Cash
Operating Activities:
Net loss	$(3,857,368)	$(1,546,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,005	250,833
Warranty provision	(25,705)	(93,921)
Loss on disposition of assets	—	659
Share-based compensation	1,144,404	413,339
Write-off (gain) on disposition of patents	205,521	(29,815)
Changes in assets and liabilities:
Accounts receivable, net	(739,173)	220,200
Inventories, net	57,561	(457,641)
Prepaid expenses and other	(57,137)	87,936
Accounts payable	676,786	(692,681)
Warranty settlements	(21,498)	(471,370)
Accrued liabilities	668,656	(395,399)

Net cash used in operating activities	(1,749,948)	(2,714,556)

Investing Activities:
Purchase of equipment	(89,692)	(29,510)
Proceeds from the sale of patents	—	35,000
Proceeds from the sale of assets	—	1,500
Patent costs paid	(117,766)	(37,066)

Net cash used in investing activities	(207,458)	(30,076)

Financing Activities:
Proceeds from exercise of common stock warrants	—	817,662
Proceeds from exercise of stock options	—	42,600

Net cash provided by financing activities	—	860,262

Net decrease in cash and cash equivalents	(1,957,406)	(1,884,370)
Cash and cash equivalents, beginning of period	6,414,537	9,896,342

Cash and cash equivalents, end of period	$4,457,131	$8,011,972

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The consolidated balance sheet as of September 30, 2007 was derived from the Company’s most recent audited financial statements. Operating results for the six month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K.

The Company incurred net losses of $3,857,368 and $1,546,696 in the six months ended March 31, 2008 and 2007, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2008 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improves the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company beginning January 4, 2009 (the first day of fiscal 2009). Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact SFAS No. 161 may have on the disclosures in its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within the fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

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

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	March 31, 2008	September 30, 2007
Finished goods	$1,681,831	$1,664,914
Work in process	97,447	—
Raw materials	3,276,457	3,475,655

	5,055,735	5,140,569
Reserve for obsolescence	(1,310,549)	(1,337,822)

Total, net	$3,745,186	$3,802,747

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2008	September 30, 2007
Machinery and equipment	$552,576	$477,653
Office furniture and equipment	920,141	912,248
Leasehold improvements	260,591	260,591

	1,733,308	1,650,492
Accumulated depreciation	(1,357,174)	(1,228,465)

Property and equipment, net	$376,134	$422,027

Included in office furniture and equipment at both March 31, 2008 and September 30, 2007 was $497,049 for purchased software, which is being amortized over three years. The unamortized portion of software at March 31, 2008 and September 30, 2007 was $13,351 and $30,219, respectively.

Depreciation expense, excluding amortization of software, was $118,717 and $137,932 for the six months ended March 31, 2008 and 2007, respectively. Amortization of purchased software was $16,868 and $47,252 for the six months ended March 31, 2008 and 2007, respectively.

6. PATENTS

Patents consisted of the following:

	March 31, 2008	September 30, 2007
Cost	$1,796,375	$1,974,805
Accumulated amortization	(582,955)	(611,210)

Patents, net	$1,213,420	$1,363,595

Amortization expense for the Company’s patents was $62,420 and $65,649 for the six months ended March 31, 2008 and 2007, respectively.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2008, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 4,999,564 shares. At March 31, 2008, there were options outstanding covering 3,110,200 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At March 31, 2008, there were options outstanding covering 280,061 shares of common stock under the 2002 Plan.

The Company has granted options outside the above plans as inducements to employment to new employees. At March 31, 2008, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for stock option activity.

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

The Company recorded $1,144,404 and $413,339 of share-based compensation expense for the six months ended March 31, 2008 and 2007, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Cost of revenue	$22,068	$16,448	$39,743	$34,391
Selling, general and administrative	511,396	214,835	984,355	339,018
Research and development	63,585	30,677	120,306	39,930

Total	$597,049	$261,960	$1,144,404	$413,339

The weighted-average estimated fair value of employee stock options granted during the six months ended March 31, 2008 and 2007 was $0.96 and $2.39, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2008	2007
Volatility	71%	71%
Risk-free interest rate	2.79% - 3.49%	4.71 - 4.75%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of March 31, 2008, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2008 and 2007. Additionally, as there were no options exercised in the six months ended March 31, 2008 or 2007, there were no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2008, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 3.7 years.

8. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the six months ended March 31, 2008:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances, September 30, 2007	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962
Share-based compensation expense	—	—	1,144,404	—	1,144,404
Net loss for the period	—	—	—	(3,857,368)	(3,857,368)

Balances, March 31, 2008	30,535,207	$305	$80,261,196	$(71,358,503)	$8,902,998

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2008:
Outstanding October 1, 2007	3,128,761	$4.10
Granted	645,000	$1.94
Canceled/expired	(351,500)	$3.83

Outstanding March 31, 2008	3,422,261	$3.72

Exercisable at March 31, 2008	1,873,975	$3.97

Options outstanding are exercisable at prices ranging from $1.88 to $9.48 and expire over the period from 2008 to 2013 with an average life of 3.74 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $172,505 and $56,590, respectively.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the six months ended March 31, 2008:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding October 1, 2007	3,340,318	$3.72
Issued	—	—
Exercised	—	—
Cancelled/expired	(353,625)	3.25

Outstanding March 31, 2008	2,986,693	$3.78

At March 31, 2008, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
50,000	$3.63		April 8, 2008
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,986,693

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2008	September 30, 2007
Payroll and related	$455,390	$390,343
Deferred revenue	254,580	286,482
Warranty reserve	135,044	182,247
Customer deposits	581,126	12,290
Other	66,675	—

Total	$1,492,815	$871,362

Warranty Reserve

Changes in the warranty reserve during the three and six months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Beginning balance	$140,990	$528,810	$182,247	$805,162
Warranty provision	(1,918)	(237,245)	(25,705)	(93,921)
Warranty payments	(4,028)	(51,694)	(21,498)	(471,370)

Ending balance	$135,044	$239,871	$135,044	$239,871

Customer Deposits

Included in customer deposits is a $540,000 prepayment from a customer for a shipment scheduled for the quarter ending June 30, 2008.

10. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 6,408,954 and 5,939,537 shares of common stock were outstanding at March 31, 2008 and 2007, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

11. MAJOR CUSTOMERS

For the three months ended March 31, 2008, revenues from two customers accounted for 25% and 18% of revenues, respectively; and for the six months ended March 31, 2008, revenues from three customers accounted for 15%, 11% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2008, accounts receivable from three customers accounted for 27%, 15% and 12% of total accounts receivable, respectively; with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2007, revenues from four customers accounted for 18%, 17%, 10% and 10% of revenues, respectively; and for the six months ended March 31, 2007, revenues from three customers accounted for 16%, 14% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2007, accounts receivable from four customers accounted for 17%, 15%, 14% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The Company filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007 and as such, the previously filed and effective registration statements related to the July 2005 and August 2006 agreements became unavailable for use. The Company subsequently filed a Post-Effective Amendment to Form S-3 on Form S-1 for each of these registration statements which were effective on February 25, 2008. As of December 31, 2007 it was considered probable that the Company would be obligated for liquidated damages and the Company accrued as a financing expense $108,821 for such liquidated damages calculated pursuant to the registration rights agreements. A balance of $66,248 was accrued at March 31, 2008.

Internal Revenue Service Examination

The Company received notice on November 26, 2007 that the U.S. Internal Revenue Service has commenced a remote employment tax examination relating to certain stock option grants made by the Company during the years 2003 through 2006. As of September 30, 2007, the Company accrued approximately $190,000 of expense based on its estimated liability for taxes, interest and penalties owed in connection with the stock option grants under review. In early December 2007, the Company filed amended payroll tax returns related to these stock options and payments have been made totaling $72,000, leaving a balance of $118,000 accrued at March 31, 2008. The Company may be assessed additional amounts related to these matters as a result of the IRS examination. However, no additional accrual has been made as of March 31, 2008 for any such potential additional assessments as the Company does not believe that significant additional assessments are probable.

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

The Company adopted FIN 48 as of October 1, 2007. The implementation of FIN 48 had no impact on the Company’s results of operations, financial position or cash flows. The Company has no reserves for uncertain tax positions. At October 1, 2007, the Company had net deferred tax assets of $25.9 million. The deferred tax assets are primarily composed of federal and state net operating loss carry-forwards (“NOL”) and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. As a result of the adoption of FIN 48, the Company recognized a decrease in deferred tax assets and a corresponding decrease in the valuation allowance of $1.8 million, which represented the full amount of the R&D credit previously included in deferred tax assets. The future utilization of the company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such ownership changes have occurred relative to Internal Revenue Code Section 382. Additionally, the Company has not performed a comprehensive review of the components of its R&D credit. Once an analysis is completed on these matters, the Company plans to update its unrecognized tax benefits under FIN 48. At this time, the Company cannot estimate how much the unrecognized tax benefits may change, if any. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

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

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2008 and 2007. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

Since the beginning of the 2008 fiscal year, we have been developing a new generation of our proprietary LRAD product line called the LRAD®-X. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD®-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. This new product line includes the following:

•

LRAD 1000X - selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System. LRAD 1000X can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X - selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles. LRAD 500X is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 100X is designed for use in a variety of mass notification and commercial security applications. It features a fully integrated camera/speaker solution ideally suited for short-range perimeter security and it adds highly intelligible sound/communication resources into traditional camera-based security networks in an integrated package.

•

LRAD RX is ATC’s prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD RX features a LRAD 1000X emitter head, integrated camera, high-intensity searchlight (optional) and ATC’s newly developed, robust, and IP-addressable full pan and tilt drive for precise aiming and tracking. LRAD RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD RX reduces manpower and false alarms while providing an intelligent, highly effective and cost-effective security solution.

We incurred $1.98 million of research and development expense in the first six months of fiscal 2008, an increase of 85% from the prior year, to develop this enhanced LRAD product line. These products were well received by our military customers on the two contract awards that we won last fiscal year, and we believe they provide an increased opportunity for us in both the government and commercial markets that we are developing, and will allow us to continue as the leader in this market. Initial shipments of these products began in March 2008 with our first deliveries to the U.S. Navy. With the recent launch of the LRAD-X product line, revenues are expected to increase in the second half of the fiscal year, as compared to the first half.

We believe that our products are offered at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Second Quarter of Fiscal 2008

For our second fiscal quarter ended March 31, 2008:

•

Our revenues for the three months ended March 31, 2008 were $2,048,372, down 9% from $2,261,417 for the three months ended March 31, 2007. The decline in sales was primarily due to lower sales of our HSS product, offset by increases in LRAD and NeoPlanar product sales. Also, two March LRAD shipments totaling $232,000 could not be recorded as revenue in the quarter due to shipping terms.

•

We recorded a gross profit of $731,053 for the three months ended March 31, 2008 (36% of revenues), which was $376,352 lower than $1,107,405 for the quarter ended March 31, 2007 (49% of revenues). This reduction is primarily due to a change in our warranty reserve methodology in the prior year which resulted in a one-time reduction in warranty expense and increase in gross profit by approximately $329,000 and product mix.

•

Operating expenses of $2,920,730 for the three months ended March 31, 2008 increased by $690,508 or 31% over the three months ended March 31, 2007 in the prior year. The increase in the current quarter results primarily from increased research and development expense on new products ($270,000), increased non-cash share-based compensation expenses ($329,000) and the impairment of some of our unused patent technology ($184,000), offset by a reduction of $122,000 of professional fees.

•

Our net loss of $2,133,375 for the three months ended March 31, 2008 increased from the net loss of $1,032,909 for the quarter ended March 31, 2007, due to the lower revenue, favorable warranty adjustment in the prior year and increased operating expenses.

•

For the three month period ended March 31, 2008, we utilized $1,898,544 of cash, primarily due to our losses for the period, as well as increased inventory and accounts receivable. We believe that our cash balance will improve over the next fiscal quarter due to shipments of our new LRAD-X product line. Net losses and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have significant new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the continuing global threats to both governments and commerce, where our LRAD products have proven to be effective at determining intent and hailing and notification for force protection. We also believe the growth and acceptance of digital signage will provide business growth opportunities for our HSS and NeoPlanar directed sound products.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues

Revenues for the three months ended March 31, 2008 were $2,048,372, representing a 9% decrease from $2,261,417 in revenues for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2008 included $1,959,310 of product sales and $89,062 of contract, license and other revenues. Revenues for the three months ended March 31, 2007 included $2,171,742 of product sales and $89,675 of contract, license and other revenues. The reduction of sales is primarily due to lower sales of our HSS product, offset by increases in LRAD and NeoPlanar products. Two March shipments totaling $232,000 could not be recorded as revenue in the quarter due to shipping terms. In addition, the new LRAD-X product line deliveries began in late March, delaying some shipments into April. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the three months ended March 31, 2007, we recognized $54,167 in contract revenue representing ratable earned revenue under a three year license agreement that contained multiple elements but was accounted for ratably over its term under the guidance of EITF Issue No. 00-21. At March 31, 2008, there was no revenue unearned under this agreement. At March 31, 2008, we had aggregate deferred license revenue of $254,580 representing amounts collected from license agreements in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

The LRAD 500X product was selected by the U.S. Navy and U.S. Army in May 2007 as their AHD for small vessels and vehicles. The LRAD 1000X was selected by the U.S. Navy in October 2007 as its AHD to be deployed as part of its Shipboard Protection System (SPS Block 0), which is expected to be a multi-year contract, issued by the Naval Surface Warfare Center Crane Division. We shipped initial units on these contracts in March to the U.S. Army for $79,000 under the AHD award and to the U.S. Navy for $511,000 under the SPS Block 0 award.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $731,053, or 36% of revenues, compared to $1,107,405, or 49% of revenues, for the three months ended March 31, 2007. The decrease in gross profit was principally the result of the decreased sales during the quarter. The prior year’s period benefited from a favorable warranty adjustment of $329,000 due to a change in reserve methodology and product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 increased $68,936 to $1,753,881, or 86% of revenues, compared to $1,684,945, or 75% of revenues, for the three months ended March 31, 2007. The increase in selling general and administrative expenses was primarily attributed to increased non-cash share-based compensation expense of $297,000 related to SFAS 123(R), offset by a reduction of $78,000 of professional fees and $148,000 for reduced staffing levels.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended March 31, 2008 and 2007 of $511,396 and $214,835, respectively.

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

Research and Development Expenses

Research and development expenses increased $621,572 to $1,166,849, or 57% of revenues, for the three months ended March 31, 2008, compared to $545,277, or 24% of revenues, for the three months ended March 31, 2007. This increase in research and development expense is primarily due to an increase of $270,000 in consulting, prototypes and testing for the development of our enhanced LRAD-X product line, $184,000 increase for the impairment of patents, $192,000 for severance costs resulting from staffing reductions, partially offset by lower salaries and benefits from reduced headcount.

Included in research and development expenses for the three months ended March 31, 2008 was $63,585 of SFAS No. 123(R) non-cash share-based compensation costs. A total of $30,677 of non-cash share-based compensation costs was included for the three months ended March 31, 2007. Each quarter, we review the ongoing value of our capitalized patent costs and in the second quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $154,541 during the quarter ended March 31, 2008, compared to a net gain of $29,815 on the sale of patents in the three months ended March 31, 2007.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. In March 2008, we launched a new generation of our LRAD product line called the LRAD-X with enhanced performance and louder, more intelligible communications. Based on current plans and engineering staffing, we expect research and development costs to decline during the second half of the year, compared to the six months ended March 31, 2008, as we complete our development of the LRAD-X line and from reduced staffing. Overall expenses for the fiscal year 2008 are expected to be higher than fiscal year 2007 due to the product development costs incurred for the LRAD-X product line.

Loss from Operations

Loss from operations was $2,189,677 for the three months ended March 31, 2008, compared to loss from operations of $1,032,909 for the three months ended March 31, 2007. The increased loss from operations is primarily attributable to the decline in sales and increase in research and development expense and non-cash share-based compensation expense compared to the prior year.

Other Income (Expense)

During the three months ended March 31, 2008, we earned $56,302 of interest income on our cash balances compared to $89,908 of interest on our cash balances during the three months ended March 31, 2007. The decline in interest income is due to lower cash balances.

Net Loss

The net loss for the three months ended March 31, 2008 was $2,133,375, compared to a net loss of $1,032,909 for the three months ended March 31, 2007. We had no income tax expense for either of the periods presented.

Results of Operations for the Six Months Ended March 31, 2008 and 2007

Revenues

Revenues for the six months ended March 31, 2008 were $4,584,016, representing a decrease of $1,581,605 or 26% from $6,165,621 in revenues for the six months ended March 31, 2007. Revenues for the six months ended March 31, 2008 included $4,382,997 of product sales and $201,019 of contract, license and other revenues. Revenues for the six months ended March 31, 2007 included $5,933,865 of product sales and $231,756 of contract, license and other revenues. The revenue for the six months ended March 31, 2007 included a large LRAD order for approximately $979,000 from the U.S. military. Revenues for the six months ended March 31, 2008 were lower than planned due to the later than expected launch of our new LRAD-X product line in March 2008. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the six months ended March 31, 2008, we recognized $108,334 in contract revenue representing the ratable earned revenue under a three year license agreement. At March 31, 2008, there was no revenue unearned under this agreement. At March 31, 2008, we had aggregate deferred license revenue of $254,580 representing amounts collected from license agreements in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the six months ended March 31, 2008 was $1,884,982, or 41% of revenues, compared to $3,077,415, or 50% of revenues, for the six months ended March 31, 2007. The decrease in gross profit was principally the result of the decreased sales of our LRAD products during the period and product sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2008 increased $54,209 to $3,783,234, or 83% of revenues, compared to $3,729,025, or 60% of revenues, for the six months ended March 31, 2007. The current period increase in selling general and administrative expenses was primarily attributed to increased non-cash share-based compensation expense of $645,000 related to SFAS 123(R) and $78,000 for an increase in bad debt expense due to a favorable adjustment in the prior year, offset by a reduction of $328,000 of professional fees, $160,000 of reduced sales commissions due to a change in compensation from commission-based to a bonus plan for the six months ended March 31, 2008, and $171,000 for reduced staffing levels.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the six months ended March 31, 2008 and 2007 of $984,355 and $339,018, respectively.

Research and Development Expenses

Research and development expenses increased $908,527 to $1,977,027, or 43% of revenues, for the six months ended March 31, 2008, compared to $1,068,500, or 17% of revenues, for the six months ended March 31, 2007. This increase in research and development expenses is primarily due to an increase of $426,000 in consulting, prototypes and testing for product development of our LRAD-X product line, $235,000 increase for the impairment of patents, $162,000 for severance costs resulting from staffing reductions, partially offset by lower salaries and benefits for reduced headcount, and $80,000 increase in non-cash share-based compensation related to SFAS 123(R).

Included in research and development expenses for the six months ended March 31, 2008 was $120,306 of SFAS No. 123(R) non-cash share-based compensation costs. A total of $39,930 of non-cash share-based compensation costs was included for the six months ended March 31, 2007. Each quarter, we review the ongoing value of our capitalized patent costs and in the first two quarters of fiscal 2008 identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $205,521 during the six months ended March 31, 2007, compared to a net gain of $29,815 on the sale of patents in the six months ended March 31, 2007.

Loss from Operations

Loss from operations was $3,875,279 for the six months ended March 31, 2008, compared to loss from operations of $1,720,110 for the six months ended March 31, 2007. The increased loss from operations is attributable to the decline in sales, increased research and development expense and increased share-based compensation expense compared to the prior year.

Other Income (Expense)

During the six months ended March 31, 2008, we earned $126,732 of interest income on our cash balances compared to $206,304 of interest on our cash balances during the six months ended March 31, 2007. During the six months ended March 31, 2008, we recorded a financing expense for estimated liquidated damages of $108,821 based on our registration rights agreements executed in connection with our 2005 and 2006 financings as a result of filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007. In the quarter ended March 31, 2007, we recorded a similar finance expense of $32,890 for liquidated damages for filing our Annual Report on Form 10-K for September 30, 2006 past the filing date.

Net Loss

The net loss for the six months ended March 31, 2008 was $3,857,368, compared to a net loss of $1,546,696 for the six months ended March 31, 2007. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We experienced negative cash flow from operating activities in the quarter ended March 31, 2008. We expended cash to develop, introduce and market our proprietary sound technologies. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash at March 31, 2008 was $4,457,131 compared to $6,414,537 at September 30, 2007. The decrease in cash was primarily the result of the operating loss.

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

Cash Flows

Operating Activities

Our net cash used for operating activities was $1,749,948 for the six months ended March 31, 2008 compared to $2,714,556 used for operating activities for the six months ended March 31, 2007. Cash generated from operating activities for the six months ended March 31, 2008 included $57,561 from decreased inventories, $676,786 from increased accounts payable and $668,656 for increased accrued liabilities. Operating cash usage during the six months ended March 31, 2008 included the $3,857,368 net loss, decreased by expenses not requiring the use of cash of $1,522,225, a $739,173 increase in trade accounts receivable, a $57,137 increase in prepaids and warranty settlements of $21,498. Cash used in operating activities for the six months ended March 31, 2007 included the $1,546,696 net loss, reduced by expenses not requiring the use of cash of $541,095, a $457,641 increase in inventory, warranty settlements of $471,370, $395,399 for decreased accrued liabilities, $692,681 for decreased accounts payable, a $87,936 decrease in prepaid expenses and a decrease in accounts receivable of $220,200.

At March 31, 2008 we had working capital of $7,261,179, compared to working capital of $9,772,075 at September 30, 2007.

At March 31, 2008, we had accounts receivable of $1,677,402. This compares to $938,229 in accounts receivable at September 30, 2007. The level of trade accounts receivable at March 31, 2008 represented approximately 75 days of revenues compared to 55 days of revenues at September 30, 2007. The increase in days was primarily due to heavy shipments of products at the end of the quarter and lower revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $89,692 for the six months ended March 31, 2008 and $29,510, offset by proceeds of $36,500 from the sale of assets, for the six months ended March 31, 2007. Cash used for investment in new patents was $117,766 and $37,066 for the six months ended March 31, 2008 and 2007, respectively. We anticipate continued capital expenditures for patents during the balance of fiscal year 2008.

Financing Activities

There was no cash provided by financing activities for the six months ended March 31, 2008, compared to net cash proceeds from the exercise of warrants of $817,662 and cash proceeds from the exercise of stock options of $42,600 for the six months ended March 31, 2007.

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

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $4 million at March 31, 2008. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $44,571. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Currently, there are no pending material legal proceedings to which we are party or to which any of our property is subject.

Item 1A.	Risk Factors.

Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 10-K”). There are no material changes from the risk factors previously disclosed in the 2007 10-K.

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

AMERICAN TECHNOLOGY CORPORATION

Date: May 9, 2008	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)