Form 10-Q
period 2008-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-08-05
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 23, 2008 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,152,636	$6,414,537
Accounts receivable, less allowance of $244,214 and $228,496 for doubtful accounts	1,600,897	938,229
Inventories, net	3,725,975	3,802,747
Prepaid expenses and other	318,592	259,566

Total current assets	8,798,100	11,415,079
Property and equipment, net	333,497	422,027
Patents, net	1,120,137	1,363,595
Deposits	58,265	58,265

Total assets	$10,309,999	$13,258,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$886,351	$771,642
Accrued liabilities	1,515,924	871,362

Total current liabilities	2,402,275	1,643,004
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding each period	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	80,785,827	79,116,792
Accumulated deficit	(72,878,408)	(67,501,135)

Total stockholders' equity	7,907,724	11,615,962

Total liabilities and stockholders' equity	$10,309,999	$13,258,966

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$2,505,601	$2,012,971	$6,888,597	$7,946,836
Contract, license and other	242,633	139,600	443,653	371,356

Total revenues	2,748,234	2,152,571	7,332,250	8,318,192
Cost of revenues	1,703,912	1,154,336	4,402,946	4,242,542

Gross profit	1,044,322	998,235	2,929,304	4,075,650

Operating expenses:
Selling, general and administrative	1,730,634	1,687,405	5,513,868	5,416,430
Research and development	858,174	547,345	2,835,201	1,615,845

Total operating expenses	2,588,808	2,234,750	8,349,069	7,032,275

Loss from operations	(1,544,486)	(1,236,515)	(5,419,765)	(2,956,625)

Other income (expense):
Interest income	24,581	89,548	151,313	295,852
Finance expense	—	—	(108,821)	(32,890)

Total other income	24,581	89,548	42,492	262,962

Net loss	$(1,519,905)	$(1,146,967)	$(5,377,273)	$(2,693,663)

Net loss per share of common stock - basic and diluted	$(0.05)	$(0.04)	$(0.18)	$(0.09)

Average weighted number of common shares outstanding - basic and diluted	30,535,207	30,535,207	30,535,207	30,255,564

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2008	2007
Increase (Decrease) in Cash and Cash Equivalents
Operating Activities:
Net loss	$(5,377,273)	$(2,693,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,965	373,690
Warranty provision	(431)	(101,358)
Loss (gain) on disposition of assets	203	(34,341)
Share-based compensation	1,669,035	912,083
Loss on disposition of patents	310,347	59,696
Changes in assets and liabilities:
Accounts receivable, net	(662,668)	788,243
Inventories, net	76,772	(906,364)
Prepaid expenses and other	(59,026)	(29,285)
Accounts payable	114,709	(1,072,871)
Warranty settlements	(30,472)	(508,450)
Accrued liabilities	675,466	(469,788)

Net cash used in operating activities	(3,002,373)	(3,682,408)

Investing Activities:
Purchase of equipment	(99,355)	(42,273)
Proceeds from the sale of assets	—	1,500
Proceeds from the sale of patents	—	35,000
Patent costs paid	(160,173)	(70,861)

Net cash used in investing activities	(259,528)	(76,634)

Financing Activities:
Proceeds from exercise of common stock warrants	—	817,662
Proceeds from exercise of stock options	—	42,600

Net cash provided by financing activities	—	860,262

Net decrease in cash and cash equivalents	(3,261,901)	(2,898,780)
Cash and cash equivalents, beginning of period	6,414,537	9,896,342

Cash and cash equivalents, end of period	$3,152,636	$6,997,562

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for interim periods. The consolidated balance sheet as of September 30, 2007 was derived from the Company’s most recent audited financial statements. Operating results for the nine month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K.

The Company incurred net losses of $5,377,273 and $2,693,663 in the nine months ended June 30, 2008 and 2007, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2008 and 2009 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company beginning January 1, 2009. Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently in the process of evaluating what impact SFAS No. 161 may have on the disclosures in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after October 1, 2009 for the Company). Early application is not permitted. Since the Company is not contemplating any business combinations after the effective date of SFAS No. 141R, it does not presently expect any impact of SFAS No. 141(R) on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for the Company for fiscal year 2009, and interim periods within that fiscal year. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

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

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	June 30, 2008	September 30, 2007
Finished goods	$1,629,265	$1,664,914
Work in process	102,563	—
Raw materials	3,297,746	3,475,655

	5,029,574	5,140,569
Reserve for obsolescence	(1,303,599)	(1,337,822)

Total, net	$3,725,975	$3,802,747

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2008	September 30, 2007
Machinery and equipment	$556,784	$477,653
Office furniture and equipment	906,708	912,248
Leasehold improvements	260,591	260,591

	1,724,083	1,650,492
Accumulated depreciation	(1,390,586)	(1,228,465)

Property and equipment, net	$333,497	$422,027

Included in office furniture and equipment at both June 30, 2008 and September 30, 2007 was $497,049 for purchased software, which is being amortized over three years. The unamortized portion of software at June 30, 2008 and September 30, 2007 was $9,931 and $30,219, respectively.

Depreciation expense, excluding amortization of software, was $167,393 and $207,137 for the nine months ended June 30, 2008 and 2007, respectively. Amortization of purchased software was $20,288 and $68,026 for the nine months ended June 30, 2008 and 2007, respectively.

6. PATENTS

Patents consisted of the following:

	June 30, 2008	September 30, 2007
Cost	$1,705,171	$1,974,805
Accumulated amortization	(585,034)	(611,210)

Patents, net	$1,120,137	$1,363,595

Amortization expense for the Company’s patents was $93,283 and $98,527 for the nine months ended June 30, 2008 and 2007, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first three quarters of fiscal 2008 identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $310,347 during the nine months ended June 30, 2008, compared to a reduction of $24,695 from the disposal of patents in the nine months ended June 30, 2007.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2008, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 4,999,564 shares. At June 30, 2008, there were options outstanding covering 3,103,200 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At June 30, 2008, there were options outstanding covering 135,500 shares of common stock under the 2002 Plan.

The Company has granted options outside the above plans as inducements to employment to new employees. At June 30, 2008, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for summary stock option activity during the nine months ended June 30, 2008.

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

The Company recorded $1,669,035 and $912,083 of share-based compensation expense for the nine months ended June 30, 2008 and 2007, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Cost of revenue	$(34,774)	$20,007	$4,969	$54,398
Selling, general and administrative	366,363	424,541	1,350,718	763,559
Research and development	193,042	54,196	313,348	94,126

Total	$524,631	$498,744	$1,669,035	$912,083

The weighted-average estimated fair value of employee stock options granted during the nine months ended June 30, 2008 and 2007 was $1.00 and $2.06, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended June 30,
	2008	2007
Volatility	71%	71%
Risk-free interest rate	2.79% - 3.49%	4.67% - 4.75%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company recorded a cumulative favorable adjustment of $71,000 for the nine months ended June 30, 2008 based on actual forfeitures compared to prior estimates. We expect the future forfeiture rate to remain at 20%.

Since the Company has a net operating loss carryforward as of June 30, 2008, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2008 and 2007. Additionally, as there were no options exercised in the nine months ended June 30, 2008 or 2007, there were no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2008, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.5 years.

8. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the nine months ended June 30, 2008:

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances, September 30, 2007	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962
Share-based compensation expense	—	—	1,669,035	—	1,669,035
Net loss for the period	—	—	—	(5,377,273)	(5,377,273)

Balances, June 30, 2008	30,535,207	$305	$80,785,827	$(72,878,408)	$7,907,724

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2008:
Outstanding October 1, 2007	3,128,761	$4.10
Granted	688,000	$1.94
Canceled/expired	(546,061)	$3.74

Outstanding June 30, 2008	3,270,700	$3.71

Exercisable at June 30, 2008	1,949,172	$3.96

Weighted average fair value of options granted during the nine months ended June 30, 2008		$1.00

Options outstanding are exercisable at prices ranging from $1.88 to $9.48 and expire over the period from 2008 to 2013 with an average life of 3.65 years. There was no aggregate intrinsic value for options outstanding and exercisable at June 30, 2008.

Stock Purchase Warrants

The following table summarizes information about warrant activity during the nine months ended June 30, 2008:

	Warrants
	Number of Shares	Weighted Average Purchase Price
Outstanding October 1, 2007	3,340,318	$3.72
Issued	—	—
Exercised	—	—
Cancelled/expired	(403,625)	3.30

Outstanding June 30, 2008	2,936,693	$3.78

At June 30, 2008, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,936,693

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2008	September 30, 2007
Payroll and related	$351,810	$390,343
Deferred revenue	278,190	286,482
Warranty reserve	151,344	182,247
Customer deposits	671,322	12,290
Other	63,258	—

Total	$1,515,924	$871,362

Warranty Reserve

Changes in the warranty reserve during the three and nine months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$135,044	$239,871	$182,247	$805,162
Warranty provision	25,274	(7,438)	(431)	(101,358)
Warranty settlements	(8,974)	(37,079)	(30,472)	(508,450)

Ending balance	$151,344	$195,354	$151,344	$195,354

Customer Deposits

Included in customer deposits is a $540,000 prepayment from a customer for a shipment scheduled for the quarter ending September 30, 2008.

10. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 6,207,393 and 6,492,162 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

11. MAJOR CUSTOMERS

For the three months ended June 30, 2008, revenues from two customers each accounted for 12% of revenues; and for the nine months ended June 30, 2008, revenues from one customer accounted for 12% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2008, accounts receivable from four customers accounted for 18%, 13%, 12% and 12% of total accounts receivable, respectively; with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2007, revenues from two customers accounted for 35% and 22% of revenues, respectively; and for the nine months ended June 30, 2007, revenues from two customers accounted for 19% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2007, accounts receivable from four customers accounted for 27%, 15%, 15% and 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Bank and Other Cash Equivalent Deposits in Excess of FDIC

The Company currently maintains its cash accounts at several financial institutions. Certain of these financial institutions do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of June 30, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $3.1 million. These amounts may be covered by private insurance maintained by the financial institution.

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

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2008 and 2007. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

In the third fiscal quarter of 2008, we completed the development of a new generation of LRAD products called the LRAD®-X. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD®-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our new product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System— can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles— The unit is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 100X is designed for use in a variety of mass notification and commercial security applications. It is ideally suited for short-range perimeter security and it adds highly intelligible sound/communication resources into traditional camera-based security networks in an integrated package.

•

LRAD RX is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD RX features a LRAD 1000X emitter head, integrated camera, high-intensity searchlight (optional) and a newly developed, robust, and IP-addressable full pan and tilt drive for precise aiming and tracking. LRAD RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD RX reduces manpower and false alarms while providing an intelligent, highly effective and cost-effective security solution.

We incurred $2.8 million of research and development expense in the first nine months of fiscal 2008, an increase of 75% over the prior year, to develop our enhanced LRAD product line. These products have been well received by our military customers for the two contract awards that we won last fiscal year, and interest has been strong for other applications. We believe these products provide an increased opportunity for us in both the government and commercial markets that we are developing, and will allow us to continue as the leader in this market. Initial shipments of these products began in March 2008 with our first deliveries to the U.S. Navy. The final product in the LRAD-X product line, the LRAD 100X, launched in the beginning of the fourth quarter. With the recent launch of the LRAD-X product line, revenues are expected to be strong in the fourth quarter. We believe that our products are offered at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our Company and products. We are focused on these areas of our business while also containing costs.

Overall Performance for the Third Quarter of Fiscal 2008

For our third fiscal quarter ended June 30, 2008:

•

Our revenues for the three months ended June 30, 2008 were $2,748,234, up 28% from $2,152,571 for the three months ended June 30, 2007. Sales increased across all of our product lines this quarter, with the largest growth in LRAD product, resulting from the release of our new LRAD-X product line in late March.

•

We recorded a gross profit of $1,044,322 for the three months ended June 30, 2008 (38% of revenues), which was $46,087 greater than $998,235 for the quarter ended June 30, 2007 (46% of revenues). This increase is primarily due to increased volume. The gross profit percentage on the initial shipments of the new LRAD-X product was lower than prior year LRAD gross profit percentage due to higher production and freight cost on the initial units and increased warranty expense. We expect this margin to improve as we increase production volume and reduce unit cost.

•

Operating expenses of $2,588,808 for the three months ended June 30, 2008 increased by $354,058 or 16% over the three months ended June 30, 2007 in the prior year. The increase in the current quarter results primarily from increased research and development expense on new products ($236,000), increased non-cash share-based compensation expenses ($81,000) and the impairment of some of our unused patent technology ($50,000).

•

Our net loss of $1,519,905 for the three months ended June 30, 2008 increased from the net loss of $1,146,967 for the quarter ended June 30, 2007, due to increased operating expenses, primarily related to the completion of the LRAD-X product line. The net loss for the three months ended June 30, 2008 and 2007 included $524,631 and $498,743, respectively, of non-cash share-based compensation expense for stock options.

•

For the three month period ended June 30, 2008, we utilized $1,304,495 of cash, primarily due to our losses for the period. Net losses and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues

Revenues for the three months ended June 30, 2008 were $2,748,234, representing a 28% increase from $2,152,571 in revenues for the three months ended June 30, 2007. Revenues for the three months ended June 30, 2008 included $2,505,601 of product sales and $242,633 of contract, license and other revenues. Revenues for the three months ended June 30, 2007 included $2,012,971 of product sales and $139,600 of contract, license and other revenues. Sales increased in all three of our product lines during the quarter – HSS, LRAD and NeoPlanar. The largest increase was in the LRAD product line where we shipped some backlog of our new LRAD-X product line launched in late March. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the three months ended June 30, 2007, we recognized $54,167 in contract revenue representing ratable earned revenue under a three year license agreement that contained multiple elements but was accounted for ratably over its term under the guidance of EITF Issue No. 00-21. At June 30, 2008, there was no revenue unearned under this agreement. At June 30, 2008, we had aggregate deferred license revenue of $278,190 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

The LRAD 500X product was selected by the U.S. Navy and U.S. Army in May 2007 as their AHD for small vessels and vehicles. The LRAD 1000X was selected by the U.S. Navy in October 2007 as its AHD to be deployed as part of its Shipboard Protection System (SPS Block 0), which is expected to be a multi-year contract, issued by the Naval Surface Warfare Center Crane Division. We shipped initial units on these contracts in March and year to date have shipped $183,000 under the AHD award and $849,000 under the SPS Block 0 award.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $1,044,322, or 38% of revenues, compared to $998,235, or 46% of revenues, for the three months ended June 30, 2007. The increase in gross profit was principally the result of the increased sales during the quarter, offset by lower gross profit on sales of the new LRAD-X products due to higher production and freight cost on the initial units and increased warranty expense. These costs are expected to improve over time as we increase volume and improve sourcing and costing.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 increased $43,229 to $1,730,634, or 63% of revenues, compared to $1,687,405, or 78% of revenues, for the three months ended June 30, 2007. The increase in selling general and administrative expenses was primarily attributed to increased sales commission to outside sales representatives.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended June 30, 2008 and 2007 of $366,364 and $424,540, respectively.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. We expect to incur reduced audit and related Sarbanes-Oxley Act (particularly Section 404) fees and costs during the remainder of fiscal 2008. We expect to report increased non-cash share-based compensation expenses from options granted and continuing to vest during the balance of fiscal 2008 and fiscal 2009.

Research and Development Expenses

Research and development expenses increased $310,829 to $858,174, or 31% of revenues, for the three months ended June 30, 2008, compared to $547,345, or 25% of revenues, for the three months ended June 30, 2007. This increase in research and development expense was primarily due to an increase of $236,000 in consulting, prototypes and testing for the development of our new LRAD-X product line, a $50,000 increase for the impairment of patents and a $139,000 increase in non-cash share-based compensation expense, partially offset by a reduction of $91,000 for lower salaries and benefits from reduced headcount.

Included in research and development expenses for the three months ended June 30, 2008 was $193,042 of SFAS No. 123(R) non-cash share-based compensation costs. A total of $54,196 of non-cash share-based compensation costs was included for the three months ended June 30, 2007.

Each quarter, we review the ongoing value of our capitalized patent costs and in the third quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $104,827 during the quarter ended June 30, 2008, compared to an impairment of $54,510 in the three months ended June 30, 2007.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed the development of the LRAD-X product line in the third fiscal quarter with enhanced performance and louder, more intelligible communications. Based on current plans and reduced engineering staffing, we expect research and development costs to decline in the fourth quarter compared to previous quarters of the current fiscal year. Overall research and development expenses for the fiscal year 2008 are expected to be higher than fiscal year 2007 due to the product development costs incurred for the LRAD-X product line.

Loss from Operations

Loss from operations was $1,544,486 for the three months ended June 30, 2008, compared to loss from operations of $1,236,515 for the three months ended June 30, 2007. The increased loss from operations is primarily attributable to the increase in research and development expense related to the LRAD-X product development.

Other Income (Expense)

During the three months ended June 30, 2008, we earned $24,581 of interest income on our cash and cash equivalents balances compared to $89,548 of interest on our cash and cash equivalents balances during the three months ended June 30, 2007. The decline in interest income is due to lower cash balances.

Net Loss

The net loss for the three months ended June 30, 2008 was $1,519,905, compared to a net loss of $1,146,967 for the three months ended June 30, 2007. We had no income tax expense for either of the periods presented.

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

Revenues

Revenues for the nine months ended June 30, 2008 were $7,332,250, representing a decrease of $985,942 or 12% from $8,318,192 in revenues for the nine months ended June 30, 2007. The decrease is primarily due to lower HSS and LRAD revenue, partially offset by an increase in NeoPlanar revenue. Revenues for the nine months ended June 30, 2008 included $6,888,597 of product sales and $443,653 of contract, license and other revenues. Revenues for the nine months ended June 30, 2007 included $7,946,836 of product sales and $371,356 of contract, license and other revenues. Revenues for the nine months ended June 30, 2008 were lower than planned due to the deferral of a $1.1 million LRAD-X order to the United Arab Emirates to the quarter ending September 30, 2008 at the customer’s request. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the nine months ended June 30, 2008, we recognized $162,501 in contract revenue representing the ratable earned revenue under a three year license agreement. At June 30, 2008, there was no revenue unearned under this agreement. At June 30, 2008, we had aggregate deferred license revenue of $254,580 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the nine months ended June 30, 2008 was $2,929,304, or 40% of revenues, compared to $4,075,650, or 49% of revenues, for the nine months ended June 30, 2007. The decrease in gross profit was principally the result of the decreased sales of our HSS and LRAD products during the period and lower gross margins on sales resulting from higher production cost on the initial units of LRAD-X products, increased warranty expense, and lost absorption of fixed overhead cost because of lower sales volumes. The gross margin is expected to improve over time as we increase volume and improve sourcing and costing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2008 increased $97,438 to $5,513,868, or 75% of revenues, compared to $5,416,430, or 65% of revenues, for the nine months ended June 30, 2007. The increase in selling general and administrative expenses was primarily attributed to increased non-cash share-based compensation expense of $587,000 and increased marketing expense for trade shows of $53,000, offset by a reduction of $336,000 of professional fees, $92,000 of reduced sales commissions, and $123,000 for reduced staffing levels.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the nine months ended June 30, 2008 and 2007 of $1,350,718 and $763,558, respectively.

Research and Development Expenses

Research and development expenses increased $1,219,356 to $2,835,201, or 39% of revenues, for the nine months ended June 30, 2008, compared to $1,615,845, or 19% of revenues, for the nine months ended June 30, 2007. This increase in research and development expenses was primarily due to an increase of $662,000 in consulting, prototypes and testing for product development of our LRAD-X product line, a $286,000 increase for the impairment of patents, $71,000 net increase for severance costs resulting from staffing reductions offset by lower salaries and benefits for reduced headcount, and $219,000 increase in non-cash share-based compensation related to SFAS 123(R).

Included in research and development expenses for the nine months ended June 30, 2008 was $313,348 of SFAS No. 123(R) non-cash share-based compensation costs. A total of $94,126 of non-cash share-based compensation costs was included for the nine months ended June 30, 2007.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first three quarters of fiscal 2008 identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $310,347 during the nine months ended June 30, 2008, compared to a reduction of $24,695 from the disposal of patents in the nine months ended June 30, 2007.

Loss from Operations

Loss from operations was $5,419,765 for the nine months ended June 30, 2008, compared to loss from operations of $2,956,625 for the nine months ended June 30, 2007. The increased loss from operations is attributable to the decline in sales, increased research and development expense and increased share-based compensation expense compared to the prior year.

Other Income (Expense)

During the nine months ended June 30, 2008, we earned $151,313 of interest income on our cash balances compared to $295,852 of interest on our cash balances during the nine months ended June 30, 2007. During the nine months ended June 30, 2008, we recorded a financing expense for estimated liquidated damages of $108,821 based on our registration rights agreements executed in connection with our 2005 and 2006 financings as a result of filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 past the extended due date of December 31, 2007. In the nine months ended June 30, 2007, we recorded a similar finance expense of $32,890 for liquidated damages for filing our Annual Report on Form 10-K for September 30, 2006 past the filing date.

Net Loss

The net loss for the nine months ended June 30, 2008 was $5,377,273, compared to a net loss of $2,693,663 for the nine months ended June 30, 2007. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We experienced negative cash flow from operating activities in the quarter ended June 30, 2008. We expended cash to develop, introduce and market our proprietary sound technologies. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash and cash equivalents at June 30, 2008 was $3,152,636 compared to $6,414,537 at September 30, 2007. The decrease in cash was primarily the result of the operating loss.

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

Cash Flows

Operating Activities

Our net cash used for operating activities was $3,002,373 for the nine months ended June 30, 2008 compared to $3,682,408 used for operating activities for the nine months ended June 30, 2007. Cash generated from operating activities for the nine months ended June 30, 2008 included $76,772 from decreased inventories, $114,709 from increased accounts payable and $675,466 for increased accrued liabilities. Operating cash usage during the nine months ended June 30, 2008 included the $5,377,273 net loss, decreased by expenses not requiring the use of cash of $2,260,119, a $662,668 increase in trade accounts receivable, a $59,026 increase in prepaid expenses and warranty settlements of $30,472. Cash used in operating activities for the nine months ended June 30, 2007 included the $2,693,663 net loss, reduced by expenses not requiring the use of cash of $1,209,770, a $906,364 increase in inventory, warranty settlements of $508,450, $469,788 for decreased accrued liabilities, $1,072,871 for decreased accounts payable and a $29,285 increase in prepaid expenses, partially offset by cash generated from a decrease in accounts receivable of $788,243.

At June 30, 2008 we had working capital of $6,395,825, compared to working capital of $9,772,075 at September 30, 2007.

At June 30, 2008, we had accounts receivable of $1,600,897, compared to $938,229 in accounts receivable at September 30, 2007. The level of trade accounts receivable at June 30, 2008 represented approximately 53 days of revenues compared to 55 days of revenues at September 30, 2007. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $99,355 for the nine months ended June 30, 2008 and $42,273, offset by proceeds of $1,500 from the sale of assets, for the nine months ended June 30, 2007. Cash used for investment in new patents was $160,173 for the nine months ended June 30, 2008 and $70,861, offset by proceeds of $35,000 from the sale of patents, for the nine months ended June 30, 2007. We anticipate continued capital expenditures for patents during the balance of fiscal year 2008.

Financing Activities

There was no cash provided by financing activities for the nine months ended June 30, 2008, compared to net cash proceeds from the exercise of warrants of $817,662 and cash proceeds from the exercise of stock options of $42,600 for the nine months ended June 30, 2007.

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

We are exposed to some market risk through interest rates related to our investment of current cash and cash equivalents of approximately $3 million at June 30, 2008. Based on this balance, a change of one percent in interest rate would cause an annual change in interest income of $31,526. The risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. In addition, a small percentage of our component purchases are denominated in Euros. Exchange rate volatility could negatively or positively impact those operating costs.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

We held our Annual Meeting of Shareholders on May 14, 2008. The matters voted upon at the meeting included (a) the election of all five directors, and (b) ratification of the selection of Squar, Milner, Peterson, Miranda, & Williamson, LLP as the Company’s independent registered public accounting firm for our fiscal year ending September 30, 2008. The votes cast with respect to these matters were as follows:

1.	Election of Directors

Nominee	Number of shares Voted For	Number of shares Withheld
Elwood G. Norris	21,769,050	437,587
Thomas R. Brown	21,810,183	396,454
Daniel Hunter	21,615,700	590,937
Raymond C. Smith	21,644,590	562,047
Laura M. Clague	21,607,440	599,197

2.	Proposal to ratify the selection of Squar, Milner, Peterson, Miranda, & Williamson, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2008.

For	Against	Abstain	Broker - No Vote
21,007,728	1,139,906	59,003	—

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated August 4, 2008 regarding fiscal Q3 2008 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 4, 2008	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)