Form 10-K
period 2008-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2008-12-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $50,680,005* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2008. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,535,207 shares of common stock, par value $.00001 per share, as of November 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2008.

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

Overview

American Technology Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products for applications ranging from focusing digital signage advertising on a customer at ten feet to protecting assets by communicating with and deterring threats over distances greater than 500 meters. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic Device or LRAD® is pioneering a new worldwide market for directional long-range acoustic hailing and warning devices capable of communicating with authority and clarity over 500 meters. We also believe we are the leader in commercializing parametric speakers, branded as HyperSonic® sound or HSS®.

We have 41 patents issued worldwide covering our various sound technologies, of which 38 are patents issued in the United States. We also have 59 pending patent applications worldwide, of which 29 are pending patent applications in the United States.

Technology and Products

Our four major technology platforms and related products are:

LRAD®

Our Long Range Acoustic Device or LRAD is a technology breakthrough that creates a directed acoustic beam using low power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree beam and a range of over 500 meters. LRAD can emit powerful voice commands, prerecorded messages in multiple languages or loud and piercing deterrent tones to create a safety zone allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marines and Coast Guard, as well as commercial vessels and public safety entities around the globe since the spring of 2003.

We have expanded our market penetration by developing new products to meet customer operational needs. In fiscal 2007, we introduced the LRAD-R, a remotely-controlled device with integrated sensors that can be operated from a separate command-control center. In fiscal 2008, we introduced our LRAD-X product line. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. The LRAD-X series includes:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 100X is portable and designed for use in a variety of mass notification and commercial security applications. It is ideally suited for short-range perimeter security and it adds highly intelligible sound/communication resources into traditional camera-based security networks in an integrated package.

•

LRAD-RX is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head and an integrated IP-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution. The LRAD-RX can be operated remotely from anywhere across a TCP/IP network enabling system operators to respond to security threats from a safe remote environment. The LRAD-RX is aimed and controlled by our proprietary pan and tilt drive system. We designed and engineered this pan and tilt drive system during fiscal 2008 to meet the demanding specifications of customers that deploy these devices on large vessels, offshore oil and other platforms. The LRAD-RX can be integrated with a number of other sensors (radar, camera, etc.) creating a fully integrated unmanned perimeter security solution.

HSS®

Our HyperSonic sound, or HSS, proprietary parametric speaker technology creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies above the normal range of hearing. The HSS sound beam is highly directional and maintains sonic clarity and intelligibility. Our HSS products are compatible with any media player but beam sound where you want it and nowhere else. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction. We currently offer our HSS 450 speaker system with a 5 by 10 inch emitting surface and our HSS 460 with double the emitting surface area.

SoundSaber®

Our SoundSaber thin film magnetic speaker technology, the predominant product from our NeoPlanar speaker line, provides high clarity throughout the audio range for emergency and mass notification, public address and high-end sound applications. SoundSaber products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. Our SoundSaber line of hardened panels provide improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities and are capable of delivering highly intelligible audio in excess of 500 meters. We offer SoundSaber panels in a variety of sizes for custom installation and packaged for installation in mass notification applications.

SoundVector™

Our SoundVector technology is a patent-pending, economical and scalable directional sound technology for replacing sound pollution generating omni-directional alarm signals, sirens, hazard signals and other directed warnings or tones. We currently license this technology to others to incorporate into products.

Our results of operations depend on our sales of audio products and systems in the commercial and government markets. Our products are sold worldwide with the United States currently our largest market. Although we believe we are the leader in directed sound products, we are still in the early stage of targeting new markets. We believe that the growth in defense, homeland security and border patrol security, as well as related risk management spending by commercial and maritime customers, provides a growing market for our sound products to be used for intelligible communication and notification over long distances.

Recent Developments

In the fiscal year ended September 30, 2008, we accomplished the following:

•	Introduced a completely reengineered LRAD product line, the LRAD-X series, a more powerful, highly intelligible, rugged line of acoustic hailing and warning devices.

•

Introduced the LRAD-RX incorporating an LRAD 1000X on our proprietary pan and tilt drive system, which we believe to be a heavy-duty, environmentally rugged “best in class” pan and tilt drive system with broad application to drive our products as well as other devices.

•	Shipped our first units under the SPS Block 0 award and continue to expand our sales to the U.S. Navy.

•	Shipped our first portable LRAD, the 100X, to customers in the U.S. Military and to customers in Southeast Asia.

•	Further developed our distribution channel signing new sales representatives in South America, Korea and Japan.

•	Entered into a sales representative agreement with Anchor Innovations to expand sales into maritime markets.

•	Continued to manage our balance sheet and control expenses while investing in new product development and markets.

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

A major initiative for fiscal 2009 is to accelerate revenue growth by increasing direct sales to military, larger commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our senior executive and sales and marketing personnel are focused primarily on the government, military, homeland and international security, private and commercial maritime and digital signage markets. We will continue to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers.

We intend to continue to promote the expansion of markets and customers for directed sound. Our expanding target markets include the military, law enforcement, first responders, maritime security, homeland and international security and private and commercial security applications. We believe these markets and others provide attractive opportunities for our products. Our goals are to continue to expand market penetration for our LRAD products and to expand markets for our HSS and SoundSaber products for use in a wide range of commercial applications and mass notification systems.

We have established a reputation for providing innovative sound solutions and have increased our brand recognition for LRAD and HSS. We actively promote our brands on our products and through our licensing arrangements. We intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our new line of LRAD-X products. We have ongoing development efforts to further improve our products’ performance and quality. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are substantially different from mass produced sound transducer designs, and our manufacturing and assembly involves new processes and materials. We do not believe our products have been produced in sufficient quantities to be considered mass produced. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement more rigorous manufacturing and quality processes to track production and field failures. We have developed custom manufacturing equipment used to automate the production of key HSS and SoundSaber sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

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

Sales and Marketing

We market and sell products and services through our sales force based in San Diego, California, Maine and Washington. Our corporate and administrative offices are located in San Diego, California.

We make direct sales to larger end-users and defense-related companies. We use independent representatives to assist us in these efforts. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers and system integrators who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

Customer Concentration

For the fiscal year ended September 30, 2008, revenues from two customers, ADS, Inc., and Advanced Integrated Systems accounted for 17% and 10% of revenues, respectively. For the fiscal year ended September 30, 2007, revenues from two customers, ADS, Inc. and Genesisone General Trading & Supply, accounted for 18% and 10% of revenues, respectively with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $351,300 at September 30, 2008 compared to $1,000,500 at September 30, 2007. The amount of backlog at any point in time is dependant upon scheduled delivery dates by our customers and product lead times. Backlog orders are subject to modification, cancellation or rescheduling by our customers.

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

Competition

Our technologies and products compete with those of other companies. The consumer, commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Manufacturers of consumer and commercial speakers include Harman International, Boston Acoustics and many others. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to further technological and new product developments. We believe we compete primarily on the originality of our concepts, the uniqueness and quality of our technology and designs, the ease and cost of manufacturing and implementing our technologies, the ability to meet customer needs, the strength of our intellectual property and the strength of licensee and contract supply arrangements. We may not, however, be competitive with the existing or future products, technologies or services of our competitors.

We believe our LRAD products are the leading acoustic hailing and warning products in the market for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Technomad and others. We do not believe these competitors have achieved significant market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost.

We believe HSS is the leading parametric speaker with little direct competition to date. Companies such as Brown Innovations and others have employed domes and other techniques to try to focus or contain sound for directed sound applications such as point-of-sale. We do not believe these methods are directly competitive to HSS in ease of use, cost and performance. Although others have attempted to use parametric speaker concepts to produce sound, we do not believe they have progressed to the point of cost-effective and directly competitive commercial products as compared to HSS. Holosonic Research Labs produces a parametric speaker called the Audio Spotlight. Sennheiser Electronics has announced a parametric speaker product called the AudioBeam Master and Mitsubishi has a parametric speaker product which is sold in Japan. These companies employ electrostatic and piezoelectric emitter devices, which we believe have lower output and are more expensive than our proprietary emitters. However, these parametric speaker competitors or others may introduce products with features and performance competitive to our products.

We believe our SoundSaber technology is novel and has distinct market attributes compared to existing and competing flat panel and traditional speaker designs. We believe our SoundSaber technology produces high intelligibility and reliability for a range of consumer, commercial and government applications. Other companies that compete in the flat panel market include, but are not limited to high-end electrostatic flat panel manufacturers such as Martin Logan and others, and NXT Plc and its licensees employing the NXT flat panel technology, which uses a magnetic actuator to produce vibrations over a rigid panel. We are not aware of companies offering flat panel technology comparable to our SoundSaber products, but others may introduce products with competitive features and performance.

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

Government Regulation

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations, including, among others, the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). We maintain controls and procedures to comply with laws and regulations associated with our international operations. If we are unable to remain compliant with such laws and regulations, our business may be adversely affected.

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

We have a substantial base of intellectual property assets. We have 41 patents issued worldwide, of which 38 are in the U.S. We also have approximately 59 patents pending worldwide, of which 29 are in the U.S. on our proprietary sound technologies. Our issued patents expire between 2010 and 2025. We are preparing and intend to file other sound technology patent applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively in the sound reproduction industry. We believe this is especially important to protect our leadership position in parametric acoustics, which we use in our HSS products.

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

We invest significant management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including HYPERSONIC®, HYPERDIRECTIONAL®, HSS®, LRAD®, PMT®, SOUNDSABER® and SHAPING THE FUTURE OF SOUND®. Trade names or trademarks may not be successfully maintained, defended or protected.

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

We are obligated to pay a $2.50 per unit royalty on one electronic component for our HSS product. We are also obligated to pay Elwood G. Norris, our Chairman, a 2% royalty on net sales from certain of our technologies, of which only HSS is a current offering of our company. The royalty obligation discontinued in October 2008 under the terms of Mr. Norris’ amended employment agreement dated November 5, 2008. No royalties were paid or recorded under this agreement in the fiscal years ended September 30, 2008 or 2007, as these royalties were immaterial and were waived by Mr. Norris. The amounts of the royalties waived were $14,266 and $26,112 for the years ended September 30, 2008 and 2007, respectively. We may owe royalties in future periods based on actual sales or technology revenues.

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

For the fiscal years ended September 30, 2008 and 2007, we spent approximately $3.4 million and $2.3 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of American Technology Corporation and their ages and business experience are set forth below.

Elwood G. Norris, age 70, has been a director of our company since August 1980. Mr. Norris served as Chief Executive Officer from October 2000 until February 2003. He currently serves as Chairman of the Board, an executive position, in which he serves in a technical advisory role to our company and acts as a spokesman for our products. He served as President from August 1980 to February 1994. Mr. Norris managed our research and development activities as Chief Technology Officer through December 2000. From 1988 to November 1999, he was a director and Chairman of e.Digital Corporation, a public company engaged in electronic product development, distribution and sales. During that period, he also held various other executive officer positions at e.Digital. From August 1989 to October 1999, he served as director and held various executive officer positions with Patriot Scientific Corporation, a public company engaged in intellectual property licensing. He is an inventor with 47 U.S. patents, primarily in the fields of electrical and acoustical engineering. He is the inventor of our HyperSonic Sound and other technologies.

Thomas R. Brown, age 58, has been a director of our Company since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the

Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University in 1973. Mr. Brown is also a certified public accountant.

Katherine H. McDermott, age 48, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the chief financial officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Norman Carmichael, age 42, was appointed Vice President, Operations in October 2008. Mr. Carmichael has been with the Company four of the past five years, most recently serving as the Company’s Director of Operations. Between his current and prior employment with the Company, Mr. Carmichael was the Director of Supply Chain Management for Continuous Computing Corporation from 2005 to 2006. Prior to initially joining the Company in October 2003, Mr. Carmichael was the Director of Materials for Copper Mountain Networks and held positions at Deloitte Consulting and IBM Global Services as a manufacturing and supply chain consultant. Mr. Carmichael holds a B.S. in Business Management from the University of Phoenix.

Employees

At September 30, 2008, we employed a total of 33 people. Of such employees, 7 were in research and development, 13 were in production, quality assurance and materials control, 8 were in general and administrative and 5 were in marketing, sales and licensing. We also lease technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

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

We have incurred significant operating losses and anticipate continued losses in fiscal 2009. At September 30, 2008 we had an accumulated deficit of $73,861,411. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or maintain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

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

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the NASDAQ Stock Market. Our ability to obtain financing is further constrained by the current economic conditions. The recent credit crisis and other related trends affecting the capital markets have caused significant reductions in capital availability. Many lenders and institutional investors have ceased funding even the most credit-worthy entities. In addition, we may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted.

Two customers accounted for 27% of our total revenues for fiscal year 2008. We expect to continue to be dependent on a limited number of customers.

Two customers accounted for 17% and 10% of total revenues for the fiscal year 2008, respectively. Historically our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

As has been widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

We purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and subject to fluctuations in foreign currency exchange rates. Increases in our cost of purchasing these items could negatively impact our financial results if we are not able to pass these increased costs on to our customers.

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

Our LRAD, HSS, SoundSaber and SoundVector technologies have had only limited market acceptance and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from our sound products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our HSS product took longer than anticipated by management and the introduction of future products, if any, could also be subject to delays. Customers may not accept our current products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase, depending on the product. At September 30, 2008, we had a warranty reserve of $235,174. In prior years, we recorded substantial warranty reserves for early versions of our HSS products and have limited history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of approximately $1.6 million. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, any of which could result in our failure to achieve our revenue expectations.

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

We sell our products worldwide. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	changes in tariff regulations;

•	political instability, war, terrorism and other political risks;

•	foreign currency exchange rate fluctuations;

•	establishing and maintaining relationships with local distributors and dealers;

•	lengthy shipping times and accounts receivable payment cycles;

•	import and export control and licensing requirements;

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	greater difficulty in safeguarding intellectual property than in the U.S.; and

•	difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products. Failure to comply with U.S. and foreign governmental laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. and foreign governments.

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

We have current government contracts and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses who sell to governments.

In fiscal 2008, direct and indirect sales to the U.S. government accounted for approximately 50% of our total net sales. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our product to U.S. government agencies and organizations is subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The recent election and changes in political leadership could affect future U.S. Department of Defense’s military initiatives and homeland security spending. We can’t be assured that the military’s interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of September 30, 2008, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, or if our auditors are unable to express an unqualified opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

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

If the effective registration statements relating to these financings are unavailable for any reason, including any failure to maintain current and timely SEC filings, and selling stockholders are unable to re-sell their shares purchased in the financings or acquired upon exercise of related warrants, we could be obligated to pay substantial daily liquidated damages that could have a material adverse effect on our results of operations and financial condition.

Our common stock may be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In October 2008, we were notified by Nasdaq that we failed to meet the listing standards by failing to maintain a bid price of $1.00 and that we had until March 31, 2009 to regain compliance. Failure to satisfy the Nasdaq continued listing standards could lead to a delisting of our common stock from Nasdaq. On October 16, 2008, Nasdaq announced that it had temporarily suspended its minimum bid price and market value of public float requirements for continued listing through January 16, 2009. As a result of this suspension, Nasdaq subsequently notified us that our deadline for regaining compliance has been extended to July 6, 2009. Nasdaq adopted this measure to help companies remain listed in view of the extraordinary market conditions following the recent turmoil in the global economy and stock markets. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Nevertheless, our failure to satisfy other continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2008, we had outstanding options granted to our employees, directors and consultants to purchase 3,226,200 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 2,936,693 shares of our common stock. At September 30, 2008, the exercise prices for the options and warrants ranged from $1.31 to $9.48 per share. The issuance of shares of common stock issuable upon the exercise of convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2007 and 2008:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2007
First Quarter	$5.20	$3.44
Second Quarter	$4.98	$3.48
Third Quarter	$3.98	$3.17
Fourth Quarter	$4.39	$2.96
Fiscal Year Ending September 30, 2008
First Quarter	$3.97	$1.90
Second Quarter	$2.38	$1.60
Third Quarter	$2.35	$1.46
Fourth Quarter	$1.61	$0.54

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 30,535,207 shares issued and outstanding by 1,050 holders of record of our common stock at November 26, 2008.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past two years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis set forth below in this section should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

In fiscal 2008, we completed the development and introduced a new generation of LRAD products called the LRAD-X. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our new product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 100X is designed for use in a variety of mass notification and commercial security applications. It is ideally suited for short-range perimeter security and it adds highly intelligible sound/communication resources into traditional camera-based security networks in an integrated package.

•

LRAD-RX is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and IP-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution.

We incurred $3.4 million of research and development expense during fiscal 2008, an increase of 47% over the prior year. Much of the increase is attributable to the development of our enhanced LRAD-X product line. These products have been well received by our military customers and interest has been strong for other potential applications. We believe these products provide increased opportunities in government and commercial markets and allow us to continue as the leader in this market. Initial shipments of LRAD-X products began in March 2008 with our first deliveries to the U.S. Navy. The final product in the LRAD-X product line, the more portable LRAD 100X, launched in the beginning of the fourth quarter.

We incurred net losses of $6,360,276 and $5,560,848 in the fiscal years ended September 30, 2008 and 2007, respectively. We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We have developed an operating plan for fiscal 2009 and believe we have adequate financial resources to execute the plan and to sustain operations for the next twelve months. Our operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling and administrative costs. Nevertheless, our operating results will depend on future product sales levels and other factors, some of which are beyond our control. If required, we have flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses.

Business Outlook

We recorded revenues of $11.2 million for the fiscal year ended September 30, 2008, a 13% increase over prior year’s revenues of $9.9 million. Gross profit improved from $3.4 million (34% of revenue) in the year ended September 30, 2007 to $4.4 million (39% of revenue) in the year ended September 30, 2008. In fiscal year 2007, our gross profit margin was negatively impacted by an inventory reserve adjustment of $1.3 million due to a restructured order from a large HSS customer. This impact was partially offset by a change in our estimate of warranty reserve for the LRAD product line, resulting in a favorable adjustment of $304,000. In fiscal year 2008, our gross profit margin was favorably impacted by increased unit shipments in the amount of $792,000, offset by start-up production costs on initial shipments of the new LRAD-X product line. We expect LRAD gross profit margins to improve as production volume increases. Our operating loss for our fiscal year ended September 30, 2008 increased by $509,000 to $6.4 million primarily due to increased research and development and non-cash share-based compensation expenses.

In fiscal 2008, our operating expenses of $10.9 million represented an increase of $1.5 million compared to the prior year. Fiscal 2008 operating expenses included $2.2 million of non-cash share-based compensation costs under Statement of Financial Accounting Standard No. 123(R), an increase of $818,000 from the prior year. In addition, we increased spending in research and development by $516,000 to develop and launch the LRAD-X product line and increased the impairment of patents by $319,000. These increases were partially offset by decreased legal, auditing and accounting costs of $439,000 from the prior year.

In fiscal year 2009, we anticipate our revenues will grow, primarily due to the increased acceptance of our LRAD, HSS and SoundSaber products. We believe we have a solid technology and product foundation for business growth. We have had positive response to our new LRAD-X product line and we have additional technologies and products planned for fiscal 2009. We have strong market opportunities within the government and military sector, as well as increased commercial applications, especially with continued global threats to both governments and commerce where our LRAD products have proven to be effective at hailing and notification for force and asset protection. Our selling network has expanded to include a number of key integrators and sales representatives within the United States, as well as in a number of worldwide locations. However, we may face challenges in fiscal 2009 from extreme international market conditions that are severely restricting credit and disrupting major economies. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business.

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

Revenue Recognition. We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as product sales and (ii) contract and license fee revenues. Product sales revenues are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on our part. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped by the licensee incorporating our patented proprietary technologies. Revenues are recognized in the period when the ultimate customer accepts the product and collectability is reasonably assured.

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), using the modified prospective method which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense includes awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the EITF in Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.

Allowance for doubtful accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis due to a limited number of customers. We base these estimates on many factors including customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. For the fiscal year ended September 30, 2008, we reviewed the carrying value of our inventory and increased the inventory reserve by $217,329 primarily to reserve for excess HSS components and certain other slow moving components associated with our older generation of products and changes in demand.

Valuation of Intangible Assets. Intangible assets consist of patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal year ended September 30, 2008, we reviewed the carrying value of our intangible assets and reduced it by $372,615 due to certain assets that are no longer consistent with our business strategy and whose expected future value has decreased.

Warranty Reserve. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. In the fiscal year ended September 30, 2007, we analyzed our warranty rate for our LRAD product and reduced the reserve rate by $304,000 based on historical experience. The warranty reserve at September 30, 2008 was $235,174, compared to $182,247 as of September 30, 2007. We evaluate the adequacy of this reserve each reporting period.

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

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the notes to our consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.” See page 42 of our consolidated financial statements for further discussion.

Segment Information

We are engaged in the design, development and commercialization of directed sound technologies and products. We present our business as one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). Our chief operating decision making officer reviews financial information on sound products on a consolidated basis.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2008 and 2007

Revenues

Revenues increased $1,289,062, or 13%, in the fiscal year ended September 30, 2008 to $11,189,942 compared to $9,900,880 for the fiscal year ended September 30, 2007. Fiscal year 2008 revenues included $10,647,935 of product sales and $542,007 of contract and license and other revenue. Fiscal year 2007 revenues included $9,424,305 of product sales and $476,575 of contract and license revenue. The increase in fiscal year 2008 revenues reflected an increase in LRAD revenue from $7,700,138 in fiscal 2007 to $9,152,962 in fiscal 2008, due primarily to the launch of the new LRAD-X products and expanded sales distribution. HSS revenues decreased from $1,305,583 in fiscal year 2007 to $713,294 in 2008, as demand from certain key customers in the digital signage and in-store broadcasting markets declined.

In fiscal 2005, we entered into a license agreement that contained multiple elements. Based on our evaluation of the agreement under the guidance of EITF Issue No. 00-21, we determined this arrangement did not qualify for multiple element accounting and revenue was recognized ratably over the three-year term of the agreement. We recognized contract revenues of $162,500 and $216,667 for the fiscal years ended September 30, 2008 and 2007, respectively, representing the ratable earned revenue under the three-year agreement. At September 30, 2008, the contract ended and all revenue had been recognized. Subsequent to September 30, 2008, the Company entered into a 60 day agreement with this licensee, whereby the licensee will pay a per unit royalty fee for product sales which use our license. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the year ended September 30, 2008 was $4,410,729, or 39% of total revenues, compared to $3,392,025, or 34% of total revenues, for the year ended September 30, 2007. For the fiscal year ended September 30, 2007, our gross profit was negatively impacted by an adjustment of $1,313,486 for obsolete inventory. This charge was partially offset by a reduction in warranty expense of $304,000 due to a change in estimate for LRAD warranty. For the fiscal year ended September 30, 2008, our gross profit was favorably impacted by increased volume in the amount of $792,000, offset by start-up production costs on initial shipments of the new LRAD-X product line. We expect our LRAD gross profit percentage to improve as production volume increases.

Our products have varying gross margins, so product sales mix materially affects gross profit. In addition, we continue to make product updates and changes, including raw material and component changes that may impact product costs. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2008 increased $449,819 to $7,502,641, or 67% of total revenues, compared to $7,052,822, or 71% of total revenues, for the year ended September 30, 2007. The increase in expense is primarily due to a $603,057 increase in non-cash share-based compensation expense, a $315,129 increase in commission expense for outside sales representatives which was partially offset by decreased legal, audit and accounting fees of $439,025.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the fiscal years ended September 30, 2008 and 2007 of $1,872,153 and $1,269,096, respectively.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. During fiscal year 2007, we incurred a significant amount of outside consultant, legal and audit fees to comply with the Sarbanes-Oxley Act (particularly Section 404), relating to management’s assessment of internal control over financial reporting and in 2007 for a voluntary review of our historical stock options and stock grants. We expect to incur continuing audit fees and other costs in fiscal year 2009 to comply with the Sarbanes-Oxley Act and to continue to improve our internal control over financial reporting and procedures.

Research and Development Expenses

Research and development expenses increased $1,078,146 to $3,354,461, or 30% of total revenues, for the year ended September 30, 2008, compared to $2,276,315, or 23% of total revenues, for the year ended September 30, 2007. This increase in research and development expenses was primarily due to $515,798 of cost to develop the new LRAD-X products, $319,420 for the impairment of patents and $214,884 increase in non-cash compensation costs.

Included in research and development expenses for the year ended September 30, 2008 was $363,208 of non-cash share-based compensation costs. A total of $148,324 of non-cash compensation costs was included for the year ended September 30, 2007. During fiscal years 2008 and 2007, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal years ended September 30, 2008 and 2007 by $372,615 and $88,195, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. Based on current plans and engineering staffing, we expect fiscal year 2009 research and development costs to be reduced from expenditures made in fiscal year 2008.

Loss From Operations

Loss from operations was $6,446,373 for the year ended September 30, 2008, compared to a loss from operations of $5,937,112 for the year ended September 30, 2007. The increase in loss from operations resulted primarily from the increased research and development and non-cash share-based compensation costs, offset by increased gross profit.

Other Income (Expense)

During the year ended September 30, 2008, we earned $171,537 of interest income on our cash balances. We also incurred $85,440 of other expense for the year ended September 30, 2008 related to liquidated damages in connection with the late filing of our September 30, 2007 Annual Report on Form 10-K. During the year ended September 30, 2007, we earned interest income on our cash balances of $376,264.

Net Loss

Our net loss increased 14% to $6,360,276, or $0.21 per share for the year ended September 30, 2008, compared to a net loss of $5,560,848, or $0.18 per share, for the year ended September 30, 2007.

Liquidity and Capital Resources

We continue to experience significant negative cash flow from operating activities that includes developing, introducing and marketing our proprietary sound technologies. We have financed our working capital requirements through financing activities in prior years and through cash generated from product sales, contract and license fees. Cash and cash equivalents at September 30, 2008 was $2,694,869 compared to $6,414,537 at September 30, 2007. The decrease in cash was primarily the result of the operating loss.

Other than cash and cash equivalents and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce and manage inventory levels; and

•	product acceptance in new markets.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Operating Activities

Our net cash used in operating activities was $3,409,932 for the fiscal year ended September 30, 2008 compared to $4,132,937 for the fiscal year ended September 30, 2007. Cash used in operating activities for the fiscal year ended September 30, 2008 included the $6,360,276 net loss, reduced by expenses not requiring the use of cash of $3,451,191, a $1,291,426 increase in accounts receivable and a $158,583 increase in warranty settlements. Cash generated from operating activities included $695,199 decrease in inventory, $192,273 increase in accounts payable, $8,176 decrease in prepaid expenses and a $53,514 increase in accrued liabilities. Cash used in operating activities for the fiscal year ended September 30, 2007 included the $5,560,848 net loss, reduced by expenses not requiring the use of cash of $2,815,756, a $1,132,385 reduction in accounts payable, increased inventory of $679,175, increased warranty settlements of $546,166, a $485,201 decrease in accrued liabilities, and a $15,770 increase in prepaid expenses. Cash was generated from a $1,470,852 decrease in accounts receivable.

At September 30, 2008, we had working capital of $6,105,286 compared to working capital of $9,772,075 at September 30, 2007. This decrease was primarily a result of the operating loss.

At September 30, 2008, we had accounts receivable of $2,210,526. This compares to $938,229 in accounts receivable at September 30, 2007. The level of trade accounts receivable at September 30, 2008 represented approximately 72 days of revenues compared to 35 days of revenues at September 30, 2007. The increase in days was due to a higher level of sales in the fourth quarter of 2008 of $3,857,693, compared to $1,582,688 in the fourth quarter of 2007. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. Cash used in investing activities for capital expenditures was $121,265 and $78,936 in the fiscal years ended September 30, 2008 and 2007, respectively. Cash used for investment in new patents was $189,136 and $166,694 in the fiscal years ended September 30, 2008 and 2007, respectively. We anticipate continued expenditures for patents in fiscal 2009 and expect other capital expenditures to increase a small amount as we continue to invest in new technologies.

Financing Activities

There was no cash provided by financing activities for fiscal 2008 compared to fiscal year 2007 when we received $860,262 of proceeds from the exercise of warrants and stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

Our independent registered public accounting firm, Squar, Milner, Peterson, Miranda and Williamson, LLP, has issued an audit report, which immediately follows in this Form 10-K, on the effectiveness of our internal control over financial reporting

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2008 in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

American Technology Corporation:

We have audited the internal control over financial reporting of American Technology Corporation (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included under item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended September 30, 2008 and 2007, of American Technology Corporation and our report dated December 4, 2008, expressed an unqualified opinion on those consolidated financial statements.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 4, 2008

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2009 (the Proxy Statement).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Consolidated Financial Statements and Schedules:

The following consolidated financial statements and financial statement schedule are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	Royalty Agreement between American Technology Corporation and Elwood G. Norris dated September 3, 1985. Incorporated by reference to Exhibit 6.2 on Form 10-SB effective August 1, 1994.+

10.2	Assignment of Technology Agreement between American Technology Corporation and Elwood G. Norris dated March 2, 1992. Incorporated by reference to Exhibit 6.3 on Form 10-SB effective August 1, 1994.+

10.2.1	Addendum Agreement to Assignment of Technology Agreement between American Technology Corporation and Elwood G. Norris dated December 2, 1996. Incorporated by reference to Exhibit 10.3.1 on Form 10-KSB for year ended September 30, 1996, dated December 13, 1996.+

10.3	Amended and Restated Employment Agreement dated as of November 5, 2008 between American Technology Corporation and Elwood G. Norris. +*

10.4	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.4.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.5	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.6	Securities Purchase Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.1 on Form 8-K filed July 19, 2005.

10.7	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.8	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.9	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.10	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.11	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.12	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.13	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.14	Sublease between American Technology Corporation and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.15	Securities Purchase Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.1 on Form 8-K filed August 8, 2006.

10.16	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.17	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.18	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.19	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 4, 2008.+

21.	Subsidiaries of the Registrant

21.1	Subsidiary of American Technology Corporation.*

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

99.	Additional Exhibits

99.1	Press Release dated December 4, 2008*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibit 10.13 is included as a management contract given that a trust affiliated with an officer, director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to this exhibit.

American Technology Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Technology Corporation:

We have audited the consolidated balance sheets of American Technology Corporation (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Technology Corporation as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 4, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 4, 2008

American Technology Corporation

Consolidated Balance Sheets

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,694,869	$6,414,537
Accounts receivable, less allowance of $247,625 and $228,496 for doubtful accounts	2,210,526	938,229
Inventories, net	2,890,219	3,802,747
Prepaid expenses and other	251,390	259,566

Total current assets	8,047,004	11,415,079
Property and equipment, net	292,094	422,027
Patents, net	1,058,186	1,363,595
Deposits	58,265	58,265

Total assets	$9,455,549	$13,258,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$963,915	$771,642
Accrued liabilities	977,803	871,362

Total current liabilities	1,941,718	1,643,004

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	81,374,937	79,116,792
Accumulated deficit	(73,861,411)	(67,501,135)

Total stockholders’ equity	7,513,831	11,615,962

Total liabilities and stockholders’ equity	$9,455,549	$13,258,966

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2008	2007
Revenues:
Product sales	$10,647,935	$9,424,305
Contract, license and other	542,007	476,575

Total revenues	11,189,942	9,900,880
Cost of revenues	6,779,213	6,508,855

Gross profit	4,410,729	3,392,025

Operating expenses:
Selling, general and administrative	7,502,641	7,052,822
Research and development	3,354,461	2,276,315

Total operating expenses	10,857,102	9,329,137

Loss from operations	(6,446,373)	(5,937,112)

Other income (expense):
Interest income	171,537	376,264
Finance expense	(85,440)	—

Total other income	86,097	376,264

Net loss	$(6,360,276)	$(5,560,848)

Net loss per share of common stock—basic and diluted	$(0.21)	$(0.18)

Average weighted number of common shares outstanding—basic and diluted	30,535,207	30,326,050

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances September 30, 2006	30,083,227	$301	$74,663,660	$(61,060,587)	$13,603,374
Cumulative-effect adjustment of adopting FASB Staff Position No. EITF 00-19-2	—	—	2,101,000	(879,700)	1,221,300

Balances October 1, 2006 (as adjusted)	30,083,227	$301	$76,764,660	$(61,940,287)	$14,824,674
Issuance of common stock:
Upon exercise of stock options	10,000	—	42,600	—	42,600
Upon exercise of warrants	441,980	4	817,658	—	817,662
Share-based compensation expense	—	—	1,491,874	—	1,491,874
Net loss for the year	—	—	—	(5,560,848)	(5,560,848)

Balances, September 30, 2007	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962
Share-based compensation expense	—	—	2,258,145	—	2,258,145
Net loss for the year	—	—	—	(6,360,276)	(6,360,276)

Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Cash Flows

	Years ended September 30,
	2008	2007
Increase (Decrease) in Cash and Cash Equivalents:
Operating Activities:
Net loss	$(6,360,276)	$(5,560,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,514	479,200
Provision for doubtful accounts	19,129	(458,531)
Warranty provision	211,510	(76,749)
Inventory obsolescence	217,329	1,326,108
Loss on disposition of assets	19,949	659
Share-based compensation	2,258,145	1,491,874
Loss on disposition of patents	372,615	53,195
Changes in assets and liabilities:
Accounts receivable	(1,291,426)	1,470,852
Inventories	695,199	(679,175)
Prepaid expenses and other	8,176	(15,770)
Accounts payable	192,273	(1,132,385)
Warranty settlements	(158,583)	(546,166)
Accrued liabilities	53,514	(485,201)

Net cash used in operating activities	(3,409,932)	(4,132,937)

Investing Activities:
Purchase of equipment	(121,265)	(78,936)
Proceeds from the sale of assets	665	1,500
Proceeds from the sale of patents	—	35,000
Patent costs paid	(189,136)	(166,694)

Net cash used in investing activities	(309,736)	(209,130)

Financing Activities:
Proceeds from exercise of common stock warrants	—	817,662
Proceeds from exercise of stock options	—	42,600

Net cash provided by financing activities	—	860,262

Net decrease in cash and cash equivalents	(3,719,668)	(3,481,805)
Cash and cash equivalents, beginning of year	6,414,537	9,896,342

Cash and cash equivalents, end of year	$2,694,869	$6,414,537

See accompanying notes to consolidated financial statements

American Technology Corporation

Notes to the Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

American Technology Corporation, a Delaware corporation (the “Company”), is engaged in design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

The Company has a wholly owned subsidiary, American Technology Holdings, Inc., through which the Company intends to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

LIQUIDITY AND MANAGEMENT’S PLAN

The Company has incurred net losses and negative cash flow from operations for each of the last two fiscal years. The Company historically has financed its operations primarily through the sale of capital stock, exercise of stock options and warrants, sale of notes, and margins from product sales and licensing. The Company had working capital of $6,105,286 and cash on hand of $2,694,869 at September 30, 2008. Management has developed an operating plan for fiscal 2009 and believes the Company has adequate financial resources to execute the plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond management’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

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

The Company’s cash is placed in money market accounts with a major financial institution. This investment policy limits the Company’s exposure to concentrations of credit risk. Deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts but is at risk for approximately $2.6 million as of September 30, 2008.

The Company has a wide variety of customers and markets that comprise the Company’s customer base, as well as their dispersion across many different geographic areas. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that the trade accounts receivable credit risk exposure is limited. The Company generally does not require collateral or other security to support customer receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of these instruments.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a case-by-case basis.

The Company increased its allowance for doubtful accounts by $19,129 during the year ended September 30, 2008.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2008, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $217,329 during the year ended September 30, 2008 primarily to reserve for excess HSS components and certain other slow moving components resulting from recent changes in product lines and changes in demand.

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

INTANGIBLES

Patents and trademarks are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $372,615 and $88,195, of previously capitalized patent costs during the years ended September 30, 2008 and 2007, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2008, the Company had no capital lease obligations.

LEGAL SETTLEMENTS

Liabilities relating to pending litigation are estimated, where the amount and range of loss can be reasonably determined. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the potential liability related to the pending litigation is assessed and estimates are revised. As of September 30, 2008 and 2007, the Company had no accrual for contingent liabilities associated with legal proceedings.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product sales (which includes associated engineering and installation), and (ii) contract and license fees.

Product sales are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. In limited circumstances, product sales revenues may be recognized prior to shipment when, based on the Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the year ended September 30, 2008, the Company recognized $1,080,000 in product sales revenue prior to shipment in connection with an order for which full payment had been received, title and risk of ownership had passed to the customer, the order was complete and segregated from inventory, all performance obligations related to the sale had been completed, and for which the customer requested delayed delivery.

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

Deferred revenue balances of $275,509 and $286,482 at September 30, 2008 and 2007, respectively, represent amounts received or billed in connection with contract development and license agreements. On one agreement, royalty revenue is recognized based on a per unit royalty fee based on the customer’s unit sales. During fiscal 2005, the Company entered into another technology license agreement and recorded $162,500 and $216,667 of revenue for the years ended September 30, 2008 and 2007, respectively with $-0- and $6,945 of deferred revenue at September 30, 2008 and 2007, respectively. At September 30, 2008, the contract ended and all revenue had been recognized. Subsequent to September 30, 2008, the Company entered into a 60 day agreement with this licensee, whereby the licensee will pay a per unit royalty fee for product sales which use our license.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $181,192 and $176,077 for the fiscal years ended September 30, 2008 and 2007, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $36,477 and $9,186 for the years ended September 2008 and 2007, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenue from product sales is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. Based on an analysis of the historical warranty rate on LRAD products in 2007, the Company reduced its warranty reserve on such products by $304,000. In the fiscal year ended September 30, 2008, the Company increased its reserve by $211,510, which includes a $64,738 specific reserve associated with older generation product. The warranty reserve was $235,174 and $182,247 at September 30, 2008 and 2007, respectively. See Note 9 for additional information regarding warranties.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized. Additional information regarding income taxes appears in Note 5, Income Taxes, including discussion of the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes.”

COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net loss and comprehensive loss for any of the periods presented.

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock,” the Company previously valued some warrants issued in connection with various equity financings as derivative liabilities. The Company made assumptions and estimates to periodically value its derivative liabilities. Factors affecting the amount of liability included changes in the Company’s stock price and other assumptions. The change in value was recorded as a non-cash income or expense item.

Effective in the first quarter of 2007, the Company elected early adoption of FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, issued on December 21, 2006 (“FSP 00-19-2”) which provides guidance on accounting for registration payment arrangements and related financial instruments. The Company recorded the effect of applying FSP 00-19-2 to its warrant derivative liability using the cumulative-effect transition method, which resulted in a decrease in derivative liability of $1,221,300, and an increase to the carrying amount of additional paid-in capital of $2,101,000 representing the original value assigned to the warrants with an offsetting cumulative-effect entry to accumulated deficit (see Note 6). The cumulative adjustment was not recorded in the consolidated statement of operations and prior periods were not adjusted.

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

SEGMENT INFORMATION

The Company presents its business as one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis.

NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. Stock options and warrants exercisable for 6,162,893 and 6,469,079 shares of common stock were outstanding at September 30, 2008 and 2007, respectively. These securities were not included in the computation of diluted loss per share because of the losses but could potentially dilute earnings per share in future periods.

FOREIGN CURRENCY TRANSLATION

The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination. Foreign sales to date have been denominated in U.S. dollars. Transactions undertaken in other currencies, which have not been material, are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statement of operations.

SHARE-BASED COMPENSATION

The Company adopted the provisions of SFAS No. 123(R) on October 1, 2005, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Share-Based Compensation”.

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

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123(R) for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended September 30, 2008.

The Company recorded non-cash share-based compensation expense for employees and consultants of $2,258,145 and $1,491,874, respectively, for the fiscal years ended September 30, 2008 and 2007. This included non-cash share-based compensation expense of $3,537 for the fiscal year ended September 30, 2007 for the extension of time to exercise stock options for former employees relating to an aggregate of 32,084 shares of common stock. The increase in expense in the fiscal year ended September 30, 2008 is due to the full year effect of options issued in the prior year, including large option grants issued to two key officers, and option grants issued to employees in the current year in lieu of salary increases. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2008	2007
Cost of revenue	$22,784	$74,454
Selling, general and administrative	1,872,153	1,269,096
Research and development	363,208	148,324

Total	$2,258,145	$1,491,874

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 are effective for the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on future financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, and its related interpretations, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate a material effect of adopting SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2008 statement presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

Years Ended September 30,	2008	2007
Finished goods	$998,609	$1,664,914
Work in process	29,959	—
Raw materials	3,416,802	3,475,655

	4,445,370	5,140,569
Reserve for obsolescence	(1,555,151)	(1,337,822)

Total, net	$2,890,219	$3,802,747

At September 30, 2008, $42,243 of raw materials was located at supplier locations. At September 30, 2007, $171,115 of raw materials was held at supplier locations.

The Company relies on one supplier for film for its HSS product and one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its HSS and LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence increased by $217,329 due to excess HSS components and other slow moving components resulting from changes in demand for the Company’s products.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Years Ended September 30,	2008	2007
Machinery and equipment	$511,464	$477,653
Office furniture and equipment	821,121	912,248
Leasehold improvements	260,591	260,591

	1,593,176	1,650,492
Accumulated depreciation	(1,301,082)	(1,228,465)

Property and equipment, net	$292,094	$422,027

Included in office furniture and equipment for the years ended September 30, 2008 and 2007, respectively, were $411,963 and $497,049 for purchased software, which is amortized over three years. The unamortized portion of purchased software for the years ended September 30, 2008 and 2007 was $13,755 and $30,219, respectively.

Depreciation expense, excluding amortization of software, was $207,209 and $261,813 for the years ended September 30, 2008 and 2007, respectively. Amortization of purchased software was $23,375 and $86,471 for the years ended September 30, 2008 and 2007, respectively.

4. PATENTS

Patents consisted of the following at September 30, 2008 and 2007:

Years Ended September 30,	2008	2007
Cost	$1,662,787	$1,974,805
Accumulated amortization	(604,601)	(611,210)

Patents, net	$1,058,186	$1,363,595

Aggregate amortization expense for the Company’s patents was $121,930 and $130,916 during the years ended September 30, 2008 and 2007, respectively. In addition to amortization, the Company wrote off $372,615 and $88,196 of patent costs during the years ended September 30, 2008 and 2007, respectively.

Estimated Amortization Expense Years Ended September 30,
2009	$115,380
2010	$115,380
2011	$115,380
2012	$115,380
2013	$115,380
Thereafter	$481,286

5. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2008	2007
Deferred (benefit)
Federal	$(946,000)	$(1,907,000)
State	(167,000)	(336,000)

	(1,113,000)	(2,243,000)
Change in valuation allowance	1,113,000	2,243,000

	$—	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2008	2007
Income taxes (benefit) computed at the federal statutory rate	$(2,162,000)	$(1,891,000)
Tax effect of change in valuation allowance	1,113,000	2,243,000
Nondeductible compensation, interest expense and other	7,000	41,000
State income taxes (benefit), net of federal tax benefit	(382,000)	(334,000)
Change in R&D credit carryover	1,820,000	(147,000)
State taxes—expired NOL	(286,000)	87,000
Other	(110,000)	1,000

	$—	$—

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2008 and 2007 are as follows:

	At September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$23,663,000	$21,940,000
Research and development credit	—	1,820,000
Stock-based compensation	1,750,000	847,000
Equipment	53,000	35,000
Patents	212,000	31,000
Accruals and other	616,000	603,000
Allowances	721,000	626,000

Gross deferred tax asset	27,015,000	25,902,000
Less valuation allowance	(27,015,000)	(25,902,000)

	$—	$—

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

At September 30, 2008, the Company had net deferred tax assets of $27.0 million. The deferred tax assets are primarily composed of federal and state net operating loss carryforwards (“NOL”) and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2008, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $63,044,000, which expire through 2028. Included in the net operating loss carryforwards are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through the consolidated statement of operations. Additionally, the Company has approximately $1,364,000 and $1,062,000 of federal and state research and development tax credits, respectively, at September 30, 2008, a portion of which begin to expire in 2010.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such ownership changes have occurred relative to Internal Revenue Code Section 382. Additionally, the Company has not performed a comprehensive review of the components of its R&D credit. Until this analysis has been completed, the Company has removed the deferred tax assets associated with the credit carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease in the valuation allowance. Once an analysis is completed on these matters, the Company plans to update its unrecognized tax benefits under FIN 48. At this time, the Company cannot estimate how much the unrecognized tax benefits may change, if any.

The Company adopted FIN 48 as of October 1, 2007. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the year.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 on October 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards.

6. CAPITAL STOCK

Cumulative-Effect Adjustment

We previously valued some warrants issued in connection with various equity financings as derivative liabilities in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments, Indexed to, and Potentially Settled in a Company’s Own Stock”. Effective in the first quarter of fiscal 2007, the Company elected to record the effects of applying FSP 00-19-2 using the cumulative-effect transition method, which resulted in eliminating the Company’s warrant derivative liability at the beginning of the first quarter of fiscal 2007, increasing the opening balance of additional paid-in capital by the original value assigned to the warrants with the offsetting cumulative-effect entry to opening accumulated deficit. The cumulative adjustment was not recorded in the statements of operations and previous periods were not adjusted. The impact on previously reported accounts as of September 30, 2006, adjusted effective October 1, 2006, is as follows:

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

Common Stock

In March 2007, the Company issued 441,980 shares of common stock and obtained gross cash proceeds of $817,663 from the exercise of Series D warrants at an exercise price of $1.85 per share.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2008 or 2007.

Stock Purchase Warrants

A summary of the status of outstanding purchase warrants outstanding as of September 30, 2007 and 2008 and the changes during the years then ended is presented below:

	Number of Shares	Weighted Average Purchase Price
Shares purchasable under outstanding warrants at September 30, 2006	4,164,927	$3.65
Stock purchase warrants exercised	(441,980)	$1.85
Stock purchase warrants expired	(382,629)	$5.14

Shares purchasable under outstanding warrants at September 30, 2007	3,340,318	$3.72
Stock purchase warrants expired	(403,625)	$3.30

Shares purchasable under outstanding warrants at September 30, 2008	2,936,693	$3.78

At September 30, 2008, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price	Expiration Date
838,489	$5.44*	July 18, 2009
75,000	$8.60	December 31, 2009
75,000	$9.28	December 31, 2009
1,948,204	$2.67*	August 7, 2010

2,936,693

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2008, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve at September 30, 2008 allows for the issuance of up to 4,644,663 available shares. At September 30, 2008, there were options outstanding covering 3,058,700 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At September 30, 2008, there were options outstanding covering 135,500 shares of common stock under the 2002 Plan.

Other Employee Stock Options

The Company has granted options outside the above plans as inducements to employment to new employees. During the fiscal years ended September 30, 2008 and 2007, there were no options granted to purchase shares of common stock. At September 30, 2008, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans.

Share-Based Compensation Information under SFAS No. 123(R)

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

Under the provisions of SFAS No. 123(R) the Company recorded $2,258,145 and $1,491,874 of stock compensation expense for the years ended September 30, 2008 and 2007, respectively. A total of $71,363 and $105,129 of this expense for each year, respectively, relates to prior year awards vesting after October 1, 2005. A total of $2,186,782 and $1,386,745 each year, respectively, relates to options granted after the adoption of SFAS No. 123(R). The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2008 and 2007 was $0.99 per share and $2.05 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

	Year Ended September 30, 2008	Year Ended September 30, 2007
Volatility	71.0%	71.0% - 74.0%
Risk-free interest rate	2.79% - 3.49%	4.06% - 4.75%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

As of September 30, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2008 and 2007, is presented below:

Fiscal 2007:
Outstanding October 1, 2006	1,496,573	$4.67
Granted	2,162,000	$3.90
Canceled/expired	(519,812)	$4.97
Exercised	(10,000)	$4.26

Outstanding September 30, 2007	3,128,761	$4.10

Exercisable at September 30, 2007	1,499,619	$4.22

Weighted average fair value of options granted during the year		$2.05

Fiscal 2008:
Outstanding October 1, 2007	3,128,761	$4.10
Granted	698,500	$1.93
Canceled/expired	(601,061)	$3.63

Outstanding September 30, 2008	3,226,200	$3.72

Exercisable at September 30, 2008	2,186,270	$3.93

Weighted average fair value of options granted during the year		$0.99

The aggregate intrinsic value for both options outstanding and options exercisable at September 30, 2008 was $-0-. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $0.55 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2008 and 2007 was $-0- and $7,400, respectively. Cash received from the exercise of stock options for the year ended September 30, 2007 was $42,600. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the year ended September 30, 2007, due to the full valuation allowance on the Company’s deferred tax assets.

The following table summarizes information about stock options outstanding at September 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31-$3.00	589,000	4.40	$1.91	265,000	$1.92
$3.01-$4.50	2,184,700	3.38	$3.74	1,550,583	$3.76
$4.51-$6.00	322,500	2.50	$4.97	254,375	$4.98
$6.01-$7.50	28,000	0.90	$6.81	27,062	$6.81
$7.51-$9.48	102,000	1.34	$9.00	89,250	$9.00

$1.31-$9.48	3,226,200	3.39	$3.72	2,186,270	$3.93

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2008 and 2007, the Company made matching contributions of $34,287 and $27,672, respectively.

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

Other Operating Leases

In addition to the facility lease, the Company has one automobile lease obligation that commenced in October 2006, replacing an expiring automobile lease, and continues through October 2009. The Company also has two business equipment leases expiring in December 2012 and December 2013. These leases are reported as operating leases.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2008 and 2007 was $376,348 and $392,219, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2009	$374,909
2010	$366,667
2011	$247,297
2012	$9,997
2013	$5,947

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

Commission and Bonus Plans

The Company has established a sales commission plan, approved by the Compensation Committee of the Board of Directors, providing cash incentives to certain of the Company’s sales employees based on revenues recognized or amounts invoiced. The plan was revised in March 2007 and the sales employees now participate in the Company’s bonus plan provided for below. The Company recorded $-0- and $185,300 of commission expense under this plan for the periods ended September 30, 2008 and 2007, respectively.

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary if the Company achieves certain targeted objectives for net income before taxes. In February 2008, the Compensation Committee of the Board of Directors modified this plan to exclude non-cash, share-based compensation expense from the calculation of net income. In fiscal 2008 and 2007, the Company did not pay or accrue any such bonuses.

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

The Company is also obligated to pay an officer and director a 2% royalty on net sales from certain of its technologies, of which only HSS is a current offering of the Company. The royalty obligation discontinues in October 2008 under the terms of Mr. Norris’ amended employment agreement dated November 5, 2008. No royalties were paid under this agreement in the fiscal years ended September 30, 2008 or 2007, as the officer and director waived royalties. The amounts of the royalties waived were $14,266 and $26,112 for the years ended September 30, 2008 and 2007, respectively. The Company may owe royalties in future periods based on actual sales or technology revenues.

Liquidated Damages

In connection with registration rights agreements entered into in connection with the sale of common stock in July 2005 and August 2006, the Company may be obligated to pay liquidated damages if it fails to maintain the effectiveness of the respective registration statements declared effective in September 2005 and September 2006. The maximum obligation under the July 2005 agreement, assuming all holders have retained all their shares, would be $140,000 per month computed daily for any period a registration statement is not effective. The Company believes any such obligation substantially decreased in July 2007 when the shares could be sold under Rule 144(k) without registration. The maximum obligation under the August 2006 agreement, assuming all holders retain all their shares, would be $95,400 per month computed daily for any period a registration statement is not effective, subject to maximum liquidated damages of $1,899,500. The liquidated damages will no longer be available beginning in August 2008 when the shares purchased in the financing may be sold under SEC Rule 144(k) without registration.

The Company recorded and paid $85,440 in liquidated damages during the year ended September 30, 2008 in connection with the late filing of its September 30, 2007 Annual Report on Form 10-K.

Guarantees and Indemnifications

The Company undertakes indemnification obligations in the ordinary course of business related to its products and the issuance of securities. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

Years Ended September 30,	2008	2007
Payroll and related	$421,686	$390,343
Deferred revenue	275,509	286,482
Warranty reserve	235,174	182,247
Customer deposits	8,975	12,290
Other	36,459	—

Total	$977,803	$871,362

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2008	2007
Beginning balance	$182,247	$805,162
Warranty provision	211,510	(76,749)
Warranty settlements	(158,583)	(546,166)

Ending balance	$235,174	$182,247

In the fiscal year ended September 30, 2008, the Company increased its reserve by $211,510, which includes a specific reserve of $64,738 associated with potential costs related to older generation LRAD units. Warranty settlements during fiscal 2007 included costs associated with a custom HSS unit for an OEM. During the quarter ended March 31, 2007, the Company also modified its estimate of warranty reserve for the LRAD products to reflect the costs associated with warranty replacements, which decreased the reserve and increased gross profit by approximately $304,000. This change in estimated warranty reserve had no effect on the net loss per share of common stock.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2008, revenues from two customers, accounted for 17% and 10% of total revenues, respectively. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2007, revenues from two customers accounted for 18% and 10% of total revenues with no other single customer accounting for more than 10% of total revenues.

At September 30, 2008, accounts receivable from two customers accounted for 49% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2007, accounts receivable from three customers accounted for 15%, 15% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

Suppliers

The Company has a large number of components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier, which can magnify the risk of shortages and decrease the Company’s ability to negotiate with suppliers on the basis of price. In particular, the Company depends on its HSS piezo-film supplier to provide expertise and materials used in the Company’s proprietary HSS emitters, and on one supplier of compression drivers for its LRAD products. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2008	2007
Revenues
United States	$7,026,174	$5,672,965
Other	4,163,768	4,227,915

Total Revenues	$11,189,942	$9,900,880

The following table summarizes revenues by product line.

Years Ended September 30,	2008	2007
Revenues
HSS	$713,294	$1,305,583
LRAD	9,152,962	7,700,138
Neoplanar	1,171,196	765,161
Other	152,490	129,998

Total Revenues	$11,189,942	$9,900,880

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Years Ended September 30,	2008	2007
Cash paid for interest	$662	$—
Cash paid for taxes	$6,944	$11,031

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION
December 4, 2008

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

Date: December 4, 2008	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Chairman of the Board and Director

Date: December 4, 2008	By	/s/ THOMAS R. BROWN
Thomas R. Brown President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 4, 2008	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 4, 2008	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: December 4, 2008	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 4, 2008	By	/s/ DANIEL HUNTER
Daniel Hunter Director

S-1