Form 10-Q
period 2008-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2009-02-05
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 26, 2009 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (Unaudited)	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,441,307	$2,694,869
Accounts receivable, less allowance of $246,753 and $247,625 for doubtful accounts	1,827,261	2,210,526
Inventories, net	2,880,705	2,890,219
Prepaid expenses and other	251,735	251,390

Total current assets	7,401,008	8,047,004
Property and equipment, net	349,416	292,094
Patents, net	999,122	1,058,186
Deposits	58,265	58,265

Total assets	$8,807,811	$9,455,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777,497	$963,915
Accrued liabilities	829,256	977,803

Total current liabilities	1,606,753	1,941,718

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	81,943,193	81,374,937
Accumulated deficit	(74,742,440)	(73,861,411)

Total stockholders’ equity	7,201,058	7,513,831

Total liabilities and stockholders’ equity	$8,807,811	$9,455,549

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31
	2008	2007
Revenues:
Product sales	$2,430,843	$2,423,687
Contract, license and other	62,400	111,957

Total revenues	2,493,243	2,535,644
Cost of revenues	1,350,972	1,381,715

Gross profit	1,142,271	1,153,929

Operating expenses:
Selling, general and administrative	1,586,960	2,029,353
Research and development	452,458	810,178

Total operating expenses	2,039,418	2,839,531

Loss from operations	(897,147)	(1,685,602)

Other income (expense):
Interest income	16,118	70,430
Finance expense	—	(108,821)

Total other income	16,118	(38,391)

Net loss	$(881,029)	$(1,723,993)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.06)

Average weighted number of common shares outstanding - basic and diluted	30,535,207	30,535,207

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2008	2007
Increase (Decrease) in cash and cash equivalents:
Operating activities:
Net loss	$(881,029)	$(1,723,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,831	102,390
Provision for doubtful accounts	(872)	17,052
Warranty provision	8,180	(23,787)
Inventory obsolescence	5,404	(24,639)
Share-based compensation	568,256	547,355
Loss on disposition of patents	36,453	50,980
Changes in assets and liabilities:
Accounts receivable	384,137	(355,506)
Inventories	4,110	511,441
Prepaid expenses and other	(345)	(54,190)
Accounts payable	(186,418)	396,747
Warranty settlements	(4,168)	(17,470)
Accrued liabilities	(152,559)	638,999

Net cash (used in) provided by operating activities	(149,020)	65,379

Investing activities:
Purchase of equipment	(99,600)	(47,116)
Patent costs paid	(4,942)	(77,125)

Net cash used in investing activities	(104,542)	(124,241)

Net decrease in cash and cash equivalents	(253,562)	(58,862)
Cash and cash equivalents, beginning of period	2,694,869	6,414,537

Cash and cash equivalents, end of period	$2,441,307	$6,355,675

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary in order to make the financial statements not misleading. The consolidated balance sheet as of September 30, 2008 was derived from the Company’s most recent audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 4, 2008.

The Company incurred net losses of $881,029 and $1,723,993 in the three months ended December 31, 2008 and 2007, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2009 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on the U.S. military and direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can achieve positive cash flow or profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning October 1, 2009. Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not anticipate a material effect of adopting SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (October 1, 2009 for the Company). Early application is not permitted. Since the Company is not contemplating any business combinations after the effective date of SFAS No. 141R, it does not presently expect any impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 (as of October 1, 2009 for the Company). The Company does not anticipate a material effect of adopting SFAS No. 160 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. According to the original pronouncement, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for its financial assets and liabilities on October 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently reviewing the adoption requirements related to its non-financial assets and liabilities and has not yet determined the impact, if any, this will have on its consolidated financial statements.

In October 2008, the FASB issued FASB FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this pronouncement by the Company did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 became effective for the Company on October 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	December 31, 2008	September 30, 2008
Finished goods	$1,013,917	$998,609
Work in process	36,943	29,959
Raw materials	3,390,400	3,416,802

	4,441,260	4,445,370
Reserve for obsolescence	(1,560,555)	(1,555,151)

Total, net	$2,880,705	$2,890,219

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2008	September 30, 2008
Machinery and equipment	$611,064	$511,464
Office furniture and equipment	821,121	821,121
Leasehold improvements	260,591	260,591

	1,692,776	1,593,176
Accumulated depreciation	(1,343,360)	(1,301,082)

Property and equipment, net	$349,416	$292,094

Included in office furniture and equipment at both December 31, 2008 and September 30, 2008 was $411,963 for purchased software, which is being amortized over three years. The unamortized portion of software at December 31, 2008 and September 30, 2008 was $10,728 and $13,755, respectively.

Depreciation expense, excluding amortization of software, was $39,251 and $60,096 for the three months ended December 31, 2008 and 2007, respectively. Amortization of purchased software was $3,026 and $9,492 for the three months ended December 31, 2008 and 2007, respectively.

6. PATENTS

Patents consisted of the following:

	December 31, 2008	September 30, 2008
Cost	$1,619,801	$1,662,787
Accumulated amortization	(620,679)	(604,601)

Patents, net	$999,122	$1,058,186

Amortization expense for the Company’s patents was $27,553 and $32,802 for the three months ended December 31, 2008 and 2007, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first quarter of fiscal 2009, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $36,453 during the three months ended December 31, 2008, compared to a reduction of $50,980 from the disposal of patents in the three months ended December 31, 2007.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2008, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 4,999,564 shares. At December 31, 2008, there were options outstanding covering

4,013,700 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At December 31, 2008, there were options outstanding covering 105,500 shares of common stock under the 2002 Plan.

At December 31, 2008, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for summary stock option activity during the three months ended December 31, 2008.

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

The Company recorded $568,256 and $547,355 of share-based compensation expense for the three months ended December 31, 2008 and 2007, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three months ended December 31,
	2008	2007
Cost of revenue	$18,561	$17,675
Selling, general and administrative	503,627	472,959
Research and development	46,068	56,721

Total	$568,256	$547,355

The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2008 and 2007 was $0.24 and $1.30, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended December 31,
	2008	2007
Volatility	71.0%	71.0%
Risk-free interest rate	1.30% - 1.52%	3.49%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	4.9

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

Since the Company has a net operating loss carryforward as of December 31, 2008, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2008 and 2007. Additionally, as there were no options exercised in the three months ended December 31, 2008 or 2007, there were no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2008, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.5 years.

8. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the three months ended December 31, 2008:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831
Share-based compensation expense	—	—	568,256	—	568,256
Net loss for the period	—	—	—	(881,029)	(881,029)

Balances, December 31, 2008	30,535,207	$305	$81,943,193	$(74,742,440)	$7,201,058

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2009:
Outstanding October 1, 2008	3,226,200	$3.72
Granted	955,000	$0.48
Canceled/expired	(30,000)	$4.77

Outstanding December 31, 2008	4,151,200	$2.97

Exercisable at December 31, 2008	2,715,185	$3.50

Weighted average fair value of options granted during the year		$0.24

Options outstanding are exercisable at prices ranging from $0.46 to $9.48 and expire over the period from 2009 to 2013 with an average life of 3.58 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $65,610 and $21,317, respectively.

Stock Purchase Warrants

There was no warrant activity during the three months ended December 31, 2008. The number of shares purchasable under outstanding warrants at December 31, 2008 was 2,936,693 at a weighted average purchase price of $3.78.

At December 31, 2008, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,936,693

*	These warrants contain antidilution rights if the Company sells securities for less than the exercise price.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2008	September 30, 2008
Payroll and related	$241,881	$421,686
Deferred revenue	275,509	275,509
Warranty reserve	239,186	235,174
Customer deposits	39,640	8,975
Other	33,040	36,459

Total	$829,256	$977,803

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,
	2008	2007
Beginning balance	$235,174	$182,247
Warranty provision	8,180	(23,787)
Warranty settlements	(4,168)	(17,470)

Ending balance	$239,186	$140,990

10. NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable for 7,087,893 and 6,167,829 shares of common stock were outstanding at December 31, 2008 and 2007, respectively. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in future periods.

11. MAJOR CUSTOMERS

For the three months ended December 31, 2008, revenues from three customers each accounted for 14%, 14% and 11% of revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2008, accounts receivable from five customers accounted for 17%, 16%, 11%, 10% and 10% of total accounts receivable, respectively; with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2007, revenues from four customers accounted for 20%, 12%, 12%, and 11% of revenues, respectively; with no other single customer accounting for more than 10% of revenues. At December 31, 2007, accounts receivable from three customers accounted for 33%, 15% and 13% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company currently maintains its cash accounts at a major financial institution. Effective October 3, 2008, Federal Deposit Insurance Corporation (“FDIC”) deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and effective October 14, 2008, it was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts. These changes are effective through December 31, 2009. Based on these changes, as of December 31, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $2.2 million. These amounts may be covered by private insurance maintained by the financial institution.

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

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2008.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2008 and 2007. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

During 2008, we completed the development of a new generation of LRAD products called the LRAD®-X. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our new product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System— can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles— is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

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

These products have been well received by our military customers and interest has been strong for other applications such as oil rig protection, homeland security, port security, bird deterrents and by law enforcement. We believe these products provide an increased opportunity for us in both the government and commercial markets that we are developing, and will allow us to continue as the leader in this market. We believe that our products are offered at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our Company and products. We are focused on these areas of our business while also containing costs.

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

Overall Performance for the First Quarter of Fiscal 2009

For our first fiscal quarter ended December 31, 2008:

•

Our revenues for the three months ended December 31, 2008 were $2,493,243, down $42,401 or 1.7% from $2,535,644 for the three months ended December 31, 2007. Sales decreased slightly in our HSS and LRAD product lines, partially offset by an increase in our SoundSaber product line. Bookings during the quarter were approximately $5.5 million, compared to $2.9 million during the quarter ended December 31, 2007, and $3.3 million remained in backlog at the end of the quarter.

•

We recorded a gross profit of $1,142,271 for the three months ended December 31, 2008 (45.8% of revenues), which was $11,658 lower than $1,153,929 for the quarter ended December 31, 2007 (45.5% of revenues), due to the slightly lower sales.

•

Operating expenses of $2,039,418 for the three months ended December 31, 2008 decreased by $800,113 or 28.2% from the three months ended December 31, 2007 in the prior year. The prior year included an additional $241,248 related to the development of our LRAD-X product line launched last year. We incurred $253,270 of lower audit fees this year due to a change in audit firms. In addition, reduced staffing levels reduced our expenses by $237,001.

•

Our net loss of $881,029 for the three months ended December 31, 2008 decreased 48.9% from the net loss of $1,723,993 for the quarter ended December 31, 2007, due to the $800,113 reduction in operating expenses. The net loss for the three months ended December 31, 2008 and 2007 included $568,256 and $547,355, respectively, of non-cash share-based compensation expense for stock options.

•

For the three month period ended December 31, 2008, we utilized $253,562 of cash, primarily due to our losses for the period. Net losses and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have additional new technologies and products in various stages of development. We also believe we have strong market opportunities, particularly given the continuing global threats to both governments and commerce, where our LRAD products have proven to be effective at determining intent and hailing and notification for force protection. We also believe the growth and acceptance of digital signage will provide business growth opportunities for our HSS and SoundSaber directed sound products.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2008. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Revenues

Revenues for the three months ended December 31, 2008 were $2,493,243, representing a 1.7% decrease from $2,535,644 in revenues for the three months ended December 31, 2007. Revenues for the three months ended December 31, 2008 included $2,430,843 of product sales and $62,400 of contract, license and other revenues. Revenues for the three months ended December 31, 2007 included $2,423,687 of product sales and $111,957 of contract, license and other revenues. Sales increased in our SoundSaber product line and decreased slightly in our HSS and LRAD product lines. LRAD bookings were strong in the first fiscal quarter and included orders for the U.S. Navy totaling $2,717,000 that will be delivered in the second fiscal quarter. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the three months ended December 31, 2007, we recognized $54,167 in contract revenue representing ratable earned revenue under a three year license agreement. We did not record any similar contract revenue in the three months ended December 31, 2008 as the contract expired in September 2008. At December 31, 2008, there was no revenue unearned under this agreement. At December 31, 2008, we had aggregate deferred license revenue of $275,509 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the three months ended December 31, 2008 was $1,142,271, or 45.8% of revenues, compared to $1,153,929, or 45.5% of revenues, for the three months ended December 31, 2007. The slight decrease in gross profit was due to lower sales during the quarter, as the margin percentage is comparable.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 decreased $442,393 to $1,586,960, or 63.7% of revenues, compared to $2,029,353, or 80.0% of revenues, for the three months ended December 31, 2007. The decrease in selling general and administrative expenses was primarily attributed to $253,270 in lower audit fees resulting from a change in audit firms and $170,324 for reduced staffing levels.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended December 31, 2008 and 2007 of $503,627 and $472,959, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses decreased $357,720 to $452,458, or 18.1% of revenues, for the three months ended December 31, 2008, compared to $810,178, or 32.0% of revenues, for the three months ended December 31, 2007. This decrease in research and development expense was primarily due to $241,248 higher consulting, prototypes and testing costs in the prior year for the development of our new LRAD-X product line and lower salaries and benefits from reduced headcount.

Included in research and development expenses for the three months ended December 31, 2008 and 2007 was $46,068 and $56,721 of SFAS No. 123(R) non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $36,453 during the quarter ended December 31, 2008, compared to an impairment of $50,980 in the three months ended December 31, 2007.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed the development of the LRAD-X product line in the third fiscal quarter of 2008 with enhanced performance and louder, more intelligible communications. Based on current plans and reduced engineering staffing, we expect research and development costs to continue in the current fiscal year at a lower level than last year.

Loss from Operations

Loss from operations was $897,147 for the three months ended December 31, 2008, compared to loss from operations of $1,685,602 for the three months ended December 31, 2007. The decreased loss from operations is primarily attributable to the decrease in research and development expense, lower auditor fees and reduced staffing.

Other Income (Expense)

During the three months ended December 31, 2008, we earned $16,118 of interest income on our cash and cash equivalents balances compared to $70,430 during the three months ended December 31, 2007 due to lower cash balances. During the three months ended December 31, 2007, we recorded a $108,821 financing expense for estimated liquidated damages based on certain registration rights agreements. We did not have a similar charge during the three months ended December 31, 2008.

Net Loss

The net loss for the three months ended December 31, 2008 was $881,029, a 48.9% decrease from a net loss of $1,723,993 for the three months ended December 31, 2007. The significantly reduced loss was primarily the result of an $800,113 reduction in operating expenses. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We experienced negative cash flow from operating activities in the quarter ended December 31, 2008. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash and cash equivalents at December 31, 2008 was $2,441,307 compared to $2,694,869 at September 30, 2008. The decrease in cash was primarily the result of the operating loss.

Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

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

Based on our current cash position and our order backlog, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the next twelve months. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Operating Activities

Our net cash used for operating activities was $149,020 for the three months ended December 31, 2008 compared to $65,379 generated from operating activities for the three months ended December 31, 2007. Net cash used for operating activities for the three months ended December 31, 2008 included $384,137 in cash generated from decreased accounts receivable and $4,110 from decreased inventories. Operating cash usage during the three months ended December 31, 2008 included the $881,029 net loss, decreased by expenses not requiring the use of cash of $687,252, a $186,418 decrease in accounts payable, a $152,559 decrease in accrued liabilities, a $4,168 increase in warranty settlements and a $345 increase in prepaid expense. Cash generated from operating activities for the three months ended December 31, 2007 included $511,441 for decreased inventories, a $396,747 increase in accounts payable and a $638,999 increase in accrued liabilities. Cash used in operating activities for the three months ended December 31, 2007 included the $1,723,993 net loss, reduced by expenses not requiring the use of cash of $669,351, a $355,506 increase in accounts receivable, a $54,190 increase in prepaid expenses and a $17,470 increase in warranty settlements.

At December 31, 2008 we had working capital of $5,794,255, compared to working capital of $6,105,286 at September 30, 2008.

At December 31, 2008, we had net accounts receivable of $1,827,261, compared to $2,210,526 in accounts receivable at September 30, 2008. The level of trade accounts receivable at December 31, 2008 as well as September 30, 2008, represented approximately 72 days of revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $99,600 for the three months ended December 31, 2008 and $47,116 for the three months ended December 31, 2007. Cash used for investment in new patents was $4,942 for the three months ended December 31, 2008 and $77,125 for the three months ended December 31, 2007. We anticipate some additional expenditures for equipment and patents during the balance of fiscal year 2009.

Financing Activities

There was no cash provided by financing activities for the three months ended December 31, 2008 or 2007.

Recent Accounting Pronouncements

A discussion of the new pronouncements can be found in Note 3 to our interim consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated February 5, 2009 regarding fiscal Q1 2009 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: February 5, 2009	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer (Principal Financial Officer)