Form 10-Q
period 2009-03-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2009-04-30
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.00001 par value, outstanding on April 23, 2009 was 30,535,207.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,759,903	$2,694,869
Accounts receivable, less allowance of $244,214 and $247,625 for doubtful accounts	3,444,661	2,210,526
Inventories, net	2,929,353	2,890,219
Prepaid expenses and other	264,819	251,390

Total current assets	9,398,736	8,047,004
Property and equipment, net	313,055	292,094
Patents, net	948,911	1,058,186
Deposits	58,265	58,265

Total assets	$10,718,967	$9,455,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,253,341	$963,915
Accrued liabilities	871,445	977,803

Total current liabilities	2,124,786	1,941,718

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,535,207 shares issued and outstanding each period	305	305
Additional paid-in capital	82,457,505	81,374,937
Accumulated deficit	(73,863,629)	(73,861,411)

Total stockholders’ equity	8,594,181	7,513,831

Total liabilities and stockholders’ equity	$10,718,967	$9,455,549

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2009	2008	2009	2008
Revenues:
Product sales	$5,801,400	$1,959,310	$8,232,243	$4,382,997
Contract, license and other	71,082	89,062	133,482	201,019

Total revenues	5,872,482	2,048,372	8,365,725	4,584,016
Cost of revenues	2,755,625	1,317,319	4,106,597	2,699,034

Gross profit	3,116,857	731,053	4,259,128	1,884,982

Operating expenses:
Selling, general and administrative	1,797,917	1,753,881	3,384,877	3,783,234
Research and development	448,650	1,166,849	901,108	1,977,027

Total operating expenses	2,246,567	2,920,730	4,285,985	5,760,261

Income (loss) from operations	870,290	(2,189,677)	(26,857)	(3,875,279)

Other income (expense):
Interest income	8,521	56,302	24,639	126,732
Finance expense	—	—	—	(108,821)

Total other income	8,521	56,302	24,639	17,911

Net income (loss)	$878,811	$(2,133,375)	$(2,218)	$(3,857,368)

Net income (loss) per common share - basic and diluted	$0.03	$(0.07)	$0.00	$(0.13)

Weighted average common shares outstanding
Basic	30,535,207	30,535,207	30,535,207	30,535,207

Diluted	30,611,648	30,535,207	30,535,207	30,535,207

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2009	2008
Increase (Decrease) in cash and cash equivalents:
Operating activities:
Net loss	$(2,218)	$(3,857,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,748	198,005
Provision for doubtful accounts	(3,410)	(5,632)
Warranty provision	44,041	(25,705)
Inventory obsolescence	27,026	(27,273)
Share-based compensation	1,082,568	1,144,404
Loss on impairment of patents	75,744	205,521
Changes in assets and liabilities:
Accounts receivable	(1,230,725)	(733,541)
Inventories	(66,160)	84,834
Prepaid expenses and other	(13,429)	(57,137)
Accounts payable	289,426	676,786
Warranty settlements	(11,513)	(21,498)
Accrued liabilities	(138,886)	668,656

Net cash provided by (used in) operating activities	204,212	(1,749,948)

Investing activities:
Purchase of equipment	(118,048)	(89,692)
Patent costs paid	(21,130)	(117,766)

Net cash used in investing activities	(139,178)	(207,458)

Net increase (decrease) in cash and cash equivalents	65,034	(1,957,406)
Cash and cash equivalents, beginning of period	2,694,869	6,414,537

Cash and cash equivalents, end of period	$2,759,903	$4,457,131

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

2. STATEMENT OF PRESENTATION AND MANAGEMENT’S PLAN

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary in order to make the financial statements not misleading. The consolidated balance sheet as of September 30, 2008 was derived from the Company’s most recent audited financial statements. Operating results for the three and six month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 4, 2008.

The Company recorded net income of $878,811 in the three months ended March 31, 2009 and in the six months ended March 31, 2009, recorded a net increase in cash and cash equivalents of $65,034. For the six months ended March 31, 2009 and 2008, the Company incurred net losses of $2,218 and $3,857,368, respectively. Management believes the Company has adequate financial resources to execute its fiscal 2009 operating plan and to sustain operations for the next twelve months. Management’s operating plan includes (a) growing revenues by focusing on the U.S. military and direct sales to larger commercial and defense related companies, (b) improving product margins by reducing unit product costs and monitoring manufacturing overhead, and (c) controlling research and development and selling, general and administrative costs. Nevertheless, the Company’s operating results will depend on future product sales levels and other factors, some of which are beyond the Company’s control. There can be no assurance the Company can continue to achieve positive cash flow or profitability. The Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling, general and administrative expenses based on the availability of resources. However, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements“, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock “(“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has not completed an analysis of this pronouncement nor determined the effects of pending adoption, if any, on its consolidated financial statements.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	March 31, 2009	September 30, 2008
Finished goods	$1,074,882	$998,609
Work in process	57,292	29,959
Raw materials	3,379,356	3,416,802

	4,511,530	4,445,370
Reserve for obsolescence	(1,582,177)	(1,555,151)

Total, net	$2,929,353	$2,890,219

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2009	September 30, 2008
Machinery and equipment	$620,126	$511,464
Office furniture and equipment	828,839	821,121
Leasehold improvements	262,258	260,591

	1,711,223	1,593,176
Accumulated depreciation	(1,398,168)	(1,301,082)

Property and equipment, net	$313,055	$292,094

Included in office furniture and equipment at March 31, 2009 and September 30, 2008 was $417,937 and $411,963, respectively, for purchased software, which is being amortized over three years. The unamortized portion of software at March 31, 2009 and September 30, 2008 was $13,629 and $13,755, respectively.

Depreciation expense, excluding amortization of software, was $90,986 and $118,717 for the six months ended March 31, 2009 and 2008, respectively. Amortization of purchased software was $6,101 and $16,868 for the six months ended March 31, 2009 and 2008, respectively.

6. PATENTS

Patents consisted of the following:

	March 31, 2009	September 30, 2008
Cost	$1,588,001	$1,662,787
Accumulated amortization	(639,090)	(604,601)

Patents, net	$948,911	$1,058,186

Amortization expense for the Company’s patents was $54,661 and $62,420 for the six months ended March 31, 2009 and 2008, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first six months of fiscal 2009, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $75,744 during the six months ended March 31, 2009, compared to a reduction of $205,521 from the impairment of patents in the six months ended March 31, 2008.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2009, the Company had two equity incentive plans. The 2002 Stock Option Plan (“2002 Plan”) was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. The 2005 Equity Incentive Plan (“2005 Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants, plus the 1,749,564 shares remaining eligible for issuance under the 2002 Plan for a total plan reserve of 4,999,564. The current plan reserve at March 31, 2009, net of exercises, allows for the issuance of up to 4,644,663 shares. At March 31, 2009, there were options outstanding covering 98,000 and 3,958,262 shares of common stock under the 2002 Plan and 2005 Plan, respectively.

At March 31, 2009, there were also options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for summary stock option activity during the six months ended March 31, 2009.

Share-Based Payments

The Company accounts for share-based payments under the provisions of SFAS No. 123(R) “Share-based payments” (“SFAS 123(R)”). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company recorded $1,082,568 and $1,144,404 of share-based compensation expense for the six months ended March 31, 2009 and 2008, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Cost of revenue	$20,067	$22,068	$38,628	$39,743
Selling, general and administrative	461,325	511,396	964,952	984,355
Research and development	32,920	63,585	78,988	120,306

Total	$514,312	$597,049	$1,082,568	$1,144,404

The weighted-average estimated fair value of employee stock options granted during the six months ended March 31, 2009 and 2008 was $0.24 and $0.96, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2009	2008
Volatility	71.0%	71.0%
Risk-free interest rate	1.30% - 1.52%	2.79% - 3.49%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of March 31, 2009, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2009 and 2008. Additionally, as there were no options exercised in the six months ended March 31, 2009 or 2008, there were no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2009, there was $900,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.4 years.

8. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the six months ended March 31, 2009:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831
Share-based compensation expense	—	—	1,082,568	—	1,082,568
Net loss for the period	—	—	—	(2,218)	(2,218)

Balances, March 31, 2009	30,535,207	$305	$82,457,505	$(73,863,629)	$8,594,181

Common Stock Activity

There was no common stock activity during the six months ended March 31, 2009.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2009:
Outstanding October 1, 2008	3,226,200	$3.72
Granted	955,000	$0.48
Canceled/expired	(92,938)	$3.37

Outstanding March 31, 2009	4,088,262	$2.97

Exercisable at March 31, 2009	3,014,017	$3.43

Weighted average fair value of options granted during the year		$0.24

Options outstanding are exercisable at prices ranging from $0.46 to $9.48 and expire over the period from 2009 to 2013 with an average life of 3.32 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $245,923 and $100,667, respectively.

Stock Purchase Warrants

There was no warrant activity during the six months ended March 31, 2009. The number of shares purchasable under outstanding warrants at March 31, 2009 was 2,936,693 at a weighted average purchase price of $3.78.

At March 31, 2009, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
838,489	$5.44	*	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,936,693

*	These warrants contain antidilution rights if the Company sells securities for less than the exercise price.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2009	September 30, 2008
Payroll and related	$257,900	$421,686
Deferred revenue	275,509	275,509
Warranty reserve	267,702	235,174
Customer deposits	40,712	8,975
Other	29,622	36,459

Total	$871,445	$977,803

Changes in the warranty reserve during the three and six months ended March 31, 2009 and 2008 were as follows:

	Three Month Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Beginning balance	$239,186	$140,990	$235,174	$182,247
Warranty provision	35,861	(1,918)	44,041	(25,705)
Warranty settlements	(7,345)	(4,028)	(11,513)	(21,498)

Ending balance	$267,702	$135,044	$267,702	$135,044

10. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company’s losses for certain periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic
Net income (loss)	$878,811	$(2,133,375)	$(2,218)	$(3,857,368)

Weighted average common shares outstanding (basic)	30,535,207	30,535,207	30,535,207	30,535,207

Basic income (loss) per common share	$0.03	$(0.07)	$(0.00)	$(0.13)

Diluted
Net income (loss)	$878,811	$(2,133,375)	$(2,218)	$(3,857,368)

Weighted average common shares outstanding	30,535,207	30,535,207	30,535,207	30,535,207
Assumed exercise of options	76,441	—	—	—

Common and potential common shares	30,611,648	30,535,207	30,535,207	30,535,207

Diluted income (loss) per common share	$0.03	$(0.07)	$(0.00)	$(0.13)

Potentially dilutive stock options and warrants outstanding at period end excluded from diluted computation as they were antidilutive	6,074,329	6,408,954	7,024,955	6,408,954

11. MAJOR CUSTOMERS

For the three and six months ended March 31, 2009, revenues from one customer accounted for 42% and 33% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2009, accounts receivable from one customer accounted for 56% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2008, revenues from two customers accounted for 25% and 18% of revenues, respectively; and for the six months ended March 31, 2008, revenues from three customers accounted for 15%, 11% and 11%, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2008, accounts receivable from three customers accounted for 27%, 15% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

12. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company currently maintains its cash and cash equivalent accounts with a major financial institution. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. Also in October 2008, the financial institution enrolled in the U.S. Treasury Department’s Temporary Guarantee Program for money market funds. Under this program, the U.S. Treasury guarantees the $1.00 per share value of fund shares outstanding as of September 19, 2008, subject to certain terms and limitations. As a result, since all of the Company’s cash equivalents at March 31, 2009 consist of money market funds with this financial institution, these funds are guaranteed at 100% up to the balance held as of September 19, 2008. Based on these changes, as of March 31, 2009, the Company did not have any cash and cash equivalents that are either in excess of current FDIC limits or that are not guaranteed by the U.S. Treasury Department.

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

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2009 and 2008. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

During 2008, we completed the development of a new generation of LRAD® products called the LRAD-X®. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD- X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our new product line includes the following:

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

These products have been well received by our military customers and interest has been strong for other applications such as oil rig protection, maritime and homeland security, port security, bird and wildlife deterrents and by law enforcement. We believe these products provide an increased opportunity for us in both the government and commercial markets that we are developing, and will allow us to continue as the leader in this market. We believe that our products are offered at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our Company and products. We are focused on these areas of our business while also containing costs.

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

Overall Performance for the Second Quarter of Fiscal 2009

For our second fiscal quarter ended March 31, 2009:

•

Our revenues for the three months ended March 31, 2009 increased 187% to $5,872,482 from $2,048,372 for the three months ended March 31, 2008. The revenue growth was in our LRAD product line, partially offset by reductions in our HSS and SoundSaber product lines. In addition to strong sales to the U.S. Navy and Army, we have continued to diversify our revenues to foreign military groups, shipping companies, fisheries, police and other commercial applications.

•

We recorded a gross profit of $3,116,857 for the three months ended March 31, 2009 (53% of revenues), which was $2,385,804 higher than $731,053 for the quarter ended March 31, 2008 (36% of revenues), driven by higher revenues, increased product margins and better fixed overhead absorption.

•

Operating expenses of $2,246,567 for the three months ended March 31, 2009 decreased by $674,163 or 23% from the three months ended March 31, 2008. The prior year included an additional $343,187 related to the development of our LRAD-X product line launched last year. In addition, we had savings of $329,530 from reduced staffing levels, $115,249 from reduced impairment of patents, $92,267 from lower professional fees due to a change in audit firms and other savings, offset by an increase in third party sales commissions of $445,897.

•

We generated net income for the first time in the Company’s history during the quarter ended March 31, 2009. Our net income during this period of $878,811, or $0.03 per share was an increase of $3,012,186 compared to the net loss of $2,133,375, or $0.07 per share, for the quarter ended March 31, 2008, due to the increased revenues and gross profit and reduction in operating expenses described above.

•

For the three month period ended March 31, 2009, we increased our cash and cash equivalents by $318,596, primarily due to our net income for the period and close management of working capital. Net income (losses) and changes in working capital components cause significant variances in operating cash on a quarter over quarter basis.

Our various technologies are high risk in nature. However, we believe we have a solid technology and product foundation for business growth over the next several years. We have additional new technologies and products in various stages of development. We believe we have strong market opportunities, particularly given the continuing global threats to both governments and commerce, where our LRAD products have proven to be effective at determining intent and hailing and notification for force protection.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2008. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

Revenues for the three months ended March 31, 2009 were $5,872,482, representing a 187% increase from $2,048,372 in revenues for the three months ended March 31, 2008. Revenues for the three months ended March 31, 2009 included $5,801,400 of product sales and $71,082 of contract, license and other revenues. Revenues for the three months ended March 31, 2008 included $1,959,310 of product sales and $89,062 of contract, license and other revenues. The revenue growth was in our LRAD product line, partially offset by reductions in our HSS and SoundSaber product lines. In addition to strong sales to the U.S. Navy and Army, we have continued to diversify our revenues to foreign military groups, shipping companies, fisheries, police and other commercial applications. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the three months ended March 31, 2008, we recognized $54,167 in contract revenue representing ratable earned revenue under a three year license agreement. We did not record any similar contract revenue in the three months ended March 31, 2009 as the contract expired in September 2008. At March 31, 2009, there was no revenue unearned under this agreement. At March 31, 2009, we had aggregate deferred license revenue of $275,509 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $3,116,857, or 53% of revenues, compared to $731,053, or 36% of revenues, for the three months ended March 31, 2008. The increase in gross profit was driven by higher revenues, increased product margins due to reduced product cost and favorable mix, and broader absorption of our fixed overhead expenses as a result of the higher revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 increased $44,036 to $1,797,917, or 31% of revenues, compared to $1,753,881, or 86% of revenues, for the three months ended March 31, 2008. The increase in selling general and administrative expenses was primarily attributed to $445,897 increase in outside sales commissions, partially offset by $102,501 lower salaries and consulting expense, $92,267 lower professional fees resulting primarily from a change in audit firms, $72,311 reduced marketing expenses, and other cost savings.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended March 31, 2009 and 2008 of $461,325 and $511,396, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will vary based on the sales channel and revenue levels.

Research and Development Expenses

Research and development expenses decreased $718,199 to $448,650, or 8% of revenues, for the three months ended March 31, 2009, compared to $1,166,849, or 57% of revenues, for the three months ended March 31, 2008. This decrease in research and development expense was primarily due to $343,187 higher consulting, prototypes and testing costs in the prior year for the development of our new LRAD-X product line, $227,029 in lower salaries and benefits from reduced headcount, and $115,250 from the reduction in expenses incurred for impairment of patents.

Included in research and development expenses for the three months ended March 31, 2009 and 2008 was $32,920 and $63,585 of SFAS No. 123(R) non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the second quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $39,291 during the quarter ended March 31, 2009, compared to an impairment of $154,541 in the three months ended March 31, 2008.

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

Income (Loss) from Operations

Income from operations was $870,290 for the three months ended March 31, 2009, compared to loss from operations of $2,189,677 for the three months ended March 31, 2008. The income from operations is primarily attributable to the increase in revenues, improved gross profit margins and reduced research and development expense.

Other Income

During the three months ended March 31, 2009, we earned $8,521 of interest income on our cash and cash equivalents balances compared to $56,302 during the three months ended March 31, 2008 due to lower cash balances and lower interest rates.

Net Income (Loss)

The net income for the three months ended March 31, 2009 was $878,811, or $0.03 per share, an increase of $3,012,186 from a net loss of $2,133,375, or $0.07 per share, for the three months ended March 31, 2008. The net income was primarily the result of increased revenues, improved gross profit margins and reduced research and development expense. We had no income tax expense for either of the periods presented.

Results of Operations for the Six Months Ended March 31, 2009 and 2008

Revenues

Revenues for the six months ended March 31, 2009 were $8,365,725, representing an 82% increase from $4,584,016 in revenues for the six months ended March 31, 2008. Revenues for the six months ended March 31, 2009 included $8,232,243 of product sales and $133,482 of contract, license and other revenues. Revenues for the six months ended March 31, 2008 included $4,382,997 of product sales and $201,019 of contract, license and other revenues. Sales increased in our LRAD product line and decreased in our HSS and SoundSaber product lines. We expect continued uneven quarterly revenues in future periods as we continue to develop the markets for our proprietary products.

For the six months ended March 31, 2008, we recognized $108,334 in contract revenue representing ratable earned revenue under a six year license agreement. We did not record any similar contract revenue in the six months ended March 31, 2009 as the contract expired in September 2008. At March 31, 2009, there was no revenue unearned under this agreement. At March 31, 2009, we had aggregate deferred license revenue of $275,509 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the six months ended March 31, 2009 was $4,259,128, or 51% of revenues, compared to $1,884,982, or 41% of revenues, for the six months ended March 31, 2008. The increase in gross profit was due to higher revenues, increased product margins due to reduced product cost and favorable mix and greater absorption of our fixed overhead expenses as a result of the higher revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2009 decreased $398,357 to $3,384,877, or 40% of revenues, compared to $3,783,234, or 83% of revenues, for the six months ended March 31, 2008. The decrease in selling general and administrative expenses was primarily attributed to $361,554 in lower professional fees resulting from a change in audit firms, $228,122 from reduced staffing levels, $120,053 from lower marketing expenses and other expense reductions, partially offset by an increase of $490,690 in outside sales commission expense.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the six months ended March 31, 2009 and 2008 of $964,952 and $984,355, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will also vary based on the sales channel and revenue levels.

Research and Development Expenses

Research and development expenses decreased $1,075,919 to $901,108, or 11% of revenues, for the six months ended March 31, 2009, compared to $1,977,027, or 43% of revenues, for the six months ended March 31, 2008. This decrease in research and development expense was primarily due to $584,435 of higher consulting, prototypes and testing costs in the prior year for the development of our new LRAD-X product line. In addition, we had savings of $293,706 from reduced staffing levels and $129,777 from the reduction in expenses incurred for impairment of patents.

Included in research and development expenses for the six months ended March 31, 2009 and 2008 was $78,988 and $120,306 of SFAS No. 123(R) non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first two quarters identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $75,744 during the six months ended March 31, 2009, compared to an impairment of $205,521 in the six months ended March 31, 2008.

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

Loss from Operations

Loss from operations was $26,857 for the six months ended March 31, 2009, compared to loss from operations of $3,875,279 for the six months ended March 31, 2008. The decreased loss from operations is primarily attributable to the increase in revenues, improved gross profit margins and lower operating expenses.

Other Income (Expense)

During the six months ended March 31, 2009, we earned $24,639 of interest income on our cash and cash equivalents balances compared to $126,732 during the six months ended March 31, 2008 due to lower cash balances and lower interest rates. During the six months ended March 31, 2008, we recorded a $108,821 financing expense for estimated liquidated damages based on certain registration rights agreements. We did not have a similar charge during the six months ended March 31, 2009.

Net Loss

The net loss for the six months ended March 31, 2009 was $2,218, a 100% decrease from a net loss of $3,857,368 for the six months ended March 31, 2008. The significantly reduced loss was primarily the result of increased revenues, improved gross margins and lower operating expenses. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We generated positive cash flow from operating activities and a net increase in cash and cash equivalents during the six months ended March 31, 2009 of $204,212 and $65,034, respectively. During this period, we financed our working capital requirements through cash and cash equivalents on hand at the beginning of the period, and from cash generated from operating activities. Cash and cash equivalents at March 31, 2009 was $2,759,903 compared to $2,694,869 at September 30, 2008. The net increase in cash and cash equivalents during this period resulted from net cash from operating activities, offset by $139,178 in net cash used in investing activities that related to purchases of equipment and patent costs paid.

Other than cash and cash equivalents, inventory and our balance of accounts receivable, we have no other unused sources of liquidity as of March 31, 2009.

Principal factors that could affect the availability of our internally generated funds include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to collect accounts receivable balances;

•	ability to reduce current inventory levels; and

•	product acceptance in new markets.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $204,212 for the six months ended March 31, 2009 compared to cash used of $1,749,948 from operating activities for the six months ended March 31, 2008. Net cash provided by operating activities for the six months ended March 31, 2009 included a $2,218 net loss, decreased by expenses not requiring the use of cash of $1,377,717, and $289,426 in cash resulting from increased accounts payable. Operating cash usage during the six months ended March 31, 2009 included $1,230,725 from increased accounts receivable, $66,160 from decreased inventories, $13,429 from increased prepaid expenses, $11,513 for increased warranty settlements and $138,886 decrease in accrued liabilities. Cash generated from operating activities for the six months ended March 31, 2008 included $84,834 for decreased inventories, a $676,786 increase in accounts payable and a $668,656 increase in accrued liabilities. Cash used in operating activities for the six months ended March 31, 2008 included the $3,857,368 net loss, reduced by expenses not requiring the use of cash of $1,489,320, a $733,541 increase in accounts receivable, a $57,137 increase in prepaid expenses and a $21,498 increase in warranty settlements.

At March 31, 2009 we had working capital of $7,273,950, compared to working capital of $6,105,286 at September 30, 2008.

At March 31, 2009, we had net accounts receivable of $3,444,661, compared to $2,210,526 in accounts receivable at September 30, 2008. The level of trade accounts receivable at March 31, 2009 represented approximately 53 days of revenue compared to approximately 72 days of revenue at September 30, 2008. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $118,048 for the six months ended March 31, 2009 and $89,692 for the six months ended March 31, 2008. Cash used for investment in new patents was $21,130 for the six months ended March 31, 2009 and $117,766 for the six months ended March 31, 2008. We anticipate some additional expenditures for equipment and patents during the balance of fiscal year 2009.

Financing Activities

There was no cash provided by or used in financing activities for the six months ended March 31, 2009 or 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Shareholders on March 25, 2009. The matters voted upon at the meeting included (a) the election of all five directors, and (b) ratification of the selection of Squar, Milner, Peterson, Miranda, & Williamson, LLP as the Company’s independent registered public accounting firm for our fiscal year ending September 30, 2009. The votes cast with respect to these matters were as follows:

1.	Election of Directors – The following directors were elected at the meeting representing all of the directors of the Company:

Nominee	Number of shares Voted For	Number of shares Withheld
Elwood G. Norris	22,712,695	1,722,387
Thomas R. Brown	22,763,341	1,671,741
Daniel Hunter	23,888,327	546,755
Raymond C. Smith	23,860,648	574,434
Laura M. Clague	23,880,367	554,715

2.	Proposal to ratify the selection of Squar, Milner, Peterson, Miranda, & Williamson, LLP as our independent registered public accounting firm for our fiscal year ending September 30, 2009.

For	Against	Abstain	Broker - No Vote
23,786,511	449,496	199,075	—

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.

99.1	Press release dated April 29, 2009 regarding fiscal Q2 2009 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: April 29, 2009	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer (Principal Financial Officer)