Form 10-Q
period 2009-06-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2009-08-03
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 28, 2009 was 30,538,332.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,625,986	$2,694,869
Accounts receivable, less allowance of $254,016 and $247,625 for doubtful accounts	2,173,918	2,210,526
Inventories, net	2,560,988	2,890,219
Prepaid expenses and other	267,285	251,390

Total current assets	9,628,177	8,047,004
Property and equipment, net	284,238	292,094
Patents, net	916,719	1,058,186
Deposits	58,265	58,265

Total assets	$10,887,399	$9,455,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957,811	$963,915
Accrued liabilities	891,434	977,803

Total current liabilities	1,849,245	1,941,718

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized: none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,538,332 and 30,535,207 shares issued and outstanding, respectively	305	305
Additional paid-in capital	82,765,294	81,374,937
Accumulated deficit	(73,727,445)	(73,861,411)

Total stockholders’ equity	9,038,154	7,513,831

Total liabilities and stockholders’ equity	$10,887,399	$9,455,549

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$4,289,200	$2,505,601	$12,521,443	$6,888,597
Contract, license and other	114,840	242,633	248,322	443,653

Total revenues	4,404,040	2,748,234	12,769,765	7,332,250
Cost of revenues	2,416,237	1,703,912	6,522,834	4,402,946

Gross profit	1,987,803	1,044,322	6,246,931	2,929,304

Operating expenses:
Selling, general and administrative	1,395,777	1,730,634	4,780,654	5,513,868
Research and development	459,506	858,174	1,360,614	2,835,201

Total operating expenses	1,855,283	2,588,808	6,141,268	8,349,069

Income (loss) from operations	132,520	(1,544,486)	105,663	(5,419,765)

Other income (expense):
Interest income	4,447	24,581	29,086	151,313
Finance expense	(783)	—	(783)	(108,821)

Total other income	3,664	24,581	28,303	42,492

Net income (loss)	$136,184	$(1,519,905)	$133,966	$(5,377,273)

Net income (loss) per common share - basic and diluted	$0.00	$(0.05)	$0.00	$(0.18)

Weighted average common shares outstanding
Basic	30,537,302	30,535,207	30,535,905	30,535,207

Diluted	31,546,086	30,535,207	30,897,647	30,535,207

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2009	2008
Increase (Decrease) in cash and cash equivalents:
Operating activities:
Net income (loss)	$133,966	$(5,377,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	232,733	280,965
Provision for doubtful accounts	6,391	15,719
Warranty provision	209,631	(431)
Inventory obsolescence	129,583	(34,223)
Loss on disposition of assets	—	203
Share-based compensation	1,388,857	1,669,035
Loss on impairment of patents	88,895	310,347
Changes in assets and liabilities:
Accounts receivable	30,217	(678,387)
Inventories	199,648	110,995
Prepaid expenses and other	(15,895)	(59,026)
Accounts payable	(6,104)	114,709
Warranty settlements	(163,627)	(30,472)
Accrued liabilities	(132,373)	675,466

Net cash provided by (used in) operating activities	2,101,922	(3,002,373)

Investing activities:
Purchase of equipment	(143,635)	(99,355)
Patent costs paid	(28,670)	(160,173)

Net cash used in investing activities	(172,305)	(259,528)

Financing Activities:
Proceeds from exercise of stock options	1,500	—

Net cash provided by financing activities	1,500	—

Net increase (decrease) in cash and cash equivalents	1,931,117	(3,261,901)
Cash and cash equivalents, beginning of period	2,694,869	6,414,537

Cash and cash equivalents, end of period	$4,625,986	$3,152,636

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

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., through which the Company intends to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary in order to make the financial statements not misleading. The consolidated balance sheet as of September 30, 2008 was derived from the Company’s most recent audited financial statements. Operating results for the three and nine month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 4, 2008.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. According to the original pronouncement, SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for its financial assets and liabilities on October 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect that the adoption of SFAS No. 157 for its non-financial assets and liabilities will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this pronouncement by the Company did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement by the Company did not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 became effective for the Company on October 1, 2008. The Company has not elected to adopt the option available under SFAS No. 159 to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed herein. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP SFAS 142-3 to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Some of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, our adoption of EITF 07-5 effective October 1, 2009 will cause these warrants to be classified as liabilities and to be remeasured at each reporting period with changes in the fair value recognized in operating results. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1”). FSP FAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This statement became effective for interim and annual reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 expands the Company’s disclosures regarding the use of fair value in interim periods but did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. (See Note 15).

In June 2009, through the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US generally accepted accounting principles (“US GAAP”) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the fourth quarter of fiscal 2009. The adoption of the Codification will not have an effect on the Company’s consolidated financial statements, but will impact the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	June 30, 2009	September 30, 2008
Finished goods	$963,082	$998,609
Work in process	38,804	29,959
Raw materials	3,243,835	3,416,802

	4,245,721	4,445,370
Reserve for obsolescence	(1,684,733)	(1,555,151)

Total, net	$2,560,988	$2,890,219

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2009	September 30, 2008
Machinery and equipment	$635,832	$511,464
Office furniture and equipment	838,720	821,121
Leasehold improvements	262,258	260,591

	1,736,810	1,593,176
Accumulated depreciation	(1,452,572)	(1,301,082)

Property and equipment, net	$284,238	$292,094

Included in office furniture and equipment at June 30, 2009 and September 30, 2008 was $420,438 and $411,963, respectively, for purchased software, which is being amortized over three years. The unamortized portion of software at June 30, 2009 and September 30, 2008 was $14,046 and $13,755, respectively.

Depreciation expense, excluding amortization of software, was $143,308 and $167,394 for the nine months ended June 30, 2009 and 2008, respectively. Amortization of purchased software was $8,183 and $20,288 for the nine months ended June 30, 2009 and 2008, respectively.

6. PATENTS

Patents consisted of the following:

	June 30, 2009	September 30, 2008
Cost	$1,579,346	$1,662,787
Accumulated amortization	(662,627)	(604,601)

Patents, net	$916,719	$1,058,186

Amortization expense for the Company’s patents was $81,242 and $93,283 for the nine months ended June 30, 2009 and 2008, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first nine months of fiscal 2009, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $88,895 during the nine months ended June 30, 2009, compared to a reduction of $310,347 from the impairment of patents in the nine months ended June 30, 2008.

7. INCOME TAXES

An income tax expense has not been recorded in the three and nine months ended June 30, 2009 based upon the year to date pretax net income as the Company’s projected effective tax rate for the year ending September 30, 2009 will remain zero. The effective tax rate is projected to remain zero as any income recognized for the year will permit a decrease in the valuation allowance for net operating loss carryforwards that existed at the beginning of the year. The Company has not recorded a tax provision in either the three or nine months ended June 30, 2009.

8. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2009, the Company had two equity incentive plans. The 2002 Stock Option Plan (“2002 Plan”) was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to the termination. The 2005 Equity Incentive Plan (“2005 Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of

3,250,000 new shares of common stock to employees, directors or consultants, plus the 1,749,564 shares remaining eligible for issuance under the 2002 Plan for a total plan reserve of 4,999,564. The current plan reserve at June 30, 2009, net of exercises, allows for the issuance of up to 4,641,538 shares. At June 30, 2009, there were options outstanding covering 85,000 and 3,973,575 shares of common stock under the 2002 Plan and 2005 Plan, respectively.

At June 30, 2009, there were also options outstanding covering 32,000 shares of common stock from grants outside the stock option plans. See Note 8 for summary stock option activity during the nine months ended June 30, 2009.

Share-Based Payments

The Company accounts for share-based payments under the provisions of SFAS No. 123(R) “Share-based payments” (“SFAS 123(R)”). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company recorded $1,388,857 and $1,669,035 of share-based compensation expense for the nine months ended June 30, 2009 and 2008, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$18,937	$(34,774)	$57,565	$4,969
Selling, general and administrative	269,348	366,363	1,234,300	1,350,718
Research and development	18,004	193,042	96,992	313,348

Total	$306,289	$524,631	$1,388,857	$1,669,035

The weighted-average estimated fair value of employee stock options granted during the nine months ended June 30, 2009 and 2008 was $0.28 and $1.00, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended June 30,
	2009	2008
Volatility	71.0% - 83.0%	71.0%
Risk-free interest rate	1.30% - 1.86%	2.79% - 3.49%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of June 30, 2009, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2009 and 2008. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarters ended June 30, 2009 or 2008. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2009, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.4 years.

9. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the nine months ended June 30, 2009:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831
Issuance of common stock upon exercise of stock options	3,125	—	1,500	—	1,500
Share-based compensation expense	—	—	1,388,857	—	1,388,857
Net income for the period	—	—	—	133,966	133,966

Balances, June 30, 2009	30,538,332	$305	$82,765,294	$(73,727,445)	$9,038,154

Common Stock Activity

During the nine months ended June 30, 2009, the Company issued 3,125 shares of common stock in connection with the exercise of stock options.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2009:
Outstanding October 1, 2008	3,226,200	$3.72
Granted	991,000	$0.54
Canceled/expired	(123,500)	$3.58
Exercised	(3,125)	$0.48

Outstanding June 30, 2009	4,090,575	$2.96

Exercisable at June 30, 2009	3,238,971	$3.34

Weighted average fair value of options granted during the year		$0.28

Options outstanding are exercisable at prices ranging from $0.46 to $9.48 and expire over the period from 2009 to 2014 with an average life of 3.11 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $1,354,118 and $664,420, respectively.

Stock Purchase Warrants

There was no warrant activity during the nine months ended June 30, 2009. The number of shares purchasable under outstanding warrants at June 30, 2009 was 2,936,693 at a weighted average purchase price of $3.78.

At June 30, 2009, the following stock purchase warrants were outstanding arising from offerings and other transactions:

Number	Exercise Price		Expiration Date
838,489	$5.44	*#	July 18, 2009
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,936,693

*	These warrants contain antidilution rights if the Company sells securities for less than the exercise price.
#	These warrants expired, unexercised, on July 18, 2009.

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2009	September 30, 2008
Payroll and related	$277,223	$421,686
Deferred revenue	275,509	275,509
Warranty reserve	281,178	235,174
Customer deposits	31,319	8,975
Other	26,205	36,459

Total	$891,434	$977,803

Changes in the warranty reserve during the three and nine months ended June 30, 2009 and 2008 were as follows:

	Three Month Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$267,702	$135,044	$235,174	$182,247
Warranty provision	165,590	25,274	209,631	(431)
Warranty settlements	(152,114)	(8,974)	(163,627)	(30,472)

Ending balance	$281,178	$151,344	$281,178	$151,344

11. INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$136,184	$(1,519,905)	$133,966	$(5,377,273)

Weighted average common shares outstanding	30,537,302	30,535,207	30,535,905	30,535,207

Basic income (loss) per common share	$0.00	$(0.05)	$0.00	$(0.18)

Diluted
Net income (loss)	$136,184	$(1,519,905)	$133,966	$(5,377,273)

Weighted average common shares outstanding	30,537,302	30,535,207	30,535,905	30,535,207
Assumed exercise of options	1,008,784	—	361,742	—

Common and potential common shares	31,546,086	30,535,207	30,897,647	30,535,207

Diluted income (loss) per common share	$0.00	$(0.05)	$0.00	$(0.18)

Potentially dilutive stock options and warrants outstanding at period end excluded from diluted computation as they were antidilutive	6,072,393	6,207,393	6,082,893	6,207,393

12. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities. The carry values of these instruments approximate fair values due to their short-term maturities.

13. MAJOR CUSTOMERS

For the three months ended June 30, 2009, revenues from two customers accounted for 22% and 11% of revenues, respectively, and for the nine months ended June 30, 2009, revenues from one customer accounted for 29% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2009, accounts receivable from two customers accounted for 29% and 20% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2008, revenues from two customers each accounted for 12% of revenues, and for the nine months ended June 30, 2008, revenues from one customer accounted for 12% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2008, accounts receivable from four customers accounted for 18%, 13%, 12% and 12% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

14. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company currently maintains its cash and cash equivalent accounts with a major financial institution. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. Also in October 2008, the financial institution enrolled in the U.S. Treasury Department’s Temporary Guarantee Program for money market funds. Under this program, the U.S. Treasury guarantees the $1.00 per share value of fund shares outstanding as of September 19, 2008, subject to certain terms and limitations. As a result, since all of the Company’s cash equivalents at June 30, 2009 consist of money market funds with this financial institution, these funds are guaranteed at 100% up to the balance held as of September 19, 2008. Based on these changes, as of June 30, 2009, the Company did not have any cash and cash equivalents that are either in excess of current FDIC limits or that are not guaranteed by the U.S. Treasury Department.

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

15. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 3, 2009, which was the date the Company’s financial statements were issued.

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

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2009 and 2008. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Readers are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, readers should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

During 2008, we completed the development of a new generation of LRAD® products called the LRAD-X®. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. We continue to improve and expand our LRAD product line that includes the following major products:

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

•	LRAD 300X is compact, lightweight and ideally suited for use on military and armored vehicles, common remote-operated weapon systems, and small vessels to influence the behavior of targeted threats.

•

LRAD 100X is portable and designed for use in a variety of mass notification and commercial security applications. It is ideally suited for short-range perimeter security and it adds highly intelligible sound/communication resources into traditional camera-based security networks in an integrated package.

•

LRAD-RXTM is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head and an integrated IP-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution. The LRAD-RX can be operated remotely from anywhere across a TCP/IP network enabling system operators to respond to security threats from a safe remote environment. The LRAD-RX is aimed and controlled by our proprietary pan and tilt drive system. We designed and engineered this pan and tilt drive system to meet the demanding specifications of customers that deploy these devices on large vessels, offshore oil and other platforms. The LRAD-RX can be integrated with a number of other sensors (radar, camera, etc.) creating a fully integrated unmanned perimeter security solution.

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

Overall Performance for the Third Quarter of Fiscal 2009

For our third fiscal quarter ended June 30, 2009:

•

Our revenues for the three months ended June 30, 2009 increased 60% to $4,404,040 from $2,748,234 for the three months ended June 30, 2008. The revenue growth was from our LRAD product line, partially offset by reductions in HSS and SoundSaber product sales. Revenue growth was driven by strong sales to U.S. and foreign Navies, anti-piracy applications by commercial shipping companies and commercial bird and wildlife applications.

•

We recorded a gross profit of $1,987,803 for the three months ended June 30, 2009 (45% of revenues), which was $943,481 higher than $1,044,322 for the quarter ended June 30, 2008 (38% of revenues), driven by higher revenues, increased product margins and better fixed overhead absorption.

•

Operating expenses of $1,855,283 for the three months ended June 30, 2009 decreased by $733,525, or 28%, from the three months ended June 30, 2008. The prior year quarter included $162,800 in costs and expenses related to the development of our LRAD-X product line that were not incurred during the 2009 quarter. In addition, we had $272,055 of reduced non-cash share-based compensation expense, $124,963 from reduced staffing levels, $91,676 from reduced impairment of patents, and other savings, offset by an increase in third party sales commissions of $161,530.

•

During the quarter ended June 30, 2009, we generated net income for the second consecutive quarter, the first two quarters of reported net income in the Company’s history. Our net income during this period of $136,184, or $0.00 per share was an increase of $1,656,089 compared to the net loss of $1,519,905, or $0.05 per share, for the quarter ended June 30, 2008, due to the increased revenues and gross profit and reduction in operating expenses described above. Future operating results will depend on future product sales levels, international market conditions and many other factors, some of which are beyond our control and accordingly there is no assurance of continued quarterly profitability.

•

For the three month period ended June 30, 2009, we increased our cash and cash equivalents by $1,866,083, primarily due to our net income for the period, including adjustments for non-cash expenses, and a reduction of our accounts receivable balance. Net income (losses) and changes in working capital components cause significant variances in operating cash on a quarter over quarter basis.

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

Revenues for the three months ended June 30, 2009 were $4,404,040, representing a 60% increase from $2,748,234 in revenues for the three months ended June 30, 2008. Revenues for the three months ended June 30, 2009 included $4,289,200 of product sales and $114,840 of contract, license and other revenues. Revenues for the three months ended June 30, 2008 included $2,505,601 of product sales and $242,633 of contract, license and other revenues. The revenue growth was in our LRAD product line, partially offset by reductions in our HSS and SoundSaber product sales. In addition to strong sales to the U.S. Navy and Army, we have continued to diversify our revenues to foreign military groups, shipping companies, fisheries, police, bird and wildlife protection and other commercial applications. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

For the three months ended June 30, 2008, we recognized $54,167 in contract revenue representing ratable earned revenue under a three year license agreement. We did not record any similar contract revenue in the three months ended June 30, 2009 as the contract expired in September 2008. At June 30, 2009, there was no revenue unearned under this agreement. At June 30, 2009, we had aggregate deferred license revenue of $275,509 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $1,987,803, or 45% of revenues, compared to $1,044,322, or 38% of revenues, for the three months ended June 30, 2008. The increase in gross profit was driven by higher revenues, increased product margins due to reduced product cost and favorable mix, and broader absorption of our fixed overhead expenses as a result of the higher revenues. We incurred increased warranty costs during the most recent quarter compared to the prior year’s third quarter primarily to replace some units that were damaged due to unique application of our product by one of our customers. We have worked with our customer and this issue has been resolved.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 decreased $334,857 to $1,395,777, or 32% of revenues, compared to $1,730,634, or 63% of revenues, for the three months ended June 30, 2008. The decrease in selling general and administrative expenses was primarily attributed to $165,880 in lower salaries and consulting expense, $97,017 due to lower non-cash share-based compensation expense, $57,353 of reduced marketing expenses, and $176,137 of travel and other cost savings, partially offset by $161,530 increase in outside sales commissions.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the three months ended June 30, 2009 and 2008 of $269,348 and $366,363, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will vary based on the sales channel and revenue levels.

Research and Development Expenses

Research and development expenses decreased $398,668 to $459,506, or 10% of revenues, for the three months ended June 30, 2009, compared to $858,174, or 31% of revenues, for the three months ended June 30, 2008. This decrease in research and development expense was primarily due to $162,800 of consulting, prototypes and testing costs incurred in the prior year for the development of our new LRAD-X product line that were not incurred in the 2009 quarter, $175,038 for reduced non-cash share-based compensation expense, and $91,676 from the reduction in expenses incurred for impairment of patents.

Included in research and development expenses for the three months ended June 30, 2009 and 2008 was $18,004 and $193,042 of non-cash share-based compensation costs, respectively. The prior year expense included a $145,375 adjustment to true-up the forfeiture rate.

Each quarter, we review the ongoing value of our capitalized patent costs and in the third quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $13,151 during the quarter ended June 30, 2009, compared to an impairment of $104,827 in the three months ended June 30, 2008.

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

Income (Loss) from Operations

Income from operations was $132,520 for the three months ended June 30, 2009, compared to loss from operations of $1,544,486 for the three months ended June 30, 2008. The income from operations is primarily attributable to the increase in revenues, improved gross profit margins and reduced operating expenses.

Other Income

During the three months ended June 30, 2009, we earned $4,447 of interest income on our cash and cash equivalents balances compared to $24,581 during the three months ended June 30, 2008 due to lower cash balances and lower interest rates.

Net Income (Loss)

The net income for the three months ended June 30, 2009 was $136,184, or $0.00 per share, an increase of $1,656,089 from a net loss of $1,519,905, or $0.05 per share, for the three months ended June 30, 2008. The net income was primarily the result of increased revenues, improved gross profit margins and reduced operating expenses. We had no income tax expense for either of the periods presented.

Results of Operations for the Nine Months Ended June 30, 2009 and 2008

Revenues

Revenues for the nine months ended June 30, 2009 were $12,769,765, representing a 74% increase from $7,332,250 in revenues for the nine months ended June 30, 2008. Revenues for the nine months ended June 30, 2009 included $12,521,443 of product sales and $248,322 of contract, license and other revenues. Revenues for the nine months ended June 30, 2008 included $6,888,597 of product sales and $443,653 of contract, license and other revenues. Sales increased in our LRAD product line and decreased in our HSS and SoundSaber product lines. We expect continued uneven quarterly revenues in future periods as we continue to develop the markets for our proprietary products.

For the nine months ended June 30, 2008, we recognized $162,500 in contract revenue representing ratable earned revenue under a six year license agreement. We did not record any similar contract revenue in the nine months ended June 30, 2009 as the contract expired in September 2008. At June 30, 2009, there was no revenue unearned under this agreement. At June 30, 2009, we had aggregate deferred license revenue of $275,509 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the nine months ended June 30, 2009 was $6,246,931, or 49% of revenues, compared to $2,929,304, or 40% of revenues, for the nine months ended June 30, 2008. The increase in gross profit was due to higher revenues, increased product margins due to reduced product cost and favorable mix and greater absorption of our fixed overhead expenses as a result of the higher revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2009 decreased $733,214 to $4,780,654, or 37% of revenues, compared to $5,513,868, or 75% of revenues, for the nine months ended June 30, 2008. The decrease in selling general and administrative expenses was primarily attributed to $383,064 in lower professional fees resulting from a change in audit firms, $394,002 from reduced staffing levels, $116,418 from reduced non-cash share-based compensation expense, $129,664 from lower marketing expenses and $366,650 from a reduction in travel and other expense, partially offset by an increase of $656,585 in outside sales commission expense.

We incurred non-cash share-based compensation expenses related to SFAS No. 123(R) allocated to selling, general and administrative expenses in the nine months ended June 30, 2009 and 2008 of $1,234,300 and $1,350,718, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will also vary based on the sales channel and revenue levels.

Research and Development Expenses

Research and development expenses decreased $1,474,587 to $1,360,614, or 11% of revenues, for the nine months ended June 30, 2009, compared to $2,835,201, or 39% of revenues, for the nine months ended June 30, 2008. This decrease in research and development expense was primarily due to a reduction of $747,235 in consulting, prototypes and testing costs in the prior year for the development of our new LRAD-X product line. In addition, we had savings of $252,789 from reduced staffing levels and $221,453 from the reduction in expenses incurred for impairment of patents and $216,356 from reduced non-cash share-based compensation expense.

Included in research and development expenses for the nine months ended June 30, 2009 and 2008 was $96,992 and $313,348 of SFAS No. 123(R) non-cash share-based compensation costs, respectively. The prior year expense included a $145,375 adjustment to true-up the forfeiture rate.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first three quarters identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $88,895 during the nine months ended June 30, 2009, compared to an impairment of $310,348 in the nine months ended June 30, 2008.

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

Income (Loss) from Operations

Income from operations was $105,663 for the nine months ended June 30, 2009, compared to loss from operations of $5,419,765 for the nine months ended June 30, 2008. The decreased loss from operations is primarily attributable to the increase in revenues, improved gross profit margins and lower operating expenses.

Other Income (Expense)

During the nine months ended June 30, 2009, we earned $29,086 of interest income on our cash and cash equivalents balances compared to $151,313 during the nine months ended June 30, 2008 due to lower cash balances and lower interest rates. During the nine months ended June 30, 2008, we recorded a $108,821 financing expense for estimated liquidated damages based on certain registration rights agreements compared to $783 of interest expense during the nine month ended June 30, 2009.

Net Income (Loss)

The net income for the nine months ended June 30, 2009 was $133,966, compared to a net loss of $5,377,273 for the nine months ended June 30, 2008. The significantly reduced loss was primarily the result of increased revenues, improved gross margins and lower operating expenses. We had no income tax expense for either of the periods presented.

Liquidity and Capital Resources

We generated positive cash flow from operating activities and a net increase in cash and cash equivalents during the nine months ended June 30, 2009 of $2,101,922 and $1,931,117, respectively. During this period, we financed our working capital requirements through cash and cash equivalents on hand at the beginning of the period, and from cash generated from operating activities. Cash and cash equivalents at June 30, 2009 was $4,625,986 compared to $2,694,869 at September 30, 2008. The net increase in cash and cash equivalents during this period resulted from net cash from operating activities and $1,500 from financing activities through the exercise of options, offset by $172,305 in net cash used in investing activities that related to purchases of equipment and patent costs paid.

Other than cash and cash equivalents, inventory and our balance of accounts receivable, we have no other unused sources of liquidity as of June 30, 2009.

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

Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for at least the next twelve months. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Operating Activities

Our net cash provided by operating activities was $2,101,922 for the nine months ended June 30, 2009 compared to cash used of $3,002,373 from operating activities for the nine months ended June 30, 2008. Net cash provided by operating activities for the nine months ended June 30, 2009 included net income of $133,966, increased by expenses not requiring the use of cash of $2,056,090, $199,648 from decreased inventories and $30,217 from reduced accounts receivable. Operating cash usage during the nine months ended June 30, 2009 included $163,627 for increased warranty settlements, $132,373 decrease in accrued liabilities, $15,895 increase in prepaid expenses and $6,104 decrease in accounts payable. Cash generated from operating activities for the nine months ended June 30, 2008 included $110,995 for decreased inventories, $114,709 increase in accounts payable and $675,466 increase in accrued liabilities. Cash used in operating activities for the nine months ended June 30, 2008 included the $5,377,273 net loss, reduced by expenses not requiring the use of cash of $2,241,615, a $678,387 increase in accounts receivable, $59,026 increase in prepaid expenses and $30,472 increase in warranty settlements.

At June 30, 2009, we had working capital of $7,778,932, compared to working capital of $6,105,286 at September 30, 2008.

At June 30, 2009, we had net accounts receivable of $2,173,918, compared to $2,210,526 in accounts receivable at September 30, 2008. The level of trade accounts receivable at June 30, 2009 represented approximately 45 days of revenue compared to approximately 72 days of revenue at September 30, 2008. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $143,635 for the nine months ended June 30, 2009 and $99,355 for the nine months ended June 30, 2008. Cash used for investment in new patents was $28,670 for the nine months ended June 30, 2009 and $160,173 for the nine months ended June 30, 2008. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2009.

Financing Activities

Cash provided by financing activities for the three and nine months ended June 30, 2009 was $1,500, which consisted of net cash proceeds from the exercise of stock options. There was no cash provided by or used in financing activities for the nine months ended June 30, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.

99.1	Press release dated August 3, 2009 regarding fiscal Q3 2009 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: August 3, 2009	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer (Principal Financial Officer)