Form 10-K
period 2009-09-30
AMERICAN TECHNOLOGY CORP /DE/
filed 2009-12-01
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $16,979,167* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2009. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,552,498 shares of common stock, par value $.00001 per share, as of November 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2009.

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

Overview

American Technology Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products for applications ranging from focusing digital signage advertising on a customer at ten feet to protecting assets by communicating with and deterring threats over distances greater than 1,000 meters. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic DeviceTM or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing and warning devices (AHDs) capable of communicating with authority and clarity over 1,000 meters. We also believe we are the leader in commercializing parametric speakers, branded as HyperSonic® sound or HSS®.

We have 43 patents issued worldwide covering our various sound technologies, of which 40 are patents issued in the United States. We also have 26 pending patent applications worldwide, of which 15 are pending patent applications in the United States.

Technology and Products

Our three major technology platforms and related products are:

LRAD®

Our Long Range Acoustic Device, or LRAD, is a technology breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a range of over 1,000 meters. The LRAD also features a rugged construction that allows the product to meet the stringent environmental requirements of military applications. LRAD can emit powerful voice commands, prerecorded messages in multiple languages or deterrent tones to create a safety zone allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marines and Coast Guard, as well as commercial vessels and public safety entities around the globe since the spring of 2003.

We have expanded our market penetration by developing new products to meet customer operational needs. In fiscal 2007, we introduced the LRAD-R, a remotely-controlled device that can be operated from a separate command-control center. In fiscal 2008, we introduced our LRAD-X® product line. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Our LRAD-X product line provides a complete range of systems from single man portable to permanently installed, remotely operated infrastructure protection. Our LRAD products have been competitively selected over other commercially available systems by the U.S. military. The LRAD-X series includes:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for its Block 0 program of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 300X—our newest addition to our LRAD product line, introduced in fiscal 2009—is a compact solution offering highly intelligible mid-range communications in a lightweight, rugged package for use on small vessels and manned and unmanned vehicles and aircraft.

•

LRAD 100X is a self-contained, battery powered portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. It is ideally suited for short-range perimeter security and communications.

•

LRAD-RXTM is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head and an integrated internet protocol (IP)-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution. The LRAD-RX can be operated remotely from anywhere across a Transmission Control Protocol IP (TCP/IP) network enabling system operators to respond to security threats from a safe remote environment. The LRAD-RX is aimed and controlled by our proprietary pan and tilt drive system. We designed and engineered this pan and tilt drive system during fiscal 2008 to meet the demanding specifications of customers that deploy these devices on large vessels, offshore oil and other platforms. The LRAD-RX can be integrated with a number of other sensors (radar, cameras, etc.) creating a fully integrated unmanned perimeter security solution.

HSS®

Our HyperSonic sound, or HSS, proprietary parametric speaker technology creates sound “in the air.” Sound is generated along an air column using ultrasonic frequencies above the normal range of hearing. The HSS sound beam is highly directional and maintains sonic clarity and intelligibility. Our HSS products are compatible with any media player but beam sound where you want it and nowhere else. We believe our substantial intellectual property portfolio and pioneering HSS products support our leadership position in the field of parametric non-linear acoustics for sound reproduction. We currently offer our HSS 450 speaker system with a 5 by 10 inch emitting surface area.

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

Recent Developments

In the fiscal year ended September 30, 2009, we accomplished the following:

•	Established our LRAD brand as the acoustic hailing and warning system of choice. We continue to develop new markets and applications for our products.

•	Achieved record revenues for the second straight year and achieved positive cash flow from operations for the first time in our history.

•	Expanded our product offerings into two new markets, law enforcement and wildlife preservation and control, which offers us significant revenue potential.

•	Developed LRAD 300X to meet customer requirements for small vessels and small manned and unmanned vehicles and aircraft.

•	Shipped our first LRAD 300X to customers in the U.S. Military and to customers in Southeast Asia. We have seen strong early market acceptance of this product.

•	Further developed our distribution channels by signing new sales representatives in the Middle East and Far East.

•	Continued to manage our balance sheet and control expenses while investing in new product development and markets.

Strategy

We believe we have been instrumental in developing a market and increasing demand for acoustic hailing devices in a number of business segments. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to larger end-users, system integrators and defense-related companies and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets.

A major initiative for fiscal 2010 is to continue to accelerate revenue growth by increasing direct sales to military, larger commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our senior executive, sales and marketing personnel focus primarily on the government, military, homeland and international security, private and commercial security and maritime, wildlife preservation and control and digital signage markets. In 2010, we intend to continue our focus on these markets and to expand our product offerings into the clean/alternative energy market where our products have proven successful in preserving wildlife and protecting assets, including wind farms and solar panels. We continue to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers. Our goal is to continue to expand market penetration for our LRAD products. We are also working to expand markets for our HSS and SoundSaber products for use in a wide range of commercial applications and mass notification systems.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our new line of LRAD-X products. The introduction of our redesigned and reengineered product line led to a 41% increase in 2009 revenues when compared to 2008 revenues. We have ongoing development efforts to further improve our products’ performance and quality. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves new processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We have also implemented third-party testing and certification of our products ensuring that they meet our military customer specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for some of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide expertise and materials used in our proprietary HSS emitters, and we rely on one supplier of a key component for our LRAD products. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Sales and Marketing

We market and sell products and services through our sales force based in San Diego, California, Maine and Washington. Our corporate and administrative offices are located in San Diego, California.

We make direct sales to large end-users and defense-related companies. We use independent representatives to assist us in these efforts. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers and system integrators who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

We have established a reputation for providing high quality, innovative sound solutions and have increased our brand recognition for LRAD and HSS. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2009, revenues from Anchor Innovation, Inc. accounted for 24% of revenues. For the fiscal year ended September 30, 2008, revenues from two customers, ADS, Inc. and Advanced Integrated Systems accounted for 17% and 10% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. Anchor Innovation, Inc. is a representative, primarily to end users in the U.S. Navy. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $1,112,000 at September 30, 2009 compared to $351,000 at September 30, 2008. The amount of backlog at any point in time is dependent upon scheduled delivery dates by our customers and product lead times. Backlog orders are subject to modification, cancellation or rescheduling by our customers.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. To date, we have been providing direct warranty service, but in the future we may establish warranty service through OEM customers or others. Some of our agreements require OEM customers to stock certain quantities of product for use as warranty replacements. Our international market warranties are generally similar to the warranties we offer in the U.S. market.

As our products become more complex, we are providing service and maintenance agreements and extended warranty contracts at market rates as an additional source of revenue and to provide increased customer satisfaction.

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

We believe our LRAD products are the leading acoustic hailing and warning products in the market for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander and others. We do not believe these competitors have achieved significant market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost.

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

We have a substantial base of intellectual property assets. We have 43 patents issued worldwide, of which 40 are in the U.S. We also have approximately 26 patents pending worldwide, of which 15 are in the U.S. on our proprietary sound technologies. Our issued patents expire between 2010 and 2025. We intend to file other sound technology patent applications. We target our patent coverage to provide protection in the major manufacturing and commercial centers of the world. In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is important to compete effectively in the sound reproduction industry.

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

We invest management, legal and financial resources toward our technology patents. The electronics industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in electronics and sound reproduction. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our sound technology; others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including HYPERSONIC®, HYPERDIRECTIONAL®, HSS®, LRAD®, LRAD-X®, PMT®, SOUNDSABER® and SHAPING THE FUTURE OF SOUND® . Trade names or trademarks may not be successfully maintained, defended or protected.

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

We are obligated to pay a minimum of $1.00 per unit royalty on one electronic component for our HSS product. The cost of this royalty has been immaterial in the fiscal years ended September 30, 2009 and 2008.

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

For the fiscal years ended September 30, 2009 and 2008, we spent approximately $2.1 million and $3.4 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of American Technology Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 59, has been a director of our Company since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University and is a certified public accountant.

Katherine H. McDermott, age 49, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Norman Carmichael, age 43, was appointed Vice President, Operations in October 2008. Mr. Carmichael has been with the Company four of the past five years, most recently serving as the Company’s Director of Operations. Between his current and prior employment with the Company, Mr. Carmichael was the Director of Supply Chain Management for Continuous Computing Corporation from 2005 to 2006. Prior to initially joining the Company in October 2003, Mr. Carmichael was the Director of Materials for Copper Mountain Networks and held positions at Deloitte Consulting and IBM Global Services as a manufacturing and supply chain consultant. Mr. Carmichael holds a B.S. in Business Management from the University of Phoenix.

Employees

At September 30, 2009, we employed a total of 36 people. Of such employees, 10 were in research and development, 12 were in production, quality assurance and materials control, 8 were in general and administrative and 6 were in marketing, sales and licensing. We also lease technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “ATCO.” Our address is 15378 Avenue of Science, Suite 100, San Diego, California, 92128, our telephone number is 858-676-1112, and our internet website is located at www.atcsd.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

We have a history of net losses and we may not achieve or sustain profitability.

We have a history of operating losses and our ability to achieve future profitability is dependent on a variety of factors, many outside our control. At September 30, 2009 we had an accumulated deficit of $74,904,164. We need to generate additional revenue to be profitable in future periods. Failure to achieve profitability, or sustain profitability if achieved, may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales from government, military and commercial markets to meet planned projections;

•	government spending levels impacting the sale of our products;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the NASDAQ Stock Market. Our ability to obtain financing may be further constrained by the current economic conditions. The recent credit crisis and other related trends affecting the capital markets have caused significant reductions in capital availability. Many lenders and institutional investors have ceased funding even the most credit-worthy entities. In addition, we may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted.

One customer accounted for 24% of our total revenues for fiscal year 2009. We expect to continue to be dependent on a limited number of customers.

One customer accounted for 24% of total revenues for the fiscal year 2009, and two customers accounted for 17% and 10% of total revenues for the fiscal year 2008, respectively. Historically our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our net losses and accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption over the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

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

The growth of our LRAD product revenues is dependent on continued acceptance of our products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our LRAD products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. While our government sales have been increasing, our products have not yet been widely accepted in the large government and military market that includes many prospective customers. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products which could cause our revenues to decline.

Potential customers for our LRAD products, including government, military and force protection and emergency response agencies, may be influenced by claims or perceptions that long range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions, while unsubstantiated, could reduce our product sales.

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

Our HSS and SoundSaber technologies have had only limited market acceptance and are still being improved. Commercially viable sound technology systems may not be successfully and timely produced by us due to the inherent risks of technology development, new product introduction, limitations on financing, manufacturing problems, competition, obsolescence, loss of key technical personnel and other factors. Revenues from these products have been limited to date and we cannot guarantee significant revenues in the future. The development and introduction of our HSS product took longer than anticipated by management and the introduction of future products, if any, could also be subject to delays. Customers may not accept our current products and may elect to purchase products from competitors. We experienced quality control problems with some of our initial commercial HSS units, and we may not be able to resolve similar problems in a timely and cost effective manner. Products employing our sound technology may not achieve market acceptance. Our various sound projects are high risk in nature, and unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or result in a determination that further exploitation is unfeasible. If we do not successfully exploit our technology, our financial condition, results of operations and business prospects would be adversely affected.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. At September 30, 2009, we had a warranty reserve of $277,717. In prior years, we recorded substantial warranty reserves for early versions of our HSS products and have limited history to predict future warranty costs. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of approximately $1.7 million. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Technological competition from other and longer established electronic and loudspeaker manufacturers are expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Our competitive position will be seriously damaged if we cannot protect intellectual property rights in our technology.

We rely on a combination of contracts and trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, our competitors may be able to independently develop competing technologies, or the agreements we enter into may not be enforceable.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology. There is no guarantee any patent will issue on any patent application that we have filed or may file. Claims allowed from existing or pending patents may not be of sufficient scope or strength to protect the economic value of our technologies. Further, any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented. If we do not secure and maintain patent protection for our technology and products, our competitive position will be significantly harmed. A competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, any patent that we may obtain may not provide protection and our competitive position could be significantly harmed.

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

Our products have a large number of components and sub-assemblies produced by outside suppliers. In addition, for certain of these items, we qualify only a single source, which can magnify the risk of shortages and decrease our ability to negotiate with our suppliers on the basis of price. In particular, we depend on our HSS piezo-film supplier to provide materials used in our proprietary HSS emitters and we rely on one supplier for a key component for our LRAD products. If shortages occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

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

In fiscal 2009, direct and indirect sales to the U.S. government accounted for approximately 45% of our total net sales. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our product to U.S. government agencies and organizations is subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The recent election and changes in political leadership could affect future U.S. Department of Defense’s military initiatives and homeland security spending. We can’t be assured that the military’s interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of September 30, 2009, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

During fiscal 2005, 2006 and 2007, we incurred substantial costs in complying with Section 404 of the Sarbanes-Oxley Act of 2002 relating to the evaluation of our internal control over financial reporting and having our independent auditor attest to that evaluation. Compliance with these requirements, and other similar corporate regulations, has been and is expected to continue to be expensive and time consuming.

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

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In October 2008, we were notified by Nasdaq that we failed to meet the listing standards by failing to maintain a bid price of $1.00 but we received notice from Nasdaq on April 22, 2009 that we became compliant by meeting the bid price requirement. Future failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2009, we had outstanding options granted to our employees, directors and consultants to purchase 4,068,409 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 2,098,204 shares of our common stock. At September 30, 2009, the exercise prices for the options and warrants ranged from $0.46 to $9.48 per share. The issuance of shares of common stock issuable upon the exercise of outstanding options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The implementation of authoritative accounting guidance issued by the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF), which is effective for our consolidated financial statements for the fiscal year beginning October 1, 2009, could have a substantial unfavorable impact on our financial statements.

We have determined that based on provisions of accounting guidance issued by the EITF, as codified in FASB Accounting Standards Codification (ASC) 815-40 (formerly EITF 07-5), warrants granted in 2006 contain a strike price adjustment feature that causes these warrants to change the current classification of these instruments from equity to a current liability as of October 1, 2009. These warrants will be revalued based on assumptions at the end of each reporting period, including stock price, volatility, interest rates and remaining term. An increase in the company’s stock price or changes in the stock price volatility or other assumptions could result in an increase in the warrant liability and in a significant non-cash charge to our results of operations.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2008 and 2009:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2008
First Quarter	$3.97	$1.90
Second Quarter	$2.38	$1.60
Third Quarter	$2.35	$1.46
Fourth Quarter	$1.61	$0.54
Fiscal Year Ending September 30, 2009
First Quarter	$0.60	$0.35
Second Quarter	$0.98	$0.49
Third Quarter	$2.77	$0.75
Fourth Quarter	$1.90	$1.27

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 30,552,498 shares issued and outstanding by 1,039 holders of record of our common stock at November 23, 2009.

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

In fiscal 2008, we completed the development and introduced a new generation of LRAD products called the LRAD-X. Our new LRAD-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,000 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X product line provides a complete range of systems from single man portable to permanently installed, remotely operated infrastructure production. Our LRAD products have been competitively selected over other commercially available systems by the U.S. military. Our new product line includes the following:

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

•	LRAD 300X —The newest addition to our product line, introduced in fiscal 2009—is a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft.

•

LRAD 100X is a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. It is ideally suited for short-range perimeter security and communications.

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

We incurred $2,106,959 of research and development expense during fiscal 2009, a decrease of 37% from the prior year. Research and development expenses were reduced in fiscal 2009, following the launch of our enhanced LRAD-X product line during fiscal 2008. We focused during fiscal 2009 on the development of the LRAD 300X product, as well as cost reductions and customized applications of existing products. We believe these products provide increased opportunities in government and commercial markets and allow us to continue as the leader in this market. We intend to continue to innovate during fiscal 2010 with consistent levels of expenditures for research and development.

We incurred net losses of $1,042,753 and $6,360,276 in the fiscal years ended September 30, 2009 and 2008, respectively. We generated $2,578,630 of cash from operating activities during fiscal 2009 compared to using $3,409,932 for operating activities in the prior year. We generated positive cash flow from operations for fiscal 2009 despite our net loss in large part because of the non-cash expenses recorded for share-based compensation and accrued bonuses of $1,562,633 and $1,085,559, respectively, that reduced earnings, but not cash flow. Future cash from operating activities are also expected to be impacted by other factors including changes in receivables, payables and accruals. We have substantial research and development and selling, marketing and general administrative expenses, and our margins from the sale of our products have not yet been sufficient to offset these costs. We believe we have adequate financial resources to sustain operations for the next twelve months.

Business Outlook

We recorded revenues of $15,824,838 for the fiscal year ended September 30, 2009, a 41% increase over the prior year’s revenues of $11,189,942. Gross profit improved from $4,410,729 (39% of revenue) in the year ended September 30, 2008 to $7,450,756 (47% of revenue) in the year ended September 30, 2009. In fiscal year 2009, our gross profit margin was favorably impacted by increased unit shipments and reduced product cost on our LRAD-X product line.

In fiscal 2009, our operating expenses of $8,472,605 represented a decrease of $2,384,497 compared to the prior year. Fiscal 2009 operating expenses included $1,485,752 of non-cash share-based compensation costs, a decrease of $749,609 from the prior year. In addition, we decreased spending in research and development by $764,869 following an increase in fiscal 2008 for the development and launch of our LRAD-X product line, reduced staffing by $819,241, decreased legal, auditing and accounting costs by $415,504, reduced patent impairments by $281,145 and reduced selling expenses and travel by $260,339. These decreases were partially offset by $843,510 for bonus expense based on meeting company targets for the year and increased commission to outside sales representatives of $337,291.

Our $1,021,849 operating loss for our fiscal year ended September 30, 2009 was a $5,424,524 improvement from the $6,446,373 in the prior year, primarily due to increased revenue, improved product margins and reduced operating expenses.

In fiscal year 2010, we anticipate our revenues will continue to grow, primarily due to the increased acceptance of our LRAD, HSS and SoundSaber products, and a stronger sales channel. We believe we have a solid technology and product foundation for business growth. We are experiencing positive response to our new LRAD-X product line, and we have additional technologies and products planned for fiscal 2010. We have strong market opportunities within the government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce, law enforcement and wildlife preservation and control. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may face challenges in fiscal 2010 from extreme international market conditions that are severely restricting credit and disrupting major economies. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business.

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

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of ASC 718, “Compensation—Stock Compensation” (formerly SFAS No. 123(R)), using the modified prospective method which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation expense includes awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for awards granted subsequent to September 30, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC 718.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus of ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly EITF No. 96-18). Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.

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

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. For the fiscal year ended September 30, 2009, we reviewed the carrying value of our inventory and increased the inventory reserve by $147,701 primarily to reserve for excess HSS components and certain other slow moving components associated with our older generation of products and changes in demand.

Valuation of Intangible Assets. Intangible assets consist of patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal year ended September 30, 2009, we reviewed the carrying value of our intangible assets and reduced it by $91,470 due to certain assets that are no longer consistent with our business strategy and whose expected future value has decreased.

Accrued Expenses. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. The warranty reserve at September 30, 2009 was $277,717, compared to $235,174 as of September 30, 2008. We evaluate the adequacy of this reserve each reporting period.

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. As no target-based bonuses were earned in any prior years that our bonus plan has been in place, and there was significant uncertainty that the targets for fiscal 2009 would be achieved, we accrued no bonus expense until the fourth quarter when $1,085,559 was recorded for fiscal 2009 bonuses and related taxes.

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

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the notes to our consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.” See Note 1 of our consolidated financial statements for further discussion.

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

Comparison of Results of Operations for Fiscal Years Ended September 30, 2009 and 2008

The following table sets for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended September 30,
	2009		2008
	Dollars	% of Revenue	Dollars	% of Revenue	Change
					Dollars	%
Revenues:
Product sales	15,488,667	97.9%	10,647,935	95.2%	4,840,732	45%
Contract, license and other	336,171	2.1%	542,007	4.8%	(205,836)	(38)%

	15,824,838	100.0%	11,189,942	100.0%	4,634,896	41%

Cost of revenues	8,374,082	52.9%	6,779,213	60.6%	(1,594,869)	(24)%

Gross profit	7,450,756	47.1%	4,410,729	39.4%	3,040,027	69%

Operating Expenses:
Selling, general and administrative	6,365,646	40.2%	7,502,641	67.0%	(1,136,995)	(15)%
Research and development	2,106,959	13.3%	3,354,461	30.0%	(1,247,502)	(37)%

	8,472,605	53.5%	10,857,102	97.0%	(2,384,497)	(22)%

Loss from operations	(1,021,849)	(6.5)%	(6,446,373)	(57.6)%	5,424,524	84%

Other income	28,767	0.2%	86,097	0.8%	(57,330)	(67)%

Net loss before provision for income taxes	(993,082)	(6.3)%	(6,360,276)	(56.8)%	5,367,194	84%

Revenues

Revenues increased $4,634,896, or 41%, in the fiscal year ended September 30, 2009 to $15,824,838 compared to $11,189,942 for the fiscal year ended September 30, 2008. Fiscal year 2009 revenues included $15,488,667 of product sales and $336,171 of contract, license and other revenue. Fiscal year 2008 revenues included $10,647,935 of product sales and $542,007 of contract, license and other revenue. The increase in fiscal year 2009 revenues reflected an increase in LRAD revenue from $9,152,962 in fiscal 2008 to $14,328,389 in fiscal 2009, due primarily to the launch of the new LRAD-X products and expanded sales distribution. HSS revenues decreased from $713,294 in fiscal year 2008 to $586,693 in 2009, as demand from certain key customers in the digital signage and in-store broadcasting markets declined.

For the year ended September 30, 2008, we recognized $162,500 in contract revenue representing ratable earned revenue under a three year license agreement. We did not record any similar contract revenue in the current year as the contract expired in September 2008. At September 30, 2009, we had aggregate deferred license revenue of $273,954 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the year ended September 30, 2009 was $7,450,756, or 47% of total revenues, compared to $4,410,729, or 39% of total revenues, for the year ended September 30, 2008. The increase in gross profit is primarily driven by increased sales, increased fixed absorption and lower product cost on our LRAD-X product line following some higher start-up production costs in fiscal 2008 when the product was launched.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2009 decreased $1,136,995 to $6,365,646, or 40% of total revenues, compared to $7,502,641, or 67% of total revenues, for the year ended September 30, 2008. The decrease in expense is primarily due to $555,758 for reduced staffing, a $501,736 decrease in non-cash share-based compensation expense, $415,504 for decreased legal, audit and accounting fees, $260,339 for reduced selling expenses and travel, and other savings, offset by an increase of $506,393 for bonus expense and related payroll taxes based on meeting company incentive targets, and a $337,291 increase in commission expense for outside sales representatives.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the fiscal years ended September 30, 2009 and 2008 of $1,370,417 and $1,872,153, respectively. The decrease in expenses is due to a number of options becoming fully vested and new options granted at lower fair values due to lower share prices and lower interest rates. In the fourth quarter of fiscal 2009, we incurred $506,393 of bonus expense and related payroll taxes allocated to selling, general and administrative expenses related to a bonus plan more fully described in Note 8 to our consolidated financial statements.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses decreased $1,247,502 to $2,106,959, or 13% of total revenues, for the year ended September 30, 2009, compared to $3,354,461, or 30% of total revenues, for the year ended September 30, 2008. This decrease in research and development expenses was primarily due to a $764,869 reduction in development cost due to costs to develop the new LRAD-X products in 2008, $263,483 for reduced staffing, $281,145 for reduced impairment of patents and $247,843 decrease in non-cash compensation costs, offset by an increase of $337,117 for bonus expense and related payroll taxes based on meeting company targets.

Included in research and development expenses for the year ended September 30, 2009 was $115,335 of non-cash share-based compensation costs. A total of $363,208 of non-cash compensation costs was included for the year ended September 30, 2008. The decrease in expenses is due to a number of options becoming fully vested and new options granted at lower fair values due to lower share prices and lower interest rates. In the fourth quarter of fiscal 2009, we incurred $337,116 of bonus expense and related payroll taxes allocated to research and development expenses related to a bonus plan more fully described in Note 8 to our consolidated financial statements.

During fiscal years 2009 and 2008, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents for the fiscal years ended September 30, 2009 and 2008 by $91,470 and $372,615, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. In fiscal 2009, research and development expenses were primarily for in-house development. In fiscal 2008, we supplemented our in-house development with third-party consulting resulting in higher research and development costs in that fiscal year when compared to fiscal 2009. Based on current plans and engineering staffing, we expect fiscal year 2010 research and development costs to be comparable to expenditures made in fiscal year 2009.

Loss From Operations

Loss from operations was $1,021,849 for the year ended September 30, 2009, compared to a loss from operations of $6,446,373 for the year ended September 30, 2008. The reduced loss from operations resulted primarily from the increased revenue, improved margins and lower operating expenses.

Other Income (Expense)

During the year ended September 30, 2009, we earned $30,332 of interest income on our cash balances compared to interest income of $171,537 in the year ended September 30, 2008. The lower interest was due to lower average cash equivalent balances and a significant drop in interest rate due to market conditions. We also incurred $85,440 of other expense for the year ended September 30, 2008 related to liquidated damages in connection with the late filing of our September 30, 2007 Annual Report on Form 10-K.

Net Loss

Our net loss decreased 84% to $1,042,753, or $0.03 per share for the year ended September 30, 2009, compared to a net loss of $6,360,276, or $0.21 per share, for the year ended September 30, 2008. In the year ended September 30, 2009, we recorded a tax provision of $49,671 as a result of taxable income generated during the year. We generated a federal tax liability due to the Federal alternative minimum tax and a tax liability in the State of California due to legislation suspending NOL carryforwards for the 2008 and 2009 tax years.

Liquidity and Capital Resources

During the year ended September 30, 2009, we generated $2,578,630 of cash from operating activities, compared to $3,409,932 of cash used in operating activities in the year ended September 30, 2008. Cash and cash equivalents at September 30, 2009 was $5,102,502 compared to $2,694,869 at September 30, 2008. The increase in cash was primarily the result of increased sales, lower expenses and tight management of our operating cash flow.

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

Cash Flows

Operating Activities

Our net cash generated from operating activities was $2,578,630 for the fiscal year ended September 30, 2009 compared to cash used in operating activities of $3,409,932 for the fiscal year ended September 30, 2008. Cash generated from operating activities for the fiscal year ended September 30, 2009 included the $1,042,753 net loss, reduced by expenses not requiring the use of cash of $2,289,920, a $772,065 decrease in accounts receivable, a $56,939 decrease in prepaid expenses and a $989,157 increase in accrued liabilities. Cash used in operating activities included a $325,157 increase in inventory, $157,934 increase in warranty settlements and a $3,607 decrease in accounts payable. Cash used in operating activities for the fiscal year ended September 30, 2008 included the $6,360,276 net loss, reduced by expenses not requiring the use of cash of $3,451,191, a $1,291,426 increase in accounts receivable and a $158,583 increase in warranty settlements. Cash generated from operating activities included $695,199 decrease in inventory, $192,273 increase in accounts payable, $8,176 decrease in prepaid expenses and a $53,514 increase in accrued liabilities.

At September 30, 2009, we had working capital of $6,858,039 compared to working capital of $6,105,286 at September 30, 2008. This increase was primarily a result of the positive cash generated from operating activities.

At September 30, 2009, we had accounts receivable of $1,463,222. This compares to $2,210,526 in accounts receivable at September 30, 2008. The level of trade accounts receivable at September 30, 2009 represented approximately 34 days of revenues for the year compared to 72 days of revenues at September 30, 2008. The decrease in days was due to a higher level of sales in the fourth quarter of 2008 of $3,857,693, compared to $3,055,073 in the fourth quarter of 2009. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. Cash used in investing activities for capital expenditures was $142,723 and $121,265 in the fiscal years ended September 30, 2009 and 2008, respectively. Cash used for investment in new patents was $38,650 and $189,136 in the fiscal years ended September 30, 2009 and 2008, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2010 as we continue to invest in new technologies.

Financing Activities

In the year ended September 30, 2009, we received proceeds of $10,376 from the exercise of stock options. There was no cash provided by financing activities for the year ended September 30, 2008.

Commitments

We are committed for our facility lease as more fully described in Note 8 to our consolidated financial statements.

We have a bonus plan for employees whereby each can earn a percentage of his or her salary if we achieve operating income targets established by the board of directors for the fiscal year. The operating income target for bonuses excludes the cost of non-cash share-based compensation expense and includes the cost of the bonus plan. For the years ended September 30, 2009 and 2008, we incurred bonus expense of $1,085,559 and $-0-, respectively, related to this plan. See Note 8 to our consolidated financial statements.

In April 2009, our Board of Directors adopted a Change in Control Severance Benefit Plan. The Change of Control Plan provides that in the event of a qualifying termination, each of three participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

We entered into an employment agreement in September 2006 with our president and chief executive officer that provides for severance benefits in the form of up to a maximum of six months’ salary and health benefit continuation if his employment is terminated without cause or he resigns for good reason. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act Reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2009 in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2010.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the Proxy Statement).

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Executive Compensation.”

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

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Consolidated Financial Statements:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	2002 Stock Option Plan. Incorporated by reference to Exhibit 99.1 on Form S-8 dated November 18, 2002.+

10.1.1	Form of Stock Option Grant Notice and Stock Option Agreement under 2002 Stock Option Plan. Incorporated by reference to Exhibit 10.6.1 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.+

10.2	Form of Warrant. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2004, dated December 28, 2004.

10.3	Registration Rights Agreement dated July 14, 2005. Incorporated by reference to Exhibit 99.2 on Form 8-K filed July 19, 2005.

10.4	Form of Warrant-A issued July 18, 2005. Incorporated by reference to Exhibit 99.3 on Form 8-K filed July 19, 2005.

10.5	Form of Warrant-B issued July 18, 2005. Incorporated by reference to Exhibit 99.4 on Form 8-K filed July 19, 2005.

10.6	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.7	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.8	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.9	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.10	Sublease between American Technology Corporation and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.11	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.12	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.13	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.14	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 4, 2008.+

10.15	Change in Control Severance Benefit Plan, issued April 30, 2009+*

21.	Subsidiaries of the Registrant

21.1	Subsidiary of American Technology Corporation. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2008, dated December 4, 2008.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

99.	Additional Exhibits

99.1	Press Release dated December 1, 2009*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibit 10.13 is included as a management contract given that a trust affiliated with a director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to this exhibit.

American Technology Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Technology Corporation:

We have audited the accompanying consolidated balance sheets of American Technology Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of September 30, 2009. Our audit for the year ended September 30, 2009 included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Technology Corporation and Subsidiary as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 1, 2009

American Technology Corporation

Consolidated Balance Sheets

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,102,502	$2,694,869
Accounts receivable, less allowance of $222,864 and $247,625 for doubtful accounts	1,463,222	2,210,526
Inventories, net	3,067,675	2,890,219
Prepaid expenses and other	194,451	251,390

Total current assets	9,827,850	8,047,004
Property and equipment, net	230,432	292,094
Patents, net	897,351	1,058,186
Deposits	58,265	58,265

Total assets	$11,013,898	$9,455,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,308	$963,915
Accrued liabilities	2,009,503	977,803

Total current liabilities	2,969,811	1,941,718

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,552,498 and 30,535,207 shares issued and outstanding, respectively	306	305
Additional paid-in capital	82,947,945	81,374,937
Accumulated deficit	(74,904,164)	(73,861,411)

Total stockholders’ equity	8,044,087	7,513,831

Total liabilities and stockholders’ equity	$11,013,898	$9,455,549

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2009	2008
Revenues:
Product sales	$15,488,667	$10,647,935
Contract, license and other	336,171	542,007

Total revenues	15,824,838	11,189,942
Cost of revenues	8,374,082	6,779,213

Gross profit	7,450,756	4,410,729

Operating expenses:
Selling, general and administrative	6,365,646	7,502,641
Research and development	2,106,959	3,354,461

Total operating expenses	8,472,605	10,857,102

Loss from operations	(1,021,849)	(6,446,373)

Other income (expense):
Interest income	30,332	171,537
Finance expense	(1,565)	(85,440)

Total other income	28,767	86,097

Net loss before provision for income taxes	(993,082)	(6,360,276)
Provision for income taxes	(49,671)	—

Net loss	$(1,042,753)	$(6,360,276)

Net loss per common share—basic and diluted	$(0.03)	$(0.21)

Weighted average common shares outstanding—basic and diluted	30,537,424	30,535,207

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2007	30,535,207	$305	$79,116,792	$(67,501,135)	$11,615,962
Share-based compensation expense	—	—	2,258,145	—	2,258,145
Net loss for the year	—	—	—	(6,360,276)	(6,360,276)

Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831
Issuance of common stock upon exercise of stock options	17,291	1	10,375	—	10,376
Share-based compensation expense	—	—	1,562,633	—	1,562,633
Net loss for the year	—	—	—	(1,042,753)	(1,042,753)

Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087

See accompanying notes to consolidated financial statements

American Technology Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2009	2008
Increase (Decrease) in Cash and Cash Equivalents:
Operating Activities:
Net loss	$(1,042,753)	$(6,360,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,382	352,514
Provision for doubtful accounts	(24,761)	19,129
Warranty provision	200,477	211,510
Inventory obsolescence	147,701	217,329
Loss on disposition of fixed assets	18	19,949
Share-based compensation	1,562,633	2,258,145
Loss on impairment of patents	91,470	372,615
Changes in assets and liabilities:
Accounts receivable	772,065	(1,291,426)
Inventories	(325,157)	695,199
Prepaid expenses and other	56,939	8,176
Accounts payable	(3,607)	192,273
Warranty settlements	(157,934)	(158,583)
Accrued liabilities	989,157	53,514

Net cash provided by (used in) operating activities	2,578,630	(3,409,932)

Investing Activities:
Purchase of equipment	(142,723)	(121,265)
Proceeds from the sale of assets	—	665
Patent costs paid	(38,650)	(189,136)

Net cash used in investing activities	(181,373)	(309,736)

Financing Activities:
Proceeds from exercise of stock options	10,376	—

Net cash provided by financing activities	10,376	—

Net increase (decrease) in cash and cash equivalents	2,407,633	(3,719,668)
Cash and cash equivalents, beginning of year	2,694,869	6,414,537

Cash and cash equivalents, end of year	$5,102,502	$2,694,869

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,565	$662
Cash paid for taxes	$3,405	$6,944

See accompanying notes to consolidated financial statements

American Technology Corporation

Notes to the Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

American Technology Corporation, a Delaware corporation (the Company), is engaged in design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., through which the Company intends to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

LIQUIDITY

The Company has incurred net losses for each of the last two fiscal years but generated positive cash flow from operating activities in its most recent fiscal year. The Company had working capital of $6,858,039 and cash on hand of $5,102,502 at September 30, 2009. The Company believes it has adequate financial resources to sustain operations for the next twelve months. The Company’s future operating results will depend on product sales levels and other factors, some of which are beyond management’s control. There can be no assurance the Company can sustain positive cash flow or achieve profitability. If required, management has some flexibility to take remedial actions to adjust the level of research and development and selling and administrative expenses. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., reserves for accounts receivable and inventory, valuation of patents and warranty reserves) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (FDIC) guaranteed financial institution that was enrolled in the U.S. Treasury Department’s Temporary Guarantee Program for money market funds. Under this program, the U.S. Treasury guaranteed the $1.00 per share value of fund shares outstanding as of September 19, 2008, subject to certain terms and limitations, through September 18, 2009. Effective October 14, 2008, FDIC deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. During most of the year ended September 30, 2009, the Company’s cash and cash equivalents consisted of guaranteed money market funds. Upon expiration of the money market guarantee on September 18, 2009, the Company transferred its funds to a non-interest bearing deposit transaction account. At September 30, 2009, all of the Company’s cash was fully guaranteed under current FDIC coverage.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2009, accounts receivable from five customers accounted for 15%, 13%, 11%, 11% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2008, accounts receivable from two customers accounted for 49% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximate fair values due to the short maturity of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a case-by-case basis. The Company reduced its allowance for doubtful accounts by $22,176 and increased its allowance by $20,470 for the years ended September 30, 2009 and 2008, respectively

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2009, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $147,701 and $217,329 during the years ended September 30, 2009 and 2008, respectively, primarily to reserve for excess HyperSonic Sound (HSS) components and certain other slow moving components resulting from changes in product lines and changes in demand.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded.

INTANGIBLES

Patents and trademarks are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $91,470 and $372,615, of previously capitalized patent costs during the years ended September 30, 2009 and 2008, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2009, the Company had no capital lease obligations.

GUARANTEES AND INDEMNIFICATIONS

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product sales (which includes associated engineering and installation), and (ii) contract and license fees.

Product sales are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. In limited circumstances, product sales revenues may be recognized prior to shipment when, based on the

Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the year ended September 30, 2009, the Company did not recognize any bill and hold revenue and during the year ended September 30, 2008, recognized $1,080,000 in revenue pursuant to a qualifying bill and hold arrangement.

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

Deferred revenue balances of $273,954 and $275,509 at September 30, 2009 and 2008, respectively, represent amounts received or billed in connection with contract development and license agreements. On one agreement, royalty revenue is recognized based on a per unit royalty fee based on the customer’s unit sales.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $235,185 and $181,192 for the fiscal years ended September 30, 2009 and 2008, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $66,929 and $36,477 for the years ended September 2009 and 2008, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenue from product sales is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2009, the Company increased its reserve by $42,543. The warranty reserve was $277,717 and $235,174 at September 30, 2009 and 2008, respectively. See Note 9 for additional information regarding warranties.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized. Additional information regarding income taxes appears in Note 5, “Income Taxes”.

COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that under generally accepted accounting principles in the United States, are excluded from reported net income (loss). There were no differences between net loss and comprehensive loss for any of the periods presented.

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

NET LOSS PER SHARE

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the years presented cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. Stock options and warrants exercisable for 6,166,613 and 6,162,893 shares of common stock were outstanding at September 30, 2009 and 2008, respectively. These securities were not included in the computation of diluted loss per share because of the losses but could potentially dilute earnings per share in future periods.

FOREIGN CURRENCY TRANSLATION

The Company’s functional currency is United States (U.S.) dollars as substantially all of the Company’s operations use this denomination. Foreign sales to date have been denominated in U.S. dollars. Transactions undertaken in other currencies, which have not been material, are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statement of operations.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to stock options issued to employees and directors over the vesting term of the stock-based instrument based on the grant date fair value. Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date, and are periodically revalued as the options vest and are recognized as expense over the related service period.

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended September 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, through the issuance of Financial Accounting Standards Board (FASB) Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the ASC or Codification), there became a single official source of authoritative generally accepted accounting principles in the United States (US GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related literature. There is now only one level of authoritative US GAAP. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company applied the Codification beginning in the fourth quarter of fiscal 2009. The adoption of the Codification did not have an effect on the Company’s consolidated financial statements. This new standard is now codified under ASC 105, “Generally Accepted Accounting Principles.” In circumstances where revisions or updates to existing standards are required, the FASB will issue an Accounting Standards Update (ASU) on the ASC topic. All of the Company’s financial statement disclosures have been updated in accordance with the Codification. SEC pronouncements are still authoritative for public companies.

Effective April 1, 2009, the Company adopted three accounting standard updates that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities established in ASC 820, “Fair Value Measurements and Disclosures” (formerly SFAS 157) . They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures” (formerly SFAS 157-2), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, “Debt and Equity Securities” (formerly FSP FAS 115-2 and FAS 124-2), changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, “Financial Instruments” (formerly FSP FAS No. 107-1 and APB 28-1), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued guidance, as codified in ASC 820-10, “Fair Value Measurements and Disclosures”, that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. These include goodwill and other non-amortizable intangible assets. The Company adopted this guidance effective October 1, 2008. The adoption of this update to non-financial assets and liabilities did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, “General Intangibles Other Than Goodwill” (formerly FSP SFAS 142-3). ASC 350-30 provides the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 also requires expanded disclosure related to the determination of intangible asset useful lives. It is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect ASC 350-30 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (formerly Emerging Issues Task Force Issue No. 07-5). ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 (formerly SFAS No. 133 paragraph 11(a)) scope exception. Based on the Company’s review, warrants granted in 2006 contain a strike price adjustment feature, which upon adoption of ASC 815-40 will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, our adoption of ASC 815-40 effective October 1, 2009 will cause these warrants to be reclassified from equity to liabilities. Based on assumptions used at October 1, 2009, the Company expects to record a warrant liability of approximately $748,000 and a cumulative effect adjustment to accumulated deficit of approximately $1,499,000 upon the adoption of this pronouncement. The warrant fair value will be adjusted each reporting period based on current assumptions, with the change in value being recognized in current earnings, with an offset to the warrant liability. Increases in stock price and stock volatility and decreases in interest rates will increase the warrant liability and negatively affect the Company’s consolidated statement of operations.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (formerly SFAS No. 165). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. (See Note 11).

Effective October 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, “Business Combinations” (formerly FAS 141R) the update requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. For the Company, this accounting update was effective on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009. Since the Company is not contemplating any business combinations it does not presently expect any impact of adoption on its consolidated financial statements.

ASC 810-10-65, “Consolidation” (formerly SFAS 160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for our fiscal years beginning after December 15, 2008. The provisions of are applied prospectively upon adoption except for the presentation and disclosure requirements that are applied retrospectively. The Company has no non-controlling interests and accordingly the adoption of this guidance effective October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Arrangements” (formerly EITF Issue 08-1). This guidance updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” (formerly EITF Issue 09-3) and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2009 statement presentation.

2. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:

Years Ended September 30,	2009	2008
Finished goods	$1,214,879	$998,609
Work in process	32,997	29,959
Raw materials	3,522,651	3,416,802

	4,770,527	4,445,370
Reserve for obsolescence	(1,702,852)	(1,555,151)

Total, net	$3,067,675	$2,890,219

The Company had raw materials located at supplier locations of $92,240 and $42,243 at September 30, 2009 and 2008, respectively.

The Company relies on one supplier for film for its HSS product and one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its HSS and LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence increased by $147,701 due to excess HSS components and other slow moving components resulting from changes in demand for the Company’s products.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Years Ended September 30,	2009	2008
Machinery and equipment	$635,832	$511,464
Office furniture and equipment	806,210	821,121
Leasehold improvements	262,258	260,591

	1,704,300	1,593,176
Accumulated depreciation	(1,473,868)	(1,301,082)

Property and equipment, net	$230,432	$292,094

Included in office furniture and equipment for the years ended September 30, 2009 and 2008, respectively, were $414,921 and $411,963 for purchased software, which is amortized over three years. The unamortized portion of purchased software for the years ended September 30, 2009 and 2008 was $9,885 and $13,755, respectively.

Depreciation expense, excluding amortization of software, was $194,314 and $207,209 for the years ended September 30, 2009 and 2008, respectively. Amortization of purchased software was $10,053 and $23,375 for the years ended September 30, 2009 and 2008, respectively.

4. PATENTS

Patents consist of the following:

Years Ended September 30,	2009	2008
Cost	$1,586,621	$1,662,787
Accumulated amortization	(689,270)	(604,601)

Patents, net	$897,351	$1,058,186

Aggregate amortization expense for the Company’s patents was $108,015 and $121,930 during the years ended September 30, 2009 and 2008, respectively. In addition to amortization, the Company wrote off $91,470 and $372,615 of impaired patent costs during the years ended September 30, 2009 and 2008, respectively.

Estimated Amortization Expense Years Ended September 30,
2010	$107,304
2011	$107,304
2012	$107,304
2013	$107,304
2014	$107,304
Thereafter	$360,831

5. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2009	2008
Current tax expense
Federal	$10,000	$—
State	40,000	—

	50,000
Deferred (benefit)
Federal	(143,000)	(946,000)
State	(25,000)	(167,000)

	(168,000)	(1,113,000)
Change in valuation allowance	168,000	1,113,000

Provision for income taxes	$50,000	$—

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2009	2008
Income taxes (benefit) computed at the federal statutory rate	$(338,000)	$(2,162,000)
Change in valuation allowance	168,000	1,113,000
Nondeductible compensation, interest expense and other	5,000	7,000
State income taxes (benefit), net of federal tax benefit	(60,000)	(382,000)
Change in R&D credit carryover	—	1,820,000
NOL/Prior year true-ups	301,000	(286,000)
State business credit utilization	(26,000)	—
Other	—	(110,000)

	$50,000	$—

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2009 and 2008 are as follows:

	At September 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$23,462,000	$23,663,000
Share-based compensation	2,113,000	1,750,000
Equipment	77,000	53,000
Patents	65,000	212,000
Accruals and other	672,000	616,000
State Tax Deduction	13,500	—
Federal AMT Credit	10,000	—
Allowances	770,000	721,000

Gross deferred tax asset	27,182,500	27,015,000
Less valuation allowance	(27,182,500)	(27,015,000)

	$—	$—

A valuation allowance has been recorded to offset the net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes” (formerly SFAS 109).

At September 30, 2009, the Company had net deferred tax assets of $27.2 million. The deferred tax assets are primarily composed of federal and state net operating loss carryforwards (NOL) and federal and state research and development (R&D) credit carryforwards. At September 30, 2009, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $62,403,000, which expire through 2029. Included in the net operating loss carryforwards are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through the consolidated statement of operations.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets. The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company has an estimated $1,383,000 and $1,120,000 of federal and state research and development tax credits, respectively, at September 30, 2009, a portion of which begin to expire in 2010. The Company has not completed a comprehensive review of the components of its R&D credits. Until this analysis has been completed, the Company has removed the deferred tax assets associated with the tax credit carryforwards from its deferred tax assets recording a corresponding decrease in the valuation allowance. Once an analysis is completed, the Company plans to update its unrecognized R&D tax benefits. At this time, the Company cannot estimate how much the unrecognized tax benefits may change, if any.

The Company adopted ASC 740-10-25, “Income Taxes—Recognition” (formerly FIN 48) as of October 1, 2007. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the year. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Upon adoption of ASC 740-10-25 on October 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards.

6. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2009, the Company issued 17,291 shares of common stock and obtained gross proceeds of $10,376 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2009 or 2008.

Stock Purchase Warrants

A summary of the status of outstanding purchase warrants outstanding as of September 30, 2008 and 2009 and the changes during the years then ended is presented below:

	Number of Shares	Weighted Average Purchase Price
Shares purchasable under outstanding warrants at September 30, 2007	3,340,318	$3.72
Stock purchase warrants expired	(403,625)	$3.30

Shares purchasable under outstanding warrants at September 30, 2008	2,936,693	$3.78
Stock purchase warrants expired	(838,489)	$5.44

Shares purchasable under outstanding warrants at September 30, 2009	2,098,204	$3.12

At September 30, 2009, the following stock purchase warrants were outstanding arising from offerings and other transactions, each exercisable into one common share:

Number	Exercise Price		Expiration Date
75,000	$8.60		December 31, 2009
75,000	$9.28		December 31, 2009
1,948,204	$2.67	*	August 7, 2010

2,098,204

*	These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

7. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2009, the Company had two equity incentive plans. The 2002 Stock Option Plan (2002 Plan) was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to the termination. The 2005 Equity Incentive Plan (2005 Plan), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants, plus 1,749,564 shares remaining eligible for issuance under the 2002 Plan for a total plan reserve of 4,999,564. The current plan reserve at September 30, 2009, net of exercises, allows for the issuance of up to 4,627,372 shares. At September 30, 2009, there were options outstanding covering 85,000 and 3,951,409 shares of common stock under the 2002 Plan and 2005 Plan, respectively.

At September 30, 2009, there were also options outstanding covering 32,000 shares of common stock from grants outside the stock option plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $1,562,633 and $2,258,145 of stock compensation expense for the years ended September 30, 2009 and 2008, respectively. The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2009 and 2008 was $0.29 per share and $0.99 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

	Years Ended September 30,
	2009	2008
Volatility	71.0% - 83.0%	71.0%
Risk-free interest rate	1.30% - 2.46%	2.79% - 3.49%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

As of September 30, 2009, there was $500,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extend the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2009 and 2008, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2008:
Outstanding October 1, 2007	3,128,761	$4.10
Granted	698,500	$1.93
Canceled/expired	(601,061)	$3.63

Outstanding September 30, 2008	3,226,200	$3.72

Exercisable at September 30, 2008	2,186,270	$3.93

Fiscal 2009:
Outstanding October 1, 2008	3,226,200	$3.72
Granted	1,003,000	$0.56
Canceled/expired	(143,500)	$3.46
Exercised	(17,291)	$0.60

Outstanding September 30, 2009	4,068,409	$2.96

Exercisable September 30, 2009	3,380,072	$3.27

Weighted average fair value of options granted during the year		$0.29

The aggregate intrinsic value for both options outstanding and options exercisable at September 30, 2009 was $1,205,635 and $683,302, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.77 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2009 and 2008 was $20,389 and $-0-, respectively. Cash received from the exercise of stock options for the year ended September 30, 2009 was $10,376. The Company recognized the $20,389 as a tax benefit in the income tax provision for the year ended September 30, 2009.

The following table summarizes information about stock options outstanding at September 30, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46-$2.00	1,383,209	3.95	$0.93	877,422	$1.04
$2.01-$3.50	977,500	2.57	$3.12	852,801	$3.15
$3.51-$5.00	1,495,700	2.35	$4.13	1,437,849	$4.12
$5.01-$6.50	95,000	0.81	$5.37	95,000	$5.37
$6.51-$9.48	117,000	0.32	$8.70	117,000	$8.70

$0.46-$9.48	4,068,409	2.85	$2.96	3,380,072	$3.27

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $1,562,633 and $2,258,145, respectively, for the fiscal years ended September 30, 2009 and 2008. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2009	2008
Cost of revenue	$76,881	$22,784
Selling, general and administrative	1,370,417	1,872,153
Research and development	115,335	363,208

Total	$1,562,633	$2,258,145

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

Other Operating Leases

In addition to the facility lease, the Company had one automobile lease obligation that commenced in October 2006, replacing an expiring automobile lease, and continued through October 2008. The Company also has two business equipment leases expiring in December 2012 and December 2013. These leases are reported as operating leases.

Total operating lease expense, including facilities, automobile and business equipment leases, recorded by the Company for the years ended September 30, 2009 and 2008 was $366,988 and $376,348, respectively.

The obligations under all operating leases are as follows:

Year ending September 30:
2010	$365,947
2011	$247,297
2012	$9,997
2013	$5,947

Employment Agreements

The Company entered into an employment agreement in September 2006 with its president and chief executive officer that provides for severance benefits in the form of up to a maximum of six months’ salary and health benefit continuation if his employment is terminated without cause or he resigns for good reason. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Commission and Bonus Plans

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary if the Company achieves certain targeted objectives for net income before taxes. In February 2008, the Compensation Committee of the Board of Directors modified this plan to exclude non-cash, share-based compensation expense from the calculation of net income. In fiscal 2008, the Company did not pay or accrue any such bonuses. In fiscal 2009, the Company accrued $1,085,559 for bonuses and related payroll taxes based on achieving targeted objectives for the year. The bonuses will be paid in the quarter ending December 31, 2009.

Change of Control Severance Benefit Plan

In April 2009, the Board of Directors adopted a Change in Control Severance Benefit Plan. The Change of Control Plan provides that in the event of a qualifying termination, each of three participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2009 and 2008, the Company made matching contributions of $32,249 and $34,287, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Royalties

The Company is obligated to pay a minimum of $1.00 per unit royalty on one electronic component for HSS product. The cost of this royalty has been immaterial in the fiscal years ended September 30, 2009 and 2008.

The Company was obligated to pay a director a 2% royalty on net sales from certain of its technologies. The royalty obligation terminated in October 2008. No royalties were paid under this agreement in the fiscal year ended September 30, 2008, as the director waived royalties of $14,266.

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

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2009	2008
Payroll and related	$1,329,322	$421,686
Deferred revenue	273,954	275,509
Warranty reserve	277,717	235,174
Income Tax	49,671	—
Customer deposits	56,052	8,975
Other	22,787	36,459

Total	$2,009,503	$977,803

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2009	2008
Beginning balance	$235,174	$182,247
Warranty provision	200,477	211,510
Warranty settlements	(157,934)	(158,583)

Ending balance	$277,717	$235,174

In the fiscal year ended September 30, 2009, the Company increased its reserve by $42,543, primarily due to increased product shipments.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2009, revenues from one customer accounted for 24% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2008, revenues from two customers accounted for 17% and 10% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2009	2008
Revenues
United States	$11,593,672	$7,026,174
Other	4,231,166	4,163,768

Total Revenues	$15,824,838	$11,189,942

The following table summarizes revenues by product line.

Years Ended September 30,	2009	2008
Revenues
HSS	$586,693	$713,294
LRAD	14,328,389	9,152,962
SoundSaber	721,781	1,171,196
Other	187,975	152,490

Total Revenues	$15,824,838	$11,189,942

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through December 1, 2009, which was the date the Company’s financial statements were issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION
December 1, 2009

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Thomas R. Brown, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 1, 2009	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 1, 2009	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 1, 2009	By	/s/ ELWOOD G. NORRIS
Elwood G. Norris Director

Date: December 1, 2009	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: December 1, 2009	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 1, 2009	By	/s/ DANIEL HUNTER
Daniel Hunter Director

S-1