Form 10-Q
period 2009-12-31
AMERICAN TECHNOLOGY CORP /DE/
filed 2010-02-02
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on January 29, 2010 was 30,552,498.

AMERICAN TECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Technology Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,839,946	$5,102,502
Accounts receivable, less allowance of $222,864 each period for doubtful accounts	2,414,431	1,463,222
Inventories, net	3,192,715	3,067,675
Prepaid expenses and other	281,203	194,451

Total current assets	10,728,295	9,827,850
Property and equipment, net	192,215	230,432
Patents, net	834,763	897,351
Deposits	58,265	58,265

Total assets	$11,813,538	$11,013,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,187,009	$960,308
Accrued liabilities	1,360,308	2,009,503

Total current liabilities	2,547,317	2,969,811

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,552,498 and 30,535,207 shares issued and outstanding, respectively	306	306
Additional paid-in capital	80,851,788	82,947,945
Accumulated deficit	(71,585,873)	(74,904,164)

Total stockholders’ equity	9,266,221	8,044,087

Total liabilities and stockholders’ equity	$11,813,538	$11,013,898

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2009	2008
Revenues:
Product sales	$5,271,282	$2,430,843
Contract, license and other	74,587	62,400

Total revenues	5,345,869	2,493,243
Cost of revenues	2,287,301	1,350,972

Gross profit	3,058,568	1,142,271

Operating expenses:
Selling, general and administrative	1,198,201	1,586,960
Research and development	551,921	452,458

Total operating expenses	1,750,122	2,039,418

Income (loss) from operations	1,308,446	(897,147)

Other income (expense):
Interest income	47	16,118
Finance expense	(783)	—
Unrealized gain on derivative revaluation	597,016	—

Total other income	596,280	16,118

Net income (loss) before provision for income taxes	1,904,726	$(881,029)
Provision for income taxes	(85,498)	—

Net income (loss)	$1,819,228	$(881,029)

Net income (loss) per common share - basic and diluted	$0.06	$(0.03)

Weighted average common shares outstanding
Basic	30,552,498	30,535,207

Diluted	31,130,400	30,535,207

See accompanying notes to interim consolidated financial statements

American Technology Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2009	2008
Operating Activities:
Net Income (loss)	$1,819,228	$(881,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	72,880	69,831
Provision for doubtful accounts	—	(872)
Warranty provision	55,765	8,180
Inventory obsolescence	7,152	5,404
Share-based compensation	150,823	568,256
Loss on impairment of patents	40,996	36,453
Unrealized gain on derivative revaluation	(597,016)	—
Changes in assets and liabilities:
Accounts receivable	(951,209)	384,137
Inventories	(132,192)	4,110
Prepaid expenses and other	(86,752)	(345)
Accounts payable	226,701	(186,418)
Warranty settlements	(25,398)	(4,168)
Accrued liabilities	(830,463)	(152,559)

Net cash used in operating activities	(249,485)	(149,020)

Investing Activities:
Purchase of equipment	(8,147)	(99,600)
Patent costs paid	(4,924)	(4,942)

Net cash used in investing activities	(13,071)	(104,542)

Net decrease in cash and cash equivalents	(262,556)	(253,562)
Cash and cash equivalents, beginning of period	5,102,502	2,694,869

Cash and cash equivalents, end of period	$4,839,946	$2,441,307

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$783	$—
Cash paid for taxes	$50,000	$—
Supplemental schedule of noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$747,917	$—

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements reflect all adjustments necessary in order to make the financial statements not misleading. The consolidated balance sheet as of September 30, 2009 was derived from the Company’s most recent audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 1, 2009.

Revenue Recognition

The Company derives its revenue primarily from two sources: (i) product sales, and (ii) contract and license fees.

Product sales to customers, including resellers and system integrators, are recognized in the periods that products are shipped to customers (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Most sales to resellers and system integrators are based on firm commitments from the end user; as a result resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

In limited circumstances, product sales may be recognized prior to shipment when, based on the Company’s evaluation, the criteria specified in ASC 605-10-S99-1 for recognizing revenue under bill and hold arrangements have been met.

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

Accounting for Warrant Liability

Based on the Company’s adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2008, as codified in Accounting Standards Codification (ASC) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (formerly Emerging Issues Task Force Issue No. 07-5), effective October 1, 2009, certain outstanding warrants were determined to be derivative instruments, and accordingly, the estimated fair value of these warrants was reclassified from equity and recorded as a warrant liability. The cumulative effect of the change in accounting for these warrants was recognized as an adjustment to the opening accumulated deficit balance at October 1, 2009 based on the difference between the fair value of the warrants at issuance and at the reclassification date. The warrant liability is adjusted to fair value at each reporting period and the corresponding change in fair value is recorded as an unrealized gain or loss in current earnings. (See Notes 3 and 10).

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued authoritative guidance, as codified in ASC 350-30, “Goodwill and other; General Intangibles Other Than Goodwill” (formerly FSP SFAS 142-3). This guidance provides factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance also requires expanded disclosure related to the determination of intangible asset useful lives. It is effective for fiscal years beginning after December 15, 2008. Earlier adoption was not permitted. The adoption of this guidance on October 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance, as codified in ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (formerly Emerging Issues Task Force Issue No. 07-5). This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception codified in ASC 815-10 (formerly SFAS No. 133 paragraph 11(a)). The Company adopted this guidance effective October 1, 2009 and determined that warrants granted in 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments. The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of October 1, 2009 (See Note 10).

Effective October 1, 2009, the Company adopted new standards regarding business combinations issued by the FASB in December 2007, as codified under ASC 805, “Business Combinations” (formerly FAS 141R) that require the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. For the Company, this accounting update was effective on a prospective basis for all business combinations for which the acquisition date is on or after October 1, 2009. Since the Company is not contemplating any business combinations it does not presently expect any impact of adoption on its consolidated financial statements.

In December 2007, the FASB issued authoritative guidance, as codified in ASC 810-10, “Consolidation” (formerly SFAS 160) that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. This guidance is effective for the Company’s fiscal years beginning after December 15, 2008. The provisions of are applied prospectively upon adoption except for the presentation and disclosure requirements that are applied retrospectively. The Company has no non-controlling interests and accordingly the adoption of this guidance effective October 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605)—Multiple Deliverable Arrangements” (formerly EITF Issue 08-1). This guidance updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” (formerly EITF Issue 09-3) and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

4. FAIR VALUE MEASUREMENTS

At December 31, 2009 there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable, accrued expenses the carrying amounts approximate fair value due to their relatively short maturities.

On October 1, 2008, the Company adopted guidance issued by the FASB as codified in ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157). This guidance defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. Financial instruments measured at fair value on a recurring basis as of December 31, 2009 are classified based on the valuation technique level in the table below:

	Total	Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:

None	$—	$—	$—	$—

Liabilities:

Warrant liability	$150,901	$—	$150,901	$—

As described in Note 10, the Company has warrants issued in 2006 subject to an anti-dilution reset provision. In accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of October 1, 2009. The warrant liability is being marked to market each quarter-end until they are completely settled. The Company used Level 2 inputs for its valuation methodology as their fair value was determined by using the Black-Scholes option pricing model based on various assumptions (see Note 10) consistent with the Company’s application of ASC 718.

5. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	December 31, 2009	September 30, 2009
Finished goods	$928,251	$1,214,879
Work in process	165,114	32,997
Raw materials	3,809,353	3,522,651

	4,902,718	4,770,527
Reserve for obsolescence	(1,710,003)	(1,702,852)

Total, net	$3,192,715	$3,067,675

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2009	September 30, 2009
Machinery and equipment	$635,832	$635,832
Office furniture and equipment	809,246	806,210
Leasehold improvements	262,258	262,258

	1,707,336	1,704,300
Accumulated depreciation	(1,515,121)	(1,473,868)

Property and equipment, net	$192,215	$230,432

Included in office furniture and equipment at December 31, 2009 and September 30, 2009 was $416,034 and $414,921, respectively, for purchased software, which is being amortized over three years. The unamortized portion of software at December 31, 2009 and September 30, 2009 was $9,397 and $9,885, respectively.

Depreciation expense, excluding amortization of software, was $44,763 and $39,252 for the three months ended December 31, 2009 and 2008, respectively. Amortization of purchased software was $1,601 and $3,026 for the three months ended December 31, 2009 and 2008, respectively.

7. PATENTS

Patents consisted of the following:

	December 31, 2009	September 30, 2009
Cost	$1,531,551	$1,586,621
Accumulated amortization	(696,788)	(689,270)

Patents, net	$834,763	$897,351

Amortization expense for the Company’s patents was $26,516 and $27,553 for the three months ended December 31, 2009 and 2008, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first quarter of fiscal 2010, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $40,996 and $36,453 during the three months ended December 31, 2009 and 2008, respectively.

8. INCOME TAXES

At December 31, 2009, the Company had federal net operating losses (“NOLs”), related state NOLs and certain Federal and California research and development (“R&D”) tax credits but in accordance with ASC 740, Accounting for Income Taxes recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company provided a tax provision of $85,498 during the quarter ended December 31, 2009 based upon the estimated annual tax rate. The tax provision includes (a) federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs, and (b) California state taxes resulting from the suspension of net operating losses for the 2009 tax year and a state tax R&D credit limitation of 50% of the tax liability.

The effective tax rate is lower than the statutory rate as any income recognized for the tax year will permit a decrease in the valuation allowance for net operating losses offset by the AMT and the temporary suspension of California loss carryforwards.

ASC Topic 740, Accounting for Income Taxes, requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions. The Company expects during the next twelve months to update unrecognized R&D tax benefits not currently recognized in deferred tax assets.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2009, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve, including the new shares and shares currently reserved under prior plans, allows for the issuance of up to 4,999,564 shares. At December 31, 2009, there were options outstanding covering 3,910,742 shares of common stock under the 2005 Equity Plan. The 2002 Stock Option Plan (“2002 Plan”) reserved for issuance 2,350,000 shares of common stock. The 2002 Plan was terminated with respect to new grants in April 2005 but remains in effect for grants issued prior to that time. At December 31, 2009, there were options outstanding covering 70,000 shares of common stock under the 2002 Plan.

At December 31, 2009, there were options outstanding covering 32,000 shares of common stock from grants outside the stock option plans.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2010:
Outstanding October 1, 2009	4,068,409	$2.96
Granted	1,000	$1.53
Canceled/expired	(56,667)	$3.13

Outstanding December 31, 2009	4,012,742	$2.96

Exercisable December 31, 2009	3,524,661	$3.18

Weighted average fair value of options granted during the period		$1.00

Options outstanding are exercisable at prices ranging from $0.46 to $9.48 and expire over the period from 2010 to 2014 with an average life of 2.54 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $916,162 and $610,652, respectively.

Share-Based Compensation

The Company recorded $150,823 and $568,256 of share-based compensation expense for the three months ended December 31, 2009 and 2008, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months Ended December 31,
	2009	2008
Cost of revenue	$21,639	$18,561
Selling, general and administrative	115,130	503,627
Research and development	14,054	46,068

Total	$150,823	$568,256

The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2009 and 2008 was $1.00 and $0.24, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended December 31,
	2009	2008
Volatility	81.0%	71.0%
Risk-free interest rate	2.34%	1.30% - 1.52%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of December 31, 2009, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2009 and 2008. Additionally, as there were no options exercised in the three months ended December 31, 2009 or 2008, there was no incremental tax benefits recognized. Such recognition would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2009, there was $300,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.1 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the three months ended December 31, 2009:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087

Cumulative-effect adjustment of adopting ASC 815-40	—	—	(2,246,980)	1,499,063	(747,917)
Share-based compensation expense	—	—	150,823	—	150,823
Net income for the period	—	—	—	1,819,228	1,819,228

Balances, December 31, 2009	30,552,498	$306	$80,851,788	$(71,585,873)	$9,266,221

The Company adopted ASC 815-40 effective October 1, 2009 and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. The warrant fair value is adjusted each reporting period based on current assumptions, with the change in value recognized in current earnings. At December 31, 2009, the estimated fair value of the warrant liability was reduced to $150,901 and other income of $597,016 was recognized during the three months ended December 31, 2009 based on the change in fair value. The warrant fair value at December 31, 2009 (and October 1, 2009) was determined using the Black-Scholes valuation model using the closing price stock price at each date, a volatility rate of 71% (October 1, 2009 of 96%), a risk free interest rate of 0.17% (October 1, 2009 of 0.27%), and a contractual life equal to the remaining term of the warrants expiring August 7, 2010.

Stock Purchase Warrants

During the three months ended December 31, 2009, 150,000 stock purchase warrants expired at a weighted average purchase price of $8.94. The number of shares purchasable under outstanding warrants at December 31, 2009 was 1,948,204 at a purchase price of $2.67 that expire on August 7, 2010. These warrants contain antidilution rights if the Company sells securities for less than the exercise price. As noted above, the remaining outstanding warrants have been reclassified from equity to a warrant liability in connection with the Company’s adoption of ASC 815-40.

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2009	September 30, 2009
Payroll and related	$517,951	$1,329,322
Deferred revenue	273,954	273,954
Warranty reserve	308,084	277,717
Warrant liability	150,901	—
Income Tax	85,169	49,671
Customer deposits	4,880	56,052
Other	19,369	22,787

Total	$1,360,308	$2,009,503

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,
	2009	2008
Beginning balance	$277,717	$235,174
Warranty provision	55,765	8,180
Warranty settlements	(25,398)	(4,168)

Ending balance	$308,084	$239,186

12. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company’s losses for the three months ended December 31, 2008 cause the inclusion of potential common stock instruments outstanding to be antidilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
	2009	2008
Basic
Income (loss) available to common stockholders	$1,819,228	$(881,029)

Weighted average common shares outstanding (basic)	30,552,498	30,535,207

Basic income (loss) per common share	$0.06	$(0.03)

Diluted
Income (loss) available to common stockholders	$1,819,228	$(881,029)

Weighted average common shares outstanding	30,552,498	30,535,207
Assumed exercise of options	577,902	—

Common and potential common shares	31,130,400	30,535,207

Diluted income (loss) per common share	$0.06	$(0.03)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,036,904	6,132,893

13. MAJOR CUSTOMERS

For the three months ended December 31, 2009, revenues from two customers each accounted for 60% and 12% of revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2009, accounts receivable from one customer accounted for 75% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2008, revenues from three customers each accounted for 14%, 14% and 11% of revenues, respectively; with no other single customer accounting for more than 10% of revenues. At December 31, 2008, accounts receivable from five customers accounted for 17%, 16%, 11%, 10% and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (FDIC) guaranteed financial institution. Effective October 14, 2008, FDIC deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. This full coverage for non-interest bearing accounts was subsequently extended through June 30, 2010. During the quarter ended December 31, 2009, the Company’s cash was maintained in a non-interest bearing deposit transaction account and as a result was fully guaranteed under current FDIC coverage at December 31, 2009. Future changes in the FDIC insurance provisions or changes in the nature of the accounts maintained by the Company could result in the Company maintaining account balances that are not fully insured by the FDIC.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2010 designed to motivate our employees to achieve our financial objectives. All of our employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by our company of specified earnings per share goals, including in such calculation the cost of the incentive plan and excluding from such calculation expenses related to the revaluation of warrants in accordance with Accounting Standards Codification 815-40. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2009. During the three months ended December 31, 2009 we recorded accrued bonus expense of $113,562 in connection with the 2010 plan.

15. SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 2, 2010, which was the date the Company’s Financial Statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2009.

The following discussion provides an overview of our results of operations for the three months ended December 31, 2009 and 2008. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products that beam, focus and control sound over short and long distances. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

We have expanded our market penetration by developing new products to meet customer operational needs. Our LRAD®-X products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our product line includes the following:

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

These products have been well received by our military customers as well as other commercial applications such as oil rig protection, maritime and homeland security, port security, bird and wildlife deterrents and by law enforcement. We believe these products provide an increased opportunity for us in both the government and commercial markets that we are developing, and will allow us to continue as the leader in this market. We believe that our products are offered at price and performance points to attract serious market interest. Accelerating our product sales and revenue growth will require organizational discipline, improved customer focus, and a new, sustained marketing push of our Company and products. We are focused on these areas of our business while also containing costs.

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

Overall Performance for the First Quarter of Fiscal 2010

For our first fiscal quarter ended December 31, 2009:

•

Our revenues for the three months ended December 31, 2009 were $5,345,869, up $2,852,626 or 114.4% from $2,493,243 for the three months ended December 31, 2008. The growth in sales was driven by a strong increase in our LRAD sales, increased HSS sales, partially offset by a decrease in our SoundSaber product line. The growth in LRAD sales were driven by approximately $2.8 million of LRAD sales into the U.S. Army Reserves.

•

We recorded a gross profit of $3,058,568 for the three months ended December 31, 2009 (57.2% of revenues), which was $1,916,297 higher than $1,142,271 for the quarter ended December 31, 2008 (45.8% of revenues), due to the increased revenue, increased fixed cost absorption and lower product cost.

•

Operating expenses of $1,750,122 for the three months ended December 31, 2009 decreased by $289,296 or 14.2% from $2,039,418 for the three months ended December 31, 2008. Non-cash share-based compensation expense decreased by $420,510, offset by an increase in internal and external commission expense of $172,935.

•

Our net income of $1,819,228 for the three months ended December 31, 2009 increased $2,700,257 from the net loss of $881,029 for the quarter ended December 31, 2008, due to the $1,916,297 increase in gross margin, $289,296 reduction in operating expenses, $597,016 unrealized gain on derivative revaluation related to warrant instruments with repricing options pursuant to ASC 815-40, and offset by an income tax provision of $85,498. The net income (loss) for the three months ended December 31, 2009 and 2008 included $150,823 and $568,255, respectively, of non-cash share-based compensation expense for stock options.

•

For the three month period ended December 31, 2009, we utilized $262,556 of cash, primarily due to an increase in accounts receivable balance from increased revenues and the payout of bonuses for the year-ended September 30, 2009 during the three months ended December 31, 2009. Variability in operating results and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

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

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended September 30, 2009. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

The following is additional information on our critical accounting policies and estimates involving significant management valuation judgments affecting fiscal 2010 results.

Accounting for Warrants Classified as Derivatives – We adopted ASC 815-40 effective October 1, 2009 and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to our common stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. We adjust the fair value each reporting period based on current assumptions, with the change in value recognized in current earnings. At December 31, 2009, the estimated fair value of the warrant liability was reduced to $150,901 and other income of $597,016 was recognized during the three months ended December 31, 2009 based on the change in fair value. In future periods, increases in stock price and stock volatility and decreases in interest rates will increase the warrant liability and negatively affect our consolidated statement of operations.

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and 2008

Revenues

The following table sets forth for the periods indicated certain items of our consolidated statement of operations expressed in dollars and a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes contained in this report.

	For the three months ended				Change
	December 31,
	2009		2008
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	%
Revenues:
Product sales	5,271,282	98.6%	2,430,843	97.5%	2,840,439	117%
Contract, license and other	74,587	1.4%	62,400	2.5%	12,187	20%

	5,345,869	100.0%	2,493,243	100.0%	2,852,626	114%
Cost of revenues	2,287,301	42.8%	1,350,972	54.2%	(936,329)	(69%)

Gross profit	3,058,568	57.2%	1,142,271	45.8%	1,916,297	168%
Operating Expenses:
Selling, general and administrative	1,198,201	22.4%	1,586,960	63.7%	(388,759)	(24%)
Research and development	551,921	10.3%	452,458	18.1%	99,463	22%

	1,750,122	32.7%	2,039,418	81.8%	(289,296)	(14%)

Income (loss) from operations	1,308,446	24.5%	(897,147)	(36.0%)	2,205,593	246%

Other Income	596,280	11.2%	16,118	0.6%	580,162	3599%

Net income (loss) before provision for income taxes	1,904,726	35.6%	(881,029)	(35.3%)	2,785,755	316%

Revenues for the three months ended December 31, 2009 were $5,345,869, representing a 114.4% increase from $2,493,243 in revenues for the three months ended December 31, 2008. Revenues for the three months ended December 31, 2009 included $5,271,282 of product sales and $74,587 of contract, license and other revenues. Revenues for the three months ended December 31, 2008 included $2,430,843 of product sales and $62,400 of contract, license and other revenues. LRAD revenues increased significantly in the first fiscal quarter over prior year, primarily due to some larger orders for the U.S. Army Reserves. Our HSS revenues also increased and our SoundSaber product line decreased. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At December 31, 2009, we had aggregate deferred license revenue of $273,954 representing amounts collected from another license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit for the three months ended December 31, 2009 was $3,058,568, or 57.2% of revenues, compared to $1,142,271, or 45.8% of revenues, for the three months ended December 31, 2008. The increase in gross profit is due to increased revenue in the quarter, increased absorption of fixed cost over the higher revenue, and decreased product cost resulting from improved pricing on higher quantity purchases.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 decreased $388,759 to $1,198,201, or 22.4% of revenues, compared to $1,586,960, or 63.7% of revenues, for the three months ended December 31, 2008. The decrease in selling general and administrative expenses was primarily attributed to $388,496 of lower non-cash share-based compensation expense due to options becoming fully vested, $95,405 for decreased audit fees because we did not require an audit of management’s report on the effectiveness of our internal control over financial reporting, and $91,226 for reduced staffing. These reductions were partially offset by $172,935 increased inside and outside commissions and $34,332 for accrued bonus expense.

We incurred non-cash share-based compensation expenses related to ASC 718 allocated to selling, general and administrative expenses in the three months ended December 31, 2009 and 2008 of $115,130 and $503,626, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses increased $99,453 to $551,921, or 10.3% of revenues, for the three months ended December 31, 2009, compared to $452,458, or 18.1% of revenues, for the three months ended December 31, 2009. This increase in research and development expense was primarily due to $77,810 higher testing and prototype costs and $43,739 for accrued bonuses, offset by $32,014 of lower non-cash share-based compensation expense.

Included in research and development expenses for the three months ended December 31, 2009 and 2008 was $14,054 and $46,068 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $40,996 during the quarter ended December 31, 2009, compared to an impairment of $36,453 in the three months ended December 31, 2008.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed the development of the LRAD-X product line in 2008 with enhanced performance and louder, more intelligible communications, and we have further expanded the line in 2009. Based on current plans and reduced engineering staffing, we expect research and development costs to continue in the current fiscal year comparable to last year.

Income (Loss) from Operations

Income from operations was $1,308,446 for the three months ended December 31, 2009, compared to a loss from operations of $897,147 for the three months ended December 31, 2008. The increase is primarily attributable to the increase in gross profit and reduced non-cash share-based compensation expense.

Other Income (Expense)

During the three months ended December 31, 2009, we earned $16,071 less interest income on our cash and cash equivalents balances compared to the three months ended December 31, 2008 due to lower interest rates. In the quarter ended December 31, 2009, we recorded $597,016 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar charge during the three months ended December 31, 2008.

Net Income (Loss)

The net income for the three months ended December 31, 2009 was $1,819,228, compared to a net loss of $881,029 for the three months ended December 31, 2008. We recorded income tax expense of $85,498 in the quarter ended December 31, 2009. We had no income tax expense in the prior year.

Liquidity and Capital Resources

We experienced a small negative cash flow from operating activities in the quarter ended December 31, 2009. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash and cash equivalents at December 31, 2009 was $4,839,946 compared to $5,102,502 at September 30, 2009. The decrease in cash was primarily the result of increased accounts receivable due to increased revenue during the quarter and payment of year-end bonuses for the year-ended September 30, 2009 during the three months ended December 31, 2009.

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

Cash Flows

Operating Activities

Our net cash used in operating activities was $249,485 for the three months ended December 31, 2009 compared to $149,020 used in operating activities for the three months ended December 31, 2008. Net cash used in operating activities for the three months ended December 31, 2009 included net income of $1,819,228, decreased by expenses not requiring the use of cash of $269,400 and a $226,701 increase in accounts payable. Operating cash usage during the three months ended December 31, 2009 included $951,209 from increased accounts receivable, $830,463 for reduced accrued liabilities which included the Company bonus payment, $132,192 from increased inventory, $86,752 from increased prepaid expenses and a $25,398 increase in warranty settlements. Net cash used in operating activities for the three months ended December 31, 2008 included $384,137 in cash generated from decreased accounts receivable and $4,110 from decreased inventories. Operating cash usage during the three months ended December 31, 2008 included the $881,029 net loss, decreased by expenses not requiring the use of cash of $687,252, a $186,418 decrease in accounts payable, a $152,559 decrease in accrued liabilities, a $4,168 increase in warranty settlements and a $345 increase in prepaid expense.

At December 31, 2009 we had working capital of $8,180,978, compared to working capital of $6,858,039 at September 30, 2009.

At December 31, 2009, we had net accounts receivable of $2,414,431, compared to $1,463,222 in accounts receivable at September 30, 2009. The level of trade accounts receivable at December 31, 2009 represented approximately 42 days of revenue, compared to 44 days of revenue for the quarter ended September 30, 2009. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new patents. Cash used in investing activities for equipment was $8,147 for the three months ended December 31, 2009 and $99,600 for the three months ended December 31, 2008. Cash used for investment in new patents was $4,924 for the three months ended December 31, 2009 and $4,942 for the three months ended December 31, 2008. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2010.

Financing Activities

There was no cash provided by financing activities for the three months ended December 31, 2009 or 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated February 2, 2010 regarding fiscal Q1 2010 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TECHNOLOGY CORPORATION

Date: February 2, 2010	By:	/s/ Katherine H. McDermott
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)