Form 10-Q
period 2010-03-31
LRAD Corp
filed 2010-05-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15378 Avenue of Science, Ste 100, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

(858) 676-1112

(Registrant’s telephone number, including area code)

American Technology Corporation

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $0.00001 par value, outstanding on April 26, 2010 was 30,611,456.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

LRAD Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$6,440,672	$5,102,502
Accounts receivable, less allowance of $222,864 each period for doubtful accounts	1,140,738	1,463,222
Inventories, net	2,545,578	3,067,675
Prepaid expenses and other	192,491	194,451

Total current assets	10,319,479	9,827,850
Property and equipment, net	157,174	230,432
Patents, net	804,839	897,351
Deposits	58,265	58,265

Total assets	$11,339,757	$11,013,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,179	$960,308
Accrued liabilities	1,245,281	2,009,503

Total current liabilities	1,754,460	2,969,811

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,611,456 and 30,552,498 shares issued and outstanding, respectively	306	306
Additional paid-in capital	81,007,041	82,947,945
Accumulated deficit	(71,422,050)	(74,904,164)

Total stockholders' equity	9,585,297	8,044,087

Total liabilities and stockholders' equity	$11,339,757	$11,013,898

See accompanying notes to interim consolidated financial statements

LRAD Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009
Revenues:
Product sales	$3,530,631	$5,801,400	$8,801,913	$8,232,243
Contract, license and other	26,219	71,082	100,806	133,482

Total revenues	3,556,850	5,872,482	8,902,719	8,365,725
Cost of revenues	1,683,268	2,755,625	3,970,569	4,106,597

Gross profit	1,873,582	3,116,857	4,932,150	4,259,128

Operating expenses:
Selling, general and administrative	1,283,419	1,797,917	2,481,620	3,384,877
Research and development	491,883	448,650	1,043,804	901,108

Total operating expenses	1,775,302	2,246,567	3,525,424	4,285,985

Income (loss) from operations	98,280	870,290	1,406,726	(26,857)

Other income (expense):
Interest income	46	8,521	93	24,639
Finance expense	(782)	—	(1,565)	—
Unrealized gain on derivative revaluation	76,510	—	673,526	—

Total other income	75,774	8,521	672,054	24,639

Net income (loss) before provision for income taxes	174,054	$878,811	2,078,780	(2,218)
Provision for income taxes	(10,231)	—	(95,729)	—

Net income (loss)	$163,823	$878,811	$1,983,051	$(2,218)

Net income (loss) per common share - basic and diluted	$0.01	$0.03	$0.06	$0.00

Weighted average common shares outstanding
Basic	30,581,481	30,535,207	30,566,833	30,535,207

Diluted	31,174,877	30,611,648	31,167,130	30,535,207

See accompanying notes to interim consolidated financial statements

LRAD Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2010	2009
Operating Activities:
Net Income (loss)	$1,983,051	$(2,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,503	151,748
Provision for doubtful accounts	—	(3,410)
Warranty provision	68,723	44,041
Inventory obsolescence	12,397	27,026
Share-based compensation	277,258	1,082,568
Loss on impairment of patents	49,808	75,744
Unrealized gain on derivative revaluation	(673,526)	—
Changes in assets and liabilities:
Accounts receivable	322,484	(1,230,725)
Inventories	509,700	(66,160)
Prepaid expenses and other	1,960	(13,429)
Accounts payable	(451,129)	289,426
Warranty settlements	(49,432)	(11,513)
Accrued liabilities	(857,904)	(138,886)

Net cash provided by operating activities	1,334,893	204,212

Investing Activities:
Purchase of equipment	(16,147)	(118,048)
Patent costs paid	(9,394)	(21,130)

Net cash used in investing activities	(25,541)	(139,178)

Financing Activities:
Proceeds from exercise of stock options	28,818	—

Net cash provided by financing activities	28,818	—

Net increase in cash and cash equivalents	1,338,170	65,034
Cash and cash equivalents, beginning of period	5,102,502	2,694,869

Cash and cash equivalents, end of period	$6,440,672	$2,759,903

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,565	$—

Cash paid for taxes	$91,060	$—

Supplemental schedule of noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$747,917	$—

See accompanying notes to interim consolidated financial statements

LRAD Corporation

Notes to Interim Consolidated Financial Statements (unaudited)

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

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

Product sales to customers, including resellers and system integrators, are recognized in the periods that products are shipped to customers (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable and there are no remaining obligations on the part of the Company. Most sales to resellers and system integrators are based on firm commitments from the end user; as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

In limited circumstances, product sales may be recognized prior to shipment when, based on the Company’s evaluation, for recognizing revenue under bill and hold arrangements have been met.

The Company provides research and development services and licenses its technology to third parties. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements, but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped and are recognized in the period when the ultimate customer accepts the product and collection is reasonably assured.

Accounting for Warrant Liability

Based on the Company’s adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2008, as codified in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-5), effective October 1, 2009, certain outstanding warrants were determined to be derivative instruments, and accordingly, the estimated fair value of these warrants was reclassified from equity and recorded as a warrant liability. The cumulative effect of the change in accounting for these warrants was recognized as an adjustment to the opening accumulated deficit balance at October 1, 2009 based on the difference between the fair value of the warrants at issuance and at the reclassification date. The warrant liability is adjusted to fair value at each reporting period and the corresponding change in fair value is recorded as an unrealized gain or loss in current earnings. (See Notes 4 and 10).

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued authoritative guidance, as codified in ASC 350-30, “Goodwill and other; General Intangibles Other Than Goodwill” (formerly FASB Staff Position Statement of Financial Accounting Standards (“SFAS”) 142-3). This guidance provides factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance also requires expanded disclosure related to the determination of intangible asset useful lives. It is effective for fiscal years beginning after December 15, 2008. Earlier adoption was not permitted. The adoption of this guidance on October 1, 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued authoritative guidance, as codified in ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (formerly EITF Issue No. 07-5). This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception codified in ASC 815-10 (formerly SFAS No. 133 paragraph 11(a)). The Company adopted this guidance effective October 1, 2009 and determined that warrants granted in 2006 were not equity-linked financial instruments, and accordingly, were derivative instruments. The Company recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of October 1, 2009 and has recorded the change in the fair value of these instruments for the three and six months ended March 31, 2010 as an unrealized gain in current earnings (See Note 10).

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

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” (formerly EITF Issue 09-3) and changed the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement described in Subtopic 820-10, for the purpose of improving these disclosures and increasing the transparency in financial reporting. This standard was effective for fiscal years beginning after December 15, 2010, and for interim periods within these fiscal years. The Company complied with this amendment in the current filing.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments in the ASU were effective upon issuance on February 24, 2010 and the Company complied with this amendment in the current filing.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

4. FAIR VALUE MEASUREMENTS

At March 31, 2010, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable, accrued expenses the carrying amounts approximate fair value due to their relatively short maturities.

On October 1, 2008, the Company adopted guidance issued by the FASB as codified in ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157). This guidance defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. Financial instruments measured at fair value on a recurring basis as of March 31, 2010 are classified based on the valuation technique level in the table below:

	Total	Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:

None	$—	$—	$—	$—

Liabilities:

Warrant liability	$74,391	$—	$74,391	$—

As described in Note 10, the Company has warrants issued in 2006 subject to an anti-dilution reset provision. In accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of October 1, 2009. The warrant liability is being marked to market each quarter-end until they are completely settled. The Company used Level 2 inputs for its valuation methodology as their fair value was determined by using the Black-Scholes option pricing model (See Note 10).

5. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	March 31, 2010	September 30, 2009
Finished goods	$893,487	$1,214,879
Work in process	129,428	32,997
Raw materials	3,237,911	3,522,651

	4,260,826	4,770,527
Reserve for obsolescence	(1,715,248)	(1,702,852)

Total, net	$2,545,578	$3,067,675

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2010	September 30, 2009
Machinery and equipment	$643,832	$635,832
Office furniture and equipment	807,695	806,210
Leasehold improvements	262,258	262,258

	1,713,785	1,704,300
Accumulated depreciation	(1,556,611)	(1,473,868)

Property and equipment, net	$157,174	$230,432

Included in office furniture and equipment at March 31, 2010 and September 30, 2009 was $416,034 and $414,921, respectively, for purchased software, which is being amortized over three years. The unamortized portion of software at March 31, 2010 and September 30, 2009 was $7,811 and $9,885, respectively.

Depreciation expense, excluding amortization of software, was $86,218 and $90,986 for the six months ended March 31, 2010 and 2009, respectively. Amortization of purchased software was $3,187 and $6,101 for the six months ended March 31, 2010 and 2009, respectively.

7. PATENTS

Patents consisted of the following:

	March 31, 2010	September 30, 2009
Cost	$1,521,215	$1,586,621
Accumulated amortization	(716,376)	(689,270)

Patents, net	$804,839	$897,351

Amortization expense for the Company’s patents was $52,098 and $54,661 for the six months ended March 31, 2010 and 2009, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first six months of fiscal 2010, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $49,808 and $75,744 during the six months ended March 31, 2010 and 2009, respectively.

8. INCOME TAXES

At March 31, 2010, the Company had federal net operating losses (“NOLs”), related state NOLs and certain Federal and California research and development (“R&D”) tax credits but in accordance with ASC 740, Accounting for Income Taxes recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded a tax provision of $95,729 during the six months ended March 31, 2010 based upon the estimated annual tax rate. The tax provision includes (a) federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs, and (b) California state taxes resulting from the suspension of net operating losses for the 2009 tax year and a state tax R&D credit limitation of 50% of the tax liability.

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

9. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2010, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At March 31, 2010, there were options outstanding covering 3,787,409 shares of common stock under the 2005 Equity Plan and 781,005 shares of common stock available for grant for a total of 4,568,414 currently available under the 2005 Plan.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2010:
Outstanding October 1, 2009	4,068,409	$2.96
Granted	6,000	$1.56
Canceled/expired	(228,042)	$5.56
Exercised	(58,958)	$0.49

Outstanding March 31, 2010	3,787,409	$2.84

Exercisable March 31, 2010	3,460,135	$2.99

Weighted average fair value of options granted during the period		$1.06

Options outstanding are exercisable at prices ranging from $0.46 to $5.57 and expire over the period from 2010 to 2015 with an average life of 2.37 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $894,807 and $662,979, respectively.

Share-Based Compensation

The Company recorded $277,258 and $1,082,568 of share-based compensation expense for the six months ended March 31, 2010 and 2009, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Cost of revenue	$5,627	$20,067	$27,266	$38,628
Selling, general and administrative	106,757	461,325	$221,887	964,952
Research and development	14,051	32,920	$28,105	78,988

Total	$126,435	$514,312	$277,258	$1,082,568

The weighted-average estimated fair value of employee stock options granted during the six months ended March 31, 2010 and 2009 was $1.06 and $0.24, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2010	2009
Volatility	81% - 88%	71%
Risk-free interest rate	2.34% - 2.36%	1.30% - 1.52%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of March 31, 2010, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2010 and 2009.

As of March 31, 2010, there was $200,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.0 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the six months ended March 31, 2010:

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087

Cumulative-effect adjustment of adopting ASC 815-40	—	—	(2,246,980)	1,499,063	(747,917)
Issuance of common stock upon exercise of stock options	58,958	—	28,818		28,818
Share-based compensation expense	—	—	277,258	—	277,258
Net income for the period	—	—	—	1,983,051	1,983,051

Balances, March 31, 2010	30,611,456	$306	$81,007,041	$(71,422,050)	$9,585,297

The Company adopted ASC 815-40 effective October 1, 2009 and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. The warrant fair value is adjusted each reporting period based on current assumptions, with the change in value recognized in current earnings. At March 31, 2010, the estimated fair value of the warrant liability was reduced to $74,391, and other income of $673,526 was recognized during the six months ended March 31, 2010 based on the change in fair value. The warrant fair values at March 31, 2010 and October 1, 2009 were determined using the Black-Scholes valuation model using the closing price stock price at each date, volatility rates of 71% and 96%, risk free interest rates of 0.19% and 0.27%, and contractual lives equal to the remaining term of the warrants expiring August 6, 2010 as of each measurement date.

Stock Purchase Warrants

During the six months ended March 31, 2010, 150,000 stock purchase warrants expired at a weighted average purchase price of $8.94. The number of shares purchasable under outstanding warrants at March 31, 2010 was 1,948,204 at a purchase price of $2.67 that expire on August 6, 2010. These warrants contain antidilution rights if the Company sells securities for less than the exercise price. As noted above, on October 1, 2009, the remaining outstanding warrants were reclassified from equity to a warrant liability in connection with the Company’s adoption of ASC 815-40.

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2010	September 30, 2009
Payroll and related	$520,957	$1,329,322
Deferred revenue	273,954	273,954
Warranty reserve	297,008	277,717
Warrant liability	74,391	—
Income Tax	61,020	49,671
Customer deposits	2,000	56,052
Other	15,951	22,787

Total	$1,245,281	$2,009,503

Warranty Reserve

Changes in the warranty reserve during the six months ended March 31, 2010 and 2009 were as follows:

	Three Month Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Beginning balance	$308,084	$239,186	$277,717	$235,174
Warranty provision	12,958	35,861	68,723	44,041
Warranty settlements	(24,034)	(7,345)	(49,432)	(11,513)

Ending balance	$297,008	$267,702	$297,008	$267,702

12. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company’s losses for the six months ended March 31, 2009 cause the inclusion of potential common stock instruments outstanding to be antidilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Basic
Income (loss) available to common stockholders	$163,823	$878,811	$1,983,051	$(2,218)

Weighted average common shares outstanding (basic)	30,581,481	30,535,207	30,566,833	30,535,207

Basic income (loss) per common share	$0.01	$0.03	$0.06	$(0.00)

Diluted
Income (loss) available to common stockholders	$163,823	$878,811	$1,983,051	$(2,218)

Weighted average common shares outstanding	30,581,481	30,535,207	30,581,481	30,535,207
Assumed exercise of options	593,396	76,441	585,649	—

Common and potential common shares	31,174,877	30,611,648	31,167,130	30,535,207

Diluted income (loss) per common share	$0.01	$0.03	$0.06	$(0.00)

Potentially dilutive securities outstanding at period endexcluded from diluted computation as they were antidilutive	4,883,904	6,074,329	4,883,904	7,024,955

13. MAJOR CUSTOMERS

For the three and six months ended March 31, 2010, revenues from one customer each accounted for 36% and 50% of revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2010, accounts receivable from four customers accounted for 16%, 12%, 11% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three and six months ended March 31, 2009, revenues from one customer accounted for 42% and 33% of revenues, respectively; with no other single customer accounting for more than 10% of revenues. At March 31, 2009, accounts receivable from one customer accounted for 56% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (FDIC) guaranteed financial institution. Effective October 14, 2008, FDIC deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. This full coverage for non-interest bearing accounts was subsequently extended through June 30, 2010. During the six months ended March 31, 2010, the Company’s cash was maintained in a non-interest bearing deposit transaction account and as a result was fully guaranteed under current FDIC coverage at March 31, 2010. Future changes in the FDIC insurance provisions or changes in the nature of the accounts maintained by the Company could result in the Company maintaining account balances that are not fully insured by the FDIC.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2010 designed to motivate our employees to achieve our financial objectives. All of our employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by our company of specified earnings per share goals, including in such calculation the cost of the incentive plan and excluding from such calculation expenses related to the revaluation of warrants in accordance with Accounting Standards Codification 815-40. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2009. During the six months ended March 31, 2010 we recorded accrued bonus expense of $218,218 in connection with the 2010 plan.

15. SUBSEQUENT EVENTS

On April 8, 2010, the Company announced a plan to separate its HSS sound technology business through a pro-rata distribution to the Company’s stockholders of a wholly-owned subsidiary to which the Company’s HSS assets will be contributed. The Company has scheduled a special meeting of its stockholders on June 2, 2010 to approve the 100% spin-off and plans to file a Form 10 registration statement detailing the financial history, capitalization and related information about the spin-off. The planned spin-off is subject to approval by the Company’s stockholders and final approval of the Board of Directors, as well as a number of additional conditions, including, among others:

•	Continued financing of the costs of the spin-off by director Elwood G. Norris

•	Arrangement of initial working capital financing for the spin-off by Mr. Norris

•	The SEC declaring the Form 10 registration statement effective

The Company’s goal is to complete the planned spin-off later this calendar year, but no assurance can be provided as to the timing or that all conditions will be met.

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

The following discussion provides an overview of our results of operations for the three and six months ended March 31, 2010 and 2009. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products that beam, focus and control sound over short and long distances. Our flagship product line is called a Long Range Acoustic Device(R) or LRAD(R). We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

We have expanded our market penetration by developing new products to meet customer operational needs. Our LRAD-X® products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our product line includes the following:

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

•

LRAD 300X—our newest addition to our LRAD product line—is a compact solution offering highly intelligible mid-range communications in a lightweight, rugged package for use on small vessels and manned and unmanned vehicles and aircraft.

•

LRAD 100X is a self-contained, battery powered portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. It is ideally suited for shorter-range perimeter security and communications.

•

LRAD-RX(R) is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head and an integrated internet protocol (IP)-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution. The LRAD-RX can be operated remotely from anywhere across a Transmission Control Protocol IP (TCP/IP) network enabling system operators to respond to security threats from a safe remote environment. The LRAD-RX is aimed and controlled by our proprietary pan and tilt drive system. We designed and engineered this pan and tilt drive system to meet the demanding specifications of customers that deploy these devices on large vessels, offshore oil and other platforms. The LRAD-RX can be integrated with a number of other sensors (radar, cameras, etc.) creating a fully integrated unmanned perimeter security solution.

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

Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While these conditions have not materially impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. Negative economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Negative economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

Overall Performance for the Second Quarter of Fiscal 2010

For our second fiscal quarter ended March 31, 2010:

•

Our revenues for the three months ended March 31, 2010 were $3,556,850, down $2,315,632 or 39.4% from $5,872,482 for the three months ended March 31, 2009. The decline in sales was primarily the result of strong sales to the U.S. Navy and Army during the quarter ended March 31, 2009 that were not matched in the current year and a decrease in sales of our SoundSaber product line. Sales of our HSS product increased during the quarter.

•

We recorded a gross profit of $1,873,583 for the three months ended March 31, 2010 (52.7% of revenues), which was $1,243,274 lower than $3,116,857 for the quarter ended March 31, 2009 (53.1% of revenues), due to the reduced revenue.

•

Operating expenses of $1,775,302 for the three months ended March 31, 2010 decreased by $471,265 or 21.0% from $2,246,567 for the three months ended March 31, 2009. Non-cash share-based compensation expense decreased by $373,438 and commission expense decreased by $284,655, offset by an increase of $88,304 for bonus accrual and $53,799 for marketing expenses.

•

Our net income of $163,823 for the three months ended March 31, 2010 decreased $714,988 from net income of $878,811 for the quarter ended March 31, 2009, due to the lower revenue, partially offset by lower operating expenses and an unrealized gain on derivative revaluation related to warrant instruments with repricing options pursuant to ASC 815-40.

•

For the three month period ended March 31, 2010, we generated $1,600,726 of cash, primarily due to a decrease in accounts receivable balance from lower revenues and lower inventory. Variability in operating results and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

Our results continue to fluctuate from a quarter to quarter basis. In fiscal 2009, our first fiscal quarter was not as strong, but we had a very strong second quarter based on the delivery of large orders from the U.S. Navy and Army. In fiscal 2010, we had a very strong first quarter driven by heavy sales to the U.S. Army Reserves. The second fiscal quarter was not as strong. Our quarters will continue to be uneven given the nature of our business and customer base, but as shown in our year to date ended March 31, 2010 results, our overall trend of revenue and net income continues to grow.

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

Accounting for Warrants Classified as Derivatives – We adopted ASC 815-40 effective October 1, 2009 and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to our common stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and we recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. We adjust the fair value each reporting period based on current assumptions, with the change in value recognized in current earnings. At March 31, 2010, the estimated fair value of the warrant liability was reduced to $74,391 and other income of $673,526 was recognized during the six months ended March 31, 2010 based on the change in fair value. In future periods, increases in stock price and stock volatility and decreases in interest rates will increase the warrant liability and negatively affect our consolidated statement of operations.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

The following table sets forth for the periods indicated certain items of our consolidated statement of operations expressed in dollars and a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes contained in this report.

	For the three months ended
	March 31,
	2010		2009		Change
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	%
Revenues:
Product sales	3,530,631	99.3%	5,801,400	98.8%	(2,270,769)	(39.1%)
Contract, license and other	26,219	0.7%	71,082	1.2%	(44,863)	(63.1%)

	3,556,850	100.0%	5,872,482	100.0%	(2,315,632)	(39.4%)
Cost of revenues	1,683,268	47.3%	2,755,625	46.9%	1,072,357	38.9%

Gross profit	1,873,582	52.7%	3,116,857	53.1%	(1,243,275)	(39.9%)
Operating Expenses:
Selling, general and administrative	1,283,419	36.1%	1,797,917	30.6%	(514,498)	(28.6%)
Research and development	491,883	13.8%	448,650	7.6%	43,233	9.6%

	1,775,302	49.9%	2,246,567	38.3%	(471,265)	(21.0%)

Income from operations	98,280	2.8%	870,290	14.8%	(772,010)	88.7%

Other Income	75,774	2.1%	8,521	0.1%	67,253	789.3%

Net income before provision for income taxes	174,054	4.9%	878,811	15.0%	(704,757)	80.2%

Revenues for the three months ended March 31, 2010 included $3,530,631 of product sales and $26,219 of contract, license and other revenues. Revenues for the three months ended March 31, 2009 included $5,801,400 of product sales and $71,082 of contract, license and other revenues. The decrease in revenues was primarily attributable to a decline in LRAD revenues due to large orders from the U.S. Navy and Army in the prior year’s second fiscal quarter that were not matched in the quarter ended March 31, 2010. Our SoundSaber revenues also decreased during the quarter and our HSS revenues increased. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At March 31, 2010, we had aggregate deferred license revenue of $273,954 representing amounts collected from a license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

The decrease in gross profit is primarily due to decreased revenue in the quarter. Gross profit as a percentage of revenue remained almost flat. Lower fixed absorption that resulted from lower revenue was offset by a reduction of freight and other overhead expenses .

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels the product is sold through in a given period. We continue to make product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to $354,569 of lower non-cash share-based compensation expense due to options becoming fully vested and $284,655 for lower commission expense, partially offset by increased sales and marketing expenses of $53,799 primarily for demonstration units, $45,932 for accrued bonus expense, and increased travel expenses of $33,623.

We incurred non-cash share-based compensation expenses related to ASC 718 allocated to selling, general and administrative expenses in the three months ended March 31, 2010 and 2009 of $106,757 and $461,325, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to $34,344 for increased salaries and consulting expense, $42,372 for accrued bonuses, $21,843 for higher testing and prototype costs, offset by $30,479 lower patent impairment charges and $18,869 of lower non-cash share-based compensation expense.

Included in research and development expenses for the three months ended March 31, 2010 and 2009 was $14,051 and $32,920 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the second fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $8,812 during the quarter ended March 31, 2010, compared to an impairment of $39,291 in the three months ended March 31, 2009.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We completed the development of the LRAD-X product line in 2008 with enhanced performance and louder, more intelligible communications, and we have further expanded the line in 2009 and 2010 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year comparable to last year.

Income from Operations

The decrease in income from operations is primarily attributable to the decrease in revenues, partially offset by lower selling, general and administrative expense.

Other Income

During the three months ended March 31, 2010, we earned $8,475 less interest income on our cash and cash equivalents balances compared to the three months ended March 31, 2009 because we have transferred our cash to non-interest bearing, fully insured accounts. In the quarter ended March 31, 2010, we recorded $76,510 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar charge during the three months ended March 31, 2009.

Net Income

The decrease in net income was primarily the result of lower revenues in the quarter, partially offset by lower selling, general and administrative expenses and the unrealized gain on derivative revaluation related to warrant instruments. We recorded income tax expense of $10,231 in the quarter ended March 31, 2010. We had no income tax expense in the prior year.

Results of Operations for the Six Months Ended March 31, 2010 and 2009

Revenues

The following table sets forth for the periods indicated certain items of our consolidated statement of operations expressed in dollars and a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes contained in this report.

	For the six months ended
	March 31,
	2010		2009		Change
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	%
Revenues:
Product sales	8,801,913	98.9%	8,232,243	98.4%	569,670	6.9%
Contract, license and other	100,806	1.1%	133,482	1.6%	(32,676)	(24.5%)

	8,902,719	100.0%	8,365,725	100.0%	536,994	6.4%
Cost of revenues	3,970,569	44.6%	4,106,597	49.1%	136,028	3.3%

Gross profit	4,932,150	55.4%	4,259,128	50.9%	673,022	15.8%
Operating Expenses:
Selling, general and administrative	2,481,620	27.9%	3,384,877	40.5%	(903,257)	(26.7%)
Research and development	1,043,804	11.7%	901,108	10.8%	142,696	15.8%

	3,525,424	39.6%	4,285,985	51.2%	(760,561)	(17.7%)

Income (loss) from operations	1,406,726	15.8%	(26,857)	(0.3%)	1,433,583	5337.8%

Other Income	672,054	7.5%	24,639	0.3%	647,415	2627.6%

Net income (loss) before provision for income taxes	2,078,780	23.3%	(2,218)	(0.0%)	2,080,998	93823.2%

Revenues for the six months ended March 31, 2010 included $8,801,913 of product sales and $100,806 of contract, license and other revenues. Revenues for the six months ended March 31, 2009 included $8,232,243 of product sales and $133,482 of contract, license and other revenues. Sales increased in our LRAD and HSS product lines and decreased in our SoundSaber product line. We expect continued uneven quarterly revenues in future periods as we continue to develop the markets for our proprietary products.

At March 31, 2010, we had aggregate deferred license revenue of $273,954 representing amounts collected from a license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

The increase in gross profit is due to increased revenue in the first half, increased absorption of fixed cost over the higher revenue, decreased product cost resulting from improved pricing on higher quantity purchases, and reduced overhead expenses.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels the product is sold through in a given period. We continue to make product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to a decrease of $743,065 non-cash, share-based compensation expense, $118,055 for staffing and consultants, and $107,355 in sales commission expense, offset by a $78,158 increase for bonus expense.

We incurred non-cash share-based compensation expenses related to ASC 718 allocated to selling, general and administrative expenses in the six months ended March 31, 2010 and 2009 of $221,887 and $964,952, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will also vary based on the sales channel and revenue levels.

Research and Development Expenses

The increase in research and development expense was primarily due to $99,654 of higher consulting, prototypes and testing costs related to product certifications and development and $84,526 for accrued bonuses, partially offset by a $50,883 reduction in non-cash share-based compensation expense.

Included in research and development expenses for the six months ended March 31, 2010 and 2009 was $28,105 and $78,988 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first two quarters identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $49,808 during the six months ended March 31, 2010, compared to an impairment of $75,744 in the six months ended March 31, 2009.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. Based on current plans and reduced engineering staffing, we expect research and development costs to continue in the current fiscal year at a lower level than last year.

Income (Loss) from Operations

The increased income from operations is primarily attributable to the increase in revenues, improved gross profit margins and lower selling, general and administrative expenses.

Other Income (Expense)

During the six months ended March 31, 2010, we earned $93 of interest income on our cash and cash equivalents balances compared to $24,639 during the six months ended March 31, 2009 because we have transferred our cash to non-interest bearing, fully insured accounts. In the six months ended March 31, 2010, we recorded $673,526 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar charge during the six months ended March 31, 2009.

Net Income (Loss)

The increased net income was primarily the result of increased revenues, improved gross margins and a reduction in selling, general and administrative expenses. We recorded income tax expense of $95,729 in the six months ended March 31, 2010. We had no income tax expense in the prior year.

Liquidity and Capital Resources

We generated strong positive cash flow from operating activities in the six months ended March 31, 2010. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash and cash equivalents at March 31, 2010 was $6,440,672 compared to $5,102,502 at September 30, 2009. The increase in cash was primarily the result of net income during the six months ended March 31, 2010. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $1,334,893 for the six months ended March 31, 2010 compared to $204,212 provided by operating activities for the six months ended March 31, 2009. Net cash provided by operating activities for the six months ended March 31, 2010 included net income of $1,983,051, increased by expenses not requiring the use of cash of $549,689 and decreased by a non-cash gain on derivative revaluation of $673,526. Cash was also provided by a $322,484 decrease in accounts receivable, a $509,700 decrease in inventory, and a $1,960 decrease in prepaid expenses. Operating cash usage during the six months ended March 31, 2010 included $451,129 from decreased accounts payable, $49,432 for increased warranty settlements and $857,904 for reduced accrued liabilities which included bonus payments in the quarter ended December 31, 2009. Net cash provided by operating activities for the six months ended March 31, 2009 included a net loss of $2,218, decreased by expenses not requiring the use of cash of $1,377,717 and a $289,426 increase in accounts payable. Operating cash usage during the six months ended March 31, 2009 included a $1,230,725 increase in accounts receivable, $66,160 increase in inventory, $13,429 increase in prepaid expenses, $11,513 increase in warranty settlements and $138,886 decrease in accrued liabilities.

At March 31, 2010, we had working capital of $8,565,019, compared to working capital of $6,858,039 at September 30, 2009.

At March 31, 2010, we had net accounts receivable of $1,140,738, compared to $1,463,222 in accounts receivable at September 30, 2009. The level of trade accounts receivable at March 31, 2010 represented approximately 29 days of revenue, compared to 44 days of revenue for the quarter ended September 30, 2009. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new or existing patents. Cash used in investing activities for equipment was $16,147 for the six months ended March 31, 2010 and $118,048 for the six months ended March 31, 2009. Cash used for investment in patents was $9,394 for the six months ended March 31, 2010 and $21,130 for the six months ended March 31, 2009. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2010.

Financing Activities

In the six months ended March 31, 2010, we received proceeds of $28,818 from the exercise of stock options. There was no cash provided by financing activities for the six months ended March 31, 2009

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated May 4, 2010 regarding fiscal Q2 2010 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: May 4, 2010	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)