Form 10-Q
period 2010-06-30
LRAD Corp
filed 2010-08-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 2, 2010 was 30,611,456.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,667,947	$5,102,502
Accounts receivable, less allowance of $222,864 each period for doubtful accounts	1,901,927	1,463,222
Inventories, net	3,123,982	3,067,675
Prepaid expenses and other	328,541	194,451

Total current assets	11,022,397	9,827,850
Property and equipment, net	163,614	230,432
Patents, net	748,392	897,351
Deposits	—	58,265

Total assets	$11,934,403	$11,013,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984,601	$960,308
Accrued liabilities	1,219,919	2,009,503

Total current liabilities	2,204,520	2,969,811

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,611,456 and 30,552,498 shares issued and outstanding, respectively	306	306
Additional paid-in capital	81,083,900	82,947,945
Accumulated deficit	(71,354,323)	(74,904,164)

Total stockholders’ equity	9,729,883	8,044,087

Total liabilities and stockholders’ equity	$11,934,403	$11,013,898

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$3,070,161	$4,289,200	$11,872,074	$12,521,443
Contract, license and other	29,737	114,840	130,543	248,322

Total revenues	3,099,898	4,404,040	12,002,617	12,769,765
Cost of revenues	1,581,734	2,416,237	5,552,303	6,522,834

Gross profit	1,518,164	1,987,803	6,450,314	6,246,931

Operating expenses:
Selling, general and administrative	1,017,925	1,395,777	3,499,545	4,780,654
Research and development	495,448	459,506	1,539,252	1,360,614

Total operating expenses	1,513,373	1,855,283	5,038,797	6,141,268

Income from operations	4,791	132,520	1,411,517	105,663

Other income (expense):
Interest income	130	4,447	223	29,086
Finance expense	—	(783)	(1,565)	(783)
Unrealized gain on derivative revaluation	74,293	—	747,819	—

Total other income	74,423	3,664	746,477	28,303

Net income before provision for income taxes	79,214	$136,184	2,157,994	$133,966
Provision for income taxes	(11,487)	—	(107,216)	—

Net income	$67,727	$136,184	$2,050,778	$133,966

Net income per common share - basic and diluted	$0.00	$0.00	$0.07	$0.00

Weighted average common shares outstanding - basic and diluted
Basic	30,611,456	30,537,302	30,581,706	30,535,905

Diluted	31,104,864	31,546,086	31,136,608	30,897,647

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2010	2009
Operating Activities:
Net Income	$2,050,778	$133,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,687	232,733
Provision for doubtful accounts	—	6,391
Warranty provision	57,327	209,631
Inventory obsolescence	10,812	129,583
Share-based compensation	354,117	1,388,857
Loss on impairment of patents	88,151	88,895
Unrealized gain on derivative revaluation	(747,819)	—
Changes in assets and liabilities:
Accounts receivable	(438,705)	30,217
Inventories	(67,119)	199,648
Prepaid expenses and other	(75,825)	(15,895)
Accounts payable	24,293	(6,104)
Warranty settlements	(77,134)	(163,627)
Accrued liabilities	(769,875)	(132,373)

Net cash provided by operating activities	614,688	2,101,922

Investing Activities:
Purchase of equipment	(61,350)	(143,635)
Patent costs paid	(16,711)	(28,670)

Net cash used in investing activities	(78,061)	(172,305)

Financing Activities:
Proceeds from exercise of stock options	28,818	1,500

Net cash provided by financing activities	28,818	1,500

Net increase in cash and cash equivalents	565,445	1,931,117
Cash and cash equivalents, beginning of period	5,102,502	2,694,869

Cash and cash equivalents, end of period	$5,667,947	$4,625,986

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,565	$—

Cash paid for taxes	$97,288	$3,405

Supplemental schedule of noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$747,917	$—

See accompanying notes

LRAD Corporation

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and applicable sections of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, in the opinion of management, the interim financial statements reflect all adjustments necessary and that disclosures included therein are adequate in order to make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2009 was derived from the Company’s most recent audited financial statements. Operating results for the nine month period are not necessarily indicative of the results that may be expected for the year. The interim condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 1, 2009.

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. In June 2010, the Company formed a second wholly owned subsidiary, Parametric Sound Corporation (“Parametric Sound”). Parametric Sound was formed to facilitate the planned spin-off of the Company’s Hypersonic Sound (“HSS”) business (see Note 15). The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

Accounting for Warrant Liability

Based on the Company’s adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2008, as codified in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity”, effective October 1, 2009, certain outstanding warrants were determined to be derivative instruments, and accordingly, the estimated fair value of these warrants was reclassified from equity and recorded as a warrant liability. The cumulative effect of the change in accounting for these warrants was recognized as an adjustment to the opening accumulated deficit balance at October 1, 2009 based on the difference between the fair value of the warrants at issuance and at the reclassification date. The warrant liability is adjusted to fair value at each reporting period and the corresponding change in fair value is recorded as an unrealized gain or loss in current earnings. (See Notes 4, 10 and 16).

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements. Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers. In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010. There were no transfers into or out of Level 1 or Level 2 of the fair value hierarchy during the nine months ended June 30, 2010. Adoption of the not yet adopted section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendments in the ASU were effective upon issuance on February 24, 2010 and the Company complied with this amendment beginning in the quarter ended March 31, 2010.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

4. FAIR VALUE MEASUREMENTS

At June 30, 2010, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable, accrued expenses the carrying amounts approximate fair value due to their relatively short maturities.

On October 1, 2008, the Company adopted guidance issued by the FASB as codified in ASC 820-10, “Fair Value Measurements and Disclosures”. This guidance defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. Financial instruments measured at fair value on a recurring basis as of June 30, 2010 are classified based on the valuation technique level in the table below:

	Total	Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Assets:

None	$—	$—	$—	$—

Liabilities:

Warrant liability	$98	$—	$98	$—

As described in Note 10, the Company has outstanding warrants issued in 2006 that are subject to an anti-dilution reset provision. In accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of October 1, 2009. The warrant liability is being marked to market each quarter-end until they are completely settled. The Company used Level 2 inputs for its valuation methodology as their fair value was determined by using the Black-Scholes option pricing model (See Notes 10 and 16).

5. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market. Inventories consisted of the following:

	June 30, 2010	September 30, 2009
Finished goods	$1,013,060	$1,214,879
Work in process	102,482	32,997
Raw materials	3,722,103	3,522,651

	4,837,645	4,770,527
Reserve for obsolescence	(1,713,663)	(1,702,852)

Total, net	$3,123,982	$3,067,675

6 . PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2010	September 30, 2009
Machinery and equipment	$671,601	$635,832
Office furniture and equipment	779,096	806,210
Leasehold improvements	262,258	262,258

	1,712,955	1,704,300
Accumulated depreciation	(1,549,341)	(1,473,868)

Property and equipment, net	$163,614	$230,432

Included in office furniture and equipment at June 30, 2010 and September 30, 2009 was $412,462 and $414,921, respectively, for purchased software, which is being amortized over three years. The unamortized portion of software at June 30, 2010 and September 30, 2009 was $6,632 and $9,885, respectively.

Depreciation expense, excluding amortization of software, was $123,803 and $143,308 for the nine months ended June 30, 2010 and 2009, respectively. Amortization of purchased software was $4,365 and $8,183 for the nine months ended June 30, 2010 and 2009, respectively.

7. PATENTS

Patents consisted of the following:

	June 30, 2010	September 30, 2009
Cost	$1,430,026	$1,586,621
Accumulated amortization	(681,634)	(689,270)

Patents, net	$748,392	$897,351

Amortization expense for the Company’s patents was $77,519 and $81,242 for the nine months ended June 30, 2010 and 2009, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first nine months of fiscal 2010, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $88,151 and $88,895 during the nine months ended June 30, 2010 and 2009, respectively.

8. INCOME TAXES

At June 30, 2010, the Company had federal net operating losses (“NOLs”), related state NOLs and certain Federal and California research and development (“R&D”) tax credits but in accordance with ASC 740, “Accounting for Income Taxes” recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded a tax provision of $107,216 during the nine months ended June 30, 2010 based upon the estimated annual tax rate. The tax provision includes (a) federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs, (b) California state taxes resulting from the suspension of net operating losses for the 2009 tax year and a state tax R&D credit limitation of 50% of the tax liability, and (c) a small estimate for Maine state taxes.

The effective tax rate is lower than the statutory rate as any income recognized for the tax year will permit a decrease in the valuation allowance for net operating losses offset by the AMT and the temporary suspension of California loss carryforwards.

Topic 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions. The Company expects during the next twelve months to update unrecognized R&D tax benefits not currently recognized in deferred tax assets.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2010, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At June 30, 2010, there were options outstanding covering 4,454,409 shares of common stock under the 2005 Equity Plan and 114,005 shares of common stock available for grant for a total of 4,568,414 currently available under the 2005 Plan.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2009	4,068,409	$2.96
Granted	778,000	$1.28
Canceled/expired	(333,042)	$5.35
Exercised	(58,958)	$0.49

Outstanding June 30, 2010	4,454,409	$2.52

Exercisable June 30, 2010	3,695,486	$2.78

Weighted average fair value of options granted during the period		$0.72

Options outstanding are exercisable at prices ranging from $0.46 to $5.15 and expire over the period from 2010 to 2015 with an average life of 2.66 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $656,711 and $537,993, respectively.

Share-Based Compensation

The Company recorded $354,117 and $1,388,857 of share-based compensation expense for the nine months ended June 30, 2010 and 2009, respectively. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$5,113	$18,937	$32,379	$57,565
Selling, general and administrative	65,255	269,348	287,142	1,234,300
Research and development	6,491	18,004	34,596	96,992

Total	$76,859	$306,289	$354,117	$1,388,857

The weighted-average estimated fair value of employee stock options granted during the nine months ended June 30, 2010 and 2009 was $0.72 and $0.28, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended June 30,
	2010	2009
Volatility	80.0% - 82.0%	71.0% - 83.0%
Risk-free interest rate	1.17% - 2.36%	1.30% - 1.86%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

Since the Company has a net operating loss carryforward as of June 30, 2010, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2010 and 2009.

As of June 30, 2010, there was $700,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.8 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the nine months ended June 30, 2010:

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087

Cumulative-effect adjustment of adopting ASC 815-40	—	—	(2,246,980)	1,499,063	(747,917)
Issuance of common stock upon exercise of stock options	58,958	—	28,818		28,818
Share-based compensation expense	—	—	354,117	—	354,117
Net income for the period	—	—	—	2,050,778	2,050,778

Balances, March 31, 2010	30,611,456	$306	$81,083,900	$(71,354,323)	$9,729,883

The Company adopted ASC 815-40 effective October 1, 2009 (see Note 2) and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. The warrant fair value is adjusted each reporting period based on current assumptions, with the change in value recognized in current earnings. At June 30, 2010, the estimated fair value of the warrant liability was reduced to $98, and other income of $747,819 was recognized during the nine months ended June 30, 2010 based on the change in fair value. The warrant fair values at June 30, 2010 and October 1, 2009 were determined using the Black-Scholes valuation model using the closing price stock price at each date, volatility rates of 71% and 96%, risk free interest rates of 0.08% and 0.27%, and contractual lives equal to the remaining term of the warrants expiring August 6, 2010 as of each measurement date.

Stock Purchase Warrants

During the nine months ended June 30, 2010, 150,000 stock purchase warrants expired at a weighted average purchase price of $8.94. The number of shares purchasable under outstanding warrants at June 30, 2010 was 1,948,204 at a purchase price of $2.67 that expire on August 6, 2010. These warrants contain antidilution rights if the Company sells securities for less than the exercise price. As noted above, on October 1, 2009, the remaining outstanding warrants were reclassified from equity to a warrant liability in connection with the Company’s adoption of ASC 815-40.

In July, 2010, the Company entered into an amendment for certain of the warrants to extend the expiration date under modified terms (see Note 16).

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2010	September 30, 2009
Payroll and related	$587,356	$1,329,322
Deferred revenue	273,954	273,954
Warranty reserve	257,910	277,717
Warrant liability	98	—
Income Tax	69,382	49,671
Customer deposits	18,686	56,052
Other	12,533	22,787

Total	$1,219,919	$2,009,503

Warranty Reserve

Changes in the warranty reserve during the nine months ended June 30, 2010 and 2009 were as follows:

	Three Month Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$297,008	$267,702	$277,717	$235,174
Warranty provision	(11,396)	165,590	57,327	209,631
Warranty settlements	(27,702)	(152,114)	(77,134)	(163,627)

Ending balance	$257,910	$281,178	$257,910	$281,178

12. INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic
Income available to common stockholders	$67,727	$136,184	$2,050,778	$133,966

Weighted average common shares outstanding (basic)	30,611,456	30,537,302	30,581,706	30,535,905

Basic income per common share	$0.00	$0.00	$0.07	$0.00

Diluted
Income available to common stockholders	$67,727	$136,184	$2,050,778	$133,966

Weighted average common shares outstanding	30,611,456	30,537,302	30,581,706	30,535,905
Assumed exercise of options	493,408	1,008,784	554,902	361,742

Common and potential common shares	31,104,864	31,546,086	31,136,608	30,897,647

Diluted income per common share	$0.00	$0.00	$0.07	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	4,842,904	6,072,393	4,837,904	6,082,893

13. MAJOR CUSTOMERS

For the three months ended June 30, 2010, revenues from two customers accounted for 24% and 11% of revenues, respectively, and for the nine months ended June 30, 2010, revenues from one customer accounted for 43% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2010, accounts receivable from two customers accounted for 34% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (FDIC) guaranteed financial institution. Effective October 14, 2008, FDIC deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. This full coverage for non-interest bearing accounts was subsequently extended through June 30, 2010. During the nine months ended June 30, 2010, the Company’s cash was maintained in a non-interest bearing deposit transaction account and as a result was fully guaranteed under current FDIC coverage at June 30, 2010. The FDIC again extended their full coverage for non-interest bearing accounts through December 31, 2010, however our financial institution chose not to participate in the coverage beyond June 30, 2010. This could result in the Company maintaining account balances that are not fully insured by the FDIC in the future.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2010 designed to motivate our employees to achieve our financial objectives. With the exception of certain sales personnel who participate in a commission plan, all of our employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by the Company of specified earnings per share goals, including in such calculation the cost of the incentive plan and excluding from such calculation expenses related to the revaluation of warrants in accordance with ASC 815-40. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2009. During the nine months ended June 30, 2010 we recorded accrued bonus expense of $340,198 in connection with the 2010 plan.

15. SPIN-OFF OF HSS BUSINESS

On April 8, 2010, the Company announced that its Board of Directors approved a plan to spin-off the Company’s newly formed subsidiary, Parametric Sound, as a new independent, stand-alone public company holding specified assets that comprise most of the Company’s HyperSonic Sound (HSS) technology business. Following the Spin-off, the Company’s stockholders will continue to own the same number of shares of the Company and receive new shares in Parametric Sound. The spin-off was approved by the Company’s stockholders at a special meeting held on June 2, 2010. Parametric Sound filed a Registration Statement on Form 10 with the Securities and Exchange Commission on June 24, 2010 to register its common stock. Subject to final approval by the Company’s Board of Directors, following the effectiveness of the Form 10 Registration Statement, the Company will proceed with the issuance of shares of Parametric Sound and each of the Company and Parametric Sound will be an independent, publicly-traded company. Net revenues of the HSS business for the nine months ended June 30, 2010 were $512,370 or 4.3% of the total Company’s net revenues. For more information regarding this proposed transaction, please refer to the Form 10 Registration Statement, as amended, filed by Parametric Sound.

16. SUBSEQUENT EVENTS

On July 16, 2010, the Company entered into an Amendment No. 1 to Warrant (the “Amendment”) with certain holders of its outstanding warrants to purchase common stock of the Company, originally issued August 6, 2006. The Amendment extends the expiration date of the warrants from August 6, 2010 to February 6, 2011. In consideration for the extended expiration date, the holders are no longer entitled to receive (a) a pro rata distribution of shares of any wholly owned subsidiary of the company in a spin off transaction upon exercise of the warrants after the record date for such spin-off or (b) an adjustment to the warrant exercise price for subsequent issuances of securities by the Company at a price less than the then current exercise price for the warrants. Additional warrant holders may enter into an Amendment on the same terms prior to the August 6, 2010 expiration date. Based on the elimination of the repricing provision, the warrants will no longer be required to be classified as a derivative liability under the provisions of ASC 815-40.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2009.

The following discussion provides an overview of our results of operations for the three and nine months ended June 30, 2010 and 2009. Significant period-to-period variances in the consolidated statements of operations are discussed under the caption “Results of Operations.” Our financial condition and cash flows are discussed under the caption “Liquidity and Capital Resources.”

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

Overview

We are a pioneer of highly intelligible, high clarity, directed sound technologies and products that beam, focus and control sound over short and long distances. Our flagship product line is called the Long Range Acoustic Device(R) or LRAD(R). We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

We have expanded our market penetration by developing new products to meet customers’ operational needs. Our LRAD-X® products use directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 500 meters and beyond. The LRAD-X product line can be manually operated or integrated into a remotely controlled security network’s command and control center. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X products are the industry’s loudest, most intelligible line of directed acoustic hailing and warning devices (AHDs), and feature rugged, weatherproof construction and enhanced voice, tone and frequency response. Our product line includes the following:

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

Overall Performance for the Third Quarter of Fiscal 2010

For our third fiscal quarter ended June 30, 2010:

•

Our revenues for the three months ended June 30, 2010 were $3,099,898, down $1,304,142 or 30.0% from $4,404,040 for the three months ended June 30, 2009. The decline in sales was primarily due to delays in receiving orders. We received over $3.0 million in orders at the end of June 2010, of which only $700,000 was delivered during the third fiscal quarter. In addition, sales of HSS and SoundSaber products decreased during the quarter.

•

We recorded a gross profit of $1,518,164 for the three months ended June 30, 2010 (49.0% of revenues), which was $469,639 lower than $1,987,803 for the quarter ended June 30, 2009 (45.1% of revenues), due to the reduced revenue.

The gross margin percentage is improved over prior year primarily due to lower warranty costs and reduced obsolescence expense.

•

Operating expenses of $1,513,373 for the three months ended June 30, 2010 decreased by $341,910 or 18.4% from $1,855,283 for the three months ended June 30, 2009. Non-cash share-based compensation expense decreased by $215,605 and commission expense decreased by $191,503, offset by an increase of $97,019 for bonus accrual.

•

Our net income of $67,727 for the three months ended June 30, 2010 decreased $68,457 from net income of $136,184 for the quarter ended June 30, 2009, due to the lower revenue, partially offset by lower operating expenses and an unrealized gain on derivative revaluation related to warrant instruments with repricing options pursuant to ASC 815-40.

•

For the three month period ended June 30, 2010, we used $772,725 of cash, primarily due to increased receivables from shipments late in the third quarter and increased inventory as we built product in anticipation of the orders received late in the quarter. Variability in operating results and changes in working capital components cause significant variances in operating cash on a quarter to quarter basis.

Our results continue to fluctuate from a quarter to quarter basis. Despite lower revenues during the quarter, our favorable margin percentage and lower operating expenses resulted in a profitable quarter. Our quarters will continue to be uneven given the nature of our business and customer base, but as shown in our year to date results, our overall business trend continues to improve.

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

Accounting for Warrants Classified as Derivatives – We adopted ASC 815-40 effective October 1, 2009 and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to our common stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and we recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. We adjust the fair value each reporting period based on current assumptions, with the change in value recognized in current earnings. At June 30, 2010, the estimated fair value of the warrant liability was reduced to $98 and other income of $747,819 was recognized during the nine months ended June 30, 2010 based on the change in fair value. Based on the terms of the amendment to warrant as discussed in Note 16 in the accompanying interim condensed consolidated financial statements, we do not believe that future changes in fair value of the warrants will have a material affect on our consolidated financial statements.

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues

The following table sets forth for the periods indicated certain items of our consolidated statement of operations expressed in dollars and as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes contained in this report.

	Three months ended
	June 30, 2010		June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/(Decrease)
					Amount	%
Revenues:
Product sales	$3,070,161	99.0%	$4,289,200	97.4%	$(1,219,039)	(28.4%)
Contract, license and other	29,737	1.0%	114,840	2.6%	(85,103)	(74.1%)

	3,099,898	100.0%	4,404,040	100.0%	(1,304,142)	(29.6%)
Cost of revenues	1,581,734	51.0%	2,416,237	54.9%	(834,503)	(34.5%)

Gross profit	1,518,164	49.0%	1,987,803	45.1%	(469,639)	(23.6%)
Operating Expenses:
Selling, general and administrative	1,017,925	32.8%	1,395,777	31.7%	(377,852)	(27.1%)
Research and development	495,448	16.0%	459,506	10.4%	35,942	7.8%

	1,513,373	48.8%	1,855,283	42.1%	(341,910)	(18.4%)

Income from operations	4,791	0.2%	132,520	3.0%	(127,729)	(96.4%)

Other Income	74,423	2.4%	3,664	0.1%	70,759	1931.2%

Net income before provision for income taxes	$79,214	2.6%	$136,184	3.1%	$(56,970)	(41.8%)

The decrease in revenues was primarily attributable to a decline in LRAD revenues due, in part, to over $3.0 million of orders received late in the quarter, of which only approximately $700,000 was deliverable during the third quarter. Our HSS and SoundSaber revenues also decreased during the quarter compared to the prior year. Our revenues are highly dependent on the timing of large orders from a small number of customers. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At June 30, 2010, we had aggregate deferred license revenue of $273,954 representing amounts collected from a license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

The decrease in gross profit was primarily due to decreased revenue in the quarter and lower fixed absorption related to the volume reduction. Gross profit increased as a percentage of revenue due to lower warranty costs and reduced inventory obsolescence expense. Lower fixed absorption that resulted from lower revenue was offset by a reduction of freight and other overhead expenses.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to make product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to $204,092 of lower non-cash share-based compensation expense due to options becoming fully vested and $191,503 for lower commission expense based on lower commissionable sales for the quarter.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2010 and 2009 of $65,255 and $269,348, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to $43,567 for accrued bonuses, $21,344 for increased salaries and consulting expense and $25,192 higher patent impairment charges, offset by $37,886 lower testing and prototype costs and $11,513 of lower non-cash share-based compensation expense.

Included in research and development expenses for the three months ended June 30, 2010 and 2009 was $6,491 and $18,004 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the second fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $38,343 during the quarter ended June 30, 2010, compared to an impairment of $13,151 in the three months ended June 30, 2009.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the line in 2009 and 2010 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year comparable to last year.

Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues, partially offset by lower selling, general and administrative expense.

Other Income

During the three months ended June 30, 2010, we earned $4,317 less interest income on our cash and cash equivalents balances compared to the three months ended June 30, 2009 because we have transferred our cash to non-interest bearing, fully insured accounts. In the quarter ended June 30, 2010, we recorded $74,293 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the three months ended June 30, 2009.

Net Income

The decrease in net income was primarily the result of lower revenues in the quarter, partially offset by lower selling, general and administrative expenses and the unrealized gain on derivative revaluation related to warrant instruments. We recorded income tax expense of $11,487 in the quarter ended June 30, 2010. We had no income tax expense in the prior year.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

Revenues

The following table sets forth for the periods indicated certain items of our consolidated statement of operations expressed in dollars and as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2010		June 30, 2009		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
Revenues:
Product sales	$11,872,074	98.9%	$12,521,443	98.1%	$(649,369)	(5.2%)
Contract, license and other	130,543	1.1%	248,322	1.9%	(117,779)	(47.4%)

	12,002,617	100.0%	12,769,765	100.0%	(767,148)	(6.0%)
Cost of revenues	5,552,303	46.3%	6,522,834	51.1%	(970,531)	(14.9%)

Gross profit	6,450,314	53.7%	6,246,931	48.9%	203,383	3.3%
Operating Expenses:
Selling, general and administrative	3,499,545	29.2%	4,780,654	37.4%	(1,281,109)	(26.8%)
Research and development	1,539,252	12.8%	1,360,614	10.7%	178,638	13.1%

	5,038,797	42.0%	6,141,268	48.1%	(1,102,471)	(18.0%)

Income from operations	1,411,517	11.8%	105,663	0.8%	1,305,854	1235.9%

Other Income	746,477	6.2%	28,303	0.2%	718,174	2537.4%

Net income before provision for income taxes	$2,157,994	18.0%	$133,966	1.0%	$2,024,028	1510.9%

Sales increased in our HSS product line and decreased in our LRAD and SoundSaber product lines. The decrease in LRAD revenues was primarily due to the timing of orders received in the quarter with over $3.0 million of orders received late in the quarter of which only $700,000 was deliverable within the third quarter. Our SoundSaber product line has shown a decrease in demand in the current year, as programs we supplied in the prior year have been completed and not replaced in the current fiscal year. We expect continued uneven quarterly revenues in future periods as we continue to develop the markets for our proprietary products.

At June 30, 2010, we had aggregate deferred license revenue of $273,954 representing amounts collected from a license agreement in advance of recognized earnings. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements, if any.

Gross Profit

Gross profit increased year to date, despite a reduction in revenues, due to improved product margins from lower product costs, lower warranty costs, reduced inventory obsolescence expense and reduced manufacturing overhead spending

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to make product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to a decrease of $947,157 non-cash, share-based compensation expense due to options becoming fully vested $125,290 for staffing and consultants, $303,223 in sales commission expense due to lower commissionable sales and $95,894 of favorable accounting and audit services, offset by a $131,610 increase for bonus expense and $32,416 of increased marketing expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2010 and 2009 of $287,142 and $1,234,300, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future. Commission expense will also vary based on the sales channel and revenue levels.

Research and Development Expenses

The increase in research and development expense was primarily due to $61,767 of higher consulting, prototypes and testing costs related to product certifications and development, $128,093 for accrued bonuses, and $53,745 for increased staffing, partially offset by a $62,396 reduction in non-cash share-based compensation expense.

Included in research and development expenses for the nine months ended June 30, 2010 and 2009 was $34,596 and $96,992 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first three quarters identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $88,151 during the nine months ended June 30, 2010, compared to an impairment of $88,895 in the nine months ended June 30, 2009.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. Based on current plans and reduced engineering staffing, we expect research and development costs to continue in the current fiscal year at a lower level than last year.

Income from Operations

The increased income from operations is primarily attributable to the improved gross profit margins and lower selling, general and administrative expenses.

Other Income

During the nine months ended June 30, 2010, we earned $223 of interest income on our cash and cash equivalents balances compared to $29,086 during the nine months ended June 30, 2009 because we have transferred our cash to non-interest bearing, fully insured accounts. In the nine months ended June 30, 2010, we recorded $747,819 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the nine months ended June 30, 2009.

Net Income

The increased net income was primarily the result of improved gross margins, a reduction in selling, general and administrative expenses and an unrealized gain on derivative revaluation. We recorded income tax expense of $107,216 in the nine months ended June 30, 2010. We had no income tax expense in the prior year.

Spin-Off of HSS Business

On April 8, 2010, the Company announced that its Board of Directors approved a plan to spin-off the Company’s newly formed subsidiary, Parametric Sound, as a new independent, stand-alone public company holding specified assets that comprise most of the Company’s HyperSonic Sound (HSS) technology business. The spin-off was approved by the Company’s stockholders at a special meeting held on June 2, 2010 and Parametric Sound filed a Registration Statement on Form 10 with the Securities and Exchange Commission on June 24, 2010 to register its common stock. Subject to final approval by the Company’s Board of Directors, following the effectiveness of the Form 10 Registration Statement, the Company will proceed with the issuance of shares of Parametric Sound and each of the Company and Parametric Sound will be an independent, publicly-traded company. Net revenues of the HSS business for the three and nine months ended June 30, 2010 were $167,224 and $512,370, respectively. For more information regarding this proposed transaction, please refer to the Form 10 Registration Statement, as amended, filed by Parametric Sound.

Liquidity and Capital Resources

We generated $614,688 of net cash from operating activities in the nine months ended June 30, 2010. We have financed our working capital requirements through cash generated from product sales and from financing activities. Cash and cash equivalents at June 30, 2010 was $5,667,947 compared to $5,102,502 at September 30, 2009. The increase in cash was primarily the result of net income during the nine months ended June 30, 2010. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $614,688 for the nine months ended June 30, 2010 compared to $2,101,922 provided by operating activities for the nine months ended June 30, 2009. Net cash provided by operating activities for the nine months ended June 30, 2010 included net income of $2,050,778, increased by expenses not requiring the use of cash of $716,094 and decreased by a non-cash gain on derivative revaluation of $747,819. Cash was also provided by a $24,293 increase in accounts payable. Operating cash usage during the nine months ended June 30, 2010 included $438,705 for increased accounts receivable, $75,825 for increased prepaid expenses, $75,825 for increased inventory, $77,134 for increased warranty settlements and $769,875 for reduced accrued liabilities which included bonus payments in the quarter ended December 31, 2009. Net cash provided by operating activities for the nine months ended June 30, 2009 included net income of $133,966, increased by expenses not requiring the use of cash of $2,056,090, a decrease in accounts receivable of $30,217 and a decrease in inventory of $199,648. Operating cash usage during the nine months ended June 30, 2009 included a $163,627 increase in warranty settlements, $132,373 decrease in accrued liabilities, $15,895 increase in prepaid expenses and $6,104 decrease in accounts payable.

At June 30, 2010, we had working capital of $8,817,877, compared to working capital of $6,858,039 at September 30, 2009.

At June 30, 2010, we had net accounts receivable of $1,901,927, compared to $1,463,222 in accounts receivable at September 30, 2009. The level of trade accounts receivable at June 30, 2010 represented approximately 56 days of revenue, compared to 44 days of revenue for the quarter ended September 30, 2009. The increase in days of revenue is due to a high level of orders that shipped at the end of the quarter. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new or existing patents. Cash used in investing activities for equipment was $61,350 for the nine months ended June 30, 2010 and $143,635 for the nine months ended June 30, 2009. Cash used for investment in patents was $16,711 for the nine months ended June 30, 2010 and $28,670 for the nine months ended June 30, 2009. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2010.

Financing Activities

In the nine months ended June 30, 2010 and 2009, we received proceeds of $28,818 and $1,500, respectively, from the exercise of stock options.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated August 4, 2010 regarding fiscal Q3 2010 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: August 4, 2010	By:	/S/ KATHERINE H. MCDERMOTT

Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)