Form 10-K
period 2010-09-30
LRAD Corp
filed 2010-12-01
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission File Number 0-24248

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $36,067,495* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2010. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

30,629,789 shares of common stock, par value $.00001 per share, as of November 23 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2010.

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

For purposes of this Annual Report, the terms “we”, “us” and “our” refer to LRAD Corporation and its consolidated subsidiary.

Item 1.	Business.

Overview

LRAD Corporation, which changed its name from American Technology Corporation in March 2010, develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances greater than 1,500 meters with our LRAD-RX. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing and warning devices (“AHDs”) capable of communicating with authority and clarity over 1,500 meters.

Spin-off of our HyperSonic Sound Business

In June 2010, we formed a wholly owned subsidiary, Parametric Sound Corporation (“Parametric”), to facilitate the planned spin-off of our Hypersonic Sound (“HSS”) business as a stand-alone company. We contributed $454,006 of inventory and intellectual property to Parametric and all outstanding shares of Parametric were distributed to our stockholders as a pro-rata dividend on September 27, 2010 on the basis of one share of Parametric common stock for every two shares of our common stock to stockholders of record on September 10, 2010. The separation resulted in Parametric operating as an independent entity with its own publicly-traded stock. The results of operations for the former HSS business conducted until the spin-off, as well as some continued activity by us to fulfill some remaining sales and warranty obligations after the spin-off, are designated as discontinued operations in the accompanying financial statements. We do not have any ownership or other form of interest in Parametric subsequent to the separation (see Notes 13 and 14 of our consolidated financial statements). Parametric is traded on the OTC.BB quotation and trading system under the ticker symbol “PAMT.OB”.

Technology and Products

Our major technology platforms and related products are:

LRAD®

Our LRAD represents a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a range of over 1,500 meters. The LRAD also features a rugged construction that allows the product to meet the stringent environmental requirements of military applications. LRAD can emit powerful voice commands, prerecorded messages in multiple languages or deterrent tones to create a safety zone allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marines and Coast Guard, as well as commercial vessels and public safety organizations around the globe since early 2003.

We have expanded our market penetration by developing new products to meet customer operational needs. In fiscal 2008, we introduced our LRAD-X® product line. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet stringent military environmental requirements. Our LRAD-X product line provides a complete range of systems from single man portable to permanently installed, remotely operated infrastructure protection. Our LRAD products have been competitively selected over other commercially available systems by the U.S. military. The LRAD-X series includes:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for its Block 0 program of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication. This unit is available in both fully-integrated and remotely-operated electronics.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 300X is a compact solution offering highly intelligible mid-range communications in a lightweight, rugged package for use on small vessels and manned and unmanned vehicles and aircraft. This unit is available in both fully-integrated and remotely-operated electronics.

•

LRAD 100X is a self-contained, battery powered portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. It is ideally suited for short-range perimeter security and communications.

•

LRAD-RX® is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head and an integrated internet protocol (“IP”)-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution. The LRAD-RX can be operated remotely from anywhere across a Transmission Control Protocol IP (“TCP/IP”) network enabling system operators to respond to security threats from a safe remote environment. The LRAD-RX is aimed and controlled by our proprietary pan and tilt drive system. We designed and engineered this pan and tilt drive system during fiscal 2008 to meet the demanding specifications of customers that deploy these devices on large vessels, offshore oil and other platforms. The LRAD-RX can be integrated with a number of other sensors (radar, cameras, etc.) creating a fully integrated unmanned perimeter security solution.

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

Recent Developments

In the fiscal year ended September 30, 2010, we accomplished the following:

•	Achieved profitability for the first time in the Company’s history.

•	Achieved record revenues for the third straight year and achieved positive cash flow from operations.

•

Awarded a contract with the US Navy for Shipboard Protection System (“SPS”) Block 2 in a competitive bid in the amount of $6.6 million, which is in addition to the contract we won in fiscal 2007 for SPS Block 0 valued at $5.0 million and under which we continue to receive orders.

•	Awarded an equipment and services contract in September 2010 from a foreign government in the amount of $17.6 million with $12.1 million expected to be delivered by March 31, 2011.

•

Continued to enhance our existing product offerings and, in September 2010, introduced the LRAD 300Xi and LRAD1000Xi, two variations to our product line with fully-integrated electronics offering our customers a flexible option to our remotely-controlled LRAD 300X and LRAD 1000X.

•	Further developed our distribution channels by hiring new business development professionals and signing new third party sales representatives.

•	Continued to manage our balance sheet and control expenses while investing in new product development and markets.

Strategy

We believe we have been instrumental in developing a market and increasing demand for acoustic hailing devices in a number of business segments. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, larger end-users, system integrators and defense-related companies and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with the military and government, we are subject to each customer’s unique budget cycle which leads to extremely long selling cycles and uneven revenue flows further complicating our product planning.

A major initiative for fiscal 2011 is to continue to accelerate revenue growth by increasing direct sales to military, large commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our business development personnel focus primarily on the government, military, homeland and international security, private and commercial security and maritime, wildlife preservation and control. In 2011, we intend to continue our focus on these markets and continue to expand our product offerings into the clean/alternative energy market where our products have proven successful in preserving wildlife and protecting assets, including wind farms and solar panels. We continue to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers. In addition, we increased our internal activities by increasing the number of business development personnel. Our goal is to continue to expand market penetration for our LRAD products.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our line of LRAD-X products. The introduction of our redesigned and reengineered product line led to a 41% increase in 2009 revenues over 2008 and an additional 10% growth in 2010 over 2009. We have ongoing development efforts to further improve our products’ performance and quality. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves new processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We have also implemented third party testing and certification of our products ensuring that they meet our military customer specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize our supply-chain.

We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, then our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Maine, Missouri, Rhode Island and Washington. Our corporate and administrative offices are located in San Diego, California.

We make direct sales to governments, military, large end-users and defense-related companies. We use independent representatives to assist us in these efforts. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers and system integrators who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

We have established a reputation for providing high quality, innovative sound solutions and have increased our brand recognition for LRAD on an international basis. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2010, revenues from ADS, Inc. accounted for 41% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2009, revenues from Anchor Innovation, Inc. accounted for 25% of revenues, with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers. Anchor Innovation, Inc. is a representative, primarily to end users in the U.S. Navy.

Our revenues have to date relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Our order backlog for products that are deliverable in the next 12 months was approximately $13,151,000 at September 30, 2010, compared to $1,110,000 at September 30, 2009. The amount of backlog at any point in time is dependent upon scheduled delivery dates by our customers and product lead times. Our backlog orders are supported by contracts and firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, the ability to meet customer needs and, most importantly, the quality and ruggedness of our products which have been developed by incorporating feedback from our customers and our desire to provide the highest quality product to our market .

We believe our LRAD products are the leading acoustic hailing and warning products in the market today for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Ultra Electronics USSI, and others. We do not believe these competitors have achieved significant market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities which could impact our competitiveness.

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

We intend to continue our strategy of obtaining patent protection for our intellectual property.

Seasonality

Government business tends to be seasonal due to government procurement/budget cycles, with the quarter ending September 30 usually producing relatively higher sales and the quarter ending June 30 usually producing relatively lower sales. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Our products are being produced to comply with standard product safety requirements for sale in the United States and similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong product offering that is continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including LRAD®, LRAD-X®, LONG RANGE ACOUSTIC DEVICE®, PMT®, SOUNDSABER® and SHAPING THE FUTURE OF SOUND®. Trade names or trademarks may not be successfully maintained, defended or protected.

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

Research and Development

The sound reproduction market is subject to rapid changes in technology and designs with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we have in the past, and we expect in the future, to engage in significant research and development activities.

For the fiscal years ended September 30, 2010 and 2009, we spent approximately $2.1 million and $2.0 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 60, has been a director of our Company since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University and is a certified public accountant.

Katherine H. McDermott, age 50, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Employees

At September 30, 2010, we employed a total of 38 people. Of such employees, 11 were in research and development, 13 were in production, quality assurance and materials control, 8 were in general and administrative and 6 were in sales and marketing. We also contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “LRAD.” Our address is 15378 Avenue of Science, Suite 100, San Diego, California, 92128, our telephone number is 858-676-1112, and our internet website is located at www.lradx.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

We have had a history of net losses and we may not be able to sustain profitability.

We have had a history of operating losses, primarily attributable to the design, development and launch of the HSS product. In fiscal 2010, we achieved profitability for the first time in our history and our ability to maintain future profitability is dependent on a variety of factors, many outside our control. At September 30, 2010 we had an accumulated deficit of $70,421,488. We need to continue to generate sufficient revenue to be profitable in future periods. Failure to sustain profitability may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales from government, military and commercial markets to meet planned projections;

•	government spending levels impacting the sale of our products;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

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

One customer accounted for 41% of our total revenues for fiscal year 2010. We expect to continue to be dependent on a limited number of customers.

One customer accounted for 41% of total revenues for the fiscal year 2010, and one customer accounted for 25% of total revenues for the fiscal year 2009. Historically our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business.

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

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

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

A significant portion of our revenue is derived from our core product category.

We are dependent on our core product category to generate our revenues. No assurance can be given that these or other products will continue to have market acceptance or that they will maintain their historical levels of sales. The loss or reduction of sales of this product could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. At September 30, 2010, we had a warranty reserve of $245,106. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs which could adversely affect our financial position, results of operations and business prospects.

We could incur additional charges for excess and obsolete inventory.

While we strive to manage our inventory well, due to rapidly changing technology, and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of approximately $323,348. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, any of which could result in our failure to achieve our revenue expectations.

We expect our proprietary directed acoustic products and technologies will be the source of substantially all of our future revenues. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or OEMs or to license our technologies;

•	market acceptance of and changes in demand for our products or products of our customers;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	delays in funding approval by U.S. and foreign government and military customers;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;

•	production delays by customers, distributors, OEMs or by us or our suppliers;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be sold;

•	general electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology. A competitor may independently develop or patent technologies that are substantially equivalent to or superior to our technology. If this happens, our competitive position could be significantly harmed.

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

Some of our products are capable of sufficient acoustic output to cause damage to human hearing or human health if used improperly, such as when the products are used at close ranges for long periods of exposure. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our financial position. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

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

Although we assemble our products internally, we have some sub-assemblers and components produced by third party manufacturers. We may be required to outsource manufacturing if sales of our products increase significantly. We may be unable to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. Furthermore, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting financial condition and results of operations.

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

In fiscal 2010, direct and indirect sales to the U.S. government accounted for approximately 54% of our total net sales. In addition, sales to international governments, including a $17.6 million order received in September 2010, have increased in recent years. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our product to U.S. government agencies and organizations is subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The recent election and changes in political leadership could affect future U.S. Department of Defense’s military initiatives and homeland security spending. Similar issues apply to sales to international governments. We can’t be assured that the military’s interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of September 30, 2010, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, conversion to International Financial Reporting Standards, XBRL interactive SEC filings, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In October 2008, we were notified by Nasdaq that we failed to meet the listing standards by failing to maintain a bid price of $1.00, but we received notice from Nasdaq on April 22, 2009 that we became compliant by meeting the bid price requirement. Or stock briefly dropped below $1.00 late in our 2010 fiscal year. Future failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2010, we had outstanding options granted to our employees, directors and consultants to purchase 4,408,742 shares of our common stock, and had outstanding warrants issued to investors and others to purchase 1,640,509 shares of our common stock. At September 30, 2010, the exercise prices for the options and warrants ranged from $0.46 to $4.81 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facility are located at 15378 Avenue of Science, Suite 100, San Diego, California. We presently occupy, pursuant to a sublease, approximately 23,698 square feet, and our monthly rent payments were approximately $29,623. This sublease was amended in August 2010 to extend the term of the sublease through May 31, 2012 and to reduce the aggregate monthly payment to approximately $17,774 beginning August 1, 2010. In addition, the sublease provides that we have a right of first refusal on additional space in the building, which contains a total of 68,910 square feet including our premises. We believe this space is sufficient for our needs for the foreseeable future.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “LRAD”. Prior to our Company name change on March 24, 2010, the trading symbol for our common stock was “ATCO”. The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2009 and 2010:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2009
First Quarter	$0.60	$0.35
Second Quarter	$0.98	$0.49
Third Quarter	$2.77	$0.75
Fourth Quarter	$1.90	$1.27
Fiscal Year Ending September 30, 2010
First Quarter	$2.00	$1.33
Second Quarter	$1.85	$1.32
Third Quarter	$1.73	$1.16
Fourth Quarter	$1.57	$0.84

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 30,629,789 shares issued and outstanding by 1,015 holders of record of our common stock at November 23, 2010.

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

The discussion and analysis set forth below in this section is presented to show the results of continuing operations only, and does not discuss the results of discontinued operations from our former HSS business (see Notes 13 and 14 to our consolidated financial statements for further information on the spin-off of this business). It should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

In the fiscal year ended September 30, 2010, we had record revenues of $16,694,075 compared to $15,217,732 in the year ended September 30, 2009. We had our first profitable year in the Company’s history with net income from continuing operations of $3,032,674, compared to a net loss from continuing operations of $375,510 in the prior year. We generated positive cash flow from operating activities in both fiscal years 2010 and 2009 and increased working capital (defined as current assets less current liabilities) in fiscal 2010 by $3,329,718. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

In fiscal 2008, we completed the development and introduced a new generation of LRAD products called the LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X product line provides a complete range of systems from single man portable to permanently installed, remotely operated infrastructure production. Our LRAD products have been competitively selected over other commercially available systems by the U.S. and certain foreign military. Our new product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication. This unit is available in both fully-integrated and remotely-operated electronics.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•	LRAD 300X is a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft. This unit is available in both fully-integrated and remotely-operated electronics.

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

We incurred $2,062,158 of research and development expense during fiscal 2010, which was comparable to the prior year. During 2010, we developed two variations to our product line, the LRAD 300Xi and LRAD 1000Xi. These products now have fully-integrated electronics and offer our end-user a flexible option to our remotely-controlled LRAD 300X and LRAD 1000X. In addition, we focused on product cost reductions, feature enhancements and customized applications of existing products, and increased our product certifications. We believe these products provide increased opportunities in government and commercial markets and allow us to continue as the leader in this market. We intend to continue to innovate during fiscal 2011 with consistent levels of expenditures for research and development.

Business Outlook

In fiscal year 2011, we anticipate our revenues will continue to grow, primarily due to the increased acceptance of our LRAD products, and a stronger sales channel. We believe we have a solid technology and product foundation for business growth. We are experiencing positive response to our expanding LRAD-X product line. We have strong market opportunities within the government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce, law enforcement and wildlife preservation and control. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may face challenges in fiscal 2011 from extreme international market conditions that are severely restricting credit and disrupting major economies. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business.

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

Revenue Recognition. We currently derive our revenue primarily from two sources: (i) component and product sale revenues and associated engineering and installation, which we refer to collectively as product sales and (ii) contract, license fee and other revenues. Product sales revenues are recognized in the periods that products are shipped to customers (FOB shipping point) or when product is received by the customer (FOB destination), when the fee is fixed and determinable, when collection of resulting receivables is probable and there are no remaining obligations on our part. Revenues from engineering contracts are recognized based on milestones or completion of the contracted services. Revenues from up-front license and other fees and annual license fees are evaluated for multiple elements but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped by the licensee incorporating our patented proprietary technologies. Revenues are recognized in the period when the ultimate customer accepts the product and collectability is reasonably assured.

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of ASC 718, “Compensation—Stock Compensation”, using the modified prospective method which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than its carrying value. For the fiscal year ended September 30, 2010, we reviewed the carrying value of our inventory and increased the inventory reserve for continuing operations by $60,799, primarily to reserve for slow moving components resulting from changes in product lines and changes in customer demand.

Valuation of Intangible Assets. Intangible assets consist of patents that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. In fiscal year ended September 30, 2010, we reviewed the carrying value of our intangible assets for continuing operations and reduced it by $47,850 due to certain assets that are no longer consistent with our business strategy and whose expected future value has decreased.

Accrued Expenses. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. The warranty reserve at September 30, 2010 was $245,106, compared to $248,328 as of September 30, 2009. We evaluate the adequacy of this reserve each reporting period.

We use the recognition criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrued bonus expense each quarter based on estimated year-end results, and then adjusted the actual in the fourth quarter based on the final company results compared to targets. Total bonus and related payroll tax expense accrued in the year ended September 30, 2010 was $970,224.

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

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the notes to our consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.” See Note 3 to our consolidated financial statements for further discussion.

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

Comparison of Results of Operations for Fiscal Years Ended September 30, 2010 and 2009

The following table provides for the periods indicated certain items of our consolidated statements of operations for continuing operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year ended
	September 30, 2010		September 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/(Decrease)
					Amount	%
Revenues:
Product sales	$16,535,796	99.1%	$14,901,974	97.9%	$1,633,822	11.0%
Contract, license and other	158,279	0.9%	315,758	2.1%	(157,479)	(49.9)%

	16,694,075	100.0%	15,217,732	100.0%	1,476,343	9.7%
Cost of revenues	7,520,284	45.0%	7,832,063	51.5%	(311,779)	(4.0)%

Gross profit	9,173,791	55.0%	7,385,669	48.5%	1,788,122	24.2%
Operating Expenses:
Selling, general and administrative	4,659,443	27.9%	5,702,339	37.5%	(1,042,896)	(18.3)%
Research and development	2,062,158	12.4%	1,992,160	13.1%	69,998	3.5%

	6,721,601	40.3%	7,694,499	50.6%	(972,898)	(12.6)%

Income from operations	2,452,190	14.7%	(308,830)	(2.0)%	2,761,020	894.0%

Other Income	747,255	4.5%	28,767	0.2%	718,488	2497.6%

Net income (loss) before provision for income taxes	$3,199,445	19.2%	$(280,063)	(1.8)%	$3,479,508	1242.4%

Revenues

Revenues increased $1,476,343, or 10%, in the fiscal year ended September 30, 2010 to $16,694,075 compared to $15,217,732 for the fiscal year ended September 30, 2009. Fiscal year 2010 revenues included $16,535,796 of product sales and $158,279 of contract, license and other revenue. Fiscal year 2009 revenues included $14,901,974 of product sales and $315,758 of contract, license and other revenue. The increase in fiscal year 2010 revenues reflected an increase in LRAD revenue from $14,328,389 in fiscal 2009 to $16,547,305 in fiscal 2010, due primarily to the success of the LRAD-X product line, expanded sales distribution and increased target markets.

Gross Profit

Gross profit for the year ended September 30, 2010 was $9,173,791, or 55% of total revenues, compared to $7,385,669, or 49% of total revenues, for the year ended September 30, 2009. The increase in gross profit is primarily driven by increased sales, increased fixed cost absorption, lower product cost, favorable manufacturing overhead spending and lower warranty costs.

Our products have varying gross margins, so product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade that we sell through. We continue to make product updates and changes, including raw material and component changes that may impact product costs. We could also have increased competition in our market that could cause pricing pressure for us. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2010 decreased $1,042,896 to $4,659,443, or 28% of total revenues, compared to $5,702,339, or 37% of total revenues, for the year ended September 30, 2009. The decrease in expense is primarily due to a $545,065 decrease in non-cash share-based compensation expense, $355,416 for reduced commission expense for outside sales representatives, $85,199 for reduced legal, audit and accounting fees and $80,311 for reduced staffing, offset by an increase of $23,095 for selling and other expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the fiscal years ended September 30, 2010 and 2009 of $380,688 and $925,753, respectively. The decrease in expenses is due to a number of options becoming fully vested and new options granted at lower fair values due to lower share prices and lower interest rates.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and Development Expenses

Research and development expenses increased $69,998 to $2,062,158, or 12% of total revenues, for the year ended September 30, 2010, compared to $1,992,160, or 13% of total revenues, for the year ended September 30, 2009. This increase in research and development expenses was primarily due to a $67,066 increase in staffing and related bonus expense and a $64,573 increase in development cost primarily for increased testing and certifications, offset by a $62,192 decrease in non-cash share-based compensation costs.

Included in research and development expenses for the year ended September 30, 2010 was $53,143 of non-cash share-based compensation costs, compared to $115,335 for the year ended September 30, 2009. The decrease in expenses is due to a number of options becoming fully vested and new options granted at lower fair values due to lower share prices and lower interest rates.

During fiscal years 2010 and 2009, we reviewed the ongoing value of our capitalized patent expenses and identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents from continuing operations for the fiscal years ended September 30, 2010 and 2009 by $47,850 and $45,158, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. In fiscal 2010, research and development expenses were primarily for in-house development, but we have in the past supplemented our in-house development with third party consulting resulting in higher research and development costs. Based on current plans and engineering staffing, we expect fiscal year 2011 research and development costs to be comparable to expenditures made in fiscal year 2010.

Income (Loss) From Operations

Income from operations was $2,452,190 for the year ended September 30, 2010, compared to a loss from operations of $308,830 for the year ended September 30, 2009. The increased income from operations resulted primarily from the increased revenue, improved margins and lower operating expenses.

Other Income (Expense)

During the year ended September 30, 2010, we earned $903 of interest income on our cash balances compared to interest income of $30,332 in the year ended September 30, 2009. The lower interest resulted because we maintained our cash balances in non-interest bearing, fully FDIC insured accounts during most of the year. In the year ended September 30, 2010, we recorded $747,917 unrealized, non-cash gain on derivative revaluation related to changes in the estimated fair value of warranty instruments that were classified as derivative liabilities, pursuant to ASC 815-40. We did not have a similar gain during the year ended September 30, 2009 and do not anticipate any similar gain or loss in fiscal year ending September 30, 2011 because we no longer have warrant instruments that are classified as derivative liabilities.

Net Income (Loss)

Our net income from continuing operations increased $3,408,184 to $3,032,674, or $0.10 per share for the year ended September 30, 2010, compared to a net loss from continuing operations of $375,510, or $0.01 per share, for the year ended September 30, 2009. We recorded a tax provision of $166,771 and $95,447 for the years ended September 30, 2010 and 2009, respectively, as a result of taxable income generated during the year. We generated a federal tax liability due to the Federal alternative minimum tax and a tax liability in the State of California due to legislation suspending net operating loss carryforwards for the 2009 and 2010 tax years.

Liquidity and Capital Resources

During the year ended September 30, 2010, we generated $372,196 of cash from operating activities, compared to $2,578,630 generated in the year ended September 30, 2009. Cash and cash equivalents at September 30, 2010 was $5,421,167 compared to $5,102,502 at September 30, 2009. Accounts receivable increased from $1,433,312 at September 30, 2009 to $4,187,999 at September 30, 2010 due to heavy shipments at the end of the fiscal year. The increase in cash was primarily the result of increased sales, lower expenses and tight management of our operating cash flow.

Other than cash and cash equivalents and our balance of accounts receivable at September 30, 2010 and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Based on our current cash position, our order backlog, and assuming currently planned expenditures and current level of operations, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Operating Activities

Our net cash generated from operating activities from continuing operations was $372,196 for the fiscal year ended September 30, 2010 compared to $2,578,630 for the fiscal year ended September 30, 2009. Cash generated from operating activities for the fiscal year ended September 30, 2010 included the $2,983,613 net income reduced by expenses not requiring the use of cash of $190,132, a decrease in inventory of $193,946 and an increase of accounts payable of $21,733. Cash used in operating activities included a $2,766,440 increase in accounts receivable, $155,808 decrease in accrued liabilities, $84,744 in warranty settlements and a $10,236 increase in prepaid expenses and other. Cash generated from operating activities for the fiscal year ended September 30, 2009 included the $1,042,753 net loss, reduced by expenses not requiring the use of cash of $2,289,902, a $989,157 increase in accrued liabilities, $772,065 decrease in accounts receivable and a $56,939 decrease in prepaid expenses and other. Cash used in operating activities included $325,157 increase in inventory, $157,934 of warranty settlements and $3,607 increase in accounts payable.

At September 30, 2010, we had accounts receivable of $4,187,999. This compares to $1,433,312 in accounts receivable at September 30, 2009. The level of trade accounts receivable at September 30, 2010 represented approximately 92 days of revenues for the year compared to 34 days of revenues at September 30, 2009. The increase in days was due to a higher level of sales in the fourth quarter of 2010 of $5,211,536 compared to $2,840,962 in the fourth quarter of 2009. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At September 30, 2010 and 2009, our current assets exceeded our current liabilities by $9,818,198 and $6,488,480, respectively. This increase was primarily a result of the increases in cash and cash equivalents and accounts receivable at September 30, 2010.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. Cash used in investing activities for capital expenditures was $64,443 and $142,723 in the fiscal years ended September 30, 2010 and 2009, respectively. Cash used for investment in new patents for continuing operations was $17,382 and $8,063 in the fiscal years ended September 30, 2010 and 2009, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2011 as we continue to invest in new technologies.

Financing Activities

In the years ended September 30, 2010 and 2009, we received proceeds of $30,417 and $10,376, respectively, from the exercise of stock options.

Commitments

We are committed for our facility lease as more fully described in Note 11 to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. Expenses related to revaluation of warrants included in net income are excluded from the calculation and the number of shares outstanding used for the calculation is as of October 1, 2009.

In fiscal 2009, we paid $1,072,576 for bonuses and related payroll taxes. In fiscal 2010, we accrued $970,224 for bonuses and related payroll taxes based on achieving targeted objectives for the year. The bonuses will be paid in the quarter ending December 31, 2010.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2010 in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2011.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the Proxy Statement).

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

Consolidated Financial Statements:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.1.8	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 2010 for name change to LRAD Corporation. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 31, 2010.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.2	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.3	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.4	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.5	Sublease between American Technology Corporation and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.6	Sublease between LRAD Corporation and Anacomp, Inc. dated July 26, 2010. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 26, 2010.

10.7	Registration Rights Agreement, dated August 4, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 8, 2006.

10.8	Form of Warrant, issued August 7, 2006. Incorporated by reference to Exhibit 99.3 on Form 8-K filed August 8, 2006.

10.9	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.10	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 4, 2008.+

10.11	Change in Control Severance Benefit Plan, issued April 30, 2009+

10.12	Amendment to Form of Warrant. Incorporated by reference to Exhibit 4.1 on Form 8-K dated July 21, 2010.

10.13	Separation and Distribution Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 2.1 on Form 8-K filed October 1, 2010.

10.14	Tax Sharing Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2010.

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2008, dated December 4, 2008.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

99.	Additional Exhibits

99.1	Press Release dated December 1, 2010*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement. Exhibit 10.11 is included as a management contract given that a trust affiliated with a director and significant stockholder purchased a note and received a warrant in connection with that financing and is a party to this exhibit.

LRAD Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation and Subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2009 the Company changed its method of accounting for certain financial instruments that are settled in the Company’s common stock.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 1, 2010

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,421,167	$5,102,502
Accounts receivable	4,187,999	1,433,312
Inventories, net	2,784,098	2,645,218
Prepaid expenses and other	204,687	194,451
Current assets of discontinued operations	112,517	452,367

Total current assets	12,710,468	9,827,850
Property and equipment, net	124,353	230,432
Patents, net	277,647	343,706
Deposits	58,265	58,265
Other assets of discontinued operations	—	553,645

Total assets	$13,170,733	$11,013,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$965,047	$955,646
Accrued liabilities	1,814,706	1,931,357
Current liabilities of discontinued operations	53,290	82,808

Total current liabilities	2,833,043	2,969,811

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,614,789 and 30,552,498 shares issued and outstanding, respectively	306	306
Additional paid-in capital	80,758,872	82,947,945
Accumulated deficit	(70,421,488)	(74,904,164)

Total stockholders’ equity	10,337,690	8,044,087

Total liabilities and stockholders’ equity	$13,170,733	$11,013,898

See accompanying notes to consolidated financial statements

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2010	2009
Revenues:
Product sales	$16,535,796	$14,901,974
Contract, license and other	158,279	315,758

Total revenues	16,694,075	15,217,732
Cost of revenues	7,520,284	7,832,063

Gross profit	9,173,791	7,385,669

Operating expenses:
Selling, general and administrative	4,659,443	5,702,339
Research and development	2,062,158	1,992,160

Total operating expenses	6,721,601	7,694,499

Income (loss) from operations	2,452,190	(308,830)

Other income (expense):
Interest income	903	30,332
Finance expense	(1,565)	(1,565)
Unrealized gain on derivative revaluation	747,917	—

Total other income	747,255	28,767

Income (loss) from continuing operations before income taxes	$3,199,445	$(280,063)
Provision for income taxes	(166,771)	(95,447)

Income (loss) from continuing operations	3,032,674	(375,510)
Loss from discontinued operations, net of taxes	(49,061)	(667,243)

Net income (loss)	$2,983,613	$(1,042,753)

Net income (loss) per common share—basic and diluted:
Continuing operations	$0.10	$(0.01)
Discontinued operations	$(0.00)	$(0.02)

Total net income (loss) per common share—basic and diluted	$0.10	$(0.03)

Weighted average common shares outstanding
Basic	30,589,212	30,537,424

Diluted	31,111,330	30,537,424

See accompanying notes to consolidated financial statements

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2008	30,535,207	$305	$81,374,937	$(73,861,411)	$7,513,831
Issuance of common stock upon exercise of stock options	17,291	1	10,375	—	10,376
Share-based compensation expense	—	—	1,562,633	—	1,562,633
Net loss for the year	—	—	—	(1,042,753)	(1,042,753)

Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087

Cumulative-effect of change in accounting principle	—	—	(2,246,980)	1,499,063	(747,917)
Issuance of common stock upon exercise of stock options	62,291	—	30,417	—	30,417
Share-based compensation expense	—	—	479,771	—	479,771
Warrant extension	—	—	1,725	—	1,725
Separation of Parametric Sound Corporation	—	—	(454,006)	—	(454,006)
Net income for the period	—	—	—	2,983,613	2,983,613

Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690

See accompanying notes to consolidated financial statements

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009
Operating Activities:
Net Income (loss)	$2,983,613	$(1,042,753)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,370	312,382
Provision for doubtful accounts	—	(24,761)
Warranty provision	82,051	200,477
Inventory obsolescence	(2,516)	147,701
Loss on disposition of fixed assets	—	18
Share-based compensation	479,771	1,562,633
Warrants extension	1,725	—
Loss on impairment of patents	105,648	91,470
Unrealized gain on derivative revaluation	(747,917)	—
Changes in assets and liabilities:
Accounts receivable	(2,766,440)	772,065
Inventories	193,946	(325,157)
Prepaid expenses and other	(10,236)	56,939
Accounts payable	21,733	(3,607)
Warranty settlements	(84,744)	(157,934)
Accrued liabilities	(155,808)	989,157

Net cash provided by operating activities	372,196	2,578,630

Investing Activities:
Purchase of equipment	(64,443)	(142,723)
Proceeds from the sale of assets	100	—
Patent costs paid	(19,605)	(38,650)

Net cash used in investing activities	(83,948)	(181,373)

Financing Activities:
Proceeds from exercise of stock options	30,417	10,376

Net cash provided by financing activities	30,417	10,376

Net increase in cash and cash equivalents	318,665	2,407,633
Cash and cash equivalents, beginning of period	5,102,502	2,694,869

Cash and cash equivalents, end of period	$5,421,167	$5,102,502

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,565	$1,565

Cash paid for taxes	$104,127	$3,405

Supplemental schedule of noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$747,917	$—

Transfer of assets to Parametric Sound Corporation	$454,006	$—

See accompanying notes to consolidated financial statements

LRAD Corporation

Notes to the Consolidated Financial Statements

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe and Asia.

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

SEPARATION OF HYPERSONIC SOUND BUSINESS

In June 2010, the Company formed a wholly owned subsidiary, Parametric Sound Corporation (“Parametric”), to facilitate the planned spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company. The Company contributed $454,006 of inventory and intellectual property to Parametric and all outstanding shares of Parametric were then distributed to the Company’s stockholders as a pro-rata dividend on September 27, 2010 on the basis of one share of Parametric common stock for every two shares of the Company’s common stock to stockholders of record on September 10, 2010. The separation resulted in Parametric operating as an independent entity with its own publicly-traded stock. The results of operations for the former HSS business conducted until the spin-off, as well as some continued activity by the Company to fulfill some remaining sales and warranty obligations after the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying Consolidated Statement of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs. The company does not have any ownership or other form of interest in Parametric subsequent to the separation (see Notes 13 and 14) Parametric is traded on the OTCBB quotation and trading system under the ticker symbol “PAMT.OB”.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Based on the Company’s adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in June 2008, as codified in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Entity”, effective October 1, 2009, certain outstanding warrants were determined to be derivative instruments, and accordingly, the estimated fair value of these warrants was reclassified from equity and recorded as a warrant liability. The cumulative effect of the change in accounting for these warrants was recognized as an adjustment to the opening accumulated deficit balance at October 1, 2009 based on the difference between the fair value of the warrants at issuance and at the reclassification date as shown below.

	Additional Paid-In Capital	Accumulated Deficit	Warrant Liability
Grant date fair value of previously issued warrants	$2,246,980	$—	$(2,246,980)
Change in fair value of previously issued warrants outstanding as of October 1, 2009	—	(1,499,063)	1,499,063
Cumulative effect of change in accounting principle	$2,246,980	$(1,499,063)	$(747,917)

The fair values of the warrants were estimated using a Black-Scholes valuation model (see Notes 3 and 9).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., reserves for accounts receivable and inventory, valuation of patents, warranty reserves and tax provision) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (“FDIC”) guaranteed financial institution. Effective October 14, 2008, the FDIC provided a Transaction Account Guarantee (“TAG”) program which provided full deposit insurance coverage for non-interest bearing deposit transaction accounts through June 30, 2010, at which point, the Company’s financial institution decided not to extend their participation in the program. On July 1, 2010, our deposit insurance coverage reverted to the FDIC’s standard coverage of $250,000 per depositor. During most of the year ended September 30, 2010, the Company maintained cash in its non-interest bearing deposit transaction account which was fully guaranteed. Subsequent to the expiration of the TAG program by our financial institution, the Company transferred $4.0 million of its cash to a money market account which is covered under the Securities Investor Protection Program (“SIPC”) which insures up to $500,000 of losses due to broker-dealer insolvency. SIPC insurance does not cover a decline in the market value of securities.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2010, accounts receivable from three customers accounted for 38%, 16% and 15% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2009, accounts receivable from four customers accounted for 17%, 13%, 13% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a case-by-case basis. The Company had no change in its allowance for doubtful accounts for continuing operations for the year ended September 30, 2010 and reduced its allowance by $22,222 for the year ended September 30, 2009.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal 2010, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of sales. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company increased its inventory reserve for continuing operations by $60,799 and $78,622 during the years ended September 30, 2010 and 2009, respectively, primarily to reserve for slow moving components resulting from changes in product lines and changes in customer demand.

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

INTANGIBLES

Patents and trademarks are carried at cost and, when granted, are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. The Company wrote off $47,850 and $45,158, of previously capitalized patent costs from continuing operations during the years ended September 30, 2010 and 2009, respectively.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing. At September 30, 2010, the Company had no capital lease obligations.

GUARANTEES AND INDEMNIFICATIONS

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally agrees to indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010.

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

In limited circumstances, product sales may be recognized prior to shipment when, based on the Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the years ended September 30, 2010 and 2009, the Company did not recognize any bill and hold revenue.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $144,818 and $235,185 for the fiscal years ended September 30, 2010 and 2009, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $62,397 and $66,929 for the years ended September 2010 and 2009, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time revenues from product sales are recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2010, the Company reduced its reserve by $3,221. The warranty reserve was $245,106 and $248,327 at September 30, 2010 and 2009, respectively. See Note 12 for additional information regarding warranties.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized. Additional information regarding income taxes appears in Note 8, “Income Taxes”.

COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that under generally accepted accounting principles in the United States, are excluded from reported net income (loss). There were no differences between net income (loss) and comprehensive income (loss) for any of the periods presented.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income per share for the year ended September 30, 2010 reflects the potential dilution of securities that could share in the earnings of an entity.

The Company’s losses for the year ended September 30, 2009 cause the inclusion of potential common stock instruments outstanding to be anti-dilutive. There were stock options and warrants outstanding of 6,049,251 and 6,166,613 at September 30, 2010 and 2009, respectively. The diluted income per share included 522,118 of these securities in the computation for the year ended September 30, 2010 and none were included in the computation of diluted loss per share for the year ended September 30, 2009 because of the losses.

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

The Company recognized a tax benefit of $71,796 for stock options that were exercised in the year ended September 30, 2010.

ACCOUNTING FOR WARRANT LIABILITY

Warrants classified as derivative liabilities are recorded at their estimated fair value on the date of issuance. The warrant liability is adjusted to fair value at each reporting period and the corresponding change in fair value is recorded as an unrealized gain or loss in current earnings. At September 30, 2010, no warrant liability remained. (See Notes 4 and 9).

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2010 statement presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements. Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers. In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended September 30, 2010. Adoption of the not yet adopted section of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (Topic 310). The new standard requires companies to provide more disclosures about the credit quality of their financing receivables, which include loans, lease receivables, and other long-term receivables, and the credit reserves held against them. The disclosure requirements are effective beginning on or after December 15, 2010. Adoption of this new accounting update is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The impact of this accounting update on the Company’s consolidated financial statements has not been evaluated.

4. FAIR VALUE MEASUREMENTS

At September 30, 2010, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable, accounts payable, accrued expenses the carrying amounts approximate fair value due to their relatively short maturities.

On October 1, 2008, the Company adopted guidance issued by the FASB as codified in ASC 820-10, “Fair Value Measurements and Disclosures”. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a three-level fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value as described below:

•	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As described further in Note 9, the Company had outstanding warrants issued in 2006 that were subject to an anti-dilution reset provision prior to August 2010. In accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of October 1, 2009 (See Note 2). The warrant liability was required to be measured at fair value on a recurring basis each quarter-end during the year ended September 30, 2010 through June 30, 2010 and in August 2010 when, due to changes in certain terms, the warrants were no longer required to be classified as liabilities. The Company used the Black-Scholes valuation model for estimating the fair value of the warrants, which the Company determined to be Level 2 inputs, as the assumptions used were based on significant other observable inputs.

As of September 30, 2010, the Company has no financial instruments that are required to be measured at fair value on a recurring basis.

5. INVENTORIES

Inventories consist of the following:

	September 30,
	2010	2009
Finished goods	$704,097	$1,112,775
Work in process	53,611	32,997
Raw materials	2,349,738	1,761,995

	3,107,446	2,907,767
Reserve for obsolescence	(323,348)	(262,549)

Total, net	$2,784,098	$2,645,218

The Company had raw materials located at supplier locations of $38,435 and $92,240 at September 30, 2010 and 2009, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

The reserve for obsolescence for continuing operations increased by $60,799 due to slow moving components resulting from changes in demand for the Company’s products.

On September 27, 2010, the Company completed a spin-off of its HSS business to Parametric. Net assets contributed by the Company to Parametric included net inventory of $21,293 (see Note 13).

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2010	2009
Machinery and equipment	$481,514	$453,616
Office furniture and equipment	777,788	803,409
Leasehold improvements	262,258	262,258

	1,521,560	1,519,283
Accumulated depreciation	(1,397,207)	(1,288,851)

Property and equipment, net	$124,353	$230,432

Included in office furniture and equipment for the years ended September 30, 2010 and 2009, respectively, were $412,462 and $414,921 for purchased software, which is amortized over three years. The unamortized portion of purchased software for the years ended September 30, 2010 and 2009 was $5,454 and $9,885, respectively.

Depreciation expense from continuing operations, excluding amortization of software, was $164,878 and $194,314 for the years ended September 30, 2010 and 2009, respectively. Amortization of purchased software from continuing operations was $5,544 and $10,053 for the years ended September 30, 2010 and 2009, respectively.

7. PATENTS

Patents consist of the following:

	September 30,
	2010	2009
Cost	$486,910	$571,049
Accumulated amortization	(209,263)	(227,343)

Patents, net	$277,647	$343,706

Aggregate amortization expense for continuing operations for the Company’s patents was $35,591 and $39,529 during the years ended September 30, 2010 and 2009, respectively. In addition to amortization, the Company wrote off $47,850 and $45,158 of impaired patent costs during the years ended September 30, 2010 and 2009, respectively.

Estimated Amortization Expense Years Ended September 30,
2011	$35,600
2012	$35,600
2013	$35,600
2014	$35,600
2015	$35,600
Thereafter	$99,647

On September 27, 2010, the Company completed a spin-off of its HSS business to Parametric. Net assets contributed by the Company to Parametric included net patents of $432,713 (see Note 13).

8. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2010	2009
Current tax expense
Federal	$50,000	$19,000
State	117,000	76,000

	167,000	95,000
Deferred (benefit)
Federal	(994,000)	(143,000)
State	(175,000)	(25,000)

	(1,169,000)	(168,000)
Change in valuation allowance	1,169,000	168,000

Provision for income taxes	$167,000	$95,000

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate is as follows:

Years Ended September 30,	2010	2009
Income taxes (benefit) computed at the federal statutory rate	$1,088,000	$(95,000)
Change in valuation allowance	(1,169,000)	(49,000)
Nondeductible compensation, interest expense and other	(292,000)	5,000
State income taxes (benefit), net of federal tax benefit	184,000	(17,000)
Change in R&D credit carryover	—	—
NOL/Prior year true-ups	427,000	301,000
State business credit utilization	(75,000)	(47,000)
Other	4,000	(3,000)

	$167,000	$95,000

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset (liability) at September 30, 2010 and 2009 are as follows:

	At September 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$22,619,000	$23,462,000
Share-based compensation	2,024,000	2,113,000
Equipment	118,000	77,000
Patents	270,000	65,000
Accruals and other	502,000	672,000
State Tax Deduction	36,800	13,500
Federal AMT Credit	56,000	10,000
Allowances	279,000	770,000

Gross deferred tax asset	25,904,800	27,182,500
Less valuation allowance	(25,904,800)	(27,182,500)

	$—	$—

A valuation allowance has been recorded to offset the net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes” (formerly SFAS 109).

At September 30, 2010, the Company had net deferred tax assets of $25.9 million. The deferred tax assets are primarily composed of federal and state net operating loss carryforwards (NOL) and federal and state research and development (R&D) credit carryforwards. At September 30, 2010, the Company, for federal income tax purposes, had net operating loss carryforwards of approximately $59,922,000, which expire through 2029. Included in the net operating loss carryforwards are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through the consolidated statement of operations.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets. The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company has an estimated $1,431,000 and $1,040,000 of federal and state research and development tax credits, respectively, at September 30, 2010, a portion of which begin to expire in 2010. The Company has not completed a comprehensive review of the components of its R&D credits. Until this analysis has been completed, the Company has removed the deferred tax assets associated with the tax credit carryforwards from its deferred tax assets recording a corresponding decrease in the valuation allowance. Once an analysis is completed, the

Company plans to update its unrecognized R&D tax benefits. At this time, the Company cannot estimate how much the unrecognized tax benefits may change, if any.

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

9. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2010, the Company issued 62,291 shares of common stock and obtained gross proceeds of $30,417 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2010 or 2009.

Stock Purchase Warrants

A summary of the status of outstanding purchase warrants outstanding as of September 30, 2009 and 2010 and the changes during the years then ended is presented below:

	Number of Shares	Weighted Average Purchase Price
Shares purchasable under outstanding warrants at September 30, 2008	2,936,693	$3.78
Stock purchase warrants expired	(838,489)	$5.44

Shares purchasable under outstanding warrants at September 30, 2009	2,098,204	$3.12
Stock purchase warrants expired	(457,695)	$4.72

Shares purchasable under outstanding warrants at September 30, 2010	1,640,509	$2.67

At September 30, 2010, the Company had 1,640,509 warrants outstanding at a purchase price of $2.67 that were issued on August 6, 2006, and were scheduled to expire on August 6, 2010. These warrants contain certain antidilution rights if the Company sells securities for less than the exercise price.

The Company adopted ASC 815-40 effective October 1, 2009 (see Notes 2 and 4) and determined that 1,948,204 warrants granted in 2006 contain a strike price adjustment feature resulting in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. The warrant fair value is adjusted each reporting period based on current assumptions, with the change in value recognized in current earnings. At August 6, 2010, the date the warrants were scheduled to expire, the estimated fair value of the warrant liability was reduced to $0, based on the fair value on that date and the amendment described below which removes the strike price adjustment feature of the warrants so that they no longer are required to be classified as a derivative liability under the provisions of ASC 815-40. Other income of $747,917 was recognized during the year ended September 30, 2010 based on the change in fair value. The warrant fair values at August 6, 2010 and October 1, 2009 were determined using the Black-Scholes valuation model using the closing stock price at each date, volatility rates of 71% and 96%, risk free interest rates of 0.00% and 0.27%, and contractual lives equal to the remaining term of the warrants expiring August 6, 2010 which was 0.00 years and 0.85 years as of each measurement date.

In July and August, 2010, prior to the expiration of the warrants, the Company entered into an Amendment No. 1 to Warrant (the “Amendment”) with certain holders of its outstanding warrants. The Amendments extended the expiration date on 1,640,509 warrants from August 6, 2010 to February 6, 2011. In consideration for the extended expiration date, the holders are no longer entitled to receive (a) a pro rata distribution of shares of any wholly owned subsidiary of the company in a spin off transaction upon exercise of the warrants after the record date for such spin-off or (b) an adjustment to the warrant exercise price for subsequent issuances of securities by the Company at a price less than the then current exercise price for the warrants. Based on the elimination of the repricing provision, the warrants extended were no longer required to be classified as a derivative liability under the provisions of ASC 815-40. As such, at August 6, 2010, the value of the derivatives was reduced to $0, as the original warrants held no value at the original expiration date, and then an operating expense of $1,725 was recorded for those warrants extended using the Black-Scholes valuation model based on the closing price on August 6, 2010, a volatility rate of 51%, risk free interest rate of 0.20% and a contractual life of six months representing the term of the extension.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2010, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At September 30, 2010, there were options outstanding covering 4,408,742 shares of common stock under the 2005 Equity Plan and 156,339 shares of common stock available for grant for a total of 4,565,081 currently available under the 2005 Plan.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $475,472 and $1,117,969 of stock compensation expense for the years ended September 30, 2010 and 2009, respectively. The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2010 and 2009 was $0.72 per share and $0.29 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Years Ended September 30,	2010	2009
Volatility	80.0% - 82.0%	71.0% - 83.0%
Risk-free interest rate	.78% - 2.36%	1.30% - 2.46%
Forfeiture rate	20.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.9	3.4 - 4.9

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

As of September 30, 2010, there was approximately $600,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.8 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2010 and 2009, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2009:
Outstanding October 1, 2008	3,226,200	$3.72
Granted	1,003,000	$0.56
Canceled/expired	(143,500)	$3.46
Exercised	(17,291)	$0.60

Outstanding September 30, 2009	4,068,409	$2.96

Exercisable September 30, 2009	3,380,072	$3.27

Fiscal 2010:
Outstanding October 1, 2009	4,068,409	$2.96
Granted	781,500	$1.28
Canceled/expired	(378,876)	$5.32
Exercised	(62,291)	$0.49

Outstanding September 30, 2010	4,408,742	$2.50

Exercisable September 30, 2010	3,798,407	$2.69

Weighted average fair value of options granted during the year		$0.72

The aggregate intrinsic value for both options outstanding and options exercisable at September 30, 2010 was $1,153,116 and $928,464, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.57 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2010 and 2009 was $71,796 and $20,389, respectively. Cash received from the exercise of stock options for the year ended September 30, 2010 was $30,417. The Company recognized the $71,796 as a tax benefit in the income tax provision for the year ended September 30, 2010.

The following table summarizes information about stock options outstanding at September 30, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46-$1.00	841,042	3.19	$0.48	764,597	$0.48
$1.01-$2.00	1,183,500	3.85	$1.48	683,894	$1.61
$2.01-$3.00	121,500	2.59	$2.08	106,904	$2.07
$3.01-$4.00	1,401,000	1.45	$3.40	1,388,250	$3.40
$4.01-$4.81	861,700	1.21	$4.44	854,762	$4.44

$0.46-$4.81	4,408,742	2.41	$2.50	3,798,407	$2.69

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $475,472 and $1,117,969, respectively, for the fiscal years ended September 30, 2010 and 2009. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2010	2009
Cost of revenue	$41,641	$76,881
Selling, general and administrative	380,688	925,753
Research and development	53,143	115,335

Total	$475,472	$1,117,969

11. COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company’s executive offices, research and development, assembly and operational facilities in San Diego, California, are occupied under a sublease agreement that commenced in January 2006 and was scheduled to expire May 31, 2011. The Company currently occupies approximately 23,698 square feet of office, laboratory, production and warehouse space with aggregate monthly payments of approximately $29,623, plus certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. In August 2010, the Company entered into an amended sublease agreement which extends the original lease from May 31, 2011 to May 31, 2012 and reduces the aggregate monthly payment to approximately $17,774, plus other certain costs and charges as specified in the original lease.

Other Operating Leases

In addition to the facility lease, the Company has two business equipment leases expiring in December 2012 and December 2013. These leases are reported as operating leases.

Total operating lease expense, including facilities and business equipment leases, recorded by the Company for the years ended September 30, 2010 and 2009 was $342,169 and $366,988, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2011	$223,279
2012	$152,185
2013	$5,947
2014	$766

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

Commission and Bonus Plans

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. Expenses related to revaluation of warrants included in net income are excluded from the calculation and the number of shares outstanding used for the calculation is as of October 1, 2009.

In fiscal 2009, the Company accrued $1,085,559 for bonuses and related payroll taxes in the quarter ended September 30, 2009 based on the Company having achieved the bonus plan target levels, which was paid during the quarter ended December 31, 2009. In fiscal 2010, the Company accrued a total of $970,224 for bonuses and related payroll taxes based on achieving targeted objectives for the year, of which $633,492 was accrued during the quarter ended September 30, 2010. The bonuses accrued in fiscal 2010 are expected to be paid in the quarter ending December 31, 2010.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2010 and 2009, the Company made matching contributions of $27,518 and $32,249, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the

Company’s financial statements for pending litigation. There are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Royalties

The Company was obligated to pay a director a 2% royalty on net sales from certain of its technologies. The royalty obligation terminated in October 2008. No royalties were paid under this agreement in the fiscal year ended September 30, 2009.

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

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2010	2009
Payroll and related	$1,180,173	$1,280,566
Deferred revenue	273,954	273,954
Warranty reserve	245,106	248,327
Income Tax	105,858	49,671
Customer deposits	500	56,052
Other	9,115	22,787

Total	$1,814,706	$1,931,357

At September 30, 2009, the Company had aggregate deferred license revenue of $273,954 representing amounts collected from a license agreement in advance of recognized earnings. The Company recognizes revenue and reduces deferred revenue on a per unit basis as the license is used by the customer. There was no reported usage during the year ended September 30, 2010.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period.

Details of the estimated warranty liability are as follows:

Years Ended September 30,	2010	2009
Beginning balance	$248,327	$199,419
Warranty provision	69,384	205,913
Warranty settlements	(72,605)	(157,005)

Ending balance	$245,106	$248,327

In the fiscal year ended September 30, 2010, the Company decreased its reserve by $3,221.

13. SPIN-OFF OF PARAMETRIC SOUND CORPORATION

On September 27, 2010, the Company completed a spin-off of Parametric, the subsidiary to which the Company’s contributed its HSS technology business. The spin-off was approved by the Company’s stockholders in a special meeting on June 2, 2010. Parametric filed a registration statement on Form 10 with the Securities and Exchange Commission in connection with the spin-off. On September 27, 2010, all outstanding shares of Parametric were distributed to the Company’s stockholders of record on September 10, 2010 as a pro-rata, dividend of one Parametric common share for every two shares of the Company’s common stock.

On September 27, 2010, the Company entered into a Separation and Distribution Agreement with Parametric that sets forth the terms and conditions of the separation of Parametric from the Company. The Separation and Distribution Agreement provides a framework for the relationship between the Company and Parametric following the separation regarding principal transactions necessary to separate Parametric from the Company, including (i) the contribution of assets to the business, (ii) retention of liabilities by the Company, (iii) use of HSS assets retained by the Company to fulfill any orders for such assets received prior to the distribution date, unsolicited follow-on orders received from current customers through December 31, 2010, and orders for a current project with Cardinal Health, Inc. through the completion of the project, (iv) the distribution by the Company on the distribution date of all outstanding shares of Parametric common stock to the Company’s stockholders in the form of a pro rata dividend of one share of Parametric common stock for every two shares of the Company’s common stock outstanding to stockholders on the record date, and (v) other provisions governing certain aspects of the Company’s relationship with Parametric after the completion of the separation from the Company.

In addition, on September 27, 2010, the Company entered into a Tax Sharing Agreement with Parametric in connection with the spin-off, that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes.

The net assets contributed by the Company to Parametric consisted of the following:

Net book value of assets transferred:
Inventories, net	$21,293
Patents, net	432,713

Net assets transferred	$454,006

Parametric’s historical results of operations relating to the HSS business have been presented as discontinued operations in the Consolidated Statement of Operations. The current and prior year Consolidated Balance Sheets also identify historical assets and liabilities as well as assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement. See Note 14 for further detail of the discontinued operations results.

14. DISCONTINUED OPERATIONS REPORTING

On September 27, 2010, the Company separated Parametric, its former HSS business, through a spin-off. See Note 13 for more information on the separation. Based on the terms of the Separation and Distribution Agreement between Parametric and the Company, the Company has some limited continuing activity with regard to the HSS business after the distribution date which will give rise to continuing cash flows. The Company will continue to fulfill some transitional sales of the legacy HSS model H450 product for a short period of time (not expected to exceed six months) and then cash flows associated with the sales and production of this product are expected to cease. Sales and marketing effort ceased after the distribution date. As the activity by the Company relating to the former HSS business is limited to completing orders on hand at the separation date and filling some new orders for a limited period of time, the Company does not believe that such activities constitute either a migration of revenues from the disposed component after the disposal transaction, or result from the continuation of activities between the ongoing entity and the disposed component after the disposal transaction, and that accordingly, the continuing cash flows are indirect. In addition, the Company has determined that any cash outflows associated with the former HSS business following the distribution date will be limited and will not result from a migration of costs from the disposed component after the disposal transaction and will not result from the continuation of activities between the ongoing entity and the disposed component after the disposal transaction.

The Company has determined that the former HSS business meets the requirements of a “component of an entity” and has evaluated the limited activity following the distribution date and determined that the limited on-going activity does not constitute a significant continuing involvement in the operations of the disposed component, and that reporting the HSS business activity as discontinued operations is appropriate.

The components of the Consolidated Statements of Operations which are presented as discontinued operations were as follows:

Years Ended September 30,	2010	2009
Total Revenues	$607,262	$607,106
Cost of Revenues	(452,510)	(542,019)
Operating expenses	(211,754)	(778,106)

Total loss from discontinued operations	$(57,002)	$(713,019)

Income tax benefit	7,941	45,776

Loss from discontinued operations	$(49,061)	$(667,243)

The components of the Consolidated Balance Sheets which are presented as discontinued operations were as follows:

	September 30,
	2010	2009
Assets:
Accounts Receivable, less allowance of $222,864 each period for doubtful accounts	$41,663	$29,910
Inventories, net	70,854	422,457

Total current assets	112,517	452,367
Patents, net	—	553,645

Total net assets	$112,517	$1,006,012

Liabilities:
Accounts Payable	16,994	$4,662
Customer deposits	2,913	—
Payroll and related	3,465	48,757
Warranty reserve	29,918	29,389

Total current liabilities	$53,290	$82,808

Net Assets	$59,227	$923,204

15. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company’s losses for the year-ended September 30, 2009 cause the inclusion of potential common stock instruments outstanding to be antidilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended September 30,
	2010	2009
Basic
Income (loss) from continuing operations	3,032,674	(375,510)
Loss from discontinued operations	(49,061)	(667,243)

Income (loss) available to common stockholders	$2,983,613	$(1,042,753)

Weighted average common shares outstanding (basic)	30,589,212	30,537,424

Basic income (loss) per common share, continuing operations	$0.10	$(0.01)

Basic loss per common share, discontinued operations	$(0.00)	$(0.02)

Basic income (loss) per common share	$0.10	$(0.03)

Diluted
Income (loss) from continuing operations	3,032,674	(375,510)
Loss from discontinued operations	(49,061)	(667,243)

Income (loss) available to common stockholders	$2,983,613	$(1,042,753)

Weighted average common shares outstanding	30,589,212	30,537,424
Assumed exercise of options	522,118	—

Common and potential common shares	31,111,330	30,537,424

Diluted income (loss) per common share, continuing operations	$0.10	$(0.01)

Diluted loss per common share, discontinued operations	$(0.00)	$(0.02)

Diluted income (loss) per common share	$0.10	$(0.03)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	4,490,209	6,082,893

16. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2010, revenues from one customer accounted for 41% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2009, revenues from one customer accounted for 25% of total revenues with no other single customer accounting for more than 10% of total revenues.

Suppliers

The Company has a large number of components and sub-assemblies produced by outside suppliers, some of which are sourced from a single supplier, which can magnify the risk of shortages and decrease the Company’s ability to negotiate with suppliers on the basis of price. In particular, the Company depends on one supplier of compression drivers for its LRAD products. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2010	2009
Revenues
United States	$11,430,762	$11,351,569
Other	5,263,313	3,866,163

Total Revenues	$16,694,075	$15,217,732

The following table summarizes revenues by product line.

Years Ended September 30,	2010	2009
Revenues
LRAD	16,547,305	14,328,389
SoundSaber	45,627	721,781
Other	101,143	167,562

Total Revenues	$16,694,075	$15,217,732

17. RELATED PARTY

Elwood G. Norris, a former officer and Chairman of the Board of the Company, is the President and Chief Executive Officer of Parametric. Mr. Norris is no longer an officer or board member of LRAD Corporation, but he is a related party through his greater than 10% stock ownership of the Company. In addition, the Company entered into a consulting arrangement with Mr. Norris on June 4, 2010, concurrent with him resigning from the Board, whereby he will provide consulting and advisory services to the Company in exchange for a quarterly consulting fee of $5,000 through May 31, 2012. The Company paid Mr. Norris consulting and board fees of $5,000 and $15,000, respectively, during the year ended September 30, 2010. No similar fees were paid in the prior year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 1, 2010

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

Date: December 1, 2010	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2010	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 1, 2010	By	/s/ HELEN C. ADAMS
Helen C. Adams Director

Date: December 1, 2010	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: December 1, 2010	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

S-1