Form 10-Q
period 2010-12-31
LRAD Corp
filed 2011-02-03
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on January 25, 2011 was 30,687,789.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (Unaudited)	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,608,283	$5,421,167
Restricted cash	2,425,000	—
Accounts receivable	1,927,239	4,187,999
Inventories, net	5,791,034	2,784,098
Prepaid expenses and other	215,665	204,687
Current assets of discontinued operations	71,852	112,517

Total current assets	14,039,073	12,710,468

Restricted cash	606,250	—
Property and equipment, net	91,073	124,353
Patents, net	267,888	277,647
Deposits	58,265	58,265

Total assets	$15,062,549	$13,170,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,233,492	$965,047
Accrued liabilities	2,606,767	1,814,706
Current liabilities of discontinued operations	31,823	53,290

Total current liabilities	4,872,082	2,833,043

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 30,685,289 and 30,614,789 shares issued and outstanding, respectively	307	306
Additional paid-in capital	80,967,015	80,758,872
Accumulated deficit	(70,776,855)	(70,421,488)

Total stockholders’ equity	10,190,467	10,337,690

Total liabilities and stockholders’ equity	$15,062,549	$13,170,733

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2010	2009
Revenues:
Product sales	$2,137,990	$5,177,666
Contract and other	67,399	72,402

Total revenues	2,205,389	5,250,068
Cost of revenues	1,213,013	2,224,896

Gross profit	992,376	3,025,172

Operating expenses:
Selling, general and administrative	1,053,727	1,169,951
Research and development	379,220	514,161

Total operating expenses	1,432,947	1,684,112

(Loss) income from operations	(440,571)	1,341,060

Other income (expense):
Interest income	3,684	47
Finance expense	—	(783)
Unrealized gain on derivative revaluation	—	597,016

Total other income	3,684	596,280

(Loss) income from continuing operations before income taxes	(436,887)	$1,937,340
Provision for income taxes	—	(85,498)

(Loss) Income from continuing operations	(436,887)	1,851,842
Income (loss) from discontinued operations	81,520	(32,614)

Net (loss) income	$(355,367)	$1,819,228

Net (loss) income per common share - basic and diluted:
Continuing operations	$(0.01)	$0.06
Discontinued operations	$0.00	$0.00

Total net (loss) income per common share - basic and diluted	$(0.01)	$0.06

Weighted average common shares outstanding
Basic	30,633,109	30,552,498

Diluted	30,633,109	31,130,400

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2010	2009
Operating Activities:
Net (loss) income	$(355,367)	$1,819,228
Less: Net income (loss) from discontinued operations	$81,520	$(32,614)

(Loss) income from continuing operations	$(436,887)	$1,851,842
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	48,304	55,921
Provision for doubtful accounts	56,000	—
Warranty provision	(14,947)	53,166
Inventory obsolescence	(38,743)	(262,549)
Share-based compensation	113,303	148,744
Loss on impairment of patents	1,748	20,195
Unrealized gain on derivative revaluation	—	(597,016)
Changes in assets and liabilities:
Restricted Cash	(3,031,250)	—
Accounts receivable	2,204,760	(969,824)
Inventories	(2,968,193)	81,505
Prepaid expenses and other	(10,978)	(86,752)
Accounts payable	1,268,445	228,591
Warranty settlements	(15,838)	(23,412)
Accrued liabilities	822,846	(794,507)

Net cash used in operating activities from continuing operations	(2,001,430)	(294,096)
Net cash provided by operating activities from discontinued operations	100,718	44,611

Net cash used in operating activities	(1,900,712)	(249,485)

Investing Activities:
Purchase of equipment	(6,958)	(8,147)
Patent costs paid	(55)	(3,248)

Net cash used in investing activities from continuing operations	(7,013)	(11,395)
Net cash used in investing activities from discontinued operations	—	(1,676)

Net cash used in investing activities	(7,013)	(13,071)

Financing Activities:
Proceeds from exercise of stock options from continuing operations	94,841	—

Net cash provided by financing activities	94,841	—

Net increase (decrease) in cash and cash equivalents	(1,812,884)	(262,556)
Cash and cash equivalents, beginning of period	5,421,167	5,102,502

Cash and cash equivalents, end of period	$3,608,283	$4,839,946

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$783

Cash paid for taxes	$108,000	$50,000

Supplemental schedule of noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$—	$747,917

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and applicable sections of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, in the opinion of management, the interim financial statements reflect all adjustments necessary and that disclosures included therein are adequate in order to make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2010 was derived from the Company’s most recent audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 1, 2010.

Principles of Consolidation

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. The condensed consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Discontinued Operations

The financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations for the HSS business conducted prior to the spin-off, as well as some continued activity by the Company to fulfill some remaining sales and warranty obligations following the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying Condensed Consolidated Statement of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

Restricted Cash

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. FAIR VALUE MEASUREMENTS

At December 31, 2010, there was no difference between the carrying values of the Company’s cash equivalents and fair market value. For certain financial instruments, including accounts receivable accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

4. RESTRICTED CASH

At December 31, 2010, the Company reported restricted cash in current assets of $2,425,000, and long-term assets of $606,250 for amounts that are pledged to support bank guarantees issued on a sales contract due for delivery in the fiscal quarter ended March 31, 2011. The current asset portion of the collateral has a term of less than one year and the long-term portion, securing the Company’s warranty obligation, has a term of greater than one year. As the terms of the contract are fulfilled, the funds will become unrestricted and recorded as cash and cash equivalents. These assets are carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	December 31, 2010	September 30, 2010
Finished goods	$2,494,410	$704,097
Work in process	185,494	53,611
Raw materials	3,395,735	2,349,738

	6,075,639	3,107,446
Reserve for obsolescence	(284,605)	(323,348)

Total, net	$5,791,034	$2,784,098

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2010	September 30, 2010
Machinery and equipment	$483,080	$481,514
Office furniture and equipment	783,180	777,788
Leasehold improvements	262,258	262,258

	1,528,518	1,521,560
Accumulated depreciation	(1,437,445)	(1,397,207)

Property and equipment, net	$91,073	$124,353

Included in office furniture and equipment at December 31, 2010 and September 30, 2010 was $412,462 for purchased software, which is being amortized over three years. The unamortized portion of software at December 31, 2010 and September 30, 2010 was $4,275 and $5,454, respectively.

Depreciation expense, excluding amortization of software, was $39,059 and $44,763 for the three months ended December 31, 2010 and 2009, respectively. Amortization of purchased software was $1,179 and $1,601 for the three months ended December 31, 2010 and 2009, respectively.

7. PATENTS

Patents consisted of the following:

	December 31, 2010	September 30, 2010
Cost	$484,974	$486,910
Accumulated amortization	(217,086)	(209,263)

Patents, net	$267,888	$277,647

Amortization expense for the Company’s patents was $8,066 and $9,557 for the three months ended December 31, 2010 and 2009, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first three months of fiscal 2011, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $1,748 and $20,195 during the three months ended December 31, 2010 and 2009, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2010	September 30, 2010
Payroll and related	$212,617	$1,180,173
Deferred revenue	2,167,759	273,954
Warranty reserve	214,321	245,106
Income Tax	—	105,858
Customer deposits	12,031	500
Other	39	9,115

Total	$2,606,767	$1,814,706

Deferred Revenue

Included in deferred revenue is $1,893,805 for customer prepayments for purchase orders that are expected to result in revenue during the quarter ended March 31, 2011. There were no similar deposits or prepayments at September 30, 2010.

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,
	2010	2009
Beginning balance	$245,106	$248,327
Warranty provision	(14,947)	53,166
Warranty settlements	(15,838)	(23,412)

Ending balance	$214,321	$278,081

9. INCOME TAXES

At December 31, 2010, the Company had federal net operating losses (“NOLs”) and related state NOLs, but in accordance with ASC 740, “Accounting for Income Taxes” recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the three months ended December 31, 2010 as the Company expects its annual effective tax rate to be zero.

10. COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company’s executive offices, research and development, assembly and operational facilities in San Diego, California, are occupied under a sublease agreement that commenced in January 2006 and was scheduled to expire May 31, 2011. The Company currently occupies approximately 23,698 square feet of office, laboratory, production and warehouse space with aggregate monthly payments of approximately $29,623, plus certain costs and charges specified in the sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. In August 2010, the Company entered into an amended sublease agreement which extends the original lease from May 31, 2011 to May 31, 2012 and reduces the aggregate monthly payment to approximately $17,774, plus other costs and charges as specified in the original lease.

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with a Federal Deposit Insurance Corporation (FDIC) guaranteed financial institution. Effective December 31, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd Frank Act) became effective which included a provision that required unlimited FDIC insurance for all funds in non-interest bearing transaction accounts for a two year period through December 31, 2012. The Company also has interest bearing Collateral Money Market accounts that are only secured up to $250,000 per depositor. The Company maintains additional cash in a money market account which is covered under the Securities Investor Protection Program (“SIPC”) which insures up to $500,000 of losses due to broker-dealer insolvency. SIPC insurance does not cover a decline in the market value of securities. The cash maintained in non-interest bearing and money market accounts could result in the Company maintaining account balances that are not fully insured by the FDIC in the future. The Company’s cash exposure at December 31, 2010 was approximately $3.9 million. The Company is looking at ways to minimize this as a result of the recent Dodd Frank Act.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2011 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan and it includes earnings from continuing and discontinued operations. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2010. During the three months ended December 31, 2010 the Company did not record any accrued bonus expense in connection with the 2011 plan due to losses incurred during this period. In fiscal 2010, the Company accrued $970,224 for bonuses and related payroll taxes based on the Company having achieved the bonus plan target levels, which was paid during the quarter ended December 31, 2010.

11. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2010, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. At September 30, 2010, there were options outstanding covering 4,389,742 shares of common stock under the 2005 Equity Plan and an additional 104,839 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2011:
Outstanding October 1, 2010	4,408,742	$2.50
Granted	110,000	$2.63
Canceled/expired	(58,500)	$3.75
Exercised	(70,500)	$1.35

Outstanding December 31, 2010	4,389,742	$2.50

Exercisable December 31, 2010	3,847,137	$2.63

Weighted average fair value of options granted during the year		$1.63

Options outstanding are exercisable at prices ranging from $0.46 to $4.81 and expire over the period from 2011 to 2015 with an average life of 2.25 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $3,258,878 and $2,637,212, respectively.

Share-Based Compensation

The Company recorded $113,303 and $148,744 of share-based compensation expense for the three months ended December 31, 2010 and 2009, respectively. The amounts of share-based compensation expense are classified in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2010	2009
Cost of revenue	$6,822	$21,639
Selling, general and administrative	88,186	113,051
Research and development	18,295	14,054

Total	$113,303	$148,744

The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2010 and 2009 was $1.63 and $1.00, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended December 31,
	2010	2009
Volatility	90.0% - 93.0%	81.0%
Risk-free interest rate	.99% - 1.46%	2.34%
Forfeiture rate	10.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.0	4.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed. The forfeiture rate was revised in the quarter ended December 31, 2010, from 20% to 10%, and a cumulative adjustment of $6,478 was recorded in this period.

Since the Company has a net operating loss carryforward as of December 31, 2010, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2010 and 2009.

As of December 31, 2010, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.8 years.

12. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the three months ended December 31, 2010:

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690

Issuance of common stock upon exercise of stock options	70,500	$1	$94,840		$94,841
Share-based compensation expense			113,303		113,303
Net loss for the period	—	—	—	(355,367)	(355,367)

Balances, December 31, 2010	30,685,289	$307	$80,967,015	$(70,776,855)	$10,190,467

Stock Purchase Warrants

At December 31, 2010, the Company had 1,640,509 shares purchasable under outstanding warrants at an exercise price of $2.67 that expire on February 6, 2011.

13. (LOSS) INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The Company’s losses for the three months ended December 31, 2010 cause the inclusion of potential common stock instruments outstanding to be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2010	2009
Basic
(Loss) income from continuing operations	$(436,887)	$1,851,842
Income (loss) from discontinued operations	81,520	(32,614)

(Loss) income available to common stockholders	$(355,367)	$1,819,228

Weighted average common shares outstanding (basic)	30,633,109	30,552,498

Basic (loss) income per common share, continuing operations	$(0.01)	$0.06

Basic loss per common share, discontinued operations	$0.00	$0.00

Basic (loss) income per common share	$(0.01)	$0.06

Diluted
(Loss) income from continuing operations	(436,887)	1,851,842
Income (loss) from discontinued operations	81,520	(32,614)

(Loss) income available to common stockholders	$(355,367)	$1,819,228

Weighted average common shares outstanding	30,633,109	30,552,498
Assumed exercise of options	—	577,902

Common and potential common shares	30,633,109	31,130,400

Diluted (loss) income per common share, continuing operations	$(0.01)	$0.06

Diluted loss per common share, discontinued operations	$0.00	$0.00

Diluted (loss) income per common share	$(0.01)	$0.06

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	6,030,251	5,036,904

14. MAJOR CUSTOMERS

For the three months ended December 31, 2010, revenues from two customers accounted for 21% and 13% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2010, accounts receivable from two customers accounted for 32% and 21% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2009, revenues from two customers accounted for 61% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2009, accounts receivable from one customer accounted for 83% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

15. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) on September 27, 2010.

Parametric’s historical results of operations relating to the HSS business have been presented as discontinued operations in the Condensed Consolidated Statement of Operations. The current and prior year Condensed Consolidated Balance Sheets also identify historical assets and liabilities as well as assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement. Based on the terms of the Separation and Distribution Agreement between Parametric and the Company, the Company has some limited continuing activity with regard to the HSS business after the distribution date which will give rise to continuing cash flows. The Company will continue to fulfill some transitional sales of the legacy HSS model H450 product for a short period of time (not expected to exceed six months) and then cash flows associated with the sales and production of this product are expected to cease.

The components of the Condensed Consolidated Statements of Operations which are presented as discontinued operations are as follows:

	Three Months Ended December 31,
	2010	2009
Total Revenues	$131,584	$95,801
Cost of Revenues	(50,064)	(62,405)
Operating expenses	—	(66,010)

Total income (loss) from discontinued operations	$81,520	$(32,614)

Income tax benefit	—	—

Income (loss) from discontinued operations	$81,520	$(32,614)

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

	December 31, 2010	September 30, 2010
Assets:
Accounts Receivable, less allowance of $222,864 each period for doubtful accounts	$998	$41,663
Inventories, net	70,854	70,854

Total current assets	$71,852	$112,517

Liabilities:
Accounts Payable	60	16,994
Customer deposits	219	2,913
Payroll and related	—	3,465
Warranty reserve	31,544	29,918

Total current liabilities	$31,823	$53,290

Net Assets	$40,029	$59,227

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below is presented to show the results of continuing operations only, and does not discuss the results of discontinued operations from our former HSS business (see Note 15 for further information on the discontinued operations). It should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2010.

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

In the quarter ended December 31, 2010, we had revenues of $2,205,389 compared to $5,250,068 in the quarter ended December 31, 2009. While revenues were lower than expected during the quarter, we had $12.8 million backorder as of December 31, 2010, which is scheduled to ship in the second fiscal quarter of 2011, and provide a basis for a strong start to the fiscal year. Most of the backorder is driven by a large order received from a foreign military in September 2010. On a quarter over quarter basis, our revenues are uneven, but our overall revenue trend continues to improve. Operating expenses continue to be favorable compared to prior year amounts.

In fiscal 2008, we completed the development and introduced our current generation of LRAD products called the LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of a potential intruder. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated infrastructure production. Our LRAD products have been competitively selected over other commercially available systems by the U.S. and certain foreign military. Our LRAD-X product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its acoustic hailing device (“AHD”) for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication. This unit is available in both fully-integrated and remotely-operated electronics.

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

•

LRAD 100X is a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. This unit is ideally suited for short-range perimeter security and communications.

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

During 2010, we developed two variations to our product line, the LRAD 300Xi and LRAD 1000Xi. These products have fully-integrated electronics and offer our customers a flexible option to our remotely-controlled LRAD 300X and LRAD 1000X. In 2010 and 2011, we have and will continue to focus on product cost reductions, feature enhancements and customized applications of existing products, and increased product certifications. We believe these products provide increased opportunities in government and commercial markets and allow our continued leadership in this market. We intend to continue to innovate during fiscal 2011 with consistent levels of expenditures for research and development.

Overall Business Outlook

In fiscal 2011, we anticipate our revenues will continue to grow, primarily due to the increased acceptance of our LRAD products, and a stronger sales channel. We believe we have a solid technology and product foundation for business growth. We are experiencing positive response to our expanding LRAD-X product line. We have strong market opportunities within the government, military and commercial maritime sectors due to increasing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we face challenges in fiscal 2011 due to international market conditions that continue to severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. budgeting process and restrictions that may be placed on government spending. As of February 2, 2011, the 2011 U.S. budget has not been approved and project spending is slowed. A further or continued deterioration in financial markets and confidence in major economies, or continued delays in approval of the U.S. budget could negatively impact the expected continued growth of our business.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2010. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Quarter ended
	December 31, 2010		December 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/(Decrease)
					Amount	%
Revenues	$2,205,389	100.0%	$5,250,068	100.0%	$(3,044,679)	(58.0%)
Cost of revenues	1,213,013	55.0%	2,224,896	42.4%	(1,011,883)	(45.5%)

Gross profit	992,376	45.0%	3,025,172	57.6%	(2,032,796)	(67.2%)
Operating Expenses:
Selling, general and administrative	1,053,727	47.8%	1,169,951	22.3%	(116,224)	(9.9%)
Research and development	379,220	17.2%	514,161	9.8%	(134,941)	(26.2%)

	1,432,947	65.0%	1,684,112	32.1%	(251,165)	(14.9%)

Income from operations	(440,571)	(20.0%)	1,341,060	25.5%	(1,781,631)	(132.9%)

Other Income	3,684	0.2%	596,280	11.4%	(592,596)	(99.4%)

Net income (loss) from continuing operations before provision for income taxes	$(436,887)	(19.8%)	$1,937,340	36.9%	$(2,374,227)	(122.6%)

The decrease in revenues was primarily attributable to the timing of LRAD shipments between quarters during the first half of fiscal 2011. While our shipments were low for the quarter ended December 31, 2010, we ended the quarter with a $12.8 million backorder for our LRAD products that is expected to ship in the second fiscal quarter, which we expect to result in strong forecasted first half revenues. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At December 31, 2010, we had aggregate deferred revenue of $2,167,759 representing $273,954 collected from a license agreement in advance of recognized earnings and $1,893,805 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit was primarily due to decreased revenue in the quarter and lower product margins due to mix, partially offset by higher fixed absorption due to the increased production levels to fulfill a large order received from a foreign military in September 2010.

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

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to $205,114 of lower sales commissions, $24,865 of favorable non-cash share-based compensation expense and $27,538 of favorable bonus expense based on not meeting estimated targets for the quarter. This was partially offset by a $72,146 increase in salaries due to an increase in business development staff, and a $76,739 increase in bad debt expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2010 and 2009 of $88,186 and $97,447, respectively.

We may expend additional resources on marketing and selling our products in future periods as we identify ways to optimize our potential opportunity. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The decrease in research and development expense was primarily due to a $105,016 reduction in product certification and development costs, $42,154 reduction in accrued bonuses based on not meeting estimated targets for the current quarter and an offsetting $23,403 increase in salaries.

Included in research and development expenses for the three months ended December 31, 2010 and 2009 was $18,295 and $18,547 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $1,748 during the quarter ended December 31, 2010, compared to an impairment of $20,195 in the three months ended December 31, 2009.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2009 and 2010 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues, partially offset by favorable operating expense.

Other Income

During the three months ended December 31, 2010, we earned $3,637 more in interest income on our cash and cash equivalents balances and $783 less in interest expense compared to the three months ended December 31, 2009. In the quarter ended December 30, 2009, we recorded $597,016 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the three months ended December 31, 2010.

Net Income

The decrease in net income was primarily the result of lower revenues in the quarter and the reduction of the unrealized gain on derivative revaluation related to warrant instruments, partially offset by lower operating expenses. In addition, we did not record an income tax provision during the quarter ended December 31, 2010, compared to a provision of $85,498 in the quarter ended December 31, 2009.

Liquidity and Capital Resources

We used cash of $2,001,430 in operating activities from continuing operations in the three months ended December 31, 2010. This includes $3,031,250 of cash we pledged to support bank guarantees related to a customer sales contract, which has been reclassified as “restricted cash”, and which reduced our operating cash balance by this amount. Cash and cash equivalents at December 31, 2010 was $3,608,283 compared to $5,421,167 at September 30, 2010. The decrease in cash and cash equivalents was primarily the result of the reclassification to restricted cash indicated above, offsetting prepayments received from our customers and the collection of accounts receivable during the three months ended December 31, 2010. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

At December 31, 2010 and 2009, our current assets exceeded our current liabilities by $9,126,962 and $9,818.198, respectively.

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

Based on our current cash position and our order backorder, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the next twelve months. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Operating Activities

Our net cash used in operating activities from continuing operations was $2,001,430 for the three months ended December 31, 2010 compared to $294,096 used in operating activities for the three months ended December 31, 2009. Net cash provided by operating activities for the three months ended December 31, 2010 included $2,204,760 from reduced accounts receivable, $1,268,445 from increased accounts payable and $822,846 from increased accrued liabilities, which includes $1,893,805 received as customer deposits offset by a reduction of payroll liabilities of $967,556 primarily for the payout of the fiscal year 2010 bonus payment in the first quarter of 2011. Our net cash used in operating activities included $355,367 of net loss decreased by expenses not requiring the use of cash of $165,665, $3,031,250 for transfers to restricted cash, $2,968,193 for increased inventory, $10,978 for increased prepaid expenses and other and $15,838 for increased warranty settlements. Operating cash usage from continuing operations during the three months ended December 31, 2009 included $969,824 for increased accounts receivable, $794,507 for reduced accrued liabilities, which includes the payment of the fiscal year 2009 bonus payment, $81,505 for increased inventory, $86,752 for increased prepaid expenses and other and $23,412 for increased warranty settlements. Net cash provided by operating activities for the three months ended December 31, 2009 included net income of $1,819,228, reduced by expenses not requiring the use of cash of $581,539, and $228,591 from an increase in accounts payable.

At December 31, 2010, we had net accounts receivable of $1,927,239, compared to $4,187,999 in accounts receivable at September 30, 2010. The level of trade accounts receivable at December 31, 2010 represented approximately 80 days of revenue, compared to 74 days of revenue for the quarter ended September 30, 2010. The increase in days of revenue is due to slightly slower payment practices than the previous quarter. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new or existing patents. Cash used in investing activities for equipment was $6,958 for the three months ended December 31, 2010 and $8,147 for the three months ended December 31, 2009. Cash used for investment in patents was $55 for the three months ended December 31, 2010 and $3,248 for the three months ended December 31, 2009. We anticipate some additional expenditures for equipment and patents during the balance of fiscal year 2011.

Financing Activities

In the three months ended December 31, 2010, we received proceeds of $94,841 from the exercise of stock options. No proceeds were received from the exercise of stock options in the three months ended December 31, 2009.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

As a Smaller Reporting Company as defined by Rule12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated February 2, 2011 regarding fiscal Q1 2011 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: February 2, 2011	By:	/S/ KATHERINE H. MCDERMOTT

Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)