Form 10-Q
period 2011-03-31
LRAD Corp
filed 2011-05-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 3, 2011 was 32,330,234.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	September 30,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,396,442	$5,421,167
Restricted cash	2,425,000	—
Accounts receivable, less allowance of $32,000 and $0 for doubtful accounts	2,414,444	4,187,999
Inventories, net	3,278,759	2,784,098
Prepaid expenses and other	798,338	204,687
Assets of discontinued operations	81,352	112,517

Total current assets	20,394,335	12,710,468

Restricted cash	606,250	—
Property and equipment, net	78,238	124,353
Patents, net	241,957	277,647
Prepaid expenses - noncurrent	1,370,765	58,265

Total assets	$22,691,545	$13,170,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858,464	$965,047
Accrued liabilities	1,459,766	1,814,706
Liabilities of discontinued operations	19,537	53,290

Total current liabilities	2,337,767	2,833,043
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,330,234 and 30,614,789 shares issued and outstanding, respectively	323	306
Additional paid-in capital	85,426,048	80,758,872
Accumulated deficit	(65,072,593)	(70,421,488)

Total stockholders’ equity	20,353,778	10,337,690

Total liabilities and stockholders’ equity	$22,691,545	$13,170,733

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		For the six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Product sales	$15,297,871	$3,279,102	$17,435,860	$8,456,767
Contract and other	205,204	23,383	272,603	95,785

Total revenues	15,503,075	3,302,485	17,708,463	8,552,552
Cost of revenues	4,635,260	1,475,551	5,848,273	3,700,447

Gross profit	10,867,815	1,826,934	11,860,190	4,852,105

Operating expenses:
Selling, general and administrative	4,390,379	1,255,722	5,444,105	2,425,673
Research and development	665,690	473,869	1,044,910	988,030

Total operating expenses	5,056,069	1,729,591	6,489,015	3,413,703

Income from operations	5,811,746	97,343	5,371,175	1,438,402

Other income:
Interest income	4,506	46	8,190	93
Finance expense	—	(782)	—	(1,565)
Unrealized gain on derivative revaluation	—	76,510	—	673,526

Total other income	4,506	75,774	8,190	672,054

Income from continuing operations before income taxes	5,816,252	173,117	$5,379,365	2,110,456
Provision for income taxes	(112,095)	(10,231)	(112,095)	(95,729)

Income from continuing operations	5,704,157	162,886	5,267,270	2,014,727
Income (loss) from discontinued operations	105	937	81,625	(31,676)

Net income	$5,704,262	$163,823	$5,348,895	$1,983,051

Net income per common share - continuing operations:
Basic	$0.18	$0.01	$0.17	$0.06
Diluted	$0.17	$0.01	$0.17	$0.06
Net income (loss) per common share - discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)
Net income per common share:
Basic	$0.18	$0.01	$0.17	$0.06
Diluted	$0.17	$0.01	$0.17	$0.06
Weighted average common shares outstanding
Basic	31,687,779	30,535,207	31,154,649	30,566,833

Diluted	32,606,414	30,611,648	32,068,244	31,152,482

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	March 31,
	2011	2010
Operating Activities:
Net income	$5,348,895	$1,983,051
Less: Net income (loss) from discontinued operations	81,625	(31,676)

Income from continuing operations	5,267,270	2,014,727
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	83,992	108,024
Provision for doubtful accounts	(24,000)	—
Warranty provision	106,258	53,670
Inventory obsolescence	18,861	25,928
Share-based compensation	210,670	273,654
Loss on impairment of patents	20,433	29,946
Unrealized gain on derivative revaluation	—	(673,526)
Changes in assets and liabilities:
Restricted cash	(3,031,250)	—
Accounts receivable	1,797,555	339,428
Inventories	(513,522)	281,880
Prepaid expenses and other	(593,651)	1,960
Prepaid expenses - noncurrent	(1,312,500)	—
Accounts payable	(106,583)	(451,282)
Warranty settlements	(21,327)	(43,026)
Accrued liabilities	(439,871)	(827,910)

Net cash provided by operating activities of continuing operations	1,462,335	1,133,473
Net cash provided by operating activities of discontinued operations	79,037	203,853

Net cash provided by operating activities	1,541,372	1,337,326

Investing Activities:
Purchase of equipment	(21,859)	(16,147)
Patent costs paid	(761)	(11,827)

Net cash used in investing activities	(22,620)	(27,974)

Financing Activities:
Proceeds from exercise of common stock warrants	4,346,613	—
Proceeds from exercise of stock options	109,910	28,818

Net cash provided by financing activities	4,456,523	28,818

Net increase in cash and cash equivalents	5,975,275	1,338,170
Cash and cash equivalents, beginning of period	5,421,167	5,102,502

Cash and cash equivalents, end of period	$11,396,442	$6,440,672

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1,565

Cash paid for taxes	$209,550	$91,060

Noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$—	$747,917

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

3. FAIR VALUE MEASUREMENTS

At March 31, 2011, there was no difference between the carrying value and fair market value of the Company’s cash and cash equivalents. For certain financial instruments, including accounts receivable accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

4. RESTRICTED CASH

At March 31, 2011, the Company’s assets include restricted cash in the amounts of $2,425,000 and $606,250, respectively, which are classified as current assets and noncurrent assets, as these amounts are pledged to support bank guarantees issued on a sales contract under which products were delivered in the quarter ended March 31, 2011. The current asset portion of the collateral has a term of less than one year and the long-term portion, securing the Company’s warranty obligation, has a term of greater than one year. As the terms of the contract are fulfilled, the funds will become unrestricted and transferred to cash and cash equivalents. As of March 31, 2011, obligations for $1,818,750 of the bank guarantees have been fulfilled and are in the process of clearing the restrictions through the banks. These assets are carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2011	2010
Finished goods	$731,959	$704,097
Work in process	310,354	53,611
Raw materials	2,539,913	2,349,738

	3,582,226	3,107,446
Reserve for obsolescence	(303,467)	(323,348)

Total, net	$3,278,759	$2,784,098

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2011	2010
Machinery and equipment	$496,675	$481,514
Office furniture and equipment	784,486	777,788
Leasehold improvements	262,258	262,258

	1,543,419	1,521,560
Accumulated depreciation	(1,465,181)	(1,397,207)

Property and equipment, net	$78,238	$124,353

Depreciation expense was $67,974 and $89,405 for the six months ended March 31, 2011 and 2010, respectively.

7. PATENTS

Patents consisted of the following:

	March 31,	September 30,
	2011	2010
Cost	$460,587	$486,910
Accumulated amortization	(218,630)	(209,263)

Patents, net	$241,957	$277,647

Amortization expense for the Company’s patents was $16,018 and $18,619 for the six months ended March 31, 2011 and 2010, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first six months of fiscal 2011, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $20,433 and $29,946 during the six months ended March 31, 2011 and 2010, respectively.

8. PREPAID EXPENSES

Prepaid expenses included an aggregate of $1,500,000 of prepaid costs associated with the Company’s obligations under a sales contract to a foreign military to provide repair and maintenance services over an eight year period for products sold under this contract. The total prepaid expense will be amortized on a straight-line basis at an annual rate of $187,500 over this eight year period, and will be recognized as a component of cost of sales. Accordingly, as of March 31, 2011, $187,500 of the total prepayment was classified as a current asset and $1,312,500 was classified as noncurrent.

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2011	2010
Payroll and related	$812,855	$1,180,173
Deferred revenue	306,941	273,954
Warranty reserve	330,037	245,106
Income Tax	8,403	105,858
Customer deposits	1,530	500
Other	—	9,115

Total	$1,459,766	$1,814,706

Deferred Revenue

Deferred revenue at March 31, 2011 includes $270,941 collected from a license agreement in advance of recognized revenue and $36,000 of customer prepayments.

Warranty Reserve

Changes in the warranty reserve during the six months ended March 31, 2011 and 2010 were as follows:

	Three Month Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Beginning balance	$214,321	$278,081	$245,106	$248,327
Warranty provision	121,205	504	106,258	53,670
Warranty settlements	(5,489)	(19,614)	(21,327)	(43,026)

Ending balance	$330,037	$258,971	$330,037	$258,971

10. INCOME TAXES

At March 31, 2011, the Company had federal net operating losses (“NOLs”) and related state NOLs, but in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded a tax provision of $112,095 during the three months ended March 31, 2011 based upon the estimated annual tax rate. The tax provision includes federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs. California state taxes resulting from the suspension of net operating losses for the 2010 tax year have been offset by a state tax R&D credit.

The effective tax rate is lower than the statutory rate as any income recognized for the tax year will permit a decrease in the valuation allowance for net operating losses offset by the AMT and the temporary suspension of California loss carryforwards.

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions. The Company expects during the next twelve months to update unrecognized R&D tax benefits not currently recognized in deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with a Federal Deposit Insurance Corporation (“FDIC”) insured financial institution. Effective December 31, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) became effective which included a provision that provided for unlimited FDIC insurance for all funds in non-interest bearing transaction accounts for the two year period through December 31, 2012. The Company also has interest bearing collateral money market accounts that are only secured up to $250,000 per depositor. The Company maintains additional cash in a money market account which is covered under the Securities Investor Protection Program (“SIPC”) which insures up to $500,000 of losses due to broker-dealer insolvency. SIPC insurance does not cover a decline in the market value of securities. The Company’s exposure for amounts in excess of insured limits at March 31, 2011 was approximately $3.9 million out of total cash of $14.4 million, most of which is required to be held in collateral accounts to secure bank guarantees for a specific time period.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2011 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan and it includes earnings from continuing and discontinued operations. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2010. During the six months ended March 31, 2011 the Company recorded accrued bonus expense of $583,202 in connection with the 2011 plan, compared to $218,218 recorded in the same period of the prior year.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2011, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At March 31, 2011, there were options outstanding covering 4,274,742 shares of common stock under the 2005 Equity Plan and an additional 202,839 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2011:

	Number	Weighted Average
	of Shares	Exercise Price
Fiscal 2011:
Outstanding October 1, 2010	4,408,742	$2.50
Granted	122,500	$2.59
Canceled/expired	(169,000)	$3.55
Exercised	(87,500)	$1.26

Outstanding March 31, 2011	4,274,742	$2.48

Exercisable March 31, 2011	3,800,515	$2.59

Weighted average fair value of options granted during the year		$1.61

Options outstanding are exercisable at prices ranging from $0.46 to $4.81 and expire over the period from 2011 to 2016 with an average life of 2.06 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 was $3,442,567 and $2,866,009, respectively.

Share-Based Compensation

The Company recorded $210,670 and $273,654 of share-based compensation expense for the six months ended March 31, 2011 and 2010, respectively. The amounts of share-based compensation expense are classified in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of revenue	$6,330	$5,627	$13,152	$27,266
Selling, general and administrative	76,831	105,231	165,017	218,283
Research and development	14,206	14,051	32,501	28,105

Total	$97,367	$124,909	$210,670	$273,654

The weighted-average estimated fair value of employee stock options granted during the six months ended March 31, 2011 and 2010 was $1.61 and $1.06, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2011	2010
Volatility	89.0% - 93.0%	80.0% - 82.0%
Risk-free interest rate	.99% - 1.77%	1.17% - 2.36%
Forfeiture rate	10.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 4.0	3.4 - 4.9

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed. The forfeiture rate was revised in the quarter ended December 31, 2010, from 20% to 10%, and a cumulative adjustment of $6,478 was recorded in that period.

Since the Company has a net operating loss carryforward as of March 31, 2011, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2011 and 2010.

As of March 31, 2011, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.7 years.

13. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the six months ended March 31, 2011:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690

Issuance of common stock:
Upon exercise of stock options	87,500	$1	$109,909	$—	$109,910
Upon exercise of warrants (net of offering costs of $2,164,773)	1,627,945	16	2,181,824	—	2,181,840
Issuance of warrants	—	—	2,164,773	—	2,164,773
Share-based compensation expense	—	—	210,670	—	210,670
Net income for the period	—	—	—	5,348,895	5,348,895

Balances, March 31, 2011	32,330,234	$323	$85,426,048	$(65,072,593)	$20,353,778

Stock Purchase Warrants

During the six months ended March 31, 2011, 1,627,945 stock purchase warrants originally issued on August 7, 2006 (the “2006 Warrants”) were exercised at a price of $2.67 for total proceeds of $4,346,613. The remaining 12,564 of the 2006 Warrants expired. On February 4, 2011, in consideration of the Warrant Holders exercising the 2006 Warrants at an exercise price above the current market price of the Company’s common stock, the Company issued to the Warrant Holders new warrants exercisable for an aggregate of 1,627,945 shares of common stock at an exercise price of $2.67 per share (the “2011 Warrants”). The 2011 Warrants are exercisable from August 4, 2011 through February 4, 2016. The fair value of the 2011 Warrants, which was recorded as an offset to the proceeds from the exercise of the 2006 Warrants, was estimated to be $2,164,773 using a Black-Scholes pricing model, assuming a 5.0 year expected life, a volatility of 88.5%, a risk-free interest rate of 2.26% and no expected forfeitures or dividend yield.

The Company entered into a Registration Rights Agreement with the Warrant Holders. Under this agreement, the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement is not declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the company will be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised.

On March 2, 2011, the Company filed a registration statement on Form S-3, which satisfied its initial registration obligations under this agreement. On April 7, 2011, this registration statement became effective, which satisfied the 90 day effectiveness obligation.

14. INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic
Income from continuing operations	$5,704,157	$162,886	$5,267,270	$2,014,727
Income (loss) from discontinued operations	105	937	81,625	(31,676)

Income available to common stockholders	$5,704,262	$163,823	$5,348,895	$1,983,051

Weighted average common shares outstanding (basic)	31,687,779	30,535,207	31,154,649	30,566,833

Basic income per common share, continuing operations	$0.18	$0.01	$0.17	$0.06

Basic income per common share, discontinued operations	$0.00	$0.00	$0.00	$(0.00)

Basic income per common share	$0.18	$0.01	$0.17	$0.06

Diluted
Income from continuing operations	$5,704,157	$162,886	$5,267,270	$2,014,727
Income (loss) from discontinued operations	105	937	81,625	(31,676)

Income available to common stockholders	$5,704,262	$163,823	$5,348,895	$1,983,051

Weighted average common shares outstanding	31,687,779	30,535,207	31,154,649	30,566,833
Assumed exercise of options & warrants	918,635	76,441	913,595	585,649

Common and potential common shares	32,606,414	30,611,648	32,068,244	31,152,482

Diluted income per common share, continuing operations	$0.17	$0.01	$0.17	$0.06

Diluted income (loss) per common share, discontinued operations	$0.00	$0.00	$0.00	$(0.00)

Diluted income per common share	$0.17	$0.01	$0.17	$0.06

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	3,848,645	4,883,904	3,848,645	4,883,904

15. MAJOR CUSTOMERS

For the three and six months ended March 31, 2011, revenues from one customer accounted for 78% and 68% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2011, accounts receivable from three customers accounted for 25%, 17% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three and six months ended March 31, 2010, revenues from one customer accounted for 38% and 52% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2010, accounts receivable from three customers accounted for 15%, 14% and 14% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

16. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010.

The historical results of operations relating to the HSS business have been presented as discontinued operations in the Condensed Consolidated Statement of Operations. The current and prior year Condensed Consolidated Balance Sheets also identify historical assets and liabilities as well as assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement. Based on the terms of the Separation and Distribution Agreement between Parametric and the Company, the Company has some limited continuing activity with regard to the HSS business after the distribution date which will give rise to continuing cash flows. The Company will continue to fulfill some transitional sales of the legacy HSS model H450 product for a short period of time and then cash flows associated with the sales and production of this product are expected to cease. The components of the Condensed Consolidated Statements of Operations which are presented as discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total Revenues	$10,900	$254,365	$142,484	$350,167
Cost of Revenues	(10,795)	(207,717)	(60,859)	(270,122)
Operating expenses	—	(45,711)	—	(111,721)

Total income (loss) from discontinued operations	$105	$937	$81,625	$(31,676)

Income tax benefit	—	—	—	—

Income (loss) from discontinued operations	$105	$937	$81,625	$(31,676)

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

	March 31,	September 30,
	2011	2010
Assets:
Accounts receivable	$488	$41,663
Inventories, net	80,864	70,854

Total current assets	$81,352	$112,517

Liabilities:
Accounts payable	$—	$16,994
Customer deposits	—	2,913
Payroll and related	—	3,465
Warranty reserve	19,537	29,918

Total current liabilities	$19,537	$53,290

Net assets	$61,815	$59,227

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below is presented to show the results of continuing operations only, and does not discuss the results of discontinued operations from our former HSS business (see Note 16 for further information on the discontinued operations). It should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2010.

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

In the quarter ended March 31, 2011, we had revenues of $15,503,075 compared to $3,302,485 in the quarter ended March 31, 2010. The strong revenue growth resulted from the delivery of a $12.1 million shipment to a foreign military customer. The agreement with this customer also includes an annual maintenance contract which will begin in the quarter ended June 2012 and continue for seven years. The total value of this seven year maintanance contract is $5.5 million. Gross margin for the quarter was also strong at 70% of net revenues, but we incurred incremental commission expense for our sales partner related to the foreign military contract in the amount of $3,062,000. We have had lower than expected orders from the U.S. Military due to delays in finalizing the fiscal 2011 U.S. budget, but we expect this to improve in the second half of the fiscal year with final approval of the fiscal 2011 U.S. budget received in April 2011. On a quarter over quarter basis, our revenues are expected to remain uneven, but our overall year over year revenue trend continues to improve.

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called the LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of a potential intruder. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated infrastructure production. Our LRAD products have been competitively selected over other commercially available systems by the U.S. and certain foreign military. Our LRAD-X product line includes the following:

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

•

LRAD-RX—selected by the U.S. Navy in 2010 in a competitive bid process for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and IP-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution.

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

Overall Business Outlook

In fiscal 2011, we anticipate strong growth over the fiscal 2010, primarily due to the increased global acceptance of our LRAD products, and a stronger sales channel. We believe we have a solid technology and product foundation for business growth. We are experiencing positive responses to our expanding LRAD-X product line. We have strong market opportunities within the government, military and commercial maritime sectors due to increasing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we face challenges in fiscal 2011 due to international market conditions that continue to severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. budgeting process and restrictions that may be placed on government spending. The fiscal 2011 U.S. budget was not approved until April 2011 and it is unknown how the fiscal 2012 U.S. budget will be affected. A further or continued deterioration in financial markets and confidence in major economies, or continued delays in U.S. government spending could negatively impact the expected continued growth of our business.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Quarter ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues	$15,503,075	100.0%	$3,302,485	100.0%	$12,200,590	369.4%
Cost of revenues	4,635,260	29.9%	1,475,551	44.7%	3,159,709	214.1%

Gross profit	10,867,815	70.1%	1,826,934	55.3%	9,040,881	494.9%

Operating Expenses:
Selling, general and administrative	4,390,379	28.3%	1,255,722	38.0%	3,134,657	249.6%
Research and development	665,690	4.3%	473,869	14.3%	191,821	40.5%

	5,056,069	32.6%	1,729,591	52.4%	3,326,478	192.3%

Income from operations	5,811,746	37.5%	97,343	2.9%	5,714,403	5870.4%

Other Income	4,505	0.0%	75,774	2.3%	(71,269)	(94.1%)

Net income from continuing operations before provision for income taxes	$5,816,251	37.5%	$173,117	5.2%	$5,643,134	3259.7%

The increase in revenues was primarily attributable to the shipment of $12.1 million of LRAD systems to a foreign military during the quarter. Aside from this order, remaining revenues were approximately flat to the same quarter in the prior year. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At March 31, 2011, we had aggregate deferred revenue of $306,941 representing $270,941 collected from a license agreement in advance of recognized revenue and $36,000 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit was primarily due to increased revenue in the quarter, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels to fulfill the large foreign military order.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

The increase in selling general and administrative expenses was primarily attributed to $2,915,046 increase in sales commissions, primarily related to the foreign military sale, $274,856 increase in bonus expense based on our expectations for meeting our annual performance targets and $64,993 for increased salaries due to an increase in business development staff, offset by $50,819 in bad debt recovery for collecting on previously reserved receivables and $57,903 for favorable marketing expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2011 and 2010 of $76,831 and $105,231, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses will fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to an increase of $123,844 for bonus expense based on our expectations for meeting our annual performance targets, $44,620 due to a temporary staffing increase and $18,191 for increased product development costs.

Included in research and development expenses for the three months ended March 31, 2011 and 2010 was $14,206 and $14,051 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the second fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $18,685 during the quarter ended March 31, 2011, compared to an impairment of $7,317 in the three months ended March 31, 2010.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2009 and 2010 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Income from Operations

The increase in income from operations was primarily attributable to the increase in revenues and gross margin, partially offset by increased operating expense.

Other Income

During the three months ended March 31, 2011, we earned $4,459 more in interest income on our cash and cash equivalents balances and incurred $782 less in interest expense compared to the three months ended March 31, 2010. In the quarter ended March 31, 2010, we recorded $76,510 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the three months ended March 31, 2011.

Net Income

The increase in net income was primarily the result of higher revenues and gross margin in the quarter, partially offset by increased operating expenses and the reduction of the unrealized gain on derivative revaluation related to warrant instruments. In addition, we recorded an income tax provision of $112,095 during the quarter ended March 31, 2011, compared to a provision of $10,231 in the quarter ended March 31, 2010.

Comparison of Results of Operations for the Six Months Ended March 31, 2011 and 2010

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues	$17,708,463	100.0%	$8,552,552	100.0%	$9,155,911	107.1%
Cost of revenues	5,848,273	33.0%	3,700,447	43.3%	2,147,826	58.0%

Gross profit	11,860,190	67.0%	4,852,105	56.7%	7,008,085	144.4%

Operating Expenses:
Selling, general and administrative	5,444,105	30.7%	2,425,673	28.4%	3,018,432	124.4%
Research and development	1,044,910	5.9%	988,030	11.6%	56,880	5.8%

	6,489,015	36.6%	3,413,703	39.9%	3,075,312	90.1%

Income from operations	5,371,175	30.3%	1,438,402	16.8%	3,932,773	273.4%

Other Income	8,190	0.0%	672,054	7.9%	(663,864)	(98.8%)

Net income from continuing operations before provision for income taxes	$5,379,365	30.4%	$2,110,456	24.7%	$3,268,909	154.9%

The increase in revenues was primarily attributable to the shipment of $12.1 million of LRAD systems to a foreign military during the quarter. Other year to date sales were lower than expected due to delays in the approval of the 2011 2011 U.S. budget which slowed spending. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At March 31, 2011, we had aggregate deferred revenue of $306,941 representing $270,941 collected from a license agreement in advance of recognized revenue and $36,000 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit was primarily due to increased revenue in the quarter, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels during the first two quarters to fulfill the large foreign military order.

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

Selling, General and Administrative Expenses

The increase in selling general and administrative expenses was primarily attributed to an increase of $2,709,931 for sales commission, primarily related to the foreign military sale, $247,318 increase in bonus expense based on our expectations for meeting our annual performance targets and a $137,446 increase in salaries due to an increase in business development staff, offset by a reduction of $55,951 for marketing expenses and $53,266 for favorable non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2011 and 2010 of $165,017 and $218,283, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses may fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to an $81,690 increase in accrued bonuses based on our expectations for meeting our annual performance targets and $68,023 due to a temporary staffing increase, offset by a reduction of $86,825 in product certification costs.

Included in research and development expenses for the six months ended March 31, 2011 and 2010 was $32,501 and $28,105 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $20,433 during the six months ended March 31, 2011, compared to an impairment of $27,513 in the six months ended March 31, 2010.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2009 and 2010 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Income from Operations

The increase in income from operations was primarily attributable to the increase in revenues and gross margin, partially offset by increased operating expense.

Other Income

During the six months ended March 31, 2011, we earned $8,097 more in interest income on our cash and cash equivalents balances and incurred $1,565 less in interest expense compared to the six months ended March 31, 2010. In the six months ended March 31, 2010, we recorded $673,526 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the six months ended March 31, 2011.

Net Income

The increase in net income was primarily the result of increased revenues and gross margins, partially offset by increased operating expenses and the reduction of the unrealized gain on derivative revaluation related to warrant instruments. In addition, we recorded an income tax provision of $112,095 during the six months ended March 31, 2011, compared to a provision of $95,729 in the six months ended March 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2011 was $11,396,492, compared to $5,421,167 at September 30, 2010. In addition, at March 31, 2011, we had $3,031,250 of cash which we pledged to support bank guarantees related to a customer sales contract that was previously included as cash and cash equivalents and reclassified as “restricted cash” in the quarter ended December 31, 2010. The increase in cash and cash equivalents was primarily the result of the exercise of our 2006 common stock warrants, which generated $4,346,613 in cash, and $4,493,585 from operating activities from continuing operations in the six months ended March 31, 2011, which was offset by the $3,031,250 reclassified as restricted cash as described above. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

At March 31, 2011 and 2010, exclusive of discontinued operations, our current assets exceeded our current liabilities by $17,994,753 and $9,818,198, respectively.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities from continuing operations was $1,462,335 for the six months ended March 31, 2011 compared to $1,133,472 generated from operating activities for the six months ended March 31, 2010. Net cash provided by operating activities for the six months ended March 31, 2011 included $5,348,895 of net income, increased by expenses not requiring the use of cash of $416,214 and $1,797,555 from reduced accounts receivable. Our net cash used in operating activities included $3,031,250 for transfers to restricted cash, $1,312,500 for prepaid expenses – noncurrent and $593,651 for increased current prepaid expenses and other, both of which include some prepaid warranty services to support our foreign military contract, $513,522 for increased inventory, $439,871 for reduced accrued liabilities, which includes a reduction of payroll liabilities for the payout of the fiscal year 2010 bonus payment in the first quarter of 2011 and an increase for the 2011 bonus accrual as well as increased income tax liability and warranty liability due to higher volume shipments, $106,583 from increased accounts payable and $21,327 for increased warranty settlements. Operating cash provided by continuing operations during the six months ended March 31, 2010 included net income of $1,983,051, reduced by expenses not requiring the use of cash of $182,305, $339,428 for reduced accounts receivable, $281,880 for reduced inventory and $1,960 for reduced prepaid expenses and other. Net cash used in operating activities for the six months ended March 31, 2010 included $827,910 for reduced accrued liabilities, which includes the payment of the fiscal year 2009 bonus payment, $451,282 for decreased accounts payable and $43,026 for increased warranty settlements.

At March 31, 2011, we had net accounts receivable of $2,414,444, compared to $4,187,999 in accounts receivable at September 30, 2010. The level of trade accounts receivable at March 31, 2011 represented approximately 14 days of revenue, compared to 74 days of revenue for the quarter ended September 30, 2010. The reduction in days of revenue is due to fast payment through a letter of credit from our foreign military customer during the current period. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new or existing patents. Cash used in investing activities for equipment was $21,859 for the six months ended March 31, 2011 and $16,147 for the six months ended March 31, 2010. Cash used for investment in patents was $761 for the six months ended March 31, 2011 and $8,263 for the six months ended March 31, 2010. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2011.

Financing Activities

In the six months ended March 31, 2011, we received proceeds of $4,346,613 from the exercise of stock warrants and $109,910 from the exercise of stock options. We received $28,818 from the exercise of stock options in the six months ended March 31, 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

4.1	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

4.2	Form of Warrant Amendment, effective as of February 4, 2011. *

10.1	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 4, 2011.

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated May 4, 2011 regarding fiscal Q2 2011 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: May 4, 2011	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)