Form 10-Q
period 2011-06-30
LRAD Corp
filed 2011-08-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 27, 2011 was 32,360,614.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	September 30,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,062,325	$5,421,167
Accounts receivable	2,217,367	4,187,999
Inventories, net	3,683,357	2,784,098
Prepaid expenses and other	736,200	204,687
Assets of discontinued operations	48,184	112,517

Total current assets	19,747,433	12,710,468

Restricted cash	606,250	—
Property and equipment, net	74,371	124,353
Patents, net	234,014	277,647
Prepaid expenses - noncurrent	1,323,890	58,265

Total assets	$21,985,958	$13,170,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467,164	$965,047
Accrued liabilities	1,445,842	1,532,242
Liabilities of discontinued operations	20,174	53,290

Total current liabilities	1,933,180	2,550,579

Other liabilities - noncurrent	278,071	282,464

Total liabilities	2,211,251	2,833,043

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,344,314 and 30,614,789 shares issued and outstanding, respectively	323	306
Additional paid-in capital	85,530,811	80,758,872
Accumulated deficit	(65,756,427)	(70,421,488)

Total stockholders’ equity	19,774,707	10,337,690

Total liabilities and stockholders’ equity	$21,985,958	$13,170,733

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$2,261,047	$2,902,937	$19,696,907	$11,359,704
Contract and other	120,836	27,049	393,439	122,834

Total revenues	2,381,883	2,929,986	20,090,346	11,482,538
Cost of revenues	1,477,023	1,457,210	7,325,296	5,157,657

Gross profit	904,860	1,472,776	12,765,050	6,324,881

Operating expenses:
Selling, general and administrative	1,118,729	991,457	6,562,834	3,417,130
Research and development	514,178	460,899	1,559,088	1,448,929

Total operating expenses	1,632,907	1,452,356	8,121,922	4,866,059

(Loss) income from operations	(728,047)	20,420	4,643,128	1,458,822

Other income (expense):
Interest income (expense)	4,495	130	12,685	(1,342)
Unrealized gain on derivative revaluation	—	74,293	—	747,819

Total other income	4,495	74,423	12,685	746,477

(Loss) income from continuing operations before income taxes	(723,552)	94,843	$4,655,813	2,205,299
Income tax benefit (provision)	38,112	(11,487)	(73,983)	(107,216)

(Loss) income from continuing operations	(685,440)	$83,356	4,581,830	$2,098,083
Income (loss) from discontinued operations	1,606	(15,629)	83,231	(47,305)

Net (loss) income	$(683,834)	$67,727	$4,665,061	$2,050,778

Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.02)	$0.00	$0.15	$0.07
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Total net income (loss) per common share - basic and diluted	$(0.02)	$0.00	$0.15	$0.07

Weighted average common shares outstanding
Basic	32,335,846	30,611,456	30,616,660	30,581,706

Diluted	32,335,846	31,104,864	31,560,456	31,136,608

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2011	2010
Operating Activities:
Net income	$4,665,061	$2,050,778
Less: Net income (loss) from discontinued operations	83,231	(47,305)

Income from continuing operations	4,581,830	2,098,083
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	115,361	155,665
Provision for doubtful accounts	(24,000)	—
Warranty provision	109,900	40,866
Inventory obsolescence	18,861	36,971
Share-based compensation	306,987	350,216
Loss on impairment of patents	20,660	47,850
Unrealized gain on derivative revaluation	—	(747,819)
Changes in assets and liabilities:
Restricted cash	(606,250)	—
Accounts receivable	1,994,632	(388,902)
Inventories	(918,120)	(405,703)
Prepaid expenses and other	(531,513)	(75,825)
Prepaid expenses - noncurrent	(1,265,625)	—
Accounts payable	(497,883)	23,048
Warranty settlements	(32,983)	(67,425)
Accrued liabilities	(167,710)	(746,420)

Net cash provided by operating activities of continuing operations	3,104,147	320,605
Net cash provided by operating activities of discontinued operations	114,448	284,032

Net cash provided by operating activities	3,218,595	604,637

Investing Activities:
Purchase of equipment	(41,645)	(61,350)
Patent costs paid	(761)	(6,660)

Net cash used in investing activities	(42,406)	(68,010)

Financing Activities:
Proceeds from exercise of common stock warrants	4,346,613	—
Proceeds from exercise of stock options	118,356	28,818

Net cash provided by financing activities	4,464,969	28,818

Net increase in cash and cash equivalents	7,641,158	565,445
Cash and cash equivalents, beginning of period	5,421,167	5,102,502

Cash and cash equivalents, end of period	$13,062,325	$5,667,947

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$108	$1,565

Cash paid for taxes	$222,175	$91,060

Noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$—	$747,917

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

Discontinued Operations

The financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations for the HSS business conducted prior to the spin-off, as well as some continued activity by the Company to fulfill remaining sales and warranty obligations following the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying Condensed Consolidated Statement of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

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

3. FAIR VALUE MEASUREMENTS

At June 30, 2011, there was no difference between the carrying value and fair market value of the Company’s cash and cash equivalents. For certain financial instruments, including accounts receivable accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

4. RESTRICTED CASH

At June 30, 2011, the Company’s assets include restricted cash in the amount of $606,250, which is classified as noncurrent assets, as this amount was pledged to support a bank guarantee to secure the first year of product warranty for product delivered on a sales contract in the quarter ended March 31, 2011. This collateral had an initial term of greater than one year. Following the initial term, this bank guarantee will be renewed annually for seven additional years to cover each year of the extended warranty and maintenance agreement. Upon completion of the contract, the funds will become unrestricted and transferred to cash and cash equivalents. This asset is carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2011	September 30, 2010
Finished goods	$802,308	$704,097
Work in process	185,137	53,611
Raw materials	2,974,499	2,349,738

	3,961,944	3,107,446
Reserve for obsolescence	(278,587)	(323,348)

Total, net	$3,683,357	$2,784,098

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011	September 30, 2010
Machinery and equipment	$508,532	$481,514
Office furniture and equipment	792,415	777,788
Leasehold improvements	262,258	262,258

	1,563,205	1,521,560
Accumulated depreciation	(1,488,834)	(1,397,207)

Property and equipment, net	$74,371	$124,353

Depreciation expense was $91,627 and $128,168 for the nine months ended June 30, 2011 and 2010, respectively.

7. PATENTS

Patents consisted of the following:

	June 30, 2011	September 30, 2010
Cost	$459,998	$486,910
Accumulated amortization	(225,984)	(209,263)

Patents, net	$234,014	$277,647

Amortization expense for the Company’s patents was $23,734 and $27,497 for the nine months ended June 30, 2011 and 2010, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first nine months of fiscal 2011, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $20,660 and $47,850 during the nine months ended June 30, 2011 and 2010, respectively.

8. PREPAID EXPENSES

Prepaid expenses increased by an aggregate of $1,500,000 in the quarter ended March 31, 2011 due to amounts paid pursuant to the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold under this contract. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over this eight year period, and is being recognized as a component of cost of sales. Accordingly, as of June 30, 2011, $187,500 of the total prepayment was classified as a current asset and $1,265,625 was classified as noncurrent.

9. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30, 2011	September 30, 2010
Payroll and related	$1,048,404	$1,180,173
Deferred revenue	83,346	800
Warranty reserve	314,092	235,796
Income tax	—	105,858
Customer deposits	—	500
Other	—	9,115

Total	$1,445,842	$1,532,242

Other liabilities—noncurrent consisted of the following:

Extended Warranty	7,931	9,310
Deferred revenue—noncurrent	270,140	273,154

Total	278,071	$282,464

Deferred Revenue

Deferred revenue at June 30, 2011 includes $270,940 collected from a license agreement in advance of recognized revenue and $82,546 of customer prepayments. In the quarter ended June 30, 2011, the Company determined that it was more appropriate to report a portion of the deferred license revenue as noncurrent based on the Company’s estimate of revenue to be recognized over the subsequent 12 month period. Accordingly, $270,140 of the total deferred license revenue was reclassified as noncurrent as of June 30, 2011. To conform with the current period presentation, $273,154 of the deferred license revenue balance at September 30, 2010 was reclassified as noncurrent. The Company does not believe that this reclassification had a material effect on the previously reported financial statements.

Warranty Reserve

Changes in the warranty reserve during the nine months ended June 30, 2011 and 2010 were as follows:

	Three Month Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$331,702	$258,971	$245,106	$248,327
Warranty provision	(1,138)	(12,804)	109,900	40,866
Warranty settlements	(8,541)	(24,399)	(32,983)	(67,425)

Ending balance	$322,023	$221,768	$322,023	$221,768

Short-term warranty reserve	314,092	218,458	314,092	$218,458
Long-term warranty reserve	7,931	3,310	7,931	3,310

	$322,023	$221,768	$322,023	$221,768

10. INCOME TAXES

At June 30, 2011, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded a tax provision of $73,983 during the nine months ended June 30, 2011 based upon the estimated annual tax rate. The tax provision includes federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs. California state taxes resulting from the suspension of net operating losses for the 2010 tax year have been offset by a state tax R&D credit.

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

11. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), which became effective on December 31, 2010, unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts for the two year period through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2011 was approximately $9.1 million.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2011 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan and it includes earnings from continuing and discontinued operations. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2010. During the three and nine months ended June 30, 2011, the Company recorded bonus expense of $193,598 and $773,535, respectively, in connection with the 2011 plan, compared to $121,980 and $327,784 recorded for the 2010 plan in the same periods of the prior year.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2011, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At June 30, 2011, there were options outstanding covering 4,156,524 shares of common stock under the 2005 Equity Plan and an additional 306,977 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2011:
Outstanding October 1, 2010	4,408,742	$2.50
Granted	123,000	$2.59
Canceled/expired	(273,638)	$3.80
Exercised	(101,580)	$1.17

Outstanding June 30, 2011	4,156,524	$2.45

Exercisable June 30, 2011	3,775,156	$2.53

Options outstanding are exercisable at prices ranging from $0.46 to $4.81 and expire over the period from 2011 to 2016 with an average life of 1.86 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2011 was $3,257,264 and $2,825,432, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$5,992	$5,113	$19,144	$32,379
Selling, general and administrative	76,029	64,959	241,046	283,241
Research and development	14,296	6,491	46,797	34,596

Total	$96,317	$76,563	$306,987	$350,216

The weighted-average estimated fair value of employee stock options granted during the nine months ended June 30, 2011 and 2010 was $1.61 and $.72, per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

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

Since the Company has a net operating loss carryforward as of June 30, 2011, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2011 and 2010. As of June 30, 2011, there was approximately $500,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.5 years.

13. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the nine months ended June 30, 2011:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690

Issuance of common stock:
Upon exercise of stock options	101,580	$1	$118,355	$—	$118,356
Upon exercise of warrants (net of offering costs of $2,164,773)	1,627,945	16	2,181,824	—	2,181,840
Issuance of warrants	—	—	2,164,773	—	2,164,773
Share-based compensation expense	—	—	306,987	—	306,987
Net income for the period	—	—	—	4,665,061	4,665,061

Balances, June 30, 2011	32,344,314	$323	$85,530,811	$(65,756,427)	$19,774,707

Stock Purchase Warrants

During the nine months ended June 30, 2011, 1,627,945 stock purchase warrants originally issued on August 7, 2006 (the “2006 Warrants”) were exercised at a price of $2.67 for total proceeds of $4,346,613. The remaining 12,564 of the 2006 Warrants expired. On February 4, 2011, in consideration of the Warrant Holders exercising the 2006 Warrants at an exercise price above the then current market price of the Company’s common stock, the Company issued to the Warrant Holders new warrants exercisable for an aggregate of 1,627,945 shares of common stock at an exercise price of $2.67 per share (the “2011 Warrants”). The 2011 Warrants are exercisable from August 4, 2011 through February 4, 2016. The fair value of the 2011 Warrants, which was recorded as an offset to the proceeds from the exercise of the 2006 Warrants, was estimated to be $2,164,773 using a Black-Scholes pricing model, assuming a 5.0 year expected life, a volatility of 88.5%, a risk-free interest rate of 2.26% and no expected forfeitures or dividend yield.

The Company entered into a Registration Rights Agreement with the holders of the 2011 Warrants (“Warrant Holders”). Under this agreement, the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement is not declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised.

On March 2, 2011, the Company filed a registration statement on Form S-3, which satisfied its initial registration obligations under this agreement. On April 7, 2011, this registration statement became effective, which satisfied the initial 90 day effectiveness obligation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Basic
(Loss) income from continuing operations	$(685,440)	$83,356	$4,581,830	$2,098,083
Income (loss) from discontinued operations	1,606	(15,629)	83,231	(47,305)

(Loss) income available to common stockholders	$(683,834)	$67,727	$4,665,061	$2,050,778

Weighted average common shares outstanding (basic)	32,335,846	30,611,456	30,616,660	30,581,706

Basic (loss) income per common share, continuing operations	$(0.02)	$0.00	$0.15	$0.07

Basic income (loss) per common share, discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Basic (loss) income per common share	$(0.02)	$0.00	$0.15	$0.07

Diluted
(Loss) income from continuing operations	$(685,440)	$83,356	$4,581,830	$2,098,083
Income (loss) from discontinued operations	1,606	(15,629)	83,231	(47,305)

(Loss) income available to common stockholders	$(683,834)	$67,727	$4,665,061	$2,050,778

Weighted average common shares outstanding	32,335,846	30,611,456	30,616,660	30,581,706
Assumed exercise of options & warrants	—	493,408	943,796	554,902

Common and potential common shares	32,335,846	31,104,864	31,560,456	31,136,608

Diluited (loss) income per common share, continuing operations	$(0.02)	$0.00	$0.15	$0.07

Diluted income (loss) per common share, discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)

Diluted (loss) income per common share	$(0.02)	$(0.00)	$0.15	$0.07

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,784,469	4,842,904	3,747,945	4,842,904

15. MAJOR CUSTOMERS

For the three months ended June 30, 2011, revenues from two customers accounted for 12% and 13% of revenues, respectively, and for the nine months ended June 30, 2011, revenues from one customer accounted for 60% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2011, accounts receivable from four customers accounted for 19%, 14%, 13% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2010, revenues from two customers accounted for 25% and 12% of revenues, respectively, and for the nine months ended June 30, 2010, revenues from one customer accounted for 45% with no other single customer accounting for more than 10% of revenues. At June 30, 2010, accounts receivable from two customers accounted for 40% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

16. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The historical results of operations relating to the HSS business have been presented as discontinued operations in the Condensed Consolidated Statement of Operations. The current and prior year Condensed Consolidated Balance Sheets also identify historical assets and liabilities as well as assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement. Based on the terms of the Separation and Distribution Agreement between Parametric and the Company, the Company has some limited continuing activity with regard to the HSS business after the distribution date which will give rise to continuing cash flows. The Company is continuing to fulfill some transitional sales of the legacy HSS model H450 product for a short period of time and then cash flows associated with the sales and production of this product are expected to cease. The components of the Condensed Consolidated Statements of Operations which are presented as discontinued operations are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Total Revenues	$31,620	$169,912	$174,104	$520,079
Cost of Revenues	(30,014)	(124,524)	(90,873)	(394,646)
Operating expenses	—	(61,017)	—	(172,738)

Total income (loss) from discontinued operations	$1,606	$(15,629)	$83,231	$(47,305)

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

	June 30, 2011	September 30, 2010
Assets:
Accounts receivable	$9,988	$41,663
Inventories, net	38,196	70,854

Total current assets	$48,184	$112,517

Liabilities:
Accounts payable	$—	$16,994
Customer deposits	—	2,913
Payroll and related	—	3,465
Warranty reserve	20,174	29,918

Total current liabilities	$20,174	$53,290

Net assets	$28,010	$59,227

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pioneer of highly intelligible, long range directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

In the quarter ended June 30, 2011, we had revenues of $2,381,883 compared to $2,929,986 in the quarter ended June 30, 2010. Our U.S. Military business decreased by 73% compared to the same period in the prior year, despite the signing of the FY11 defense budget in April 2011. Gross margin for the quarter was lower at 38% of net revenues, due to increased cost related to amortization of prepaid expenses to support our foreign military repair and maintenance service contract shipped in the quarter ended March 31, 2011, and lower fixed overhead absorption due to lower revenues. On a quarter over quarter basis, our revenues are expected to remain uneven, while our overall year over year revenue trend continues to improve.

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of potential security threats. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated infrastructure production. Our LRAD products have been competitively selected over other commercially available systems by the U.S. and certain foreign military. Our LRAD-X product line includes the following:

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

During 2010, we developed two variations to our product line, the LRAD 300Xi and LRAD 1000Xi. These products have fully-integrated electronics and offer our customers a flexible option to our remotely-controlled LRAD 300X and LRAD 1000X. We continue to focus on product cost reductions, feature enhancements and customized applications of existing products, and increased product certifications. We believe these products provide increased opportunities in government and commercial markets and allow our continued leadership in this market. We intend to continue to enhance our existing product offerings and continue to develop new products during fiscal 2011 with consistent levels of expenditures for research and development.

Overall Business Outlook

We anticipate reporting strong growth in fiscal 2011 over fiscal 2010, primarily due to the increased global acceptance of our LRAD products, and a stronger sales channel. We believe we have a solid technology and product foundation for business growth. We are experiencing positive responses to our expanding LRAD-X product line. We have strong market opportunities within the government, military and commercial maritime sectors due to increasing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we have been facing challenges in fiscal 2011 due to international market conditions that continue to severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. government budgeting process and restrictions that may be placed on military spending. It is also unknown what effect the solution on the debt ceiling increase and deficit reduction efforts will have on the Department of Defense budget. A further or continued deterioration in financial markets and confidence in major economies, or continued delays in U.S. government spending could negatively impact the expected continued growth of our business.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Quarter ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues	$2,381,883	100.0%	$2,929,986	100.0%	$(548,103)	(18.7%)
Cost of revenues	1,477,023	62.0%	1,457,210	49.7%	19,813	1.4%

Gross profit	904,860	38.0%	1,472,776	50.3%	(567,916)	(38.6%)

Operating Expenses:
Selling, general and administrative	1,118,729	47.0%	991,457	33.8%	127,272	12.8%
Research and development	514,178	21.6%	460,899	15.7%	53,279	11.6%

	1,632,907	68.6%	1,452,356	49.6%	180,551	12.4%

Income from operations	(728,047)	(30.6%)	20,420	0.7%	(748,467)	(3665.4%)

Other Income	4,495	0.2%	74,423	2.5%	(69,928)	(94.0%)

Net (loss) income from continuing operations before provision for income taxes	$(723,552)	(30.4%)	$94,843	3.2%	$(818,395)	(862.9%)

The decrease in revenues was primarily attributable to a 73% reduction in orders from the U.S. Military during the quarter, compared to the quarter ended June 30, 2010. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At June 30, 2011, we had aggregate deferred revenue of $353,486 representing $270,940 collected from a license agreement in advance of recognized revenue and $82,546 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit percentage in the quarter was primarily due to decreased revenue resulting in lower fixed overhead absorption and increased cost related to the amortization of prepaid expenses to support the large military sale in the quarter ended March 31, 2011.

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

Selling, General and Administrative Expenses

The increase in selling general and administrative expenses was primarily attributed to $47,633 for increased business development personnel, $56,602 for increased bonus expense based on our expectations for meeting our annual performance targets, $40,789 for increased international travel, and other net increases of $14,248, partially offset by $32,000 in bad debt recovery for collecting on previously reserved receivables.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2011 and 2010 of $76,029 and $64,959, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses will fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to an increase of $38,533 for increased staffing, $27,620 for increased certification testing and $10,713 for bonus expense based on our expectations for meeting our annual performance targets, offset by $20,111 for a decrease in our patent impairment compared to the prior year.

Included in research and development expenses for the three months ended June 30, 2011 and 2010 was $14,296 and $6,491 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the third fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $227 during the quarter ended June 30, 2011, compared to an impairment of $20,338 in the three months ended June 30, 2010.

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

(Loss) Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues and gross margin and increased operating expense.

Other Income

During the three months ended June 30, 2011, we earned $4,473 more in interest income on our cash and cash equivalents balances and incurred $108 more in interest expense compared to the three months ended June 30, 2010. In the quarter ended June 30, 2010, we recorded $74,293 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the three months ended June 30, 2011.

Net (Loss) Income

The decrease in net income was primarily the result of lower revenues and gross margin in the quarter, increased operating expenses and the reduction of the unrealized gain on derivative revaluation related to warrant instruments recognized in the quarter ended June 30, 2010 that was not recognized in the quarter ended June 30, 2011. In addition, we reduced our income tax provision by $38,112 during the quarter ended June 30, 2011, compared to a provision of $11,487 in the quarter ended June 30, 2010.

Comparison of Results of Operations for the Nine Months Ended June 30, 2011 and 2010

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2011		June 30, 2010
		% of Net Revenue		% of Net Revenue	Increase/(Decrease)
	Amount		Amount		Amount	%
Revenues	$20,090,346	100.0%	$11,482,538	100.0%	$8,607,808	75.0%
Cost of revenues	7,325,296	36.5%	5,157,657	44.9%	2,167,639	42.0%

Gross profit	12,765,050	63.5%	6,324,881	55.1%	6,440,169	101.8%

Operating Expenses:
Selling, general and administrative	6,562,834	32.7%	3,417,130	29.8%	3,145,704	92.1%
Research and development	1,559,088	7.8%	1,448,929	12.6%	110,159	7.6%

	8,121,922	40.4%	4,866,059	42.4%	3,255,863	66.9%

Income from operations	4,643,128	23.1%	1,458,822	12.7%	3,184,306	218.3%

Other Income	12,685	0.1%	746,477	6.5%	(733,792)	(98.3%)

Net income from continuing operations before provision for income taxes	$4,655,813	23.2%	$2,205,299	19.2%	$2,450,514	111.1%

The increase in revenues was primarily attributable to the shipment of $12.1 million of LRAD systems to a foreign military during the prior quarter. Other year to date sales were lower than expected due to lower spending by the U.S. Military. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At June 30, 2011, we had aggregate deferred revenue of $353,486 representing $270,940 collected from a license agreement in advance of recognized revenue and $82,546 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit was primarily due to increased year to date revenue, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels during the first two quarters to fulfill the large foreign military order.

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

Selling, General and Administrative Expenses

The increase in selling general and administrative expenses was primarily attributed to an increase of $2,729,767 for sales commission, primarily related to the foreign military sale, $303,920 increase in bonus expense based on our expectations for meeting our annual performance targets, a $184,772 increase in salaries and consultants due to an increase in business development staff and $19,514 of other increases, offset by a reduction of $50,074 for marketing expenses and $42,195 for favorable non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2011 and 2010 of $241,046 and $283,241, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses may fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The increase in research and development expense was primarily due to a $92,403 increase in accrued bonuses based on our expectations for meeting our annual performance targets and $106,556 due to staffing increases, offset by a reduction of $67,374 in product certification costs and $27,191 for reduced patent impairment costs.

Included in research and development expenses for the nine months ended June 30, 2011 and 2010 was $46,797 and $34,596 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first fiscal quarter identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $20,660 during the nine months ended June 30, 2011, compared to an impairment of $47,851 in the nine months ended June 30, 2010.

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

Other Income

During the nine months ended June 30, 2011, we earned $12,570 more in interest income on our cash and cash equivalents balances and incurred $1,457 less in interest expense compared to the nine months ended June 30, 2010. In the nine months ended

June 30, 2010, we recorded $747,819 unrealized gain on derivative revaluation related to warrant instruments with repricing options, pursuant to ASC 815-40. We did not have a similar gain during the nine months ended June 30, 2011.

Net Income

The increase in net income was primarily the result of increased revenues and gross margins, partially offset by increased operating expenses and the reduction of the unrealized gain on derivative revaluation related to warrant instruments. In addition, we recorded an income tax provision of $73,983 during the nine months ended June 30, 2011, compared to a provision of $107,216 in the nine months ended June 30, 2010.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 was $13,062,325, compared to $5,421,167 at September 30, 2010. In addition, at June 30, 2011, we had $606,250 of cash which we pledged to support a bank guarantee related to a customer sales contract that was previously included as cash and cash equivalents and reclassified as “restricted cash” in the quarter ended December 31, 2010. The increase in cash and cash equivalents was primarily the result of the exercise of our 2006 common stock warrants, which generated $4,346,613 in cash, and $3,104,147 from operating activities from continuing operations in the nine months ended June 30, 2011, which includes the usage of $606,250 reclassified as restricted cash as described above. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

At June 30, 2011 and 2010, exclusive of discontinued operations, our current assets exceeded our current liabilities by $17,786,243 and $10,100,662, respectively.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities from continuing operations was $3,104,147 for the nine months ended June 30, 2011 compared to $320,605 generated from operating activities for the nine months ended June 30, 2010. Net cash provided by operating activities for the nine months ended June 30, 2011 included $4,581,830 of net income, increased by expenses not requiring the use of cash of $547,769 and $1,994,632 from reduced accounts receivable. Our net cash used in operating activities included $606,250 for transfers to restricted cash, $1,265,625 for prepaid expenses – noncurrent and $531,513 for increased current prepaid expenses and other, both of which include some prepaid warranty services to support our foreign military contract, $918,120 for increased inventory, $167,710 for reduced accrued liabilities, which includes a reduction of payroll liabilities for the payout of the fiscal year 2010 bonus payment in the first quarter of 2011 and an increase for the 2011 bonus accrual as well as increased income tax liability and warranty liability due to higher volume shipments, $497,883 from increased accounts payable and $32,983 for increased warranty settlements. Operating cash provided by continuing operations during the nine months ended June 30, 2010 included net income of $2,098,083, reduced by expenses not requiring the use of cash of $116,251 and $23,048 for increased accounts payable. Operating cash usage during the nine months ended June 30, 2010 included $388,902 for increased accounts receivable, $405,703 for increased inventory, $746,420 for reduced accrued liabilities, $75,825 for increased prepaid expenses and $67,425 for increased warranty settlements.

At June 30, 2011, we had net accounts receivable of $2,217,367, compared to $4,187,999 in accounts receivable at September 30, 2010. The level of trade accounts receivable at June 30, 2011 represented approximately 85 days of revenue, compared to 74 days of revenue for the quarter ended September 30, 2010. The increase in days of revenue is due to slower payment during the quarter and lower revenue than in the quarter ended September 30, 2010. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software and investment in new or existing patents. Cash used in investing activities for equipment was $41,645 for the nine months ended June 30, 2011 and $61,350 for the nine months ended June 30, 2010. Cash used for investment in patents was $761 for the nine months ended June 30, 2011 and $6,660 for the nine months ended June 30, 2010. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2011.

Financing Activities

In the nine months ended June 30, 2011, we received proceeds of $4,346,613 from the exercise of stock warrants and $118,356 from the exercise of stock options. We received $28,818 from the exercise of stock options in the nine months ended June 30, 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated August 9, 2011 regarding fiscal Q3 2011 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed concurrently herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: August 9, 2011	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)