Form 10-K
period 2011-09-30
LRAD Corp
filed 2011-12-05
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $78,957,734* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,374,499 shares of common stock, par value $.00001 per share, as of November 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2011.

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

Overview

LRAD Corporation, which changed its name from American Technology Corporation in March 2010, develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances greater than 1,500 meters with our LRAD-RX. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) capable of communicating with authority and clarity over 1,500 meters.

Spin-off of our HyperSonic Sound Business

In June 2010, we formed a wholly owned subsidiary, Parametric Sound Corporation (“Parametric”), to facilitate the planned spin-off of our Hypersonic Sound (“HSS”) business as a stand-alone company. We contributed $454,006 of inventory and intellectual property to Parametric and all outstanding shares of Parametric were distributed to our stockholders as a pro-rata dividend on September 27, 2010 on the basis of one share of Parametric common stock for every two shares of our common stock to stockholders of record on September 10, 2010. The separation resulted in Parametric operating as an independent entity with its own publicly-traded stock. The results of operations for the former HSS business conducted until the spin-off, as well as some continued activity by us to fulfill certain remaining sales and warranty obligations after the spin-off, are designated as discontinued operations in the accompanying financial statements. We do not have any ownership or other form of interest in Parametric subsequent to the separation (see Notes 17 and 18 to our consolidated financial statements). Parametric is traded on the OTCBB quotation and trading system under the ticker symbol “PAMT.OB”.

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

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of potential security threats. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In fiscal 2011, we added wireless capability to our LRAD 100X product. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line includes the following:

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

•

LRAD-RX—selected by the U.S. Navy in 2010 in a competitive bid process as its AHD for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

SoundSaber®

Our SoundSaber thin film magnetic speaker technology, the primary product from our NeoPlanar® speaker line, provides high clarity throughout the audio range for emergency and mass notification, public address and high-end sound applications. SoundSaber products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. Our SoundSaber line of hardened panels provide improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities and are capable of delivering highly intelligible audio in excess of 500 meters. We offer SoundSaber panels in a variety of sizes for custom installation and packaged for installation in mass notification applications.

Recent Developments

In the fiscal year ended September 30, 2011, we accomplished the following:

•	Achieved second consecutive year of profitability; the first two years of profitability in our Company’s history.

•	Achieved record revenues for the fourth straight year and achieved positive cash flow from operations for the third consecutive year.

•

Delivered a $12.1 million equipment order to a foreign government on schedule by March 31, 2011. A seven year service and maintenance agreement for $5.5 million related to this order will begin in April 2012.

•

Continued to enhance our existing product offerings through the introduction of a wireless version of the LRAD 100X which has achieved initial market acceptance. We are expanding this wireless capability across the LRAD-X product line. We also completed the development of the LRAD 2000X, our loudest product to date, to meet the requirements of larger security applications. The LRAD 2000X was released for sale in the first fiscal quarter of 2012.

•	Continued to develop our distribution channels by signing new third party sales representatives.

•	Continued to manage our balance sheet and control expenses while investing in new product development and markets.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, larger end-users, system integrators and defense-related companies, and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with the military and government, we are subject to each customer’s unique budget cycle which leads to extremely long selling cycles and uneven revenue flows further complicating our product planning.

Our major initiative for fiscal 2012 is continued revenue growth by increasing direct sales to domestic and international militaries and large commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our business development personnel focus primarily on the government, military, law enforcement, homeland and international security, private and commercial security, maritime security and wildlife preservation and control. In 2012, we intend to continue our focus on these markets and expand our product offerings into airports and the clean/alternative energy market where our products have proven successful in preserving wildlife and protecting assets, including wind farms. We continue to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers. In addition, we increased our internal activities by increasing the number of business development personnel. Our goal is to continue to expand market penetration and develop new markets for our LRAD products.

Our research and development strategy is to continue to develop innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our line of LRAD-X products. The introduction of our redesigned and reengineered product line led to a 186% increase in 2011 LRAD revenues over 2008 revenues. We have ongoing development efforts to further improve our products’ performance, quality and features. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves new processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal business processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We have also implemented third party testing and certification of our products ensuring that they meet military specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize our supply-chain. We purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and subject to fluctuations in foreign currency exchange rates which could impact our lead times and product cost. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, then our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Maine, Rhode Island and Washington. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives to assist us in our direct sales efforts on a commission basis. We also use a channel distribution model in which we sell our products directly to a small network of worldwide independent resellers and system integrators who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

We have established a reputation for providing high quality, innovative sound solutions and have increased our brand recognition for LRAD on an international basis. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2011, revenues from a foreign government’s Ministry of Defense accounted for 46% of revenues and direct revenue from the U.S. Navy accounted for 12% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2010, revenues from ADS, Inc. accounted for 41% of revenues, with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers.

Our revenues to date have relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $1,918,000 at September 30, 2011, compared to $13,151,000 at September 30, 2010, which included a $12,125,000 order from a foreign government’s Ministry of Defense. The amount of backlog at any point in time is dependent upon scheduled delivery dates by our customers and product lead times. Our backlog orders are supported by contracts and firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, the ability to meet customer needs and, most importantly, the quality and ruggedness of our products which have been developed by incorporating feedback from our customers and our desire to provide the highest quality product to our market.

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

We believe our SoundSaber technology is novel and has distinct market attributes. Our SoundSaber technology produces high intelligibility and reliability for a range of consumer, commercial and government applications, including mass notification. Some of our competitors of our LRAD products, such as IML Sound Commander and Ultra Electronics USSI, as well as others, offer a mass notification product which competes in our market. We currently hold a fairly small market share in this market. We intend to continue our strategy of obtaining patent protection, where appropriate, for our intellectual property.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas where we operate is contained in Note 16 to our consolidated financial statements.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong product offering that is continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, PMT® and SOUNDSABER®.

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

For the fiscal years ended September 30, 2011 and 2010, we spent approximately $2.5 million and $2.1 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 61, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University.

Katherine H. McDermott, age 51, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2011, we employed a total of 39 people. Of such employees, 10 were in research and development, 15 were in production, quality assurance and materials control, 8 were in general and administrative and 6 were in sales and marketing. We also contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

We have had a history of operating losses, primarily attributable to the design, development and launch of the HSS product which was spun-off to Parametric Sound Corporation on September 27, 2010. In fiscal 2010, we achieved profitability for the first time in our history and while we were able to maintain profitability in fiscal 2011, our ability to maintain future profitability is dependent on a variety of factors, many outside our control. At September 30, 2011, we had an accumulated deficit of $65,398,586. We need to continue to generate sufficient revenue to be profitable in future periods. Failure to sustain profitability may require us to raise additional funding which could have a material negative impact on the market value of our common stock.

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

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the NASDAQ Stock Market. Our ability to obtain financing may be further constrained by the current economic conditions. The recent credit crisis and other related trends affecting the capital markets have caused significant reductions in capital availability. Many lenders and institutional investors have ceased funding even the most credit-worthy entities. In addition, we may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted, which could have a material negative impact on the market value of our common stock.

Two customers accounted for 46% and 12% of our total revenues, respectively, for fiscal year 2011. We expect to continue to be dependent on a limited number of customers.

Two customers accounted for 46% and 12% of total revenues, respectively, for fiscal year 2011, and one customer accounted for 41% of total revenues for fiscal year 2010. Historically, our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours, in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic developments could also reduce future government spending on our products. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions, and the effects they will have on our business and financial condition.

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

In fiscal 2011, direct and indirect sales to the U.S. government accounted for approximately 23% of our total net sales, compared to 54% of our total net sales in fiscal 2010. In addition, sales to international governments have increased in recent years, including a $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations is subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Recently mandated cuts in U.S. Department of Defense budgets and potential future changes in political leadership could affect future U.S. Department of Defense military initiatives and homeland security spending. Similar issues apply to sales to international governments. We can’t be assured that the military’s interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

•	our ability to manufacture reliable products that have the features that are required by our customers;

•	the global economy;

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

•	our ability to develop and expand new markets for directed sound products; and

•	our ability to develop international product distribution directly or through strategic partners.

The growth of our LRAD product revenues is dependent on continued acceptance of our products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our LRAD products, our revenues will be adversely affected.

Although our LRAD products are designed for use by both government and commercial customers, the products have, to date, been predominantly sold for government use. While our total government sales have been increasing, our products have not yet been widely accepted in the large government and military market that includes many prospective customers. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

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

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. At September 30, 2011, we had a warranty reserve of $272,261. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs which could adversely affect our financial position, results of operations and business prospects.

We could incur additional charges for excess and obsolete inventory.

While we strive to effectively manage our inventory, due to rapidly changing technology, and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $307,096. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, any of which could result in our failure to achieve our revenue expectations.

We expect our proprietary directed acoustic products and technologies will be the source of substantially all of our revenues for at least the near future. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or original equipment manufacturers (“OEMs”) or to license our technologies;

•	market acceptance of and changes in demand for our products or products of our customers;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	delays in funding approval by U.S. and foreign government and military customers;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;

•	production delays by customers, distributors, OEMs, or by us or our suppliers;

•	increased competition in this market:

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be sold;

•	general electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

Some or all of these factors could adversely affect demand for our products or technologies, and therefore adversely affect our future operating results.

Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfalls, which could harm our quarterly operating results. We do not have the ability to predict future operating results with any certainty.

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

We rely on a combination of contracts and trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, and our competitors may be able to independently develop competing technologies, or the agreements we enter into may not be enforceable.

Our success, in part, depends on our ability to obtain and enforce intellectual property protection for our technology. A competitor may independently develop or patent technologies that are substantially equivalent to, or superior to, our technology. If this happens, our competitive position could be significantly harmed.

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

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results and financial condition could be harmed.

We may face personal injury and other liability claims that harm our reputation and adversely affect our operating results and financial condition.

While the product has been engineered to reduce the risk of damage to human hearing or human health, we could be exposed to claims of hearing damage if the product is not properly operated. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our operating results and financial condition. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

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

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products. Failure to comply with U.S. and foreign governmental laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. and foreign governments.

Current environmental laws, or laws enacted in the future, may harm our business.

Our operations are subject to environmental regulation in areas in which we conduct business. Our product design and procurement operations must comply with new and future requirements relating to the materials composition of our products, including restrictions on lead, cadmium and other substances. We do not expect that the impact of these environmental laws and other similar legislation adopted in the U.S. and other countries will have a substantial unfavorable impact on our business. However, the costs and timing of costs under environmental laws are difficult to predict.

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

Although we assemble our products internally, we have some sub-assemblies and components produced by third party manufacturers. We may be required to outsource manufacturing if sales of our products increase significantly. We may be unable to obtain acceptable manufacturing sources on a timely basis. In addition, from time to time we may change manufacturers and any new manufacturer engaged by us may not perform as expected. An extended interruption in the supply of our products could result in a substantial loss of sales. Furthermore, any actual or perceived degradation of product quality as a result of our reliance on third party manufacturers may have an adverse effect on sales or result in increased warranty costs, product returns and buybacks. Failure to maintain quality manufacturing could reduce future revenues, adversely affecting our financial condition and results of operations.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have little experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks and if we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stock value could be diluted.

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management and an opinion from our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. While our management and our independent registered public accounting firm concluded that out internal control over financial reporting was effective as of September 30, 2011, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, or if the Company’s independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of those internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), XBRL interactive SEC filings, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies and often, increased costs to comply. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Our common stock could be delisted from the Nasdaq Stock Market.

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

As of September 30, 2011, we had outstanding options granted to our employees, directors and consultants to purchase 4,181,339 shares of our common stock, and had outstanding warrants issued to investors to purchase 1,627,945 shares of our common stock. At September 30, 2011, the exercise prices for the options and common stock warrants ranged from $0.46 to $4.81 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facility are located at 15378 Avenue of Science, Suite 100, San Diego, California. We presently occupy, pursuant to a sublease that was amended in August 2010, approximately 23,698 square feet, and our monthly rent payments are approximately $17,774, plus other certain costs and charges as specified in the original sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. The sublease terminates May 31, 2012.

On November 29, 2011, we entered into a new lease for 31,360 square feet to replace the current San Diego facility. The lease will commence June 1, 2012 and expire May 31, 2018. The aggregate monthly payments, with abatements, will average $16,306 per month in the first year, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The aggregate monthly payment will be $25,088, $26,656, $28,224, $29,792 and $31,360 for the second through sixth years of the lease, plus other costs and charges as noted above.

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

Item 4.	[Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “LRAD.” Prior to our name change on March 24, 2010, the trading symbol for our common stock was “ATCO.” The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2010 and 2011:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2010
First Quarter	$2.00	$1.33
Second Quarter	$1.85	$1.32
Third Quarter	$1.73	$1.16
Fourth Quarter	$1.57	$0.84
Fiscal Year Ending September 30, 2011
First Quarter	$2.81	$1.36
Second Quarter	$2.79	$2.01
Third Quarter	$2.95	$2.19
Fourth Quarter	$3.24	$1.66

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,374,499 shares issued and outstanding by 1,002 holders of record of our common stock at November 25, 2011.

Dividends

We have never paid a cash dividend on our common stock or preferred stock and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis set forth below should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements which are based on our current expectations and industry experience, as well as our perception of historical trends, current market conditions, current economic data, expected future developments and other factors that we believe are appropriate under the circumstances. These statements involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements.

Overview

We are a pioneer of highly intelligible, high clarity directed sound technologies and products. We aggressively seek to create and expand markets for our products, and we are increasing our focus on and investment in worldwide sales and marketing activities while we continue to innovate.

In the fiscal year ended September 30, 2011, we generated record revenues of $26,506,821 compared to $16,694,075 in the year ended September 30, 2010. We had the second consecutive profitable year in our Company’s history, with net income increasing by 68% from $2,983,613 in the year ended September 30, 2010 compared to $5,022,902 in the year ended September 30, 2011. These strong results were largely driven by a contract with a foreign government, which contributed $12,125,000 of the revenue in fiscal 2011. Direct and indirect revenues from the U.S. Military declined by 40% in fiscal 2011 due to ongoing federal budget uncertainty. We increased our cash balance by $8,449,595 during fiscal 2011 through positive cash flow from operating activities and the exercise of warrants. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

In fiscal 2008, we completed the development and introduced a new generation of LRAD products called the LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. Our LRAD-X product line provides a complete range of systems from single man portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by the U.S. and certain foreign military. Our new product line includes the following:

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

operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower and false alarms while providing an intelligent, cost-effective security solution.

We incurred $2,483,938 of research and development expense during fiscal 2011, which was an increase of 20% over $2,062,158 incurred in fiscal 2010. During 2011, we developed a wireless version of the LRAD 100X and are expanding this wireless capability across the product line. We also completed the development of the LRAD 2000X, our loudest product to date, to meet the requirements of larger security applications. The LRAD 2000X was released for sale in the first fiscal quarter of 2012. In addition, we focused on product cost reductions, feature enhancements and customized applications of existing products, and increased our product certifications. We believe these products provide increased opportunities in government and commercial markets and allow us to continue as the leader in this market. We intend to continue to innovate during fiscal 2012 with consistent levels of research and development expenditures.

Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line to service new markets for business growth. We have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement and in wildlife preservation and control applications. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may face challenges in fiscal 2012 from extreme international economic and geopolitical conditions. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to ongoing budget delays and expected spending reductions. In addition, we had a single large order for $12.1 million in fiscal 2011 that will be a challenge to replace with similar orders in fiscal 2012.

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

Revenue Recognition. The Company derives its revenue primarily from two sources: (i) product revenues, and (ii) contract, license fee, other services, and freight. Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable, and there are no remaining obligations for the Company. Most revenues to resellers and system integrators are based on firm commitments from the end user; as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

In limited circumstances, product revenues may be recognized prior to shipment when, based on the Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the years ended September 30, 2011 and 2010, the Company did not recognize any bill and hold revenue. The Company licenses its technology to third parties. Revenues from up-front license fees are evaluated for multiple elements, but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped and are recognized in the period when the ultimate customer accepts the product, and collection is reasonably assured.

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) using the modified prospective method which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Valuation of Intangible Assets. Intangible assets consist of patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. This generally occurs when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

Accrued Expenses. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. Warranty expense is recorded in cost of revenues. We evaluate the adequacy of this reserve each reporting period.

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrued bonus expense each quarter based on estimated year-end results, and then adjusted the actual in the fourth quarter based on our final results compared to targets.

Derivative Liability Valuation. We used the guidance under ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Entity” to classify and value our warrant liabilities. Warrants classified as derivative liabilities are recorded at their estimated fair value on the date of issuance. The warrant liability is required to be measured at fair value on a recurring basis each quarter-end based on current assumptions using the Black-Scholes valuation model, with the change in value recognized in current earnings. We had warrant liabilities during the year ended September 30, 2010 until August 2010 when, due to changes in certain terms, the warrants were no longer required to be classified as derivative liabilities.

Deferred Tax Asset. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. Utilizing the net operating loss (“NOL”) carry forwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. Included in the NOL carryforward are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through our results of operations.

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in the notes to our consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.” See Note 3 to our consolidated financial statements for further discussion.

Segment and Related Information

We are engaged in the design, development and commercialization of directed sound technologies and products. We present our business as one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). Our chief operating decision making officer reviews financial information on sound products on a consolidated basis. See Note 16 to our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2011 and 2010

The following table provides for the periods indicated certain items of our consolidated statements of operations from continuing operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year ended
	September 30, 2011		September 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/(Decrease)
					Amount	%
Revenues:
Product sales	$26,020,385	98.2%	$16,535,796	99.1%	$9,484,589	57.4%
Contract and other	486,436	1.8%	158,279	0.9%	328,157	207.3%

	26,506,821	100.0%	16,694,075	100.0%	9,812,746	58.8%
Cost of revenues	10,577,370	39.9%	7,520,284	45.0%	3,057,086	40.7%

Gross profit	15,929,451	60.1%	9,173,791	55.0%	6,755,660	73.6%
Operating Expenses:
Selling, general and administrative	8,463,842	31.9%	4,659,443	27.9%	3,804,399	81.6%
Research and development	2,483,938	9.4%	2,062,158	12.4%	421,780	20.5%

	10,947,780	41.3%	6,721,601	40.3%	4,226,179	62.9%

Income from operations	4,981,671	18.8%	2,452,190	14.7%	2,529,481	103.2%

Other Income	46,967	0.2%	747,255	4.5%	(700,288)	(93.7%)

Income from continuing operations before income taxes	5,028,638	19.0%	3,199,445	19.2%	1,829,193	57.2%
Income tax provision	(75,190)	(0.3%)	(166,771)	(1.0%)	91,581	54.9%
Income (loss) from discontinued operations	69,454	0.3%	(49,061)	(0.3%)	118,515	241.6%

Net income	$5,022,902	18.9%	$2,983,613	17.9%	$2,039,289	68.3%

Revenues

Revenues increased $9,812,746, or 59%, in the fiscal year ended September 30, 2011 to $26,506,821 compared to $16,694,075 for the fiscal year ended September 30, 2010. The increase in fiscal year 2011 revenues is primarily driven by the shipment of an order to a foreign government in the amount of $12,125,000. LRAD revenue accounted for $26,196,063 of the revenue in fiscal 2011 and $16,547,305 in fiscal 2010, due primarily to the success of the LRAD-X product line, expanded sales distribution and increased target markets.

Gross Profit

Gross profit for the year ended September 30, 2011 was $15,929,451, or 60% of total revenues, compared to $9,173,791, or 55% of total revenues for the year ended September 30, 2010. The increase in gross profit is primarily driven by increased revenues, increased fixed cost absorption and lower product cost due to higher volume purchases, partially offset by higher manufacturing overhead spending and amortization of prepaid expenses to support the large foreign government sale in the quarter ended March 31, 2011.

Our products have varying gross margins, so product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade that we sell through. We continue to make product updates and changes, including raw material and component changes that may impact product costs. With product updates and changes, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We could also have increased competition in our market that could cause pricing pressure for us. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2011 increased $3,804,399 to $8,463,842, or 32% of total revenues, compared to $4,659,443, or 28% of total revenues, for the year ended September 30, 2010. The increase is primarily due to $2,763,155 for sales commissions, primarily related to the large foreign government sale, $807,617 for bonus expense based on meeting annual performance targets, and $244,759 for salary and consulting expense primarily related to increased business development staffing.

We incurred non-cash share-based compensation expenses of $335,796 and $380,688 in selling, general and administrative expenses in the fiscal years ended September 30, 2011 and 2010, respectively. The decrease in expenses is due to a number of options becoming fully vested.

We may expend additional resources on marketing our products in future periods which may increase selling, general and administrative expenses. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and Development Expenses

Research and development expenses increased $421,780 to $2,483,938, or 9% of total revenues, for the year ended September 30, 2011, compared to $2,062,158, or 12% of total revenues, for the year ended September 30, 2010. This increase was primarily due to $309,782 in bonus expense for meeting annual performance targets, and $140,356 for staffing, partially offset by a $25,299 decrease in the impairment of intangible assets.

Included in research and development expenses for the year ended September 30, 2011 was $60,919 of non-cash share-based compensation expenses, compared to $53,143 for the year ended September 30, 2010. The increase is due to new option grants.

During fiscal years 2011 and 2010, we reviewed the ongoing value of our capitalized intangible assets and identified some of these assets as being no longer consistent with our business strategy. As a result of this review, we reduced the value of these patents by $22,551 and $47,850 for the fiscal years ended September 30, 2011 and 2010, respectively.

Research and development expenses vary period to period due to the timing of projects, the availability of funds, and the timing, extent and use of outside consulting, design and development firms. In fiscal 2011, research and development expenses were primarily for in-house development, but we have, in the past, supplemented our in-house development with third-party consulting resulting in higher expenses. Based on current plans and engineering staffing, we expect fiscal year 2012 research and development expenses to be comparable to expenditures made in fiscal year 2011.

Income From Operations

Income from operations was $4,981,671 for the year ended September 30, 2011, compared to income from operations of $2,452,190 for the year ended September 30, 2010, primarily from increased revenue and improved margins.

Other Income (Expense)

During the year ended September 30, 2011, we earned $32,354 of interest income on our cash balances compared to $903 in the year ended September 30, 2010. The higher interest is due to transferring higher cash balances to interest bearing accounts during the current year. We also recorded other income of $14,721 in the year ended September 30, 2011 for proceeds from an insurance claim. In the year ended September 30, 2010, we recorded a $747,917 unrealized, non-cash gain on derivative revaluation related to changes in the estimated fair value of common stock warrant instruments that were classified as derivative liabilities, pursuant to ASC 815-40. We did not have a similar gain during the year ended September 30, 2011, and we do not anticipate any gain or loss in future years because we no longer have common stock warrant instruments that are classified as derivative liabilities.

Net Income

Our net income increased $2,039,289 to $5,022,902, or $0.15 per diluted share for the year ended September 30, 2011, compared to net income of $2,983,613, or $0.10 per diluted share, for the year ended September 30, 2010. We recorded a tax provision of $75,190 and $166,771 for the years ended September 30, 2011 and 2010, respectively, as a result of taxable income generated during the year. We generated a federal tax liability due to the federal alternative minimum tax, but were able to use R&D credits in California to offset state tax obligations.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2011 was $13,870,762, compared to $5,421,167 at September 30, 2010. In addition, at September 30, 2011, we had $606,250 of cash which we pledged to support a bank guarantee related to a customer maintenance contract that was previously included as cash and cash equivalents and reclassified as “restricted cash” in the quarter ended December 31, 2010. The increase in cash and cash equivalents was primarily the result of the exercise during the fiscal year ended September 30, 2011 of certain warrants to purchase common stock, which generated $4,346,613 in cash, and $3,886,017 generated from operating activities from continuing operations in the year ended September 30, 2011, which includes $606,250 reclassified to restricted cash as described above.

Other than cash and cash equivalents and our balance of accounts receivable at September 30, 2011 and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Operating Activities

Our net cash generated from operating activities from continuing operations was $3,886,017 for the fiscal year ended September 30, 2011 compared to $4,765 for the fiscal year ended September 30, 2010. Cash generated from operating activities for the fiscal year ended September 30, 2011 included the $5,022,902 net income reduced by expenses not requiring the use of cash of $641,654, a decrease in inventory of $64,830, an increase of accounts payable of $75,155 and an increase in accrued liabilities, primarily for bonus accrual, of $1,334,094. Cash used in operating activities included $606,250 for transfers to restricted cash, a $910,149 increase in accounts receivable, $1,218,750 for prepaid expenses – non-current, and $400,649 for increased current prepaid expenses and other, both of which include prepaid warranty services to support our foreign government contract, and $47,366 in warranty settlements. Cash generated from operating activities for the fiscal year ended September 30, 2010 included the $2,983,613 net income, reduced by expenses not requiring the use of cash of $113,326 and a $9,401 increase in accounts payable. Cash used in operating activities included $2,754,687 increase in accounts receivable, $199,679 increase in inventory, $113,429 decrease in accrued liabilities, $72,605 of warranty settlements and $10,236 increase in prepaid expenses and other.

At September 30, 2011, we had accounts receivable of $5,098,148, compared to $4,187,999 at September 30, 2010. The level of trade accounts receivable at September 30, 2011 represented approximately 70 days of revenues for the year compared to 92 days of revenues at September 30, 2010. The decrease in days was due to comparable receivables balances, but with higher revenues in the year ended September 30, 2011 compared to September 30, 2010. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At September 30, 2011 and 2010, our current assets from continuing operations exceeded our current liabilities from continuing operations by $19,034,868 and $10,100,662, respectively. This increase was primarily a result of the increases in cash and cash equivalents and accounts receivable at September 30, 2011.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, and software and investment in new patents. Cash used in investing activities for capital expenditures was $57,888 and $64,343 in the fiscal years ended September 30, 2011 and 2010, respectively. Cash used for investment in new patents for continuing operations was $2,291 and $17,382 in the fiscal years ended September 30, 2011 and 2010, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2012 as we continue to invest in new products and technologies.

Financing Activities

In the year ended September 30, 2011, we received proceeds of $4,346,613 from the exercise of certain warrants to purchase common stock and $145,450 from the exercise of stock options. In the year ended September 30, 2010, we received $30,417 from the exercise of stock options.

Commitments

We are committed for our facility lease as more fully described in Note 12 to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2010.

In fiscal 2010, we paid $970,224 for bonuses and related payroll taxes. In fiscal 2011, we accrued $2,308,010 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses will be paid in the quarter ending December 31, 2011.

In April 2009, our Board of Directors adopted a Change in Control Severance Benefit Plan. The Change of Control Plan provides that in the event of a qualifying termination, each of the two participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of LRAD.

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

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Our independent registered public accounting firm, Squar, Milner, Peterson, Miranda and Williamson, LLP, has issued an audit report, which is included herein below, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2011, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LRAD Corporation

We have audited LRAD Corporation’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. LRAD Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LRAD Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LRAD Corporation as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and our report dated December 5, 2011 expressed an unqualified opinion.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, CA

December 5, 2011

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2012.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the Proxy Statement).

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

Consolidated Financial Statements:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Corrected Certificate of Designations of Series A Convertible Preferred Stock dated and filed with Delaware on August 25, 1997. Incorporated by reference to Exhibit 3.1.3 on Form 8-K dated August 29, 1997.

3.1.3	Corrected Certificate of Designations of Series B Convertible Preferred Stock filed with Delaware on December 23, 1998. Incorporated by reference to Exhibit 3.1.4 on Form 10-KSB for the year ended September 30, 1998, dated December 29, 1998.

3.1.4	Corrected Certificate of Designation of Series C Preferred Stock filed with Delaware on April 19, 2000. Incorporated by reference to Exhibit 3.1.5 on Form 8-K dated April 19, 2000.

3.1.5	Certificate of Designation of Series D Preferred Stock filed with Delaware on May 3, 2002. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2002, dated May 15, 2002.

3.1.6	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.7	Certificate of Designation of Series E Preferred Stock filed with Delaware on February 28, 2003. Incorporated by reference to Exhibit 4.2 on Form 8-K dated March 6, 2003.

3.1.8	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 2010 for name change to LRAD Corporation. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 31, 2010.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.2	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants prior to August 5, 2005. Incorporated by reference to Exhibit 99.2 to Form S-8 filed June 2, 2005.+

10.3	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.4	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.5	Sublease between American Technology Corporation and Anacomp, Inc. dated December 13, 2005. Incorporated by reference to Exhibit 10.51 on Form 10-K for year ended September 30, 2005, dated December 29, 2005.

10.6	Sublease between LRAD Corporation and Anacomp, Inc. dated July 26, 2010. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 26, 2010.

10.7	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.8	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 4, 2008.+

10.9	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.10	Separation and Distribution Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 2.1 on Form 8-K filed October 1, 2010.

10.11	Tax Sharing Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2010.

10.12	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

10.13	Form of Warrant Amendment, effective as of February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 10-Q filed May 4, 2011.

10.14	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 4, 2011.

10.15	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011.*

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2008, dated December 4, 2008.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

99.	Additional Exhibits

99.1	Press Release dated December 5, 2011*

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

LRAD Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation and Subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2009 the Company changed its method of accounting for certain financial instruments that are settled in the Company’s common stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 5, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 5, 2011

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,870,762	$5,421,167
Restricted cash	606,250	—
Accounts receivable	5,098,148	4,187,999
Inventories, net	2,735,520	2,784,098
Prepaid expenses and other	663,601	204,687
Assets of discontinued operations	6,250	112,517

Total current assets	22,980,531	12,710,468
Property and equipment, net	75,468	124,353
Intangible assets, net	225,969	277,647
Prepaid expenses—noncurrent	1,218,750	58,265

Total assets	$24,500,718	$13,170,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,202	$965,047
Accrued liabilities	2,899,211	1,532,242
Liabilities of discontinued operations	9,263	53,290

Total current liabilities	3,948,676	2,550,579
Other liabilities—noncurrent	276,744	282,464

Total liabilities	4,225,420	2,833,043

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,374,499 and 30,614,789 shares issued and outstanding, respectively	324	306
Additional paid-in capital	85,673,560	80,758,872
Accumulated deficit	(65,398,586)	(70,421,488)

Total stockholders’ equity	20,275,298	10,337,690

Total liabilities and stockholders’ equity	$24,500,718	$13,170,733

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2011	2010
Revenues:
Product sales	$26,020,385	$16,535,796
Contract and other	486,436	158,279

Total revenues	26,506,821	16,694,075
Cost of revenues	10,577,370	7,520,284

Gross profit	15,929,451	9,173,791

Operating expenses:
Selling, general and administrative	8,463,842	4,659,443
Research and development	2,483,938	2,062,158

Total operating expenses	10,947,780	6,721,601

Income from operations	4,981,671	2,452,190

Other income (expense):
Other income (expense)	46,967	(662)
Unrealized gain on derivative revaluation	—	747,917

Total other income	46,967	747,255

Income from continuing operations before income taxes	$5,028,638	3,199,445
Income tax expense	75,190	166,771

Income from continuing operations	4,953,448	$3,032,674
Income (loss) from discontinued operations	69,454	(49,061)

Net income	$5,022,902	$2,983,613

Net income per common share—continuing operations:
Basic	$0.16	$0.10
Diluted	$0.15	$0.10
Net income per common share—discontinued operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
Net income per common share:
Basic	$0.16	$0.10
Diluted	$0.15	$0.10
Weighted average common shares outstanding:
Basic	31,755,157	30,589,212

Diluted	32,722,632	31,111,330

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2009	30,552,498	$306	$82,947,945	$(74,904,164)	$8,044,087
Cumulative-effect of change in accounting principle	—	—	(2,246,980)	1,499,063	(747,917)
Issuance of common stock upon exercise of stock options	62,291	—	30,417	—	30,417
Share-based compensation expense	—	—	479,771	—	479,771
Warrant extension	—	—	1,725	—	1,725
Separation of Parametric Sound Corporation	—	—	(454,006)	—	(454,006)
Net income for the period	—	—	—	2,983,613	2,983,613

Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690

Issuance of common stock:
Upon exercise of stock options	131,765	$2	$145,448	$—	$145,450
Upon exercise of warrants (net of non-cash offering costs of $2,164,773)	1,627,945	16	2,181,824	—	2,181,840
Issuance of warrants	—	—	2,164,773	—	2,164,773
Share-based compensation expense	—	—	422,643	—	422,643
Net income for the period	—	—	—	5,022,902	5,022,902

Balances, September 30, 2011	32,374,499	$324	$85,673,560	$(65,398,586)	$20,275,298

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2011	2010
Operating Activities:
Net income	$5,022,902	$2,983,613
Less: Net income (loss) from discontinued operations	69,454	(49,061)

Income from continuing operations	4,953,448	3,032,674
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	138,191	206,013
Warranty provision	74,521	69,384
Inventory obsolescence	(16,252)	60,799
Share-based compensation	422,643	475,472
Loss on impairment of patents	22,551	47,850
Unrealized gain on derivative revaluation	—	(747,917)
Changes in operating assets and liabilities:
Restricted cash	(606,250)	—
Accounts receivable	(910,149)	(2,754,687)
Inventories	64,830	(199,679)
Prepaid expenses and other	(458,914)	(10,236)
Prepaid expenses—noncurrent	(1,160,485)	—
Accounts payable	75,155	9,401
Warranty settlements	(47,366)	(72,605)
Accrued liabilities	1,334,094	(111,704)

Net cash provided by operating activities of continuing operations	3,886,017	4,765
Net cash provided by operating activities of discontinued operations	131,694	365,208

Net cash provided by operating activities	4,017,711	369,973
Investing Activities:
Purchase of equipment	(57,888)	(64,343)
Patent costs paid	(2,291)	(17,382)

Net cash used in investing activities	(60,179)	(81,725)
Financing Activities:
Proceeds from exercise of warrants	4,346,613	—
Proceeds from exercise of stock options	145,450	30,417

Net cash provided by financing activities	4,492,063	30,417

Net increase in cash and cash equivalents	8,449,595	318,665
Cash and cash equivalents, beginning of period	5,421,167	5,102,502

Cash and cash equivalents, end of period	$13,870,762	$5,421,167

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$108	$1,565

Cash paid for taxes	$222,175	$104,127

Noncash investing and financing activities:
Reclassification of warrants from equity to a liability	$—	$747,917

Issued warrants classified as offering costs	$2,164,773	$—

See accompanying notes

LRAD Corporation

Notes to the Consolidated Financial Statements

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe, Middle East and Asia.

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

DISCONTINUED OPERATIONS

The consolidated financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations for the HSS business conducted prior to the spin-off, as well as some continued activity by the Company to fulfill remaining sales and warranty obligations following the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying consolidated statement of operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

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

The fair values of the warrants were estimated using a Black-Scholes valuation model on August 7, 2006 (issue date) and October 1, 2009 (date of adoption of ASC 815-40), based on the closing price of $2.30 on August 7, 2006 and $1.77 on October 1, 2009, a volatility rate of 66% and 96%, respectively, risk free interest rate of 4.84% and 0.27%, respectively, and a contractual life of 4 years and 10 months, respectively.

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with a major Federal Deposit Insurance Corporation (“FDIC”) guaranteed financial institution. Under provisions of the Dodd Frank Act, which became effective on December 31, 2010, unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts for the two year period through December 31, 2012. In addition, the Company’s interest bearing money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2011 was approximately $10.7 million.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2011, accounts receivable from three customers accounted for 38%, 16% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2010, accounts receivable from three customers accounted for 38%, 16% and 15% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their face amounts, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2011 or 2010 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a case-by-case basis. The Company had no allowance for doubtful accounts for the years ended September 30, 2011 or 2010.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal 2011, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company decreased its inventory reserve by $16,252 during the year ended September 30, 2011 and increased its inventory reserve by $60,799 during the year ended September 30, 2010, based on expected usage of components resulting from changes in product lines and customer demand.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of three to five years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of equipment, the related cost and accumulated depreciation is removed, and a gain or loss is recorded.

INTANGIBLES

Intangible assets, which consist of patents and trademarks, are carried at cost less accumulated amortization. Intangible assets are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2011 and 2010, the Company had no capital lease obligations.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product revenues, and (ii) contract, license fee, other services, and freight.

Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable, and there are no remaining obligations for the Company. Most revenues to resellers and system integrators are based on firm commitments from the end user; as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

In limited circumstances, product revenues may be recognized prior to shipment when, based on the Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the years ended September 30, 2011 and 2010, the Company did not recognize any bill and hold revenue.

The Company licenses its technology to third parties. Revenues from up-front license fees are evaluated for multiple elements, but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped and are recognized in the period when the ultimate customer accepts the product, and collection is reasonably assured.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $366,851 and $144,818 for the fiscal years ended September 30, 2011 and 2010, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $73,812 and $62,397 for the years ended September 2011 and 2010, respectively, for advertising costs.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

WARRANTY RESERVES

The Company warrants its products to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. Some agreements with OEM customers, from time to time, may require that certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market. The Company also sells extended warranty contracts and maintenance agreements.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2011, the Company increased its reserve by $27,155. The warranty reserve was $272,261 and $245,106 at September 30, 2011 and 2010, respectively. See Note 10 for additional information regarding warranties.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized. Additional information regarding income taxes appears in Note 11.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that under generally accepted accounting principles in the United States, are excluded from reported net income. There were no differences between net income and comprehensive income for any of the periods presented.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset, or if changes in facts and circumstances indicate this, an impairment loss is measured and recognized using the asset’s fair value.

SEGMENT INFORMATION

The Company presents its business as one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis. See Note 16 for additional information regarding segments.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. See Note 15 for additional information regarding net income per share.

FOREIGN CURRENCY TRANSLATION

The Company’s functional currency is U.S. dollars as substantially all of the Company’s operations use this denomination. Foreign sales to date have been denominated in U.S. dollars. Transactions undertaken in other currencies, which have not been material, are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the statements of operations.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to non-qualified stock options issued to employees and directors over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. From time to time, the Company grants stock options to directors and non-employee service providers.

The Company recognized a tax benefit of $182,191 for stock options that were exercised in the year ended September 30, 2011.

ACCOUNTING FOR WARRANT LIABILITY

The classification between equity and liabilities of outstanding warrants to purchase common stock are reviewed each reporting period. Warrants classified as derivative liabilities are recorded at their estimated fair value on the date of issuance. The warrant liability is adjusted to fair value at each reporting period and the corresponding change in fair value is recorded as an unrealized gain or loss in current earnings. At September 30, 2011, all of the Company’s outstanding warrants were classified as equity.

REGISTRATION PAYMENT ARRANGEMENTS

In connection with the issuance of warrants on February 4, 2011 (“2011 Warrants”), the Company entered into a Registration Rights Agreement with the warrant holders (“Warrant Holders”), whereby the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement was not declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised. The Company filed a registration statement on Form S-3 within 30 days of issuance, which became effective on April 7, 2011 in satisfaction of the initial 90 day effectiveness obligation. No liquidated damages have been accrued as of September 30, 2011 as it was not deemed to be probable that any such damages will be incurred. See Note 14 for additional information regarding the 2011 Warrants.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2011 statement presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2011 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment and/or disclosure in such financial statements. See Note 20 for additional information regarding subsequent events.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements.

4. FAIR VALUE MEASUREMENTS

At September 30, 2011, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

On October 1, 2008, the Company adopted guidance issued by ASC 820-10, “Fair Value Measurements and Disclosures”. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a three-level fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value as described below:

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

As described further in Note 14, the Company had outstanding warrants issued in 2006 that were subject to an anti-dilution reset provision prior to August 2010. In accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of October 1, 2009. The warrant liability was required to be measured at fair value on a recurring basis each quarter-end during the year ended September 30, 2010 through June 30, 2010. In August 2010 when, due to changes in certain terms, the warrants were no longer required to be classified as liabilities, at which time the carrying value of the warrants was remeasured and reclassified to equity. The Company used the Black-Scholes valuation model for estimating the fair value of the warrants, which the Company determined to be Level 2 inputs, as the assumptions used were based on significant other observable inputs.

As of September 30, 2011 and 2010, the Company had no financial instruments that are required to be measured at fair value on a recurring basis.

5. RESTRICTED CASH

At September 30, 2011, the Company’s assets included restricted cash in the amount of $606,250, which is classified as current assets, as this amount was pledged to support a bank guarantee to secure the first year of product warranty for product delivered on a sales contract with a foreign government in the quarter ended March 31, 2011. Following the initial term, this bank guarantee will be renewed at a lesser amount of $39,406 annually for seven additional years to cover each year of the extended warranty and maintenance agreement. Upon completion of the contract, the funds will become unrestricted and transferred to cash and cash equivalents. This asset is carried at cost, which approximates market value.

6. INVENTORIES, NET

Inventories, net consisted of the following:

	September 30,
	2011	2010
Finished goods	$505,749	$704,097
Work in process	168,622	53,611
Raw materials	2,368,245	2,349,738

	3,042,616	3,107,446
Reserve for obsolescence	(307,096)	(323,348)

	$2,735,520	$2,784,098

The Company had raw materials located at supplier locations of $195,602 and $38,435 at September 30, 2011 and 2010, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,
	2011	2010
Machinery and equipment	$521,719	$481,514
Office furniture and equipment	775,662	777,788
Leasehold improvements	262,258	262,258

	1,559,639	1,521,560
Accumulated depreciation	(1,484,171)	(1,397,207)

	$75,468	$124,353

Depreciation expense was $106,773 and $170,422 for the years ended September 30, 2011 and 2010, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30,
	2011	2010
Cost	$458,912	$486,910
Accumulated amortization	(232,943)	(209,263)

	$225,969	$277,647

Aggregate amortization expense relating to the Company’s intangible assets was $31,418 and $35,591 during the years ended September 30, 2011 and 2010, respectively. In addition to amortization, the Company wrote off $22,551 and $47,850 of impaired patent costs to research and development expense during the years ended September 30, 2011 and 2010, respectively.

Estimated Amortization Expense Years Ended September 30,
2012	$31,418
2013	31,418
2014	31,418
2015	31,418
2016	31,418
Thereafter	68,879

$225,969

9. PREPAID EXPENSES

Prepaid expenses increased by an aggregate of $1,500,000 in the quarter ended March 31, 2011 due to amounts paid pursuant to the Company’s obligations under a sales contract and an extended warranty and maintenance agreement to provide repair and maintenance services over an eight year period for products sold under a contract with a foreign government. This amount is being amortized on a straight-line basis at an annual rate of $187,500 over the contract period, and is being recognized as a component of cost of sales. As of September 30, 2011, $187,500 of the total prepayment was classified as a current asset and $1,218,750 was classified as noncurrent.

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2011	2010
Payroll and related	$2,628,210	$1,180,173
Deferred revenue	800	800
Warranty reserve	265,658	235,796
Income tax	—	105,858
Customer deposits	4,543	500
Other	—	9,115

Total	$2,899,211	$1,532,242

Other liabilities—noncurrent consisted of the following:

Extended Warranty	6,603	9,310
Deferred revenue—noncurrent	270,141	273,154

Total	276,744	$282,464

Payroll and related

Accrued payroll and related consists primarily of accrued bonuses and related payroll taxes in accordance with the Company’s compensation plan. See Note 12 for additional information regarding the bonus plan.

Deferred Revenue

Deferred revenue at September 30, 2011 included $270,941 collected from a license agreement in advance of recognized revenue. The Company recognizes revenue and reduces deferred revenue on a per unit basis as the license is used by the customer. In the quarter ended June 30, 2011, the Company determined that it was more appropriate to report a portion of the deferred license revenue as noncurrent based on the Company’s estimate of revenue to be recognized over the subsequent 12 month period. Accordingly, $270,141 of the total deferred license revenue was reclassified as noncurrent as of June 30, 2011. To conform to this presentation, $273,154 of the deferred license revenue balance at September 30, 2010 was reclassified as noncurrent. The Company does not believe that this reclassification had a material effect on the previously reported financial statements. The Company recognized $3,013 of revenue from this license agreement in the year ended September 30, 2011.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

Years Ended September 30,	2011	2010
Beginning balance	$245,106	$248,327
Warranty provision	74,521	69,384
Warranty settlements	(47,366)	(72,605)

Ending balance	$272,261	$245,106

Short-term warranty reserve	265,658	$235,796
Long-term warranty reserve	6,603	9,310

	$272,261	$245,106

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2011, the Company increased its reserve by $27,155.

11. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2011	2010
Current tax expense
Federal	$88,000	$50,000
State	(13,000)	117,000

	75,000	167,000
Deferred (benefit)
Federal	93,000	(994,000)
State	16,000	(175,000)

	109,000	(1,169,000)
Change in valuation allowance	(109,000)	1,169,000

Provision for income taxes	$75,000	$167,000

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

Years Ended September 30,	2011	2010
Income taxes computed at the federal statutory rate	$1,710,000	$1,088,000
Change in valuation allowance	109,000	(1,169,000)
Nondeductible compensation, interest expense and other	4,000	(292,000)
State income taxes, net of federal tax benefit	283,000	184,000
Change in R&D credit carryover	(2,094,000)	—
Net Operating Loss/Prior year true-ups	357,000	427,000
State business credit utilization	(294,000)	(75,000)
Other	—	4,000

	$75,000	$167,000

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2011 and 2010 were as follows:

	At September 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$20,928,000	$22,619,000
Research and development credit	2,094,000	—
Share-based compensation	1,761,000	2,024,000
Equipment	90,000	118,000
Patents	252,000	270,000
Accruals and other	490,000	502,000
State Tax Deduction	4,000	36,800
Federal AMT Credit	155,000	56,000
Allowances	213,000	279,000

Gross deferred tax asset	25,987,000	25,904,800
Less valuation allowance	(25,987,000)	(25,904,800)

	$—	$—

A valuation allowance has been recorded to offset the net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes.”

At September 30, 2011, the Company had net deferred tax assets of approximately $25,987,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2011, the Company, for federal income tax purposes, had NOL carryforwards of approximately $55,128,000, which expire through 2030. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2011, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $179,000.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets. The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company had an estimated $1,566,000 and $800,000 of federal and state R&D tax credits, respectively, at September 30, 2011, a portion of which began to expire in the 2010 tax year. The Company is in the process of completing a comprehensive review of the components of its R&D credits. Based on preliminary findings, the Company has included the deferred tax assets associated with the tax credit carryforwards from its deferred tax assets recording a corresponding decrease in the valuation allowance. Once the analysis is completed, any adjustments will be made to update its unrecognized R&D tax benefits. Further, due to a change in California tax law in fiscal year 2008, NOL carryforwards may not be used in tax years 2008, 2009, 2010 and 2011, and R&D credits were limited to fifty percent of the Company’s net tax in tax years 2008 and 2009.

The Company adopted ASC 740-10-25, “Income Taxes—Recognition” as of October 1, 2007. As of the date of the adoption, the Company had no unrecognized tax benefits and there were no material changes during the year. Due to the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not record any interest or penalties during the periods presented.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

12. COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company’s executive offices, research and development, assembly and operational facilities in San Diego, California, are occupied under a sublease agreement that expires May 31, 2012, pursuant to which the current monthly obligation is approximately $17,774. The sublease also obligates the Company for certain other costs and charges, including the Company’s proportionate share of the building operating expenses and real estate taxes. The Company currently occupies approximately 23,698 square feet of office, laboratory, production and warehouse space.

On November 29, 2011, the Company entered into a new lease for 31,360 square feet to replace the current San Diego facility. The lease will commence June 1, 2012 and expire May 31, 2018. The aggregate monthly payment, with abatements, will average $16,306 per month in the first year, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The aggregate monthly payment will be $25,088, $26,656, $28,224, $29,792 and $31,360 for the second through sixth years, plus expenses as noted above. These obligations are included in the operating lease obligation schedule below.

Other Operating Leases

In addition to the facility lease, the Company has two business equipment leases expiring in December 2012 and December 2013. These leases are reported as operating leases.

Total operating lease expense, including facilities and business equipment leases, recorded by the Company for the years ended September 30, 2011 and 2010 was $223,171 and $342,169, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2012	$199,117
2013	254,826
2014	308,076
2015	326,144
2016	344,960
2017	363,776
2018	250,880

$2,047,779

Employment Agreements

The Company entered into an employment agreement in September 2006 with its president and chief executive officer that provides for severance benefits of up to a maximum of six months’ salary and health benefit continuation if his employment is terminated without cause or he resigns for good reason. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Commission and Bonus Plans

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2010.

The Company accrued $970,224 for bonuses and related payroll taxes in the year ended September 30, 2010, of which $633,492 was accrued during the quarter ended September 30, 2010 based on the Company having achieved the bonus plan target levels, which was paid during the quarter ended December 31, 2010. In fiscal 2011, the Company accrued a total of $2,308,010, of which $1,531,211 was accrued during the quarter ended September 30, 2011 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year, which is included in accrued and other liabilities under the caption payroll and related. The bonuses accrued in fiscal 2011 are expected to be paid in the quarter ending December 31, 2011.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2011 and 2010, the Company made matching contributions of $127,503 and $27,518, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2011, or 2010.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2011, or 2010.

13. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2011, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards for an aggregate of 3,250,000 shares of common stock to employees, directors or consultants. The total 2005 Equity Plan reserve includes these shares and shares reserved under other plans prior to the 2005 Equity Plan, allowing for the issuance of up to 4,999,564 shares. At September 30, 2011, there were options outstanding covering 4,181,339 shares of common stock under the 2005 Equity Plan and 251,977 shares of common stock available for grant for a total of 4,433,316 currently available under the 2005 Equity Plan.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $422,643 and $475,472 of stock compensation expense for the years ended September 30, 2011 and 2010, respectively. The weighted-average estimated fair value of employee stock options granted during the year ended September 30, 2011 and 2010 was $1.60 per share and $0.72 per share, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions (annualized percentages):

Years Ended September 30,	2011	2010
Volatility	83.0% - 93.0%	80.0% - 82.0%
Risk-free interest rate	.99% - 1.77%	.78% - 2.36%
Forfeiture rate	10.0%	20.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.4 - 6.5	3.4 - 4.9

The Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was five years until it was changed to ten years in August 2011. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2011, there was approximately $700,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.5 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2011 and 2010, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2010:
Outstanding October 1, 2009	4,068,409	$2.96
Granted	781,500	$1.28
Canceled/expired	(378,876)	$5.32
Exercised	(62,291)	$0.49

Outstanding September 30, 2010	4,408,742	$2.50

Exercisable September 30, 2010	3,798,407	$2.69

Fiscal 2011:
Outstanding October 1, 2010	4,408,742	$2.50
Granted	378,000	$2.39
Canceled/expired	(473,638)	$3.60
Exercised	(131,765)	$1.10

Outstanding September 30, 2011	4,181,339	$2.40

Exercisable September 30, 2011	3,705,939	$2.47

Weighted average fair value of options granted during the year		$1.60

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2011 was $1,490,380 and $1,370,101, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.85 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of options exercised during 2011 and 2010 was $182,191 and $71,796, respectively. Cash received from the exercise of stock options for the year ended September 30, 2011 was $145,450. The Company recognized the $182,191 as a tax benefit in the income tax provision for the year ended September 30, 2011.

The following table summarizes information about stock options outstanding at September 30, 2011:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46-$1.00	776,482	2.19	$0.48	774,919	$0.48
$1.01-$2.00	1,095,857	2.97	$1.47	867,574	$1.51
$2.01-$3.00	494,500	6.43	$2.30	253,946	$2.27
$3.01-$4.00	1,106,000	0.68	$3.40	1,101,000	$3.40
$4.01-$4.81	708,500	0.37	$4.47	708,500	$4.47

$0.46-$4.81	4,181,339	2.19	$2.40	3,705,939	$2.47

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $422,643 and $475,472, respectively, for the fiscal years ended September 30, 2011 and 2010. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2011	2010
Cost of revenue	$25,928	$41,641
Selling, general and administrative	335,796	380,688
Research and development	60,919	53,143

Total	$422,643	$475,472

14. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2011, the Company issued 131,765 shares of common stock and obtained gross proceeds of $145,450 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2011 or 2010.

Stock Purchase Warrants

In February 2011, 1,627,945 stock purchase warrants originally issued on August 7, 2006 (the “2006 Warrants”) were exercised at a price of $2.67 for total proceeds of $4,346,613. The remaining 12,564 of the 2006 Warrants expired unexercised. On February 4, 2011, in consideration of the warrant holders exercising the 2006 Warrants at an exercise price above the then current market price of the Company’s common stock, the Company issued to the warrant holders new warrants exercisable for an aggregate of 1,627,945 shares of common stock at an exercise price of $2.67 per share (the “2011 Warrants”). The 2011 Warrants are exercisable from August 4, 2011 through February 4, 2016. The fair value of the 2011 Warrants, which was recorded as a non-cash offering cost and offset to the proceeds from the exercise of the 2006 Warrants, was estimated to be $2,164,773 using a Black-Scholes pricing model, assuming a 5.0 year expected life, a volatility of 88.5%, a risk-free interest rate of 2.26% and no expected forfeitures or dividend yield.

The Company entered into a Registration Rights Agreement with the holders of the 2011 Warrants (“Warrant Holders”). Under this agreement, the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement was not declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised.

On March 2, 2011, the Company filed a registration statement on Form S-3, which satisfied its initial registration obligations under this agreement. On April 7, 2011, this registration statement became effective, which satisfied the initial 90 day effectiveness obligation. No liquidated damages have been accrued as of September 30, 2011 as it was not deemed to be probable that any such damages will be incurred.

Pursuant to guidance in ASC 815-40, which the Company adopted October 1, 2009 (see Notes 2 and 4), management determined that 1,948,204 warrants granted in 2006 contained a strike price adjustment feature resulting in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, on October 1, 2009, these warrants were reclassified from equity and the Company recorded a warrant liability of $747,917 with a cumulative effect adjustment to accumulated deficit of $1,499,063 based on the change in fair value of the warrants from their issuance date to the reclassification date. The warrant fair value was adjusted each reporting period based on current assumptions, with the change in value recognized in current earnings. At August 6, 2010, the date the warrants were scheduled to expire, the estimated fair value of the warrant liability was reduced to $0, based on the fair value on that date and the amendment described below which removed the strike price adjustment feature of the warrants so that they no longer are required to be classified as a derivative liability under the provisions of ASC 815-40. Other income of $747,917 was recognized during the year ended September 30, 2010 based on the change in fair value. The warrant fair values at August 6, 2010 and October 1, 2009 were determined using the Black-Scholes valuation model using the closing stock price at each date, volatility rates of 71% and 96%, risk free interest rates of 0.00% and 0.27%, and contractual lives equal to the remaining term of the warrants expiring August 6, 2010 which was 0.00 years and 0.85 years as of each measurement date.

In July and August, 2010, prior to the expiration of the warrants, the Company entered into an Amendment No. 1 to Warrant (the “Amendment”) with certain holders of its outstanding warrants. The Amendment extended the expiration date on 1,640,509 warrants from August 6, 2010 to February 6, 2011. In consideration for the extended expiration date, the holders were no longer entitled to receive (a) a pro rata distribution of shares of any wholly owned subsidiary of the company in a spin off transaction upon exercise of the warrants after the record date for such spin-off or (b) an adjustment to the warrant exercise price for subsequent issuances of securities by the Company at a price less than the then current exercise price for the warrants. Based on the elimination of the repricing provision, the warrants extended were no longer required to be classified as a derivative liability under the provisions of ASC 815-40. As such, at August 6, 2010, the value of the derivatives was reduced to $0, as the original warrants held no value at the original expiration date, and then an operating expense of $1,725 was recorded for those warrants extended using the Black-Scholes valuation model based on the closing price on August 6, 2010, a volatility rate of 51%, risk free interest rate of 0.20% and a contractual life of six months representing the term of the extension.

15. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2011	2010
Basic
Income from continuing operations	$4,953,448	3,032,674
Income (loss) from discontinued operations	69,454	(49,061)

Income available to common stockholders	$5,022,902	$2,983,613

Weighted average common shares outstanding (basic)	31,755,157	30,589,212

Basic income per common share, continuing operations	$0.16	$0.10

Basic income per common share, discontinued operations	$0.00	$0.00

Basic income per common share	$0.16	$0.10

Diluted
Income from continuing operations	$4,953,448	3,032,674
Income (loss) from discontinued operations	69,454	(49,061)

Income available to common stockholders	$5,022,902	$2,983,613

Weighted average common shares outstanding	31,755,157	30,589,212
Assumed exercise of dilutive options and warrants	967,475	522,118

Common and potential common shares	32,722,632	31,111,330

Diluted income per common share, continuing operations	$0.15	$0.10

Diluted income per common share, discontinued operations	$0.00	$0.00

Diluted income per common share	$0.15	$0.10

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive
Options	1,925,000	2,849,700
Warrants	1,627,945	1,640,509

Total	3,552,945	4,490,209

16. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2011, revenues from two customers accounted for 46% and 12% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended

September 30, 2010, revenues from one customer accounted for 41% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2011	2010
Revenues
United States	$7,895,236	$11,430,762
Other	18,611,585	5,263,313

Total Revenues	$26,506,821	$16,694,075

The following table summarizes revenues by product line.

Years Ended September 30,	2011	2010
Revenues
LRAD	26,196,063	16,547,305
SoundSaber	147,713	45,627
Other	163,045	101,143

Total Revenues	$26,506,821	$16,694,075

17. SPIN-OFF OF PARAMETRIC SOUND CORPORATION

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

18. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The historical results of operations relating to the HSS business have been presented as discontinued operations in the Consolidated Statement of Operations. The current and prior year Consolidated Balance Sheets also identify historical assets and liabilities as well as assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement. Based on the terms of the Separation and Distribution Agreement between Parametric and the Company, the Company had some limited continuing activity with regard to the HSS business after the distribution date which gave rise to continuing cash flows. The Company continued to fulfill some transitional sales of the legacy HSS model H450 product for a short period of time and then cash flows associated with the sales and production of this product are expected to cease.

The components of the Consolidated Statements of Operations which are presented as discontinued operations are as follows:

	Years Ended September 30,
	2011	2010
Total revenues	$195,097	$607,262
Cost of revenues	(119,253)	(452,510)
Operating expenses	—	(211,754)

Total income (loss) from discontinued operations	$75,844	$(57,002)

Income tax (expense) benefit	(6,390)	7,941

Income (loss) from discontinued operations	$69,454	$(49,061)

The components of the Consolidated Balance Sheets which are presented as discontinued operations were as follows:

	September 30,
	2011	2010
Assets:
Accounts receivable, less allowance of $0 and $222,864 for doubtful accounts	$—	$41,663
Inventories, net	6,250	70,854

Total current assets	$6,250	$112,517

Liabilities:
Accounts payable	$—	$16,994
Customer deposits	—	2,913
Payroll and related	—	3,465
Warranty reserve	9,263	29,918

Total current liabilities	$9,263	$53,290

19. RELATED PARTY

Elwood G. Norris, a former officer and Chairman of the Board of the Company, is the President and Chief Executive Officer of Parametric. Mr. Norris was previously a related party as a result of more than 10% stock ownership of the Company until March 31, 2011 when his stock ownership fell below 10%. The Company entered into a consulting arrangement with Mr. Norris on June 4, 2010, concurrent with him resigning from the Board, whereby he provided consulting and advisory services to the Company in exchange for a quarterly consulting fee of $5,000 through May 31, 2012. The Company paid Mr. Norris consulting fees of $20,000 during the year ended September 30, 2011, and consulting and board fees of $5,000 and $15,000, respectively, during the year ended September 30, 2010.

20. SUBSEQUENT EVENT

On November 29, 2011, the Company entered into a new lease for 31,360 square feet to replace the current San Diego lease. The lease will commence June 1, 2012 and expire May 31, 2018. See Note 12 for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 5, 2011

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

Date: December 5, 2011	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: December 5, 2011	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 5, 2011	By	/s/ HELEN C. ADAMS
Helen C. Adams Director

Date: December 5, 2011	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: December 5, 2011	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

S-1