Form 10-Q
period 2011-12-31
LRAD Corp
filed 2012-02-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 31, 2012 was 32,374,499.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	September 30,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,845,377	$13,870,762
Restricted cash	606,250	606,250
Accounts receivable	2,739,844	5,098,148
Inventories, net	2,946,092	2,735,520
Prepaid expenses and other	556,151	663,601
Assets of discontinued operations	—	6,250

Total current assets	20,693,714	22,980,531

Property and equipment, net	63,961	75,468
Intangible assets, net	207,928	225,969
Prepaid expenses - noncurrent	1,203,235	1,218,750

Total assets	$22,168,838	$24,500,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596,321	$1,040,202
Accrued liabilities	539,570	2,899,211
Liabilities of discontinued operations	—	9,263

Total current liabilities	1,135,891	3,948,676

Other liabilities - noncurrent	304,417	276,744

Total liabilities	1,440,308	4,225,420

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized;none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,374,499 shares issued and outstanding each period	324	324
Additional paid-in capital	85,812,846	85,673,560
Accumulated deficit	(65,084,640)	(65,398,586)

Total stockholders’ equity	20,728,530	20,275,298

Total liabilities and stockholders’ equity	$22,168,838	$24,500,718

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2011	2010
Revenues:
Product sales	$3,545,053	$2,137,990
Contract and other	66,582	67,399

Total revenues	3,611,635	2,205,389
Cost of revenues	1,863,041	1,213,013

Gross profit	1,748,594	992,376

Operating expenses:
Selling, general and administrative	1,056,559	1,053,727
Research and development	381,318	379,220

Total operating expenses	1,437,877	1,432,947

Income (loss) from operations	310,717	(440,571)

Other income	12,944	3,684

Income (loss) from continuing operations before income taxes	323,661	(436,887)
Income tax expense	9,715	—

Income from continuing operations	313,946	(436,887)
Income from discontinued operations, net of tax	—	81,520

Net income (loss)	$313,946	$(355,367)

Net income (loss) per common share - basic and diluted:
Continuing operations	$0.01	$(0.01)
Discontinued operations	$—	$—

Total net income (loss) per common share - basic and diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	32,374,499	30,633,109

Diluted	33,061,520	30,633,109

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	December 31,
	2011	2010
Operating Activities:
Net income (loss)	$313,946	$(355,367)
Less: Net income from discontinued operations (Note 16)	—	81,520

Income (loss) from continuing operations	313,946	(436,887)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	22,776	48,304
Provision for doubtful accounts	—	56,000
Warranty provision	64,310	(14,947)
Inventory obsolescence	162,602	(38,743)
Share-based compensation	139,286	113,303
Loss on impairment of patents	10,616	1,748
Changes in operating assets and liabilities:
Restricted cash	—	(3,031,250)
Accounts receivable	2,358,304	2,204,760
Inventories	(373,174)	(2,968,193)
Prepaid expenses and other	107,450	(10,978)
Prepaid expenses - noncurrent	15,515	—
Accounts payable	(443,881)	1,268,445
Warranty settlements	(13,095)	(15,838)
Accrued liabilities	(2,383,183)	822,846

Net cash used in operating activities of continuing operations	(18,528)	(2,001,430)
Net cash used in (provided by) operating activities of discontinued operations (Note 16)	(3,013)	100,718

Net cash used in operating activities	(21,541)	(1,900,712)

Investing Activities:
Purchase of equipment	(3,617)	(6,958)
Patent costs paid	(227)	(55)

Net cash used in investing activities	(3,844)	(7,013)

Financing Activities:
Proceeds from exercise of stock options	—	94,841

Net cash provided by financing activities	—	94,841

Net decrease in cash and cash equivalents	(25,385)	(1,812,884)
Cash and cash equivalents, beginning of period	13,870,762	5,421,167

Cash and cash equivalents, end of period	$13,845,377	$3,608,283

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$50,000	$108,000

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and applicable sections of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, in the opinion of management, the interim financial statements reflect all adjustments necessary and that disclosures included therein are adequate in order to make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2011 was derived from the Company’s most recent audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 5, 2011.

Principles of Consolidation

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. The condensed consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Discontinued Operations

The financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations include some continued activity by the Company to fulfill remaining sales and warranty obligations following the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying Condensed Consolidated Statement of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. FAIR VALUE MEASUREMENTS

At December 31, 2011, there was no difference between the carrying value and fair market value of the Company’s cash and cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

4. RESTRICTED CASH

At December 31, 2011, the Company’s assets included restricted cash in the amount of $606,250, which is classified as current assets, as this amount was pledged to support a bank guarantee to secure the first year of product warranty for product delivered on a sales contract in the quarter ended March 31, 2011. This collateral had an initial term of greater than one year. Following the initial term, a bank guarantee will be issued for $39,406 and renewed annually for seven additional years to cover each year of the extended warranty and maintenance agreement. Upon completion of the contract, the funds will become unrestricted and transferred to cash and cash equivalents. This asset is carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2011	2011
Finished goods	$779,224	$505,749
Work in process	236,309	168,622
Raw materials	2,400,257	2,368,245

	3,415,790	3,042,616
Reserve for obsolescence	(469,698)	(307,096)

	$2,946,092	$2,735,520

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2011	2011
Machinery and equipment	$522,819	$521,719
Office furniture and equipment	773,596	775,662
Leasehold improvements	262,258	262,258

	1,558,673	1,559,639
Accumulated depreciation	(1,494,712)	(1,484,171)

	$63,961	$75,468

Depreciation expense was $15,124 and $40,238 for the three months ended December 31, 2011 and 2010, respectively.

7. PATENTS

Patents consisted of the following:

	December 31, 2011	September 30, 2011
Cost	$441,522	$458,912
Accumulated amortization	(233,594)	(232,943)

	$207,928	$225,969

Amortization expense for the Company’s patents was $7,652 and $8,066 for the three months ended December 31, 2011 and 2010, respectively.

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first three months of fiscal 2012 and 2011, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company reduced the value of previously capitalized patents by $10,616 and $1,748 during the three months ended December 31, 2011 and 2010, respectively.

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party servicer in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold under this contract. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over this eight year period, and is being recognized as a component of cost of sales. Accordingly, as of December 31, 2011, $187,500 of the total prepayment was classified as a current asset and $1,171,875 was classified as noncurrent.

9. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31, 2011	September 30, 2011
Payroll and related	$244,187	$2,628,210
Deferred revenue	418	800
Warranty reserve	289,200	265,658
Customer deposits	2,350	4,543
Other	3,415	—

Total	$539,570	$2,899,211

Other liabilities—noncurrent consisted of the following:

Extended Warranty	$34,276	$6,603
Deferred revenue—noncurrent	270,141	270,141

Total	$304,417	$276,744

Deferred Revenue

Deferred revenue at December 31, 2011 and September 30, 2011 included $270,559 and $270,941, respectively, collected from a license agreement in advance of recognized revenue.

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,
	2011	2010
Beginning balance	$272,261	$245,106
Warranty provision	64,310	(14,947)
Warranty settlements	(13,095)	(15,838)

Ending balance	$323,476	$214,321

Short-term warranty reserve	$289,200	$205,011
Long-term warranty reserve	34,276	9,310

	$323,476	$214,321

10. INCOME TAXES

At December 31, 2011, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded a tax provision of $9,715 during the three months ended December 31, 2011 based upon the estimated annual tax rate. The tax provision includes federal taxes, resulting from the Alternative Minimum Tax (“AMT”) where only 90% of taxable income may be applied against NOLs. California state taxes resulting from the suspension of NOLs for the 2011 tax year have been offset by a state tax Research and Development credit.

The effective tax rate is lower than the statutory rate as any income recognized for the tax year will permit a decrease in the valuation allowance for NOLs offset by the AMT and the temporary suspension of California loss carryforwards.

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

11. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2011 was approximately $10,700,000.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2012 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2011. During the three months ended December 31, 2011 and 2010, the Company did not record any bonus expense in connection with the respective 2012 or 2011 plans.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2011, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At December 31, 2011, there were options outstanding covering 4,171,339 shares of common stock under the 2005 Equity Plan and an additional 261,977 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2011	4,181,339	$2.40
Canceled/expired	(10,000)	$4.69

Outstanding December 31, 2011	4,171,339	$2.40

Exercisable December 31, 2011	3,793,061	$2.45

Options outstanding are exercisable at prices ranging from $0.46 to $4.81 and expire over the period from 2012 to 2021 with an average life of 1.94 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 was $955,790 and $922,618, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2011	2010
Cost of revenue	$6,881	$6,822
Selling, general and administrative	118,399	88,186
Research and development	14,006	18,295

Total	$139,286	$113,303

There were no stock options granted in the three months ended December 31, 2011. The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2010 was $1.63 per share, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended December 31,
	2011	2010
Volatility	na	90.0% - 93.0%
Risk-free interest rate	na	1.0% - 1.5%
Forfeiture rate	na	10.0%
Dividend yield	na	0.0%
Expected life in years	na	3.4 - 4.0

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

Since the Company has an NOL carryforward as of December 31, 2011, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2011 and 2010. As of December 31, 2011, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.4 years.

13. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in stockholders’ equity components during the three months ended December 31, 2011:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2011	32,374,499	$324	$85,673,560	$(65,398,586)	$20,275,298

Share-based compensation expense	—	—	139,286	—	139,286
Net income for the period	—	—	—	313,946	313,946

Balances, December 31, 2011	32,374,499	$324	$85,812,846	$(65,084,640)	$20,728,530

Stock Purchase Warrants

At December 31, 2011, the Company had 1,627,945 shares purchasable under outstanding warrants (the “2011 Warrants”) at an exercise price of $2.67 which are exercisable through February 4, 2016.

The Company entered into a Registration Rights Agreement with the holders of the 2011 Warrants (“Warrant Holders”). Under this agreement, if the Warrant Holders are unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.0267 per day per applicable share, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised.

14. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2011	2010
Basic
Income (loss) from continuing operations	$313,946	(436,887)
Income from discontinued operations	—	81,520

Income (loss) available to common stockholders	$313,946	$(355,367)

Weighted average common shares outstanding (basic)	32,374,499	30,633,109

Basic income per common share, continuing operations	$0.01	$(0.01)

Basic income per common share, discontinued operations	$—	$0.00

Basic income per common share	$0.01	$(0.01)

Diluted
Income (loss) from continuing operations	$313,946	(436,887)
Income from discontinued operations	—	81,520

Income (loss) available to common stockholders	$313,946	$(355,367)

Weighted average common shares outstanding	32,374,499	30,633,109
Assumed exercise of dilutive options and warrants	687,021	—

Weighted average dilutive shares outstanding	33,061,520	30,633,109

Diluted income per common share, continuing operations	$0.01	$(0.01)

Diluted income per common share, discontinued operations	$—	$0.00

Diluted income per common share	$0.01	$(0.01)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,647,700	4,389,742
Warrants	1,627,945	1,640,509

Total	4,275,645	6,030,251

15. MAJOR CUSTOMERS

For the three months ended December 31, 2011, revenues from three customers accounted for 27%, 24% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2011, accounts receivable from two customers accounted for 56% and 17% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2010, revenues from two customers accounted for 21% and 13% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2010, accounts receivable from two customers accounted for 32% and 21% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

16. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The prior year results of operations relating to the HSS business have been presented as discontinued operations in the Condensed Consolidated Statement of Operations. The prior year Condensed Consolidated Balance Sheets also identify assets and liabilities retained by the Company to fulfill remaining warranty obligations for previous HSS shipments. There were no discontinued operations financing or investing activities in the prior year. Current year results of operations and the assets and liabilities related to the HSS business are immaterial and are not reported as discontinued operations. The components of the Condensed Consolidated Statements of Operations, which are presented as discontinued operations are as follows:

Three months ended December 31, 2010
Total revenues	$131,584
Cost of revenues	(50,064)

Total income from discontinued operations	$81,520

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

September 30, 2011
Assets:
Inventories, net	$6,250

Total current assets	$6,250

Liabilities:
Warranty reserve	$9,263

Total current liabilities	$9,263

Net assets	$(3,013)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below is presented to show the results of continuing operations only, and does not discuss the results of discontinued operations from our former HSS business (see Note 16 for further information on the discontinued operations). It should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2011.

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

Overview

We are a pioneer of highly intelligible, long range directed sound technologies and products. We aggressively seek to create markets for our products, and we are increasing our focus and investment in worldwide sales and marketing activities as we also continue to invest in product development.

In the quarter ended December 31, 2011, we had revenues of $3,611,635 compared to $2,205,389 in the quarter ended December 31, 2010. The quarter included some strategic orders into growing markets, including perimeter security of critical infrastructure for the City of Fort Worth, TX, support for disaster response for the flooding in Thailand, and a follow-on order for bird preservation at an international mining site. In addition, we delivered the balance of an order from the U.S. Navy that we received due to government year-end funding. Gross margin for the quarter improved to 48% of net revenues, compared to 45% of net revenues for the quarter ended December 31, 2010, due to increased fixed overhead absorption due to higher revenues, partially offset by costs related to amortization of prepaid expenses to support our foreign military repair and maintenance service contract for products sold under this contract shipped in fiscal 2011. On a quarter over quarter basis, our revenues are expected to remain uneven, while our overall year over year revenue trend continues to improve.

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of potential security threats. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In fiscal 2011, we added wireless capability to our LRAD 100X product. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line includes the following:

•

LRAD 1000X—selected by the U.S. Navy as its acoustic hailing device (“AHD”) for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication. This unit is available in both fully-integrated and remotely operated electronics.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•	LRAD 300X is a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft. This unit is available in both fully integrated and remotely operated electronics.

•

LRAD 100X is a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. This unit is ideally suited for short-range perimeter security and communications and is available in a wireless version.

•

LRAD-RX—selected by the U.S. Navy in 2010 in a competitive bid as its AHD for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications. Our largest and loudest acoustic hailing system broadcasts highly intelligible voice communication that can be clearly heard and understood over five miles away.

We continue to focus on product cost reductions, feature enhancements and customized applications of existing products, and increased product certifications. We believe these products provide increased opportunities in government, military and commercial markets and allow our continued leadership in this market. We intend to continue to enhance our existing product offerings and continue to develop new products during fiscal 2012 with consistent levels of expenditures for research and development.

Overall Business Outlook

We continue to experience positive responses to our expanding LRAD-X product line and increased global acceptance of our LRAD products. We believe we have a solid technology and product foundation for business growth. We have strong market opportunities within the government, military and commercial maritime sectors due to increasing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. We have continued to strengthen our selling network through the addition of in-house business development talent as well as key integrators and sales representatives within the United States and in a number of worldwide locations. However, we continue to face challenges in fiscal 2012 due to international market conditions that severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. government budgeting process and restrictions that may be placed on military spending. A further or continued deterioration in financial markets and confidence in major economies, continued delays in U.S. government spending or extended reductions in military spending could negatively impact the expected continued growth of our business.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2011. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2011		December 31, 2010
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$3,545,053	98.2%	$2,137,990	96.9%	$1,407,063	65.8%
Contract and other	66,582	1.8%	67,399	3.1%	(817)	(1.2%)

	3,611,635	100.0%	2,205,389	100.0%	1,406,246	63.8%

Cost of revenues	1,863,041	51.6%	1,213,013	55.0%	650,028	53.6%

Gross profit	1,748,594	48.4%	992,376	45.0%	756,218	76.2%

Operating Expenses:
Selling, general and administrative	1,056,559	29.3%	1,053,727	47.8%	2,832	0.3%
Research and development	381,318	10.6%	379,220	17.2%	2,098	0.6%

	1,437,877	39.8%	1,432,947	65.0%	4,930	0.3%

Income (loss) from operations	310,717	8.6%	(440,571)	(20.0%)	751,288	170.5%

Other Income	12,944	0.4%	3,684	0.2%	9,260	251.4%

Income (loss) from continuing operations before income taxes	323,661	9.0%	(436,887)	(19.8%)	760,548	174.1%
Income tax expense	9,715	0.0%	—	0.0%	9,715	na
Income from discontinued operations	—	0.0%	81,520	3.7%	(81,520)	100.0%

Net income (loss)	$313,946	8.7%	$(355,367)	(16.1%)	$669,313	188.3%

The increase in revenues was primarily attributable to several orders into some growing commercial markets including bird mitigation, perimeter security and disaster response, as well as the delivery of an order to the U.S. Navy. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At December 31, 2011, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue and increased fixed overhead absorption, partially offset by increased cost related to the amortization of prepaid expenses to support the large military sale in fiscal 2011.

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

Selling, General and Administrative Expenses

There was little change in selling, general and administrative expenses. A $77,089 decrease in bad debt expense was offset by increases of $28,123 primarily for business development personnel, $30,213 in non-cash share-based compensation expense and $19,979 in commission expense for third party sales representatives.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2011 and 2010 of $118,399 and $88,186, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses will fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

There was little change in research and development expense. A $15,980 increase in development cost was offset by a $6,330 reduction in travel expense and $9,650 of other reductions.

Included in research and development expenses for the three months ended December 31, 2011 and 2010 was $14,006 and $18,295 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the first fiscal quarter we identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $10,616 during the quarter ended December 31, 2011, compared to an impairment of $1,748 in the three months ended December 31, 2010.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2012 and 2011 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Income (Loss) from Operations

The increase in income from operations was primarily attributable to the increase in revenues and gross margin.

Other Income

During the three months ended December 31, 2011, we earned $9,260 more in interest income on our cash and cash equivalents balances compared to the three months ended December 31, 2010 as a result of a higher cash balance and a higher balance in interest bearing accounts.

Net Income (Loss)

The increase in net income was primarily the result of higher revenues and gross margin in the quarter. In addition, we reported $81,520 of income from discontinued operations in the quarter ended December 31, 2010, which was not recognized in the quarter ended December 31, 2011 (Note 16). We also recognized an income tax provision of $9,715 due to the increase in taxable income in the quarter ended December 31, 2011, compared to the quarter ended December 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011 was $13,845,377, compared to $13,870,762 at September 30, 2010. In addition, at December 31, 2011, we had $606,250 of cash, which we pledged to support a bank guarantee related to a customer sales contract that was previously included as cash and cash equivalents and reclassified as “restricted cash” in the year ended September 30, 2011. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2011, offset by a reduction in accrued liabilities as a result of the payment of fiscal 2011 bonuses and related taxes in December 2011. Other than cash, inventory and our balance of accounts receivable, we have no other unused sources of liquidity at this time.

At December 31, 2011 and 2010, exclusive of discontinued operations, our current assets exceeded our current liabilities by $19,557,823 and $19,034,868, respectively.

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

Cash Flows

Operating Activities

Our net cash used in operating activities from continuing operations was $18,528 for the three months ended December 31, 2011 compared to $2,001,430 used in operating activities for the three months ended December 31, 2010. Net cash provided by operating activities for the three months ended December 31, 2011 included $313,946 of net income, increased by expenses not requiring the use of cash of $399,590, $2,358,304 from reduced accounts receivable and $122,965 from reduced current and non-current prepaid expenses. Our net cash used in operating activities included $2,383,183 for reduced accrued liabilities, which was primarily for a reduction of payroll liabilities for the payout of the fiscal year 2011 bonus payment in the first fiscal quarter of 2012, $373,174 for increased inventory, $443,881 for reduced accounts payable and $13,095 for increased warranty settlements. Operating cash provided by continuing operations during the three months ended December 31, 2010 included $2,204,760 from reduced accounts receivable, $1,268,445 from increased accounts payable and $822,846 for increased accrued liabilities. Operating cash usage during the three months ended December 31, 2010 included a net loss of $436,887, reduced by expenses not requiring the use of cash of $165,665, $3,031,250 for transfers to restricted cash to support bank guarantees, $2,968,193 for increased inventory, $10,978 for increased prepaid expenses and $15,838 for increased warranty settlements.

At December 31, 2011, we had net accounts receivable of $2,739,844, compared to $5,098,148 in accounts receivable at September 30, 2011. The level of trade accounts receivable for the quarter ended December 31, 2011 represented approximately 70 days of revenue, compared to 73 days of revenue for the quarter ended September 30, 2011. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $3,844 for the three months ended December 31, 2011 and $7,013 for the three months ended December 31, 2010. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2012.

Financing Activities

In the three months ended December 31, 2011, we did not receive any proceeds from financing activities. We received $94,841 from the exercise of stock options in the three months ended December 31, 2010.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements for the quarter ended December 31, 2011.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents. The Company’s exposure to market risk for changes in interest rates is minimal as a result of maintaining cash in savings accounts and short term money market accounts. The Company currently does not have any debt that could be subject to interest fluctuation or market risk.

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, all sales to customers and all arrangements with third-party manufacturers, with one exception, provide for pricing and payment in United States dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the United States’ dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the United States Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The risk factors identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 have not changed in any material respect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated February 7, 2012 regarding fiscal Q1 2012 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed concurrently herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: February 7, 2012	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)