Form 10-Q
period 2012-03-31
LRAD Corp
filed 2012-05-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on April 26, 2012 was 32,374,499.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,884,772	$13,870,762
Restricted cash	606,250	606,250
Accounts receivable	2,133,263	5,098,148
Inventories, net	3,192,703	2,735,520
Prepaid expenses and other	591,071	663,601
Assets of discontinued operations	—	6,250

Total current assets	20,408,059	22,980,531

Restricted cash	39,406	—
Property and equipment, net	67,811	75,468
Intangible assets, net	200,592	225,969
Prepaid expenses and other - noncurrent	1,156,360	1,218,750

Total assets	$21,872,228	$24,500,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,498	$1,040,202
Accrued liabilities	536,217	2,899,211
Liabilities of discontinued operations	—	9,263

Total current liabilities	973,715	3,948,676

Other liabilities - noncurrent	323,687	276,744

Total liabilities	1,297,402	4,225,420

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,374,499 shares issued and outstanding each period	324	324
Additional paid-in capital	85,951,030	85,673,560
Accumulated deficit	(65,376,528)	(65,398,586)

Total stockholders’ equity	20,574,826	20,275,298

Total liabilities and stockholders’ equity	$21,872,228	$24,500,718

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenues:
Product sales	$2,340,731	$15,297,871	$5,885,784	$17,435,860
Contract and other	59,710	205,204	126,292	272,603

Total revenues	2,400,441	15,503,075	6,012,076	17,708,463
Cost of revenues	1,083,438	4,635,260	2,946,479	5,848,273

Gross profit	1,317,003	10,867,815	3,065,597	11,860,190

Operating expenses:
Selling, general and administrative	1,193,294	4,390,379	2,249,853	5,444,105
Research and development	429,390	665,690	810,708	1,044,910

Total operating expenses	1,622,684	5,056,069	3,060,561	6,489,015

(Loss) Income from operations	(305,681)	5,811,746	5,036	5,371,175

Interest income	6,778	4,506	19,722	8,190

(Loss) income from continuing operations before income taxes	(298,903)	5,816,252	24,758	5,379,365
Income tax (benefit) expense	(7,015)	112,095	2,700	112,095

(Loss) income from continuing operations	(291,888)	5,704,157	22,058	5,267,270
Income from discontinued operations, net of tax	—	105	—	81,625

Net (loss) income	$(291,888)	$5,704,262	$22,058	$5,348,895

Net (loss) income per common share - continuing operations:
Basic	$(0.01)	$0.18	$0.00	$0.17
Diluted	$(0.01)	$0.17	$0.00	$0.17
Net income per common share - discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net (loss) income per common share:
Basic	$(0.01)	$0.18	$0.00	$0.17
Diluted	$(0.01)	$0.17	$0.00	$0.17
Weighted average common shares outstanding:
Basic	32,374,499	31,687,779	32,374,499	31,154,649

Diluted	32,374,499	32,606,414	33,006,994	32,068,244

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2012	2011
Operating Activities:
Net income	$22,058	$5,348,895
Less: Net income from discontinued operations (Note 16)	—	81,625

Income from continuing operations	22,058	5,267,270
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	45,011	83,992
Provision for doubtful accounts	—	(24,000)
Warranty provision	(40,007)	106,258
Inventory obsolescence	(98,686)	18,861
Share-based compensation	277,470	210,670
Loss on impairment of patents	11,197	20,433
Changes in operating assets and liabilities:
Restricted cash	(39,406)	(3,031,250)
Accounts receivable	2,964,885	1,797,555
Inventories	(358,497)	(513,522)
Prepaid expenses and other	72,530	(593,651)
Prepaid expenses - noncurrent	62,390	(1,312,500)
Accounts payable	(602,704)	(106,583)
Warranty settlements	(15,014)	(21,327)
Accrued liabilities	(2,261,030)	(439,871)

Net provided by operating activities of continuing operations	40,197	1,462,335
Net cash (used in) provided by operating activities of discontinued operations (Note 16)	(3,013)	79,037

Net cash provided by operating activities	37,184	1,541,372

Investing Activities:
Purchase of equipment	(22,342)	(21,859)
Patent costs paid	(832)	(761)

Net cash used in investing activities	(23,174)	(22,620)

Financing Activities:
Proceeds from exercise of common stock warrants	—	4,346,613
Proceeds from exercise of stock options	—	109,910

Net cash provided by financing activities	—	4,456,523

Net increase in cash and cash equivalents	14,010	5,975,275
Cash and cash equivalents, beginning of period	13,870,762	5,421,167

Cash and cash equivalents, end of period	$13,884,772	$11,396,442

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$60,015	$209,550

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

Discontinued Operations

The financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations include some continued activity by the Company to fulfill remaining sales and warranty obligations following the spin-off, are designated as discontinued operations in the accompanying financial statements. Amounts reflected as discontinued operations in the accompanying Condensed Consolidated Statements of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. FAIR VALUE MEASUREMENTS

At March 31, 2012, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

4. RESTRICTED CASH

Restricted cash was reported as follows:

	March 31, 2012	September 30, 2012
Current asset	$606,250	$606,250
Noncurrent asset	39,406	—

	$645,656	$606,250

The Company’s assets included restricted cash, which was pledged to support bank guarantees for product warranty of product delivered on a sales contract in the quarter ended March 31, 2011. The current portion covered the first year of product warranty, and the noncurrent portion was recently issued and will be renewed annually for seven years to cover each year of the extended warranty and maintenance agreement. The current portion will become unrestricted and transferred to cash and cash equivalents in the current fiscal year upon completion of the first year warranty term, and the noncurrent will remain for the duration of the seven year term. These assets are carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2012	September 30, 2011
Finished goods	$813,168	$505,749
Work in process	217,218	168,622
Raw materials	2,580,185	2,368,245

	3,610,571	3,042,616
Reserve for obsolescence	(417,868)	(307,096)

	$3,192,703	$2,735,520

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012	September 30, 2011
Machinery and equipment	$530,753	$521,719
Office furniture and equipment	767,476	775,662
Leasehold improvements	268,107	262,258

	1,566,336	1,559,639
Accumulated depreciation	(1,498,525)	(1,484,171)

	$67,811	$75,468

	Six months ended
	March 31, 2012	March 31, 2011
Depreciation expense	$29,999	$67,974

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2012	September 30, 2011
Cost	$441,347	$458,912
Accumulated amortization	(240,755)	(232,943)

	$200,592	$225,969

	Six months ended
	March 31, 2012	March 31, 2011
Amortization expense	$15,012	$16,018
Loss on impairment of patents	11,197	20,433

	$26,209	$36,451

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first six months of fiscal 2012 and 2011, some of these assets were identified as being associated with patents that are no longer consistent with its business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold under this contract. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over this eight-year period, and is being recognized as a component of cost of sales. Accordingly, as of March 31, 2012, $187,500 of the total prepayment was classified as a current asset and $1,125,000 was classified as noncurrent.

9. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31, 2012	September 30, 2011
Payroll and related	$367,038	$2,628,210
Warranty reserve	163,694	265,658
Customer deposits	2,960	4,543
Deferred revenue	2,525	800
Other	—	—

Total	$536,217	$2,899,211

Other liabilities—noncurrent consisted of the following:

Deferred revenue—noncurrent	$270,141	$270,141
Extended warranty	53,546	6,603

Total	$323,687	$276,744

Deferred Revenue

Deferred revenue at March 31, 2012 and September 30, 2011 included $270,559 and $270,941, respectively, collected from a license agreement in advance of recognized revenue, and $2,106 and $0 of customer prepayments, respectively.

Warranty Reserve

Changes in the warranty reserve during the six months ended March 31, 2012 and 2011 were as follows:

	Three Month Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Beginning balance	$323,476	$214,321	$272,261	$245,106
Warranty provision	(104,317)	121,205	(40,007)	106,258
Warranty settlements	(1,919)	(5,489)	(15,014)	(21,327)

Ending balance	$217,240	$330,037	$217,240	$330,037

Short-term warranty reserve	163,694	321,279	$163,694	$321,279
Long-term warranty reserve	53,546	8,758	53,546	8,758

	$217,240	$330,037	$217,240	$330,037

10. INCOME TAXES

At March 31, 2012, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the six months ended March 31, 2012 as the Company expects its annual effective tax rate to be zero.

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

11. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2012 was approximately $10,800,000. The Company has not experienced any losses in such accounts.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2012 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary, which range from 10% to 50% of base salary, and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2011. During the six months ended March 31, 2012, the Company did not record any bonus expense in connection with the 2012 plan, compared to $583,202 recorded during the three and six months ended March 31, 2011 in connection with the 2011 plan.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2012, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At March 31, 2012, there were options outstanding covering 3,969,714 shares of common stock under the 2005 Equity Plan and an additional 963,602 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2011	4,181,339	$2.40
Granted	10,000	$1.51
Canceled/expired	(721,625)	$4.43

Outstanding March 31, 2012	3,469,714	$1.98

Exercisable March 31, 2012	3,189,622	$1.98

Options outstanding are exercisable at prices ranging from $0.46 to $3.58 and expire over the period from 2012 to 2022 with an average life of 2.07 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2012 was $1,029,372 and $1,007,699, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Cost of revenue	$6,244	$6,330	$13,125	$13,152
Selling, general and administrative	117,803	76,831	236,202	165,017
Research and development	14,137	14,206	28,143	32,501

Total	$138,184	$97,367	$277,470	$210,670

The weighted-average estimated fair value of employee stock options granted during the periods below were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions above (annualized percentages).

	Six months ended March 31,
	2012	2011
Volatility	82.0%	89.0% - 93.0%
Risk-free interest rate	1.10%	0.99% - 1.77%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	6.4	3.4 - 4.0
Weighted average fair value of options granted during the year	$1.07	$1.61

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

Since the Company has a NOL carryforward as of March 31, 2012, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2012 and 2011. As of March 31, 2012, there was approximately $500,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.3 years.

13. STOCK PURCHASE WARRANTS

At March 31, 2012, the Company had 1,627,945 shares purchasable under outstanding warrants (the “2011 Warrants”) at an exercise price of $2.67, which are exercisable through February 4, 2016. The Company entered into a Registration Rights Agreement with the holders of the 2011 Warrants (“Warrant Holders”). Under this agreement, if the Warrant Holders are unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.0267 per day per applicable share, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised.

14. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Basic
(Loss) income from continuing operations	$(291,888)	$5,704,157	$22,058	$5,267,270
Income from discontinued operations	—	105	—	81,625

(Loss) income available to common stockholders	$(291,888)	$5,704,262	$22,058	$5,348,895

Weighted average common shares outstanding	32,374,499	31,687,779	32,374,499	31,154,649

Basic (loss) income per common share, continuing operations	$(0.01)	$0.18	$—	$0.17

Basic income per common share, discontinued operations	$—	$—	$—	$—

Basic (loss) income per common share	$(0.01)	$0.18	$—	$0.17

Diluted
(Loss) income from continuing operations	$(291,888)	$5,704,157	$22,058	$5,267,270
Income from discontinued operations	—	105	—	81,625

(Loss) income available to common stockholders	$(291,888)	$5,704,262	$22,058	$5,348,895

Weighted average common shares outstanding	32,374,499	31,687,779	32,374,499	31,154,649
Assumed exercise of dilutive options and warrants	—	918,635	632,495	913,595

Weighted average dilutive shares outstanding	32,374,499	32,606,414	33,006,994	32,068,244

Diluited (loss) income per common share, continuing operations	$(0.01)	$0.17	$—	$0.17

Diluted income per common share, discontinued operations	$—	$—	$—	$—

Diluted (loss) income per common share	$(0.01)	$0.17	$—	$0.17

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,004,075	2,220,700	1,994,075	2,220,700
Warrants	1,627,945	1,627,945	1,627,945	1,627,945

Total	3,632,020	3,848,645	3,622,020	3,848,645

15. MAJOR CUSTOMERS

For the three months ended March 31, 2012, revenues from two customers accounted for 22% and 10% of revenues, respectively, and for the six months ended March 31, 2012, revenues from two customers accounted for 14% and 16% of revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2012, accounts receivable from two customers accounted for 46% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three and six months ended March 31, 2011, revenues from one customer accounted for 78% and 68% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2011, accounts receivable from three customers accounted for 25%, 17% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

16. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The prior year results of operations relating to the HSS business have been presented as discontinued operations in the Condensed Consolidated Statement of Operations. The prior year Condensed Consolidated Balance Sheets also identify assets and liabilities retained by the Company to fulfill remaining warranty obligations for previous HSS shipments. There were no discontinued operations financing or investing activities in the prior year. Current year results of operations and the assets and liabilities related to the HSS business are immaterial and are not reported as discontinued operations. The components of the Condensed Consolidated Statements of Operations, which are presented as discontinued operations, are as follows:

	Three months ended March 31, 2011	Six months ended March 31, 2011
Total revenues	$10,900	$142,484
Cost of revenues	(10,795)	(60,859)

Total income from discontinued operations	$105	$81,625

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

In the quarter ended March 31, 2012, we had revenues of $2,400,441 compared to $15,503,075 in the quarter ended March 31, 2011. The quarter ended March 31, 2011 included delivery of a $12.1 million order to a foreign military customer, which was not repeated in the current year. We continue to pursue global opportunities, but orders have been slow due to military budget constraints. Gross margin for the quarter was 55% of net revenues, compared to 70% of net revenues for the quarter ended March 31, 2011, which was driven by higher margins on the foreign military order, which also resulted in a large commission payment of $3,062,000 in operating expenses. On a quarter over quarter basis, our revenues are expected to remain uneven.

Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings 1,500 meters and beyond. The LRAD-X product line features clear voice intelligibility and is available in a number of packages and form factors that meet stringent military environmental requirements. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of potential security threats. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In fiscal 2011, we added wireless capability to our LRAD 100X product. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest acoustic hailing system and broadcasts highly intelligible voice communication that can be clearly heard and understood over five miles away.

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

•

LRAD 100X is a self-contained, battery-powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. This unit is ideally suited for short-range perimeter security and communications and is available in a wireless version.

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

In the quarter ended March 31, 2012, we received our first order for the newly developed LRAD 360o product, which is designed with 360 degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360o is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

Overall Business Outlook

We continue to experience positive responses to our expanding LRAD-X product line and increased global acceptance of our LRAD products. We believe we have a solid technology and product foundation for business growth. We have strong market opportunities within the government, military and commercial maritime sectors due to increasing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. We have continued to strengthen our selling network through the addition of in-house business development talent as well as key integrators and sales representatives within the U.S. and in a number of worldwide locations. However, we continue to face challenges in fiscal 2012 due to international market conditions that severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. government budgeting process and restrictions that may be placed on military spending. A further or continued deterioration in financial markets and confidence in major economies, continued delays in U.S. government spending or extended reductions in military spending could negatively impact the expected continued growth of our business.

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

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the U.S., have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$2,340,731	97.5%	$15,297,871	98.7%	$(12,957,140)	(84.7%)
Contract and other	59,710	2.5%	205,204	1.3%	(145,494)	(70.9%)

	2,400,441	100.0%	15,503,075	100.0%	(13,102,634)	(84.5%)
Cost of revenues	1,083,438	45.1%	4,635,260	29.9%	(3,551,822)	(76.6%)

Gross profit	1,317,003	54.9%	10,867,815	70.1%	(9,550,812)	(87.9%)

Operating Expenses:
Selling, general and administrative	1,193,294	49.7%	4,390,379	28.3%	(3,197,085)	(72.8%)
Research and development	429,390	17.9%	665,690	4.3%	(236,300)	(35.5%)

	1,622,684	67.6%	5,056,069	32.6%	(3,433,385)	(67.9%)

(Loss) income from operations	(305,681)	(12.7%)	5,811,746	37.5%	(6,117,427)	(105.3%)
Other Income	6,778	0.3%	4,506	0.0%	2,272	50.4%

(Loss) income from continuing operations before income taxes	(298,903)	(12.5%)	5,816,252	37.5%	(6,115,155)	(105.1%)
Income tax (benefit) expense	(7,015)	(0.3%)	112,095	0.7%	(119,110)	(106.3%)
Income from discontinued operations	—	0.0%	105	0.0%	(105)	(100.0%)

Net income	$(291,888)	(12.2%)	$5,704,262	36.8%	$(5,996,150)	(105.1%)

The decrease in revenues was primarily due to a $12.1 million order that was delivered in the quarter ended March 31, 2011, that was not repeated in the quarter ended March 31, 2012. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At March 31, 2012, we had aggregate deferred revenue of $272,665 representing $270,559 collected from a license agreement in advance of recognized revenue and $2,106 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit in the quarter was primarily due to a much higher margin in the prior year as a result of the $12.1 million foreign military order in the quarter, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels to fulfill the large foreign military order. The gross profit in the quarter ended March 31, 2012, included a reduction in the warranty reserve upon completion of the one year warranty period for the large foreign military order, compared to an increase for the reserve in the prior year and lower freight cost, offset by an increase for amortization of prepaid expenses to support the large military sale in fiscal 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $2,959,376 reduction in commission expense, primarily related to the large military order in the prior year, and a $316,100 reduction in bonus expense as a result of not meeting current year performance targets, offset by an increase in bad debt expense due to a $50,819 recovery in the prior year and a $40,972 increase in non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2012 and 2011 of $117,803 and $76,831, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses will fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses decreased by $166,216 for bonus expense as a result of not meeting current year performance targets, $31,133 due to lower product development costs and $22,396 due to lower salaries.

Included in research and development expenses for the three months ended March 31, 2012 and 2011 was $14,137 and $14,206 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the second fiscal quarter we identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $580 during the quarter ended March 31, 2012, compared to an impairment of $18,685 in the three months ended March 31, 2011.

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

(Loss) Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues and gross margin, partially offset by a reduction in operating expenses.

Other Income

During the three months ended March 31, 2012, we earned $2,272 more in interest income from our cash and cash equivalents balances compared to the three months ended March 31, 2011 as a result of a higher balance in interest bearing accounts.

Net (Loss) Income

The decrease in net income was primarily the result of lower revenues and gross margin in the quarter, partially offset by a reduction in operating expenses. We also recognized an income tax benefit of $7,015 during the quarter ended March 31, 2012, compared to an income tax provision of $112,095 in the quarter ended March 31, 2011, based on the taxable loss and income during the respective quarters.

Comparison of Results of Operations for the Six Months Ended March 31, 2012 and 2011

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$5,885,784	97.9%	$17,435,860	98.5%	$(11,550,076)	(66.2%)
Contract and other	126,292	2.1%	272,603	1.5%	(146,311)	(53.7%)

	6,012,076	100.0%	17,708,463	100.0%	(11,696,387)	(66.0%)
Cost of revenues	2,946,479	49.0%	5,848,273	33.0%	(2,901,794)	(49.6%)

Gross profit	3,065,597	51.0%	11,860,190	67.0%	(8,794,593)	(74.2%)
Operating Expenses:
Selling, general and administrative	2,249,853	37.4%	5,444,105	30.7%	(3,194,252)	(58.7%)
Research and development	810,708	13.5%	1,044,910	5.9%	(234,202)	(22.4%)

	3,060,561	50.9%	6,489,015	36.6%	(3,428,454)	(52.8%)

Income from operations	5,036	0.1%	5,371,175	30.3%	(5,366,139)	(99.9%)
Other Income	19,722	0.3%	8,190	0.0%	11,532	140.8%

Income from continuing operations before income taxes	24,758	0.4%	5,379,365	30.4%	(5,354,607)	(99.54%)
Income tax expense	2,700	0.0%	112,095	0.6%	(109,395)	(97.6%)
Income from discontinued operations	-	0.0%	81,625	0.5%	(81,625)	(100.0%)

Net income	$22,058	0.4%	$5,348,895	30.2%	$(5,326,837)	(99.6%)

The decrease in revenues was primarily attributable to the shipment of $12.1 million of LRAD systems to a foreign military during the six-month period ended March 31, 2011 that was not repeated in the current year. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At March 31, 2012, we had aggregate deferred revenue of $272,665 representing $270,559 collected from a license agreement in advance of recognized revenue and $2,106 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit was primarily due to a much higher margin in the prior year as a result of the $12.1 million foreign military order, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels to fulfill the large foreign military order. The gross profit in the six-months ended March 31, 2012, included a reduction in the warranty reserve upon completion of the one year warranty period for the large foreign military order, compared to an increase for the reserve in the prior year, and lower freight cost, offset by an increase for amortization of prepaid expenses to support the large military sale in fiscal 2011.

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

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to a decrease of $2,939,397 for sales commission, primarily related to the foreign military sale, $316,095 decrease in bonus expense as a result of not meeting current year performance targets, and a decrease in bank fees due to higher fees in the prior year for bank guarantees related to the foreign military sale, partially offset by a $71,185 increase in non-cash share-based compensation expense for new option grants and a $34,571 increase in salaries and consultants due to an increase in business development staff.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2012 and 2011 of $236,202 and $165,017, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses may fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The decrease in research and development expense was primarily due to a $166,216 decrease in accrued bonuses as a result of not meeting current year performance targets, $28,279 due to decreased staffing, $15,153 decrease in development costs and $9,236 for reduced patent impairment costs and other reductions.

Included in research and development expenses for the six months ended March 31, 2012 and 2011 was $28,143 and $32,501 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the current fiscal year to date identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $11,197 during the six months ended March 31, 2012, compared to an impairment of $20,433 in the six months ended March 31, 2011.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in recent years with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues and gross margin, partially offset by decreased operating expense.

Other Income

During the six months ended March 31, 2012, we earned $11,532 more in interest income from our cash and cash equivalents balances compared to the six months ended March 31, 2011.

Net Income

The decrease in net income was primarily the result of decreased revenues and gross margins, partially offset by decreased operating expenses. In addition, we recorded an income tax provision of $2,700 during the six months ended March 31, 2012, compared to a provision of $112,095 in the six months ended March 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 was $13,884,772, compared to $13,870,762 at September 30, 2011. In addition, at March 31, 2011, we had $645,656 of cash, which we pledged to support bank guarantees related to a customer sales contract that was previously included as cash and cash equivalents. We reclassified $606,250 as “restricted cash” in the year ended September 30, 2011 and $39,406 in the quarter ended March 31, 2012. We expect the $606,250 to be reclassified as cash and cash equivalents during the fiscal year ended September 30, 2012. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2011, offset by a reduction in accrued liabilities as a result of the payment of fiscal 2011 bonuses and related payroll taxes. Cash, inventory and accounts receivable are our sources of liquidity at this time.

At March 31, 2012 and 2011, exclusive of discontinued operations, our current assets exceeded our current liabilities by $19,434,344 and $19,034,868, respectively.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities from continuing operations was $40,197 for the six months ended March 31, 2012, compared to $1,462,335 for the six months ended March 31, 2011, which included $22,058 of net income, increased by expenses not requiring the use of cash of $194,985, $2,964,885 from reduced accounts receivable and $134,920 from reduced current and non-current prepaid expenses. Our net cash used in operating activities included $2,261,030 for reduced accrued liabilities, which was primarily for a reduction of payroll liabilities for the payout of the fiscal year 2011 bonus payment in the first fiscal quarter of 2012, $602,704 for reduced accounts payable, $358,497 for increased inventory, $15,014 for increased warranty settlements and $39,406 for the increase in restricted cash. Operating cash provided by continuing operations during the six months ended March 31, 2011 included $5,267,270 of net income, increased by expenses not requiring the use of cash of $416,214, and 1,797,555 from reduced accounts receivable. Our net cash used in operating activities included $3,031,250 for increased restricted cash, $1,906,151 for increased current and non-current prepaid expenses primarily related to warranty services to support our foreign military contract, $513,522 for increased inventory, $439,871 for decreased accrued liabilities, $106,583 for decreased accounts payable and $21,327 for increased warranty settlements.

At March 31, 2012, we had net accounts receivable of $2,133,263, compared to $5,098,148 in accounts receivable at September 30, 2011. The level of trade accounts receivable for the quarter ended March 31, 2012 represented approximately 81 days of revenue, compared to 73 days of revenue for the quarter ended September 30, 2011. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $23,174 for the six months ended March 31, 2012 and $22,620 for the six months ended March 31, 2011. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2012.

Financing Activities

In the six months ended March 31, 2012, we did not receive any proceeds from financing activities. We received $4,346,613 and $109,910 from the exercise of common stock warrants and stock options in the six months ended March 31, 2011, respectively.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our consolidated financial statements for the six months ended March 31, 2012.

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

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. Currently, all sales to customers and all arrangements with third-party manufacturers, with one exception, provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated May 7, 2012 regarding fiscal Q2 2012 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed concurrently herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: May 7, 2012	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)