Form 10-Q
period 2012-06-30
LRAD Corp
filed 2012-08-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16990 Goldentop Road, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

15378 Avenue of Science, Ste. 100, San Diego, California 92128

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 31, 2012 was 32,374,499.

LRAD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,360,715	$13,870,762
Restricted cash	606,250	606,250
Accounts receivable	2,103,742	5,098,148
Inventories, net	3,117,268	2,735,520
Prepaid expenses and other	736,431	663,601
Assets of discontinued operations	—	6,250

Total current assets	20,924,406	22,980,531

Restricted cash	39,406	—
Property and equipment, net	185,044	75,468
Intangible assets, net	187,747	225,969
Prepaid expenses and other – noncurrent	1,109,485	1,218,750

Total assets	$22,446,088	$24,500,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$593,006	$1,040,202
Accrued liabilities	557,160	2,899,211
Liabilities of discontinued operations	—	9,263

Total current liabilities	1,150,166	3,948,676
Other liabilities – noncurrent	321,411	276,744

Total liabilities	1,471,577	4,225,420

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,374,499 shares issued and outstanding each period	324	324
Additional paid-in capital	86,150,339	85,673,560
Accumulated deficit	(65,176,152)	(65,398,586)

Total stockholders’ equity	20,974,511	20,275,298

Total liabilities and stockholders’ equity	$22,446,088	$24,500,718

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$2,936,179	$2,261,047	$8,821,963	$19,696,907
Contract and other	224,732	120,836	351,024	393,439

Total revenues	3,160,911	2,381,883	9,172,987	20,090,346
Cost of revenues	1,586,018	1,477,023	4,532,497	7,325,296

Gross profit	1,574,893	904,860	4,640,490	12,765,050

Operating expenses:
Selling, general and administrative	1,120,358	1,118,729	3,370,211	6,562,834
Research and development	414,457	514,178	1,225,165	1,559,088

Total operating expenses	1,534,815	1,632,907	4,595,376	8,121,922

Income (loss) from operations	40,078	(728,047)	45,114	4,643,128

Interest income	6,780	4,495	26,502	12,685

Income (loss) from continuing operations before income taxes	46,858	(723,552)	71,616	4,655,813
Income tax (benefit) expense	(153,518)	(38,112)	(150,818)	73,983

Income (loss) from continuing operations	200,376	(685,440)	222,434	4,581,830
Income from discontinued operations, net of tax	—	1,606	—	83,231

Net income (loss)	$200,376	$(683,834)	$222,434	$4,665,061

Net income (loss) per common share – basic and diluted:
Continuing operations	$0.01	$(0.02)	$0.01	$0.15
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Total	$0.01	$(0.02)	$0.01	$0.15

Weighted average common shares outstanding:
Basic	32,374,499	32,335,846	32,374,499	30,616,660

Diluted	33,492,944	32,335,846	33,168,978	31,560,456

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2012	2011
Operating Activities:
Net income	$222,434	$4,665,061
Less: Net income from discontinued operations (Note 15)	—	83,231

Net income from continuing operations	222,434	4,581,830

Adjustments to reconcile net income to net cash
provided by operating activities of continuing operations:
Depreciation and amortization	66,945	115,361
Provision for doubtful accounts	—	(24,000)
Warranty provision	(31,885)	109,900
Inventory obsolescence	112,189	18,861
Share-based compensation	476,779	306,987
Loss on impairment of patents	18,205	20,660
Changes in operating assets and liabilities:
Restricted cash	(39,406)	(606,250)
Accounts receivable	2,994,406	1,994,632
Inventories	(493,937)	(918,120)
Prepaid expenses and other	(72,830)	(531,513)
Prepaid expenses – noncurrent	109,265	(1,265,625)
Accounts payable	(447,196)	(497,883)
Warranty settlements	(19,199)	(32,983)
Accrued liabilities	(2,246,300)	(167,710)

Net provided by operating activities of continuing operations	649,470	3,104,147
Net cash (used in) provided by operating activities of discontinued operations (Note 15)	(3,013)	114,448

Net cash provided by operating activities	646,457	3,218,595

Investing Activities:
Purchase of equipment	(154,139)	(41,645)
Patent costs paid	(2,365)	(761)

Net cash used in investing activities	(156,504)	(42,406)
Financing Activities:
Proceeds from exercise of common stock warrants	—	4,346,613
Proceeds from exercise of stock options	—	118,356

Net cash provided by financing activities	—	4,464,969

Net increase in cash and cash equivalents	489,953	7,641,158
Cash and cash equivalents, beginning of period	13,870,762	5,421,167

Cash and cash equivalents, end of period	$14,360,715	$13,062,325

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$108

Cash paid for taxes	$60,015	$222,175

See accompanying notes

LRAD Corporation

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North and South America, Europe, Middle East and Asia.

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

Discontinued Operations

The financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The accompanying financial statements include some continued activity by the Company, designated as discontinued operations, to fulfill remaining sales and warranty obligations following the spin-off. Amounts reflected as discontinued operations in the accompanying Condensed Consolidated Statements of Operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. FAIR VALUE MEASUREMENTS

At June 30, 2012, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

The Company does not have any financial assets and liabilities that are measured at fair value on a recurring basis.

4. RESTRICTED CASH

Restricted cash was reported as follows:

	June 30, 2012	September 30, 2011
Current asset	$606,250	$606,250
Noncurrent asset	39,406	—

	$645,656	$606,250

Restricted cash was pledged to support bank guarantees for product warranty of product delivered on a sales contract in the quarter ended March 31, 2011. The current portion covered the first year of product warranty, and the noncurrent portion was recently issued and will be renewed annually for seven years to cover each year of the extended warranty and maintenance agreement. The first year warranty term has been successfully completed and once proper approval for release is received, the current portion will become unrestricted and transferred to cash and cash equivalents in the current fiscal year, and the noncurrent portion will remain for the duration of the seven year term. These assets are carried at cost, which approximates market value.

5. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	September 30, 2011
Finished goods	$838,085	$505,749
Work in process	95,972	168,622
Raw materials	2,602,496	2,368,245

	3,536,553	3,042,616
Reserve for obsolescence	(419,285)	(307,096)

	$3,117,268	$2,735,520

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	September 30, 2011
Machinery and equipment	$520,034	$521,719
Office furniture and equipment	833,546	775,662
Leasehold improvements	302,455	262,258

	1,656,035	1,559,639
Accumulated depreciation	(1,470,991)	(1,484,171)

	$185,044	$75,468

	Nine months ended
	June 30, 2012	June 30, 2011
Depreciation expense	$44,563	$91,627

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2012	September 30, 2011
Cost	$428,334	$458,912
Accumulated amortization	(240,587)	(232,943)

	$187,747	$225,969

	Nine months ended
	June 30, 2012	June 30, 2011
Amortization expense	$22,382	$23,734
Loss on impairment of patents	18,205	20,660

	$40,587	$44,394

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the first nine months of fiscal 2012 and 2011, some of these assets were identified as being associated with patents no longer consistent with the Company’s business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold under this contract. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over this eight-year period, and is being recognized as a component of cost of sales. Accordingly, as of June 30, 2012, $187,500 of the total prepayment was classified as a current asset and $1,078,125 was classified as noncurrent.

9. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30, 2012	September 30, 2011
Payroll and related	$265,009	$2,628,210
Warranty reserve	169,907	265,658
Customer deposits	10	4,543
Deferred revenue	23,719	800
Other	98,515	—

Total	$557,160	$2,899,211

Other liabilities—noncurrent consisted of the following:
Deferred revenue—noncurrent	$270,141	$270,141
Extended warranty	51,270	6,603

Total	$321,411	$276,744

The other current liabilities consists of accrued expenses for contracted services to fulfill the repair and maintenance agreement obligations required under the contract with the foreign military for units sold last year. Payment to the service provider will be made annually upon completion of each year of services. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Deferred Revenue

Deferred revenue at June 30, 2012 and September 30, 2011 included $270,559 and $270,941, respectively, collected from a license agreement in advance of recognized revenue, and $23,301 and $0 of customer prepayments, respectively.

Warranty Reserve

Changes in the warranty reserve during the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three month ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Beginning balance	$217,240	$331,702	$272,261	$245,106
Warranty provision	8,122	(1,138)	(31,885)	109,900
Warranty settlements	(4,185)	(8,541)	(19,199)	(32,983)

Ending balance	$221,177	$322,023	$221,177	$322,023

Short-term warranty reserve	169,907	314,092	$169,907	$314,092
Long-term warranty reserve	51,270	7,931	51,270	7,931

	$221,177	$322,023	$221,177	$322,023

10. INCOME TAXES

At June 30, 2012, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the nine months ended June 30, 2012 as the Company expects its annual effective tax rate to be zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. The Company also amended its federal tax returns for the years ended September 30, 2009 and 2010 and filed its federal tax return for the year ended September 30, 2011, during the quarter ended June 30, 2012, resulting in a federal income tax benefit of $152,333 and a federal income tax receivable of $166,339. The federal income tax benefit and federal income tax receivable were the result of the election made during the quarter ended June 30, 2012 to carry back NOLs and apply them against taxable income during those applicable tax years.

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

11. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2012 was approximately $10,788,000. The Company has not experienced any losses in such accounts.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. The Company was served with a complaint filed in the Delaware Court of Chancery captioned Iroquois Master Fund Ltd., Plaintiff, v. Raymond C. Smith, Laura M. Clague, Helen C. Adams, Thomas R. Brown, and Katherine McDermott, Defendants, and LRAD Corporation, Nominal Defendant on July 24, 2012, subsequent to the end of the quarter as more fully described in Note 16.

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2012 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target bonus amounts (“Target”) vary based on a percentage of the employee’s base salary, which range from 10% to 50% of base salary, and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2011. During the nine months ended June 30, 2012, the Company did not record any bonus expense in connection with the 2012 plan, compared to $193,598 and $773,535 recorded during the three and nine months ended June 30, 2011 in connection with the 2011 plan.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2012, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards for an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At June 30, 2012, there were options outstanding covering 3,514,339 shares of common stock under the 2005 Equity Plan and an additional 918,977 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2011	4,181,339	$2.40
Granted	1,187,500	$1.33
Canceled/expired	(1,854,500)	$3.69

Outstanding June 30, 2012	3,514,339	$1.37

Exercisable June 30, 2012	2,542,197	$1.32

Options outstanding are exercisable at prices ranging from $0.46 to $3.43 and expire over the period from 2012 to 2022 with an average remaining life of 5.11 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2012 was $530,592 and $529,860, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended June 30, 2012		Nine months ended June 30, 2012
	2012	2011	2012	2011
Cost of revenue	$6,070	$5,992	$19,195	$19,144
Selling, general and administrative	174,873	76,029	411,075	241,046
Research and development	18,366	14,296	46,509	46,797

Total	$199,309	$96,317	$476,779	$306,987

The weighted-average estimated fair value of employee stock options granted during the periods below were calculated using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages).

	Nine months ended June 30,
	2012	2011
Volatility	81.0% - 82.0%	89.0% - 93.0%
Risk-free interest rate	0.76% - 1.10%	0.99% - 1.77%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	5.4 - 6.4	3.4 - 4.0
Weighted average fair value of options granted during the year	$0.88	$1.61

The Company has never paid and does not intend to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has a NOL carryforward as of June 30, 2012, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2012 and 2011. As of June 30, 2012, there was approximately $1,300,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.8 years.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Basic
Income (loss) from continuing operations	$200,376	$(685,440)	$222,434	$4,581,830
Income from discontinued operations	—	1,606	—	83,231

Income (loss) available to common stockholders	$200,376	$(683,834)	$222,434	$4,665,061

Weighted average common shares outstanding (basic)	32,374,499	32,335,846	32,374,499	30,616,660

Basic income (loss) per common share, continuing operations	$0.01	$(0.02)	$0.01	$0.15

Basic income per common share, discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic income (loss) per common share	$0.01	$(0.02)	$0.01	$0.15

Diluted
Income (loss) from continuing operations	$200,376	$(685,440)	$222,434	$4,581,830
Income from discontinued operations	—	1,606	—	83,231

Income (loss) available to common stockholders	$200,376	$(683,834)	$222,434	$4,665,061

Weighted average common shares outstanding	32,374,499	32,335,846	32,374,499	30,616,660
Assumed exercise of dilutive options and warrants	1,118,445	—	794,479	943,796

Weighted average dilutive shares outstanding	33,492,944	32,335,846	33,168,978	31,560,456

Diluted income (loss) per common share, continuing operations	$0.01	$(0.02)	$0.01	$0.15

Diluted income per common share, discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted income (loss) per common share	$0.01	$(0.02)	$0.01	$0.15

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	901,700	4,156,524	891,700	2,120,000
Warrants	1,627,945	1,627,945	1,627,945	1,627,945

Total	2,529,645	5,784,469	2,519,645	3,747,945

14. MAJOR CUSTOMERS

For the three months ended June 30, 2012, revenues from one customer accounted for 39% of revenues, and for the nine months ended June 30, 2012, revenues from three customers accounted for 18%, 11% and 10% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2012, accounts receivable from two customers accounted for 24% and 19% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2011, revenues from two customers accounted for 13% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues, and for the nine months ended June 30, 2011, revenues from one customer accounted for 60% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2011, accounts receivable from four customers accounted for 19%, 14%, 13% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

15. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The results of operations relating to the HSS business for the nine months ended June 30, 2011 have been presented as discontinued operations in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets at September 30, 2011 also include assets and liabilities that fulfill remaining warranty obligations for previous HSS shipments. There were no discontinued operations financing or investing activities in the nine months ended June 30, 2011. Results of operations and the assets and liabilities related to the HSS business for the current year are immaterial and are not reported as discontinued operations. The components of the Condensed Consolidated Statements of Operations, which are presented as discontinued operations, are as follows:

	Three months ended June 30, 2011	Nine months ended June 30, 2011
Total revenues	$31,620	$174,104
Cost of revenues	(30,014)	(90,873)

Total income from discontinued operations	$1,606	$83,231

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

September 30, 2011
Assets:
Inventories, net	$6,250

Total current assets	$6,250

Liabilities:
Warranty reserve	$9,263

Total current liabilities	$9,263

Net assets	$(3,013)

16. SUBSEQUENT EVENTS

On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery captioned Iroquois Master Fund Ltd., Plaintiff, v. Raymond C. Smith, Laura M. Clague, Helen C. Adams, Thomas R. Brown, and Katherine McDermott, Defendants, and LRAD Corporation, Nominal Defendant. The derivative action claims that the defendants breached their fiduciary duties to the Company, caused the Company to waste its corporate assets and were unjustly enriched as a result of obtaining and approving the issuance of stock options to themselves with exercise prices that the plaintiff alleges were below fair market value on the date of grant in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the applicable stock options and other damages on behalf of the Company. The defendants and the Company believe the plaintiff’s claims are without merit and intend to defend against them vigorously.

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

In the quarter ended June 30, 2012, we had revenues of $3,160,911 compared to $2,381,883 in the quarter ended June 30, 2011. We continue to pursue global opportunities, but orders have been slow due to military budget constraints. Gross margin for the quarter was 50% of net revenues, compared to 38% of net revenues for the quarter ended June 30, 2011. On a quarter over quarter basis, our revenues are expected to remain uneven.

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

•

LRAD 100X is a self-contained, battery-powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. This unit is ideally suited for short-range perimeter security and communications and is available with wireless capability.

•

LRAD-RX—selected by the U.S. Navy in a competitive bid as its AHD for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and a newly developed, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012—is designed with 360 degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

Overall Business Outlook

We continue to experience positive responses to our expanding LRAD-X product line and increased global acceptance of our LRAD products. We believe we have a solid technology and product foundation for business growth. We have strong market opportunities within the government, military and commercial maritime sectors due to ongoing terrorist and piracy activity and growing global unrest. We are also experiencing growing interest from wind farms and mining operations with wildlife safety and control issues. We have continued to strengthen our selling network through the addition of in-house business development talent as well as key integrators and sales representatives within the U.S. and in a number of worldwide locations. However, we continue to face challenges in fiscal 2012 due to international market conditions that severely restrict credit and disrupt major economies, as well as uncertainty within the U.S. government budgeting process and restrictions that may be placed on military spending. A further or continued deterioration in financial markets and confidence in major economies, continued delays in U.S. government spending or extended reductions in military spending could negatively impact the expected continued growth of our business.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended				Increase/(Decrease)
	June 30, 2012		June 30, 2011
		% of Net Revenue		% of Net Revenue
	Amount		Amount		Amount	%
Revenues:
Product sales	$2,936,179	92.9%	$2,261,047	94.9%	$675,132	29.9%
Contract and other	224,732	7.1%	120,836	5.1%	103,896	86.0%

	3,160,911	100.0%	2,381,883	100.0%	779,028	32.7%
Cost of revenues	1,586,018	50.2%	1,477,023	62.0%	108,995	7.4%

Gross profit	1,574,893	49.8%	904,860	38.0%	670,033	74.0%

Operating Expenses:
Selling, general and administrative	1,120,358	35.4%	1,118,729	47.0%	1,629	0.1%
Research and development	414,457	13.1%	514,178	21.6%	(99,721)	(19.4%)

	1,534,815	48.5%	1,632,907	68.6%	(98,092)	(6.0%)

Income (loss) from operations	40,078	1.3%	(728,047)	(30.6%)	768,125	105.5%

Other Income	6,780	0.2%	4,495	0.2%	2,285	50.8%

Income (loss) from continuing operations before income taxes	46,858	1.5%	(723,552)	(30.4%)	770,410	106.5%
Income tax (benefit) expense	(153,518)	(4.9%)	(38,112)	(1.6%)	115,406	302.8%
Income from discontinued operations	—	0.0%	1,606	0.1%	(1,606)	(100.0%)

Net income (loss)	$200,376	6.4%	$(683,834)	(28.7%)	$884,210	129.3%

The increase in revenues was primarily due to an increase in orders delivered to the U.S. Army in the quarter ended June 30, 2012. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At June 30, 2012, we had aggregate deferred revenue of $293,860 representing $270,559 collected from a license agreement in advance of recognized revenue and $23,301 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit in the quarter was primarily due to higher revenues, higher margins as a percentage of sales due to favorable product mix, and lower freight costs than the prior year. There was a small increase in service cost to support the annual maintenance contract that began in April 2012 for our 2011 foreign military sale, compared to the service cost that was prepaid and amortized in the prior period to support the first year of warranty services.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $105,367 reduction in bonus expense as a result of not meeting current year performance targets and a $62,296 reduction in commission expense, offset by an increase of $98,644 in non-cash share-based compensation expense as a result of new option grants, partially replacing previously expired grants, $32,000 in bad debt expense due to a recovery in the prior year and $30,666 of moving expenses resulting from a relocation to a new corporate headquarters building at the end of June 2012.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2012 and 2011 of $174,873 and $76,029, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses will fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses decreased by $54,280 from bonus expense as a result of not meeting current year performance targets, $34,577 due to lower salaries and benefits and $25,473 due to lower product development costs, partially offset by increases in other expenses of $14,609.

Included in research and development expenses for the three months ended June 30, 2012 and 2011 was $18,366 and $14,296 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the third fiscal quarter we identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $7,008 during the quarter ended June 30, 2012, compared to an impairment of $227 in the three months ended June 30, 2011.

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

Income (Loss) from Operations

The increase in income from operations was primarily attributable to the increase in revenues and gross margin, and a reduction in operating expenses.

Other Income

During the three months ended June 30, 2012 we earned $2,285 more in interest income from our cash and cash equivalents balances compared to the three months ended June 30, 2011 as a result of a higher balance in interest bearing accounts.

Net Income (Loss)

The increase in net income was primarily the result of higher revenues and gross margin in the quarter, and a decrease in operating expenses. We also recognized an income tax benefit of $153,518 during the quarter ended June 30, 2012, compared to a benefit of $38,112 in the quarter ended June 30, 2011, as a result of our election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses, which allows us to carry back the fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years. We have amended tax returns for fiscal year ended 2009 and 2010 and reversed previously recorded federal income tax expense for fiscal years 2009 through 2011 during the quarter ended June 30, 2012, to correspond with the timing of the Section 172 election and the filing of the amended tax returns.

Comparison of Results of Operations for the Nine Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended				Increase/(Decrease)
	June 30, 2012		June 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
					Amount	%
Revenues:
Product sales	$8,821,963	96.2%	$19,696,907	98.0%	$(10,874,944)	(55.2%)
Contract and other	351,024	3.8%	393,439	2.0%	(42,415)	(10.8%)

	9,172,987	100.0%	20,090,346	100.0%	(10,917,359)	(54.3%)

Cost of revenues	4,532,497	49.4%	7,325,296	36.5%	(2,792,799)	(38.1%)

Gross profit	4,640,490	50.6%	12,765,050	63.5%	(8,124,560)	(63.6%)

Operating Expenses:
Selling, general and administrative	3,370,211	36.7%	6,562,834	32.7%	(3,192,623)	(48.6%)
Research and development	1,225,165	13.4%	1,559,088	7.8%	(333,923)	(21.4%)

	4,595,376	50.1%	8,121,922	40.4%	(3,526,546)	(43.4%)

Income from operations	45,114	0.5%	4,643,128	23.1%	(4,598,014)	(99.0%)
Other Income	26,502	0.3%	12,685	0.1%	13,817	108.9%

Income from continuing operations before income taxes	71,616	0.8%	4,655,813	23.2%	(4,584,197)	(98.5%)
Income tax (benefit) expense	(150,818)	(1.6%)	73,983	0.4%	(224,801)	(303.9%)
Income from discontinued operations	—	0.0%	83,231	0.4%	(83,231)	(100.0%)

Net income	$222,434	2.4%	$4,665,061	23.2%	$(4,442,627)	(95.2%)

The decrease in revenues was primarily attributable to the $12.1 million shipment of LRAD systems to a foreign military during the nine-month period ended June 30, 2011 that was not repeated in the current year. We expect continued uneven quarterly revenues in future periods due to the lack of established markets for our proprietary products.

At June 30, 2012, we had aggregate deferred revenue of $293,860 representing $270,559 collected from a license agreement in advance of recognized revenue and $23,301 of customer prepayments. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit was primarily due to a much higher margin in the prior year as a result of the $12.1 million foreign military order, lower product cost due to volume pricing, and higher fixed absorption due to the increased production levels to fulfill the large foreign military order. Gross profit in the nine months ended June 30, 2012, included a reduction in the warranty reserve upon completion of the one year warranty period for the large foreign military order, compared to an increase for the reserve in the prior year, and lower freight cost, offset by an increase for amortization of prepaid expenses to support the large military sale in fiscal 2011.

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

Selling, General and Administrative Expenses

The decrease in selling general and administrative expenses was primarily attributed to decreases of $3,001,693 in sales commission, primarily related to the foreign military sale, $421,462 in bonus expense as a result of not meeting current year performance targets, and $42,515 in bank fees due to bank guarantees related to the prior year foreign military sale, partially offset by increases of $170,029 in non-cash share-based compensation expense as a result of option grants, partially replacing previously expired grants, and $75,912 in salaries and consultants due to an increase in business development staff.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2012 and 2011 of $411,075 and $241,046, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. In addition, commission expenses may fluctuate based on the nature of our sales. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

The decrease in research and development expense was primarily due to decreases of $220,497 in accrued bonuses as a result of not meeting current year performance targets, $64,311 due to lower salaries and benefits and $40,626 in development costs.

Included in research and development expenses for the nine months ended June 30, 2012 and 2011 was $46,509 and $46,797 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the current fiscal year-to-date period identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we reduced the value of our previously capitalized patents by $18,205 during the nine months ended June 30, 2012, compared to an impairment of $20,660 in the nine months ended June 30, 2011.

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

Other Income

During the nine months ended June 30, 2012, we earned $13,817 more in interest income from our cash and cash equivalents balances compared to the nine months ended June 30, 2011.

Net Income

The decrease in net income was primarily the result of decreased revenues and gross margins, partially offset by decreased operating expenses. We also recognized an income tax benefit of $150,818 during the nine months ended June 30, 2012, compared to an expense of $73,983 in the quarter ended June 30, 2011, as a result of our election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses, which allows us to carry back the fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years. We have amended tax returns for fiscal years ended 2009 and 2010 and reversed previously recorded federal income tax expense for fiscal years 2009 through 2011 in the quarter ended June 30, 2012, to correspond with the timing of the Section 172 election and the filing of the amended tax returns.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012 was $14,360,715, compared to $13,870,762 at September 30, 2011. In addition, at June 30, 2012, we had $645,656 of restricted cash, which we pledged to support bank guarantees related to a customer sales contract that was previously included as cash and cash equivalents. We reclassified $606,250 as “restricted cash” in the year ended September 30, 2011 and $39,406 in the quarter ended March 31, 2012. We expect the $606,250 to be reclassified as cash and cash equivalents during the fiscal year ended September 30, 2012. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2011, offset by a reduction in accrued liabilities as a result of the payment of fiscal 2011 bonuses and related payroll taxes. Cash, inventory and accounts receivable are our sources of liquidity at this time.

At June 30, 2012 and 2011, exclusive of discontinued operations, our current assets exceeded our current liabilities by $19,774,240 and $19,034,868, respectively.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities from continuing operations was $649,470 for the nine months ended June 30, 2012, compared to $3,104,147 for the nine months ended June 30, 2011, which included $222,434 of net income, increased by expenses not requiring the use of cash of $432,774, $2,994,406 from reduced accounts receivable and $109,265 from reduced prepaid expenses—noncurrent. Our net cash used in operating activities for the nine months ended June 30, 2012 included $2,246,300 for reduced accrued liabilities, which was primarily for a reduction of payroll liabilities for the payout of the fiscal year 2011 bonus payment in the first fiscal quarter of 2012, $447,196 for reduced accounts payable, $284,478 for increased inventories, $72,830 for increased prepaid expenses and other, $19,199 for increased warranty settlements and $39,406 for an increase in restricted cash. Operating cash provided by continuing operations during the nine months ended June 30, 2011 included $4,581,830 of net income, increased by expenses not requiring the use of cash of $547,769, and 1,994,632 from reduced accounts receivable. Our net cash used in operating activities for the nine months ended June 30, 2011 included $606,250 for increased restricted cash, $1,797,138 for increased current and non-current prepaid expenses primarily related to warranty services to support our foreign military contract, $918,120 for increased inventories, $497,883 for decreased accounts payable, $167,710 for decreased accrued liabilities and $32,983 for increased warranty settlements.

At June 30, 2012, we had net accounts receivable of $2,103,742, compared to $5,098,148 in accounts receivable at September 30, 2011. The level of trade accounts receivable for the quarter ended June 30, 2012 represented approximately 61 days of revenue, compared to 73 days of revenue for the quarter ended September 30, 2011. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $156,504 for the nine months ended June 30, 2012 and $42,406 for the nine months ended June 30, 2011. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2012.

Financing Activities

In the nine months ended June 30, 2012, we did not receive any proceeds from financing activities. We received $4,346,613 and $118,356 from the exercise of common stock warrants and stock options in the nine months ended June 30, 2011, respectively.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the nine months ended June 30, 2012.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery captioned Iroquois Master Fund Ltd., Plaintiff, v. Raymond C. Smith, Laura M. Clague, Helen C. Adams, Thomas R. Brown, and Katherine McDermott, Defendants, and LRAD Corporation, Nominal Defendant. The derivative action claims that the defendants breached their fiduciary duties to the Company, caused the Company to waste its corporate assets and were unjustly enriched as a result of obtaining and approving the issuance of stock options to themselves with exercise prices that the plaintiff alleges were below fair market value on the date of grant in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the applicable stock options and other damages on behalf of the Company. The defendants and the Company believe the plaintiff’s claims are without merit and intend to defend against them vigorously.

Item 1A.	Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

99.1	Press release dated August 7, 2012 regarding fiscal Q3 2012 financial results. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)*

101.INS**	XBRL Instance Document

101.SCH**	SBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed concurrently herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: August 7, 2012	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)