Form 10-K
period 2012-09-30
LRAD Corp
filed 2012-12-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $43,631,323* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,399,199 shares of common stock, par value $.00001 per share, as of November 26, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2012.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) capable of communicating with authority and clarity more than 3,500 meters.

Technology and Products

Our major technology platforms and related products are:

LRAD®

Our LRAD represents a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a broadcast range in excess of 3,500 meters. LRAD hailing, notification and warning systems also feature a rugged construction that allows the product to meet the stringent environmental requirements of military applications. LRAD hailing, notification and warning systems can emit powerful voice commands, prerecorded messages in multiple languages or deterrent tones to create large safety zones allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marine Corps and Coast Guard, as well as international military services and commercial maritime, commercial security, and public safety organizations around the globe since early 2003.

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings in excess of 3,500 meters. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In fiscal 2011, we added wireless capability to our LRAD 100X product. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest acoustic hailing system and broadcasts highly intelligible voice communication that can be clearly heard and understood more than 3,500 meters away.

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

•

LRAD-RX—selected by the U.S. Navy in 2010 in a competitive bid process as its AHD for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. The LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and an internally developed, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012—broadcasts attention-commanding siren alarms and highly intelligible live announcements and pre-recorded messages in a uniform 360[o] pattern over distances up to two miles. The LRAD 360X is targeted for mass notification and emergency warning for campus, border and perimeter security applications, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

SoundSaber®

Our SoundSaber thin film magnetic speaker technology, the primary product from our NeoPlanar® speaker line, provides high clarity throughout the audio range for public address and high-end sound applications. SoundSaber products are based on our proprietary technology incorporating a thin film magnetic speaker that produces sound of high quality, low distortion and high volume. Our SoundSaber line of hardened panels provide improved intelligibility in challenging acoustic environments such as hangar bays, industrial buildings, airports and other facilities and are capable of delivering highly intelligible audio in excess of 500 meters. We offer SoundSaber panels in a variety of sizes for custom installation and packaged for installation in mass notification applications.

Recent Developments

In the fiscal year ended September 30, 2012, we accomplished the following:

•

Achieved third consecutive year of profitability; the first three years of profitability in our Company’s history, in spite of a significant reduction in revenues due to overall global market conditions and ongoing United States defense budget uncertainty, and the loss of a $12.1 million sale to a foreign military reported in the prior year, which wasn’t repeated in the current year.

•	Achieved net income of approximately 10% of revenue and increased working capital by 12%.

•

Enhanced our existing product offerings. Recorded initial sales of the LRAD 2000X, our largest and loudest product to date. Designed, developed and introduced the LRAD 360X with initial sales occurring in the quarter ended June 30, 2012.

•	Continued to develop our distribution channels by signing new third party sales representatives.

•	Continued to manage our balance sheet and control expenses while investing in new product development and markets.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, larger end-users, system integrators and defense-related companies, and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with the military and government, we are subject to each customer’s unique budget cycle, which leads to extremely long selling cycles and uneven revenue flows further complicating our product planning.

Our major initiative for fiscal 2013 is to return to revenue growth by increasing direct sales to domestic and international militaries and large commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our business development personnel focus primarily on the government, military, law enforcement, homeland and international security, private and commercial security, maritime security and wildlife preservation and control markets. In 2013, we intend to continue our focus on these markets and expand our product offerings into airports and other markets to safeguard wildlife and protect assets. We continue to focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers. In addition, we increased our internal activities by increasing the number of business development personnel. Our goal is to continue to expand market penetration and develop new markets for our LRAD products.

Our research and development strategy is to continue developing innovative directed acoustic solutions and to design new products for introduction into our target markets. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our line of LRAD-X products. The introduction of our redesigned and reengineered product line has allowed us to expand our business and maintain an industry leadership position. We have ongoing development efforts to further improve our products’ performance, quality and features. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves unique processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third party testing and certification of our products ensuring that they meet military specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize our supply-chain. We purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates which could impact our lead times and product cost. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Maine and Rhode Island. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to a small network of independent resellers and system integrators around the world who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

We have established a global reputation for providing high quality, innovative sound solutions that has made LRAD an internationally recognized product brand. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2012, revenues from ADS, Inc. accounted for 36% of revenues, with no other single customer accounting for more than 10% of revenues. ADS, Inc. is a reseller to end users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers. For the fiscal year ended September 30, 2011, revenues from a foreign government’s Ministry of Defense accounted for 46% of revenues and direct revenue from the U.S. Navy accounted for 12% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $3,339,000 at September 30, 2012, compared to $1,918,000 at September 30, 2011. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by contracts and firm purchase orders.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. We generally provide direct warranty service, but at times we may establish warranty service through OEM customers or others. Our international warranties are generally similar to the warranties we offer in the U.S.

We also provide repair and maintenance agreements and extended warranty contracts at market rates, with terms ranging from one year to several years, as an additional source of revenue and to provide increased customer satisfaction.

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

We believe our LRAD products are the leading acoustic hailing and warning products in the market today for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Ultra Electronics USSI, and others. We do not believe these competitors have achieved significant market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities, which could impact our competitiveness.

With the introduction of the omnidirectional LRAD 360X, we are entering the more mature and established mass notification market, which has a number of large competitors including Federal Signal Corporation, Whelen Engineering Company Inc., Siemens AG and others. The LRAD 360X provides the same vocal clarity over long distances as our directed LRAD-X products. We believe the ability of the LRAD 360X to broadcast highly intelligible voice messages gives us a competitive advantage against these larger organizations. We believe the domestic and international markets for mass notification systems are substantial.

Seasonality

Government business tends to be seasonal due to government procurement/budget cycles, with the quarter ending September 30, which coincides with the United States government budget year, usually producing relatively higher sales, and the quarter ending December 31, usually producing relatively lower sales. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovation, investment in new ideas and protection of resulting intellectual property rights are important to our success. We rely on a variety of intellectual property protections for our products and technologies, including patent, trademark and trade secret laws and contractual obligations, and we pursue a policy of vigorously enforcing such rights.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong product offering that is continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX® and SOUNDSABER®, many of which have earned worldwide brand recognition.

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

Research and Development

The sound reproduction market is subject to rapid changes in technology and design with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we have in the past, and we expect in the future, to engage in significant research and development activities.

For the fiscal years ended September 30, 2012 and 2011, we spent approximately $1.7 million and $2.5 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 62, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Interim Chief Financial Officer in September 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (NYSE MKT/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University.

Katherine H. McDermott, age 52, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2012, we employed a total of 36 people. Of such employees, 9 were in research and development, 13 were in production, quality assurance and materials control, 8 were in general and administrative and 6 were in sales and marketing. We also contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “LRAD.” Our address is 16990 Goldentop Road, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.lradx.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

General economic conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and government spending. Global economic conditions could adversely influence demand for our products leading to reduced levels of investments, reductions in government spending and budgets and changes in spending priorities and behavior. We could also be adversely affected by the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the U.S. (commonly referred to as the “fiscal cliff”), particularly their impact on expected defense spending (sequestration).

We have had a history of net losses and we may not be able to sustain profitability.

We have had a history of operating losses, primarily attributable to the design, development and launch of the Hypersonic Sound product, which was spun-off to Parametric Sound Corporation on September 27, 2010. In fiscal 2010, we achieved profitability for the first time in our history and while we were able to maintain profitability in fiscal 2011 and 2012, our ability to maintain future profitability is dependent on a variety of factors, many outside our control. At September 30, 2012, we had an accumulated deficit of $63,936,566. We need to continue to generate sufficient revenue to be profitable in future periods. Failure to sustain profitability may require us to raise additional funding, which could have a material negative impact on the market value of our common stock.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales to government, military and commercial markets to meet planned projections;

•	government spending levels impacting sales of our products;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

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

One customer accounted for 36% of our total revenues for fiscal year 2012. We expect to continue to be dependent on a limited number of customers.

One customer accounted for 36% of total revenues for fiscal year 2012, and two customers accounted for 46% and 12% of total revenues, respectively, for fiscal year 2011. Historically, our revenues have been dependent upon a limited number of customers. We do not have long term agreements with these or other significant customers, and our customers have the right to cease doing business with us at any time. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent years, including, among other things, volatility in security prices, diminished liquidity and credit availability and rating downgrades of certain investments. Governments have taken unprecedented actions intended to address these market conditions. While these conditions have not impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues and other economic developments could also reduce future government spending on our products. We are unable to predict the likely effects that current or worsening economic conditions will have on our business and financial condition.

We purchase a number of key components and subassemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and fluctuations in foreign currency exchange rates. Increases in our cost of purchasing these items could negatively impact our financial results if we are not able to pass these increased costs on to our customers.

We have current government contracts and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses that sell to governments.

In fiscal 2012, direct and indirect sales to the U.S. government accounted for approximately 59% of our total net sales, compared to 23% of our total net sales in fiscal 2011. In addition, sales to international governments have increased in recent years, including a $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Recently mandated cuts in U.S. Department of Defense spending, including the pending sequestration spending cuts, could affect future U.S. Department of Defense military initiatives and homeland security spending. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

We are dependent on our core product category to generate our revenues. No assurance can be given that these or other products will continue to have market acceptance or that they will maintain their historical levels of sales. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2012, we had a warranty reserve of $204,313. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $461,205. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, any of which could result in our failure to achieve our revenue expectations.

We expect our proprietary directed acoustic products and technologies will be the source of substantially all our revenues for at least the near future. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

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

Many potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or inferior.

Technological competition from other and longer established electronic and loudspeaker manufacturers is expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

Adverse resolution of disputes, litigation and claims may harm our business, operating results or financial condition.

We are currently a nominal defendant in a derivative lawsuit and may become a party to other litigation, disputes and claims in the normal course of our business. The highly technical nature of our products makes them susceptible to allegations of patent infringement. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

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

If we develop new products or enhancements to existing products there is no assurance that we will be able to obtain patents to protect them. Even if we do receive patents for our existing or new products, these patents may not provide meaningful protection. In some countries outside of the United States where our products can be sold or licensed, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult and our competitors may successfully sell products in those countries that have functions and features that infringe on our intellectual property.

We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results and financial condition could be affected.

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

Costs associated with our multi-year maintenance contract with a foreign military customer could be higher than expected.

We have entered into a seven-year repair and maintenance agreement with a foreign military customer to service $12.1 million of product sold in the quarter ended March 31, 2011. We have contracted with a third party service provider to administer the required services under the terms of the maintenance agreement. The revenue from the maintenance agreement with our customer is fixed and paid annually upon completion of each year of service for the seven-year period through 2019. It is possible that the cost to repair and maintain the products and the cost to contract with our third party service provider could exceed the revenue generated by the maintenance agreement.

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

Our sales to government customers have involved, and are expected in the future to involve, providing products and services under contracts or subcontracts with U.S. federal, state, local and foreign government agencies. Obtaining contracts and subcontracts from government agencies is challenging, and contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

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

Our business and operations are substantially dependent on the performance of our current executive team including our President and Chief Executive Officer and our Chief Financial Officer. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. We cannot assure that employees will not leave and subsequently compete against us.

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

We may not successfully address the problems encountered in connection with any potential future acquisitions.

We expect to continue considering opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have little experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks and if we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stock value could be diluted.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2012, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. In October 2008, we received a notice from Nasdaq that we had failed to meet the listing standards by failing to maintain a bid price of $1.00. On April 22, 2009, we received another notice from Nasdaq that we had become compliant by meeting the bid price requirement. Our stock briefly dropped below $1.00 late in our 2010 fiscal year, and our current market price is close to the $1.00 price on the date of this filing. Future failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2012, we had outstanding options granted to our employees and directors to purchase 3,463,339 shares of our common stock, and had outstanding warrants issued to investors to purchase 1,627,945 shares of our common stock. At September 30, 2012, the exercise prices for the options and common stock warrants ranged from $0.46 to $3.13 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Until June 30, 2012, our executive offices, sales, research and development and production facility were located at 15378 Avenue of Science, Suite 100, San Diego, California. We occupied, pursuant to a sublease that was amended in August 2010, approximately 23,698 square feet, and our monthly rent payments were approximately $17,774, plus other certain costs and charges as specified in the original sublease, including the Company’s proportionate share of the building operating expenses and real estate taxes. The sublease terminated on June 30, 2012. On November 29, 2011, we entered into a new lease for 31,360 square feet to replace the prior San Diego facility. The lease commenced July 1, 2012 and expires June 30, 2018. The aggregate monthly payments, with abatements, will average $16,306 per month in the first year, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The aggregate monthly payment will be $25,088, $26,656, $28,224, $29,792 and $31,360 for the second through sixth years of the lease, plus other costs and charges as noted above.

Item 3.	Legal Proceedings

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery captioned Iroquois Master Fund Ltd., Plaintiff, v. Raymond C. Smith, Laura M. Clague, Helen C. Adams,

Thomas R. Brown, and Katherine McDermott, Defendants, and LRAD Corporation, Nominal Defendant. The derivative action claims that the defendants breached their fiduciary duties to the Company, caused the Company to waste its corporate assets and were unjustly enriched as a result of obtaining and approving the issuance of stock options to themselves with exercise prices that the plaintiff alleges were below fair market value on the date of grant in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the applicable stock options and other damages on behalf of the Company. The defendants filed a Motion to Dismiss on October 3, 2012 and the plaintiff filed an Amended Derivative Complaint on November 19, 2012.The defendants and the Company believe the plaintiff’s claims are without merit and intend to defend against them vigorously.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “LRAD.” The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2011 and 2012:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2011
First Quarter	$2.81	$1.36
Second Quarter	$2.79	$2.01
Third Quarter	$2.95	$2.19
Fourth Quarter	$3.24	$1.66
Fiscal Year Ending September 30, 2012
First Quarter	$2.06	$1.36
Second Quarter	$1.74	$1.35
Third Quarter	$1.65	$1.15
Fourth Quarter	$1.40	$1.10

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,399,199 shares issued and outstanding by 990 holders of record of our common stock at November 26, 2012.

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

Our revenues decreased to $14,792,338 in the fiscal year ended September 30, 2012, from $26,506,821 in the fiscal year ended September 30, 2011. Net income decreased as well from $5,022,902 in fiscal year 2011 to $1,462,020 in fiscal year 2012. The strong revenue in fiscal 2011 was largely driven by a $12,125,000 order from a foreign government, which was not repeated in fiscal 2012. Direct and indirect revenues from the U.S. Military, which declined by 40% in fiscal 2011, showed some improvement in fiscal 2012, though they still remained $2.0 million below the fiscal 2010 level due to ongoing federal budget uncertainty and the November 2012 Presidential elections. Revenues from municipalities for law enforcement improved during fiscal 2012 due to successful high profile LRAD deployments during the Occupy movement and G-20 summit demonstrations. We increased our working capital by $2.3 million during fiscal 2012. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

Our latest generation of LRAD products called the LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings more than 3,500 meters. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems from single operator portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our current LRAD-X product line includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest acoustic hailing system and broadcasts highly intelligible voice communication that can be clearly heard and understood more than 3,500 meters away.

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible communication. This unit is available in both fully integrated and remotely-operated electronics.

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

•

LRAD-RX—selected by the U.S. Navy in 2010 in a competitive bid process for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. The LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and an internally developed, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD-RX reduces manpower and false alarms, while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012— broadcasts attention-commanding siren alarms and highly intelligible live announcements and pre-recorded messages in a uniform 360[o] pattern over distances up to two miles. The LRAD 360X is targeted for mass notification and emergency warning for campus, border and perimeter security applications, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

We incurred $1,659,673 of research and development expense during fiscal 2012. During 2012, we developed and launched the LRAD 360X with various stacking configurations to target the large mass notification market. While the mass notification market is more mature than the AHD market, we believe the LRAD 360X, with its ability to clearly communicate messages over long distances, can compete favorably against existing systems being marketed today. The LRAD 2000X, which was developed in fiscal 2011, was released for sale in the first quarter of fiscal 2012. In addition, we focused on product cost reductions, feature enhancements and customized applications of existing products, and provided product certifications for some of our newer products. We continually improve the quality and manufacturability of our products to retain our competitive advantage in the AHD market. We believe these products provide increased sales opportunities into government and commercial markets and demonstrate our ability to remain the leader in the AHD market. We intend to continue to innovate during fiscal 2013 with consistent levels of research and development expenditures.

Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line to service new markets for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2013 due to extreme international economic and geopolitical conditions. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to ongoing budget delays and expected spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and to understanding our results of operations. Our accounting policies are more fully described in our financial statements and related notes located in “Item 8. Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations are discussed in “Item 1A. Risk Factors” and throughout “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” when such policies affect our reported and expected financial results.

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

Revenue Recognition. The Company derives its revenues primarily from two sources: (i) product revenues, and (ii) contracts, license fees, other services, and freight. Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable, and there are no remaining obligations for the Company. Most revenues to resellers and system integrators are based on firm commitments from the end user, and as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

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

Comparison of Results of Operations for Fiscal Years Ended September 30, 2012 and 2011

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year ended
	September 30, 2012		September 30, 2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/(Decrease)
					Amount	%
Revenues:
Product sales	$14,218,766	96.1%	$26,020,385	98.2%	$(11,801,619)	(45.4%)
Contract and other	573,572	3.9%	486,436	1.8%	87,136	17.9%

Total revenues	14,792,338	100.0%	26,506,821	100.0%	(11,714,483)	(44.2%)
Cost of revenues	7,313,762	49.4%	10,577,370	39.9%	(3,263,608)	(30.9%)

Gross profit	7,478,576	50.6%	15,929,451	60.1%	(8,450,875)	(53.1%)
Operating expenses:
Selling, general and administrative	4,541,594	30.7%	8,463,842	31.9%	(3,922,248)	(46.3%)
Research and development	1,659,673	11.2%	2,483,938	9.4%	(824,265)	(33.2%)

Total operating expenses	6,201,267	41.9%	10,947,780	41.3%	(4,746,513)	(43.4%)

Income from operations	1,277,309	8.7%	4,981,671	18.8%	(3,704,362)	(74.4%)
Other Income	33,895	0.2%	46,967	0.2%	(13,072)	(27.8%)

Income from continuing operations before income taxes	1,311,204	8.9%	5,028,638	19.0%	(3,717,434)	(73.9%)
Income tax (benefit) expense	(150,816)	(1.0%)	75,190	0.3%	(226,006)	(300.6%)
Income from discontinued operations	—	0.0%	69,454	0.2%	(69,454)	(100.0%)

Net income	$1,462,020	9.9%	$5,022,902	18.9%	$(3,560,882)	(70.9%)

Revenues

Revenues decreased $11,714,483, or 44%, in the fiscal year ended September 30, 2012 to $14,792,338 compared to $26,506,821 in the fiscal year ended September 30, 2011. Revenues in 2011 included a large order to a foreign government in the amount of $12,125,000, which was not repeated in fiscal 2012. LRAD revenues accounted for $14,411,374 of the total revenues in fiscal 2012 and $26,196,063 in fiscal 2011.

Gross Profit

Gross profit for the year ended September 30, 2012 was $7,478,576, or 51% of total revenues, compared to $15,929,451, or 60% of total revenues for the year ended September 30, 2011. The decrease in gross profit is primarily due to decreased revenues, lower fixed cost absorption, and increased amortization of prepaid expenses to support warranty and maintenance required under the large foreign government sale in fiscal 2011. These decreases are partially offset by lower manufacturing overhead spending due to reduced freight and a reduction in bonus expense as a result of not meeting current year performance targets, and lower warranty expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2012 decreased $3,922,248 to $4,541,594, or 31% of total revenues, compared to $8,463,842, or 32% of total revenues, for the year ended September 30, 2011. The decrease is primarily due to $3,077,265 for sales commissions, primarily related to the large foreign government sale in fiscal 2011, and $1,255,019 for bonus expense based on not meeting annual performance targets in fiscal 2012, partially offset by an increase of $268,193 for non-cash share-based compensation expense, $134,978 for salary and consulting expense primarily related to increased business development staffing and $62,561 of legal fees related to the recent lawsuit.

We incurred non-cash share-based compensation expenses of $603,989 and $335,796 in selling, general and administrative expenses in the fiscal years ended September 30, 2012 and 2011, respectively. The increase in expenses is due to new options granted to key employees as older grants expired.

We may expend additional resources on marketing our products in future periods, which may increase selling, general and administrative expenses. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and Development Expenses

Research and development expenses decreased $824,265 to $1,659,673, or 11% of total revenues, for the year ended September 30, 2012, compared to $2,483,938, or 9% of total revenues, for the year ended September 30, 2011. This decrease was primarily due to $651,365 in bonus expense for not meeting annual performance targets, $99,612 for lower prototype costs and certification fees and $88,423 for staffing.

Included in research and development expenses for the year ended September 30, 2012 was $58,800 of non-cash share-based compensation expenses, compared to $60,919 for the year ended September 30, 2011.

During fiscal years 2012 and 2011, we reviewed the ongoing value of our capitalized intangible assets and identified some of these assets as being no longer consistent with our business strategy. As a result of this review, we reduced the value of these patents by $41,621 and $22,551 for the fiscal years ended September 30, 2012 and 2011, respectively.

Research and development expenses vary period to period due to the timing of projects, the availability of funds, and the timing, extent and use of outside consulting, design and development firms. In fiscal 2012, research and development expenses were primarily for in-house development, but we have, in the past, supplemented our in-house development with third party consulting resulting in higher expenses. Based on current plans and engineering staffing, we expect fiscal year 2013 research and development expenses to be comparable to expenditures made in fiscal year 2012.

Income From Operations

Income from operations was $1,277,309 for the year ended September 30, 2012, compared to income from operations of $4,981,671 for the year ended September 30, 2011, primarily from decreased revenue and lower margins, partially offset by lower operating expenses.

Other Income

During the year ended September 30, 2012, we earned $33,895 of interest income on our cash balances compared to $32,354 in the year ended September 30, 2011. We also recorded other income of $14,613 in the year ended September 30, 2011 primarily for proceeds from an insurance claim.

Net Income

Our net income decreased $3,560,882 to $1,462,020, or $0.04 per diluted share for the year ended September 30, 2012, compared to net income of $5,022,902, or $0.15 per diluted share, for the year ended September 30, 2011 due to decreased revenue and gross margin, partially offset by decreased operating expenses. We also recognized an income tax benefit of $150,816 during fiscal 2012, compared to an expense of $75,190 in fiscal 2011 as a result of our election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses, which allows us to carry back the fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years. We have amended tax returns for fiscal years ended 2009 and 2010 and reversed previously recorded federal income tax expense for fiscal years 2009 through 2011 during fiscal 2012 to correspond with the timing of the Section 172 election and the filing of the amended tax returns.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2012 was $13,859,505, compared to $13,870,762 at September 30, 2011. In addition, during the year ended September 30, 2012, we released a bank guarantee which transferred $606,250 from restricted cash to cash and cash equivalents upon completion of the first year of product warranty for a customer contract, and we reclassified $39,406 from cash and cash equivalents to restricted cash during the year to support a bank guarantee related to the same customer’s seven year maintenance contract. Net cash provided by operating activities was $194,178, which was offset by a $201,804 investment in product tooling, leasehold improvements and computer equipment related to our move to a new office and manufacturing facility in July 2012. The increase in cash and cash equivalents in the year ended September 30, 2011 primarily resulted from strong net income generating $3,886,017 from operations, which includes $606,250 reclassified to restricted cash as described above, and the exercise of certain warrants to purchase common stock, which generated $4,346,613 in cash. Other than cash and cash equivalents and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Cash Flows

Operating Activities

Our net cash generated from operating activities from continuing operations was $197,191 for the fiscal year ended September 30, 2012 compared to $3,886,017 for the fiscal year ended September 30, 2011. Cash generated from operating activities for the fiscal year ended September 30, 2012 included $1,462,020 net income reduced by expenses not requiring the use of cash of $944,918, transfers from restricted cash of $606,250, decreased prepaid expenses and other of $221,778 and decreased prepaid expenses—noncurrent of $116,734, both of which include prepaid warranty services to support our foreign government contract. Cash used in operating activities included a $2,120,448 decrease in accrued liabilities, primarily for the payment of the 2011 bonus, a $531,078 increase in inventory, a $424,118 increase in accounts receivable, a $44,483 decrease in accounts payable and $34,382 in warranty settlements. Cash generated from operating activities for the fiscal year ended September 30, 2011 included $5,022,902 net income reduced by expenses not requiring the use of cash of $641,654, an increase in accrued liabilities, primarily for bonus accrual, of $1,334,094, an increase of accounts payable of $75,155 and a decrease in inventory of $64,830. Cash used in operating activities included $1,160,485 for prepaid expenses—noncurrent and $458,914 for increased current prepaid expenses and other, both of which include prepaid warranty services to support our foreign government contract, a $910,149 increase in accounts receivable, $606,250 for transfers to restricted cash and $47,366 in warranty settlements.

At September 30, 2012, we had accounts receivable of $5,517,894, compared to $5,098,148 at September 30, 2011. The level of trade accounts receivable at September 30, 2012 represented approximately 137 days of revenues for the year compared to 70 days of revenues at September 30, 2011. The increase in days was due to strong revenues in the last month of the year due to end of year military orders received and shipped in September 2012, and lower annual revenues than the prior year. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At September 30, 2012 and 2011, our working capital was $21,312,250 and $19,031,855, respectively. This increase was primarily a result of the increases in accounts receivable and inventory and a decrease in the accrued liabilities due to the payment of the 2011 bonus in 2012.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. We also invested in leasehold improvements in the fiscal year ended September 30, 2012, as a result of moving into a new office and manufacturing facility in July 2012. Cash used in investing activities for capital expenditures was $201,804 and $57,888 in the fiscal years ended September 30, 2012 and 2011, respectively. Cash used for investment in new patents was $3,631 and $2,291 in the fiscal years ended September 30, 2012 and 2011, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2012 as we continue to invest in new products and technologies.

Financing Activities

In the year ended September 30, 2012, we did not receive any proceeds from financing activities. In the year ended September 30, 2011, we received proceeds of $4,346,613 from the exercise of certain warrants to purchase common stock and $145,450 from the exercise of stock options.

Commitments

We are committed for our facility lease as more fully described in Note 12 to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2011. In fiscal 2012, we did not meet our targeted objectives and therefore, did not accrue any bonus expense. In fiscal 2011, we accrued $2,308,010 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses were paid in the quarter ending December 31, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2012, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2013.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Consolidated Financial Statements:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of American Technology Corporation (Delaware) dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2	Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.3	Amendment to Certificate of Incorporation of American Technology Corporation dated March 24, 2010 for name change to LRAD Corporation. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 31, 2010.

3.2	Restated Bylaws of American Technology Corporation. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

10.2	Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.3	Form of Stock Award Agreement under the 2005 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 on Form 10-Q for the quarter ended June 30, 2005 dated August 9, 2005.+

10.4	Employment Letter between American Technology Corporation and Thomas R. Brown dated August 23, 2006. Incorporated by reference to Exhibit 99.2 on Form 8-K filed August 25, 2006.+

10.5	Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 4, 2008.+

10.6	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.7	Separation and Distribution Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 2.1 on Form 8-K filed October 1, 2010.

10.8	Tax Sharing Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2010.

10.9	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

10.10	Form of Warrant Amendment, effective as of February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 10-Q filed May 4, 2011.

10.11	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 4, 2011.

10.12	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 10.41 on Form 10-K for the year ended September 30, 2008, dated December 4, 2008.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1	Certification of Thomas R. Brown, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas R. Brown, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

99.	Additional Exhibits

99.1	Press Release dated December 4, 2012*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

LRAD Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation and Subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

December 4, 2012

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,859,505	$13,870,762
Restricted cash	—	606,250
Accounts receivable, less allowance of $4,372 and $0 for doubtful accounts	5,517,894	5,098,148
Inventories, net	3,112,489	2,735,520
Prepaid expenses and other	441,823	663,601
Assets of discontinued operations	—	6,250

Total current assets	22,931,711	22,980,531
Property and equipment, net	212,863	75,468
Intangible assets, net	158,457	225,969
Prepaid expenses and other—noncurrent	1,102,016	1,218,750

Total assets	$24,405,047	$24,500,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$995,719	$1,040,202
Accrued liabilities	623,742	2,899,211
Liabilities of discontinued operations	—	9,263

Total current liabilities	1,619,461	3,948,676
Other liabilities—noncurrent	363,817	276,744

Total liabilities	1,983,278	4,225,420

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,374,499 shares issued and outstanding each period	324	324
Additional paid-in capital	86,358,011	85,673,560
Accumulated deficit	(63,936,566)	(65,398,586)

Total stockholders’ equity	22,421,769	20,275,298

Total liabilities and stockholders’ equity	$24,405,047	$24,500,718

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2012	2011
Revenues:
Product sales	$14,218,766	$26,020,385
Contract and other	573,572	486,436

Total revenues	14,792,338	26,506,821
Cost of revenues	7,313,762	10,577,370

Gross profit	7,478,576	15,929,451

Operating expenses:
Selling, general and administrative	4,541,594	8,463,842
Research and development	1,659,673	2,483,938

Total operating expenses	6,201,267	10,947,780

Income from operations	1,277,309	4,981,671
Other income	33,895	46,967

Income from continuing operations before income taxes	1,311,204	5,028,638
Income tax (benefit) expense	(150,816)	75,190

Income from continuing operations	1,462,020	4,953,448
Income from discontinued operations, net of tax	—	69,454

Net income	$1,462,020	$5,022,902

Net income per common share—continuing operations:
Basic	$0.05	$0.16
Diluted	$0.04	$0.15
Net income per common share—discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net income per common share:
Basic	$0.05	$0.16
Diluted	$0.04	$0.15
Weighted average common shares outstanding:
Basic	32,374,499	31,755,157

Diluted	33,015,955	32,722,632

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances, September 30, 2010	30,614,789	$306	$80,758,872	$(70,421,488)	$10,337,690
Issuance of common stock:
Upon exercise of stock options	131,765	$2	$145,448	$—	$145,450
Upon exercise of warrants (net of non-cash offering costs of $2,164,773)	1,627,945	16	2,181,824	—	2,181,840
Issuance of warrants	—	—	2,164,773	—	2,164,773
Share-based compensation expense	—	—	422,643	—	422,643
Net income	—	—	—	5,022,902	5,022,902

Balances, September 30, 2011	32,374,499	$324	$85,673,560	$(65,398,586)	$20,275,298
Share-based compensation expense	—	—	684,451	—	684,451
Net income	—	—	—	1,462,020	1,462,020

Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2012	2011
Operating Activities:
Net income	$1,462,020	$5,022,902
Less: Net income from discontinued operations (Note 16)	—	69,454

Net income from continuing operations	1,462,020	4,953,448
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	93,931	138,191
Provision for doubtful accounts	4,372	—
Warranty provision	(33,566)	74,521
Inventory obsolescence	154,109	(16,252)
Share-based compensation	684,451	422,643
Loss on impairment of patents	41,621	22,551
Changes in operating assets and liabilities:
Restricted cash	606,250	(606,250)
Accounts receivable	(424,118)	(910,149)
Inventories	(531,078)	64,830
Prepaid expenses and other	221,778	(458,914)
Prepaid expenses—noncurrent	116,734	(1,160,485)
Accounts payable	(44,483)	75,155
Warranty settlements	(34,382)	(47,366)
Accrued liabilities	(2,120,448)	1,334,094

Net cash provided by operating activities of continuing operations	197,191	3,886,017
Net cash (used in) provided by operating activities of discontinued operations (Note 17)	(3,013)	131,694

Net cash provided by operating activities	194,178	4,017,711
Investing Activities:
Purchase of equipment	(201,804)	(57,888)
Patent costs paid	(3,631)	(2,291)

Net cash used in investing activities	(205,435)	(60,179)
Financing Activities:
Proceeds from exercise of common stock warrants	—	4,346,613
Proceeds from exercise of stock options	—	145,450

Net cash provided by financing activities	—	4,492,063

Net (decrease) increase in cash and cash equivalents	(11,257)	8,449,595
Cash and cash equivalents, beginning of period	13,870,762	5,421,167

Cash and cash equivalents, end of period	$13,859,505	$13,870,762

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$108

Cash (refunded) paid for taxes	$(152,344)	$222,175

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

DISCONTINUED OPERATIONS

The consolidated financial statements presented herein reflect the spin-off of the Company’s Hypersonic Sound (“HSS”) business as a stand-alone company on September 27, 2010. The results of operations for the HSS business conducted prior to the spin-off, as well as some continued activity by the Company to fulfill remaining sales and warranty obligations following the spin-off per the terms of the Separation and Distribution Agreement, are designated as discontinued operations in the accompanying consolidated financial statements. Amounts reflected as discontinued operations in the accompanying consolidated statement of operations include direct and allocated costs attributable to the former HSS business, but do not include allocations of general corporate overhead costs.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance is provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2012 was approximately $10,438,000. The Company has not experienced any losses in such accounts.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2012, accounts receivable from one customer accounted for 65% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2011, accounts receivable from three customers accounted for 38%, 16% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2012 or 2011 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific. The Company had allowances for doubtful accounts of $4,372 and $0 for the years ended September 30, 2012 or 2011.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal 2012, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $154,109 and $16,252 during the years ended September 30, 2012 and 2011, respectively, based on expected usage of components resulting from changes in product lines and customer demand.

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

INTANGIBLES

Intangible assets, which consist of patents and trademarks, are carried at cost less accumulated amortization. Intangible assets are amortized over their estimated useful lives, which have been estimated to be 15 years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the future undiscounted cash flows realized from the assets is less than its carrying value.

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2012 and 2011, the Company had no capital lease obligations.

REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product revenues, and (ii) contracts, license fees, other services, and freight.

Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (FOB shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is reasonably assured, and there are no remaining obligations for the Company. Most revenues to resellers and system integrators are based on firm commitments from the end user; as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. The Company’s customers do not have the right to return product unless the product is found to be defective.

In limited circumstances, product revenues may be recognized prior to shipment when, based on the Company’s evaluation, criteria for recognizing revenue under bill and hold arrangements have been met. During the years ended September 30, 2012 and 2011, the Company did not recognize any bill and hold revenue.

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

The Company also sells extended repair and maintenance contracts with terms ranging from one to several years which provide repair and maintenance services after expiration of the original one year warranty term. Revenues from separately priced extended repair and maintenance contracts are recognized on a straight-line basis over the contract period and classified as contract and other revenues. Contracts paid for in advance by customers are recorded in other liabilities—noncurrent.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $127,392 and $366,851 for the fiscal years ended September 30, 2012 and 2011, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $62,663 and $73,812 for the years ended September 2012 and 2011, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2012, the Company decreased its reserve by $67,948. The warranty reserve was $204,313 and $272,261 at September 30, 2012 and 2011, respectively. See Note 10 for additional information regarding warranties.

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

REGISTRATION PAYMENT ARRANGEMENTS

In connection with the issuance of warrants on February 4, 2011 (“2011 Warrants”), the Company entered into a Registration Rights Agreement with the warrant holders (“Warrant Holders”), whereby the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement was not declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company will be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised. The Company filed a registration statement on Form S-3 within 30 days of issuance, which became effective on April 7, 2011 in satisfaction of the initial 90 day effectiveness obligation. No liquidated damages have been accrued as of September 30, 2012 as it was not deemed to be probable that any such damages will be incurred. See Note 14 for additional information regarding the 2011 Warrants.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2012 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2012.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting standard is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this guidance effective July 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

4. FAIR VALUE MEASUREMENTS

At September 30, 2012, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

As of September 30, 2012 and 2011, the Company had no financial instruments that are required to be measured at fair value on a recurring basis.

5. RESTRICTED CASH

Restricted cash was reported as follows:

	September 30,
	2012	2011
Current asset	$—	$606,250
Noncurrent asset	39,406	—

	$39,406	$606,250

Restricted cash was pledged to support bank guarantees for product warranty of product delivered on a sales contract in the quarter ended March 31, 2011. The current portion covered the first year of product warranty, and the noncurrent portion was recently issued and will be renewed annually for seven years to cover each year of the extended warranty and maintenance agreement. The first year warranty term was successfully completed and the current portion became unrestricted and transferred to cash and cash equivalents in fiscal 2012, and the noncurrent portion will remain for the duration of the seven year term. These assets are carried at cost, which approximates market value, and are classified as other—noncurrent assets.

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2012	2011
Finished goods	$818,082	$505,749
Work in process	61,859	168,622
Raw materials	2,693,753	2,368,245

	3,573,694	3,042,616
Reserve for obsolescence	(461,205)	(307,096)

	$3,112,489	$2,735,520

The Company had raw materials located at supplier locations of $144,674 and $195,602 at September 30, 2012 and 2011, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose a sole source supplier and was unable to find an alternative supplier.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2012	2011
Machinery and equipment	$525,020	$521,719
Office furniture and equipment	716,625	775,662
Leasehold improvements	55,298	262,258

	1,296,943	1,559,639
Accumulated depreciation	(1,084,080)	(1,484,171)

	$212,863	$75,468

	Year ended September 30,
	2012	2011
Depreciation expense	$64,409	$106,773

During the year ended September 30, 2012, the Company disposed of $464,500 of fully depreciated property and equipment. The Company moved into a new office and manufacturing facility in July 2012 which resulted in the disposal of leasehold improvements and communication equipment in the former facility, which were fully depreciated, totaling $328,195, as well as other furniture and equipment. The Company also acquired $201,804 of new property and equipment during fiscal 2012, including leasehold improvements of $55,298 and upgraded computer equipment of $93,521 in the new facility, and product tooling.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,
	2012	2011
Cost	$358,925	$458,912
Accumulated amortization	(200,468)	(232,943)

	$158,457	$225,969

	Year ended September 30,
	2012	2011
Amortization expense	$29,522	$31,418
Loss on impairment of patents	41,621	22,551

	$71,143	$53,969

Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the fiscal years ended September 30, 2012 and 2011, some of these assets were identified as being associated with patents no longer consistent with the Company’s business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

Estimated Amortization Expense Years Ended September 30,
2013	23,850
2014	23,850
2015	23,850
2016	23,850
2017	23,850
Thereafter	39,207

$158,457

9. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2012, $187,500 of the total prepayment was classified as a current asset and $1,031,250 was classified as noncurrent.

10. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2012	2011
Payroll and related	$272,212	$2,628,210
Accrued contract costs	197,032	—
Warranty reserve	154,069	265,658
Deferred revenue	419	800
Customer deposits	10	4,543

Total	$623,742	$2,899,211

Other liabilities—noncurrent consisted of the following:

Deferred revenue—noncurrent	$270,140	$270,141
Extended warranty	50,244	6,603
Deferred rent	43,433	—

Total	$363,817	$276,744

Payroll and related

Accrued payroll and related consists primarily of accrued vacation at September 30, 2012 and bonuses and related payroll taxes in accordance with the Company’s compensation plan at September 30, 2011. See Note 12 for additional information regarding the bonus plan.

Accrued contract costs

Accrued contract costs consist of accrued expenses for contracting a third party service provider to fulfill repair and maintenance obligations required under a contract through 2019 with a foreign military for units sold last year. Payments to the service provider will be made annually upon completion of each year of service. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Deferred Revenue

Deferred revenue at September 30, 2012 included $270,559 collected from a license agreement in advance of recognized revenue. The Company recognizes revenue and reduces deferred revenue on a per unit basis as the license is used by the customer. The Company recognized $381 of revenue from this license agreement in the year ended September 30, 2012.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2012, the Company decreased its reserve by $67,948.

11. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2012	2011
Current tax (benefit) expense
Federal	$(155,000)	$88,000
State	4,000	(13,000)

	(151,000)	75,000
Deferred (benefit) expense
Federal	(1,583,000)	93,000
State	(279,000)	16,000

	(1,862,000)	109,000
Change in valuation allowance	1,862,000	(109,000)

Provision for income taxes	$(151,000)	$75,000

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

Years Ended September 30,	2012	2011
Income taxes computed at the federal statutory rate	$446,000	$1,710,000
Change in valuation allowance	(1,862,000)	109,000
Nondeductible compensation, interest expense and other	6,000	4,000
State income taxes, net of federal tax benefit	72,000	283,000
Change in R&D credit carryover	53,000	(2,094,000)
Stock options and other prior year true-ups	1,389,000	357,000
State business credit utilization	(100,000)	(294,000)
Prior year tax adjustments	(155,000)	—

	$(151,000)	$75,000

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2012 and 2011 were as follows:

	At September 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$20,350,000	$20,928,000
Research and development credit	2,206,000	2,094,000
Share-based compensation	600,000	1,761,000
Equipment	—	90,000
Patents	229,000	252,000
Accruals and other	509,000	490,000
State tax deduction	(2,000)	4,000
Federal AMT Credit	49,000	155,000
Allowances	184,000	213,000

Gross deferred tax asset	24,125,000	25,987,000
Less valuation allowance	(24,125,000)	(25,987,000)

	$—	$—

At September 30, 2012, the Company had net deferred tax assets of approximately $24,125,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2012, the Company, for federal income tax purposes, had NOL carryforwards of approximately $53,430,000, which expire through 2031. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2012, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $179,000.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes.” The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company has an estimated $1,731,000 and $720,000 of federal and state R&D tax credits, respectively, at September 30, 2012, a portion of which began to expire in the 2011 tax year. Further, due to a change in California tax law in fiscal year 2008, NOL carryforwards may not be used in tax years 2008, 2009, 2010 and 2011, and R&D credit utilization was limited to fifty percent of the Company’s net tax in tax years 2008 and 2009.

The Company did not record a tax provision during the year ended September 30, 2012 as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. The Company also amended its federal tax returns for the years ended September 30, 2009 and 2010 and filed its federal tax return for the year ended September 30, 2011, during the fiscal year ended September 30, 2012, resulting in a federal income tax benefit of $152,333. Of this benefit, $112,009 has been received from the Internal Revenue Service in the year ended September 30, 2012, and the remaining $40,324 was recorded as a federal income tax receivable at September 30, 2012 and was received in October 2012. The federal income tax benefit and federal income tax receivable were the result of the election made during the quarter ended June 30, 2012 to carry back NOLs and apply them against taxable income during those applicable tax years.

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

12. COMMITMENTS AND CONTINGENCIES

Facility Lease

On November 29, 2011, the Company entered into a new lease for 31,360 square feet to replace the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2012 and will expire June 30, 2018. The aggregate monthly payment, with abatements, will average $16,306 per month in the first year, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The aggregate monthly payment will be $25,088, $26,656, $28,224, $29,792 and $31,360 for the second through sixth years, plus expenses as noted above. These obligations are included in the operating lease obligation schedule below.

Other Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2012 and 2011 was $209,401 and $223,171, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2013	258,581
2014	323,592
2015	341,659
2016	360,475
2017	375,020
2018	282,240

$1,941,567

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

Bonus Plan

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2011.

In fiscal 2012, the Company did not accrue any bonus expense as the Company did not achieve targeted objectives for the year. The Company accrued $2,308,010 for bonuses and related payroll taxes in the year ended September 30, 2011, based on the Company having achieved the bonus plan target levels, which was paid during the quarter ended December 31, 2011.

Change of Control Severance Benefit Plan

The Company has a Change of Control Plan that provides that in the event of a qualifying termination, each of the two participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2012 and 2011, the Company made matching contributions of $170,321 and $127,503, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery captioned Iroquois Master Fund Ltd., Plaintiff, v. Raymond C. Smith, Laura M. Clague, Helen C. Adams, Thomas R. Brown, and Katherine McDermott, Defendants, and LRAD Corporation, Nominal Defendant. The derivative action claims that the defendants breached their fiduciary duties to the Company, caused the Company to waste its corporate assets and were unjustly enriched as a result of obtaining and approving the issuance of stock options to themselves with exercise prices that the plaintiff alleges were below fair market value on the date of grant in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the applicable stock options and other damages on behalf of the Company. The defendants filed a Motion to Dismiss on October 3, 2012 and the plaintiff filed an Amended Derivative Complaint on November 19, 2012. The defendants and the Company believe the plaintiff’s claims are without merit and intend to defend against them vigorously.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2012, or 2011.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2012, or 2011.

13. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2012, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards for an aggregate of 3,250,000 shares of common stock to employees, directors or consultants. The total 2005 Equity Plan reserve includes these shares and shares reserved under other plans prior to the 2005 Equity Plan, allowing for the issuance of up to 4,999,564 shares. At September 30, 2012, there were options outstanding covering 3,463,339 shares of common stock under the 2005 Equity Plan and 969,977 shares of common stock available for grant for a total of 4,433,316 currently available under the 2005 Equity Plan.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $684,451 and $422,643 of stock compensation expense for the years ended September 30, 2012 and 2011, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2012 and 2011 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2012	2011
Volatility	81.0% - 82.0%	89.0% - 93.0%
Risk-free interest rate	0.8% - 1.1%	1.0% - 1.8%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	5.4 - 6.4	3.4 - 6.5
Weighted average fair value of options granted during the year	$0.88	$1.60

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

As of September 30, 2012, there was approximately $1,100,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.7 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2012 and 2011, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2011:
Outstanding October 1, 2010	4,408,742	$2.50
Granted	378,000	$2.39
Forfeited/expired	(473,638)	$3.60
Exercised	(131,765)	$1.10

Outstanding September 30, 2011	4,181,339	$2.40

Exercisable September 30, 2011	3,705,939	$2.47

Fiscal 2012:
Outstanding October 1, 2011	4,181,339	$2.40
Granted	1,237,500	$1.33
Forfeited/expired	(1,955,500)	$3.67

Outstanding September 30, 2012	3,463,339	$1.31

Exercisable September 30, 2012	2,575,857	$1.25

Weighted average fair value of options granted during the year		$0.88

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2012 was $862,501 and $811,059, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.39 per share, and the exercise price multiplied by the number of applicable options. There were no stock options exercised in the year ended September 30, 2012. The total intrinsic value of stock options exercised during the year ended September 30, 2011 was $182,191 and cash received from these exercises was $145,450. The Company did not recognize any tax benefit for exercised stock options in the year ended September 30, 2012. The Company recognized the $182,191 as a tax benefit in the income tax provision for the year ended September 30, 2011.

The following table summarizes information about stock options outstanding at September 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46-$1.00	746,482	1.19	$0.48	746,169	$0.48
$1.01-$1.50	1,916,157	7.10	$1.29	1,170,032	$1.28
$1.51-$2.00	408,700	0.89	$1.85	376,106	$1.87
$2.01-$2.50	276,500	8.21	$2.26	186,103	$2.25
$2.51-$3.13	115,500	3.43	$2.65	97,447	$2.64

$0.46-$3.13	3,463,339	5.06	$1.31	2,575,857	$1.25

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $684,451 and $422,643, respectively, for the fiscal years ended September 30, 2012 and 2011. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2012	2011
Cost of revenue	$21,662	$25,928
Selling, general and administrative	603,989	335,796
Research and development	58,800	60,919

Total	$684,451	$422,643

14. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2012, the Company did not issue any shares of common stock or receive any proceeds from the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2012 or 2011.

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

15. NET INCOME PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2012	2011
Basic
Income from continuing operations	$1,462,020	$4,953,448
Income from discontinued operations	—	69,454

Income available to common stockholders	$1,462,020	$5,022,902

Weighted average common shares outstanding	32,374,499	31,755,157

Basic income per common share, continuing operations	$0.05	$0.16

Basic income per common share, discontinued operations	$0.00	$0.00

Basic income per common share	$0.05	$0.16

Diluted
Income from continuing operations	$1,462,020	$4,953,448
Income from discontinued operations	—	69,454

Income available to common stockholders	$1,462,020	$5,022,902

Weighted average common shares outstanding	32,374,499	31,755,157
Assumed exercise of dilutive options and warrants	641,456	967,475

Weighted average dilutive shares outstanding	33,015,955	32,722,632

Diluited income per common share, continuing operations	$0.04	$0.15

Diluted income per common share, discontinued operations	$0.00	$0.00

Diluted income per common share	$0.04	$0.15

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	800,700	1,925,000
Warrants	1,627,945	1,627,945

Total	2,428,645	3,552,945

16. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2012, revenues from one customer accounted for 36% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2011, revenues from two customers accounted for 46% and 12% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2012	2011
Revenues
United States	$9,358,311	$7,895,236
Other	5,434,027	18,611,585

Total Revenues	$14,792,338	$26,506,821

The following table summarizes revenues by product line.

Years Ended September 30,	2012	2011
Revenues
LRAD	14,411,374	26,196,063
SoundSaber	241,951	147,713
Other	139,013	163,045

Total Revenues	$14,792,338	$26,506,821

17. DISCONTINUED OPERATIONS REPORTING

The Company spun-off its wholly-owned subsidiary Parametric Sound Corporation (“Parametric”) effective September 27, 2010. The historical results of operations relating to the hypersonic sound business have been presented as discontinued operations in the prior year Consolidated Statements of Operations. The prior year Consolidated Balance Sheets also identify assets and liabilities retained by the Company to fulfill remaining obligations per the terms of the Separation and Distribution Agreement.

The components of the Consolidated Statements of Operations which are presented as discontinued operations are as follows:

Year ended September 30, 2011
Total revenues	$195,097
Cost of revenues	(119,253)

Total income from discontinued operations	$75,844

Income tax expense	(6,390)

Income (loss) from discontinued operations	$69,454

The components of the Condensed Consolidated Balance Sheets, which are presented as discontinued operations are as follows:

September 30, 2011
Assets:
Inventories, net	$6,250

Total current assets	$6,250

Liabilities:
Warranty reserve	$9,263

Total current liabilities	$9,263

Net liabilities	$(3,013)

18. RELATED PARTY

Elwood G. Norris, a former officer and Chairman of the Board of the Company, is the President and Chief Executive Officer of Parametric. Mr. Norris was previously a related party as a result of more than 10% stock ownership of the Company until March 31, 2011 when his stock ownership fell below 10%. The Company entered into a consulting arrangement with Mr. Norris on June 4, 2010, concurrent with him resigning from the Board, whereby he provided consulting and advisory services to the Company in exchange for a quarterly consulting fee of $5,000 through May 31, 2012. The Company paid Mr. Norris consulting fees of $13,333 and $20,000 during the years ended September 30, 2012 and 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 4, 2012

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

Date: December 4, 2012	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2012	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 4, 2012	By	/s/ HELEN C. ADAMS
Helen C. Adams Director

Date: December 4, 2012	By	/s/ RAYMOND SMITH
Raymond Smith Director

Date: December 4, 2012	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 4, 2012	By	/s/ GEORGE W. VANDEWEGHE
George W. VanDeWeghe Jr. Director

S-1