Form 10-K/A
period 2012-09-30
LRAD Corp
filed 2013-01-22
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File Number 0-24248

LRAD CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16990 Goldentop Road San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $.00001 par value per share	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates based on the closing sale price of common stock as reported on the Nasdaq Stock Market on March 31, 2012, the last business day of the second fiscal quarter was $43,631,323* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*	Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 31, 2012. This calculation does not reflect a determination that such persons are affiliates for any other purpose

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,399,199 shares of common stock, par value $.00001 per share, as of January 22, 2013.

EXPLANATORY NOTE: LRAD Corporation (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on December 4, 2012 (the “Original Filing”), to replace Part III, Item 10 through Item 14, and to update Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.

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

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The directors and executive officers, their ages, positions held and duration as director as of January 21, 2013, are as follows:

Name	Age	Position and Offices	Director Since
Thomas R. Brown	62	President, Chief Executive Officer, and Chairman of the Board	2006
Helen C. Adams(1)(2)	53	Director	2010
Laura M. Clague(1)(2)	53	Director	2007
Raymond C. Smith(1)	69	Director	2006
George William VanDeWeghe, Jr.(2)	51	Director	2012
Katherine H. McDermott	52	Chief Financial Officer

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

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

Thomas R. Brown, age 62, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Chairman of our Board of Directors in April 2009. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (AMEX/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University. Mr. Brown’s extensive business experience and background, demonstrated leadership as an executive at Sony Electronics, his prior board experience, and his service as our Chief Executive Officer since 2006, qualify him to serve on our Board.

Helen C. Adams, age 53, has been a director since March 2010. In January 2013, Ms. Adams became the Managing Partner of the San Diego office of Haskell & White LLP, a certified public accounting firm. Previously, Ms. Adams spent 27 years as a partner and certified public accountant with Deloitte & Touche LLP. Ms. Adams’ experience and background with Deloitte was particularly focused on emerging technologies and alternative energy. Ms. Adams has served in executive positions on the boards of directors of the Senior Community Centers, Make a Wish of San Diego, and the YWCA, and in professional organizations such as the

San Diego Corporate Directors Forum, the San Diego Chairmen’s Roundtable and the American Wind Energy Association. Ms. Adams has also served as Chairman of the Board of Directors of Athena—San Diego, a professional organization for executive women in science and technology, and currently serves as the audit committee chair for the California State University at San Marcos Foundation. Ms. Adams is a certified public accountant, and has a B.S. in Accounting from San Diego State University. Ms. Adam’s qualifications to serve on the board include her strong financial acumen and broad business knowledge developed through her more than 30 years of experience in public accounting, and the corporate governance experience she gained through her role as Partner in a large, international accounting firm and extensive prior board experience.

Laura M. Clague, age 53, has been a director since February 2007. Ms. Clague is the vice president, corporate controller of Amylin Pharmaceuticals, Inc., LLC, a wholly owned subsidiary of Bristol-Myers Squibb, a biopharmaceutical company, where she has served since 2003. From 1988 to 1999, Ms. Clague was the director of finance and accounting operations, controller and accounting manager at Sony Electronics, Inc. From 1985 to 1988, Ms. Clague served as internal audit supervisor at Cubic Corporation. From 1982 to 1985, Ms. Clague held various audit positions at KPMG, the last of which was audit supervisor. Ms. Clague is a certified public accountant, and has a B.S. in Business Administration from Menlo College. Ms. Clague’s qualifications to serve on the board include her significant experience as a financial executive in a publicly traded company, as well as her strong accounting and finance background resulting from her years in public accounting and industry.

Raymond C. Smith, age 69, has been a director since March 2006. Admiral Smith served 31 years in the U.S. Navy SEALS until his retirement in 2001. He held various leadership positions, most recently Director of Assessment of the Office of the Chief of Naval Operations, where he directed capability assessment for the U.S. Navy. During his service with the Navy SEALS, Admiral Smith held positions based in San Diego, California, Tampa, Florida and Newport, Rhode Island. From 2001 to 2002, Admiral Smith was Chief Operating Officer of Cathedral of Our Lady of Angels in Los Angeles, where he supervised all business activities within the Cathedral complex. From 2003 to 2005, Admiral Smith was President of Seraphim Realty Foundation, a Los Angeles charitable organization dedicated to assisting charities with donated real estate as a means of increasing their endowments. Admiral Smith is a director of EP Global Communications, Inc., publisher of Exceptional Parent magazine and provider of other services for families of people with disabilities and special health care needs. Admiral Smith obtained a B.S. in Engineering from the U.S. Naval Academy in 1967 and an M.S. in Oceanography from the Naval Postgraduate School in 1974. Admiral Smith’s extensive senior military leadership experience, in addition to his strong team building, strategic planning, project management and budgetary responsibilities through his 31 years in the U.S. Navy SEALS qualifies him to serve on our Board.

George William “Bill” VanDeWeghe, Jr., age 51, was appointed to the Board of Directors in August, 2012. He currently serves as Managing Director of RA Capital Advisors LLC. Mr. VanDeWeghe joined RA Capital Advisors in January 2006. Mr. VanDeWeghe heads RA Capital’s defense industry team developing strategies for clients and executing all facets of M&A transactions and financings. Also, since February 2010, he has served as a senior strategic advisor and independent consultant for McKenna Long & Aldridge LP’s (MLA) San Diego office. In this capacity, Mr. VanDeWeghe advises and assists companies with corporate matters, business disputes, government contracting and political issues. He also serves as an Advisor of BrightScope, Inc., Redhorse Corporation, Project Resources Inc., and ODME Solutions, LLC. Mr. VanDeWeghe was previously a shareholder with the law firm Klinedinst PC. During the 15 years that he practiced law, he worked with a broad variety of corporations throughout southern California, advising executives and business leaders on numerous issues involving their companies. He served as an artillery officer on active duty in the Army from 1983 to 1987, followed by a position commanding a firing battery in the Virginia National Guard. Mr. VanDeWeghe earned his bachelor’s degree at Princeton University and his law degree at the Marshall-Wythe School of Law at the College of William and Mary. Mr. VanDeWeghe’s diverse experience advising companies on strategic business matters as well as his extensive business relationships within the defense industry qualify him to serve on the board.

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

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee oversees our corporate accounting and financial reporting processes. The Audit Committee has the authority to retain special legal, accounting or other advisors or consultants as it deems necessary or appropriate to carry out its duties. The Audit Committee is composed of Ms. Adams (Chair), Ms. Clague, and Admiral Smith. The Board annually reviews the NASDAQ listing standards definition of independence for audit committee members and has determined that all members of our Audit Committee are independent under applicable SEC rules and NASDAQ listing standards. Our Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including our company’s balance sheet, income statement and cash flow statement. Our Board has also determined that Ms. Adams and Ms. Clague each qualify as an “audit committee financial expert,” as defined in applicable SEC rules. In making such determinations, the Board made a qualitative assessment of Ms. Adams’ and Ms. Clague’s level of knowledge and experience based on a number of factors, including each individual’s formal education and experience.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2012, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

Code of Business Conduct and Ethics

We have adopted a “Code of Business Conduct and Ethics,” a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet site at www.lradx.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our President/Chief Executive Officer and our Chief Financial Officer/Secretary for the fiscal year ended September 30, 2012. We refer to each of such persons as a “named executive officer.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Thomas R. Brown	2012	$275,000	$—	$463,644	(1)	$14,047	$752,691
President and Chief Executive Officer	2011	$268,750	$268,750	$181,113	(2)	$11,302	$729,915
Katherine H. McDermott	2012	$175,000	$—	$41,186	(1)	$7,875	$224,061
Chief Financial Officer and Secretary	2011	$171,250	$171,250	$60,137	(2)	$9,090	$411,727

(1)	The amounts for 2012 reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2012, in accordance with ASC 718, “Compensation-Stock Compensation.” Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 4, 2012.
(2)	The amounts for 2011 reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2011, in accordance with ASC 718, “Compensation-Stock Compensation.” Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 5, 2011.

No named executive officer received any form of non-cash compensation from us in the fiscal year ended September 30, 2012, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive payout in the fiscal year ended September 30, 2012.

Employment Arrangements

We have entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table.

Mr. Thomas R. Brown—Effective August 23, 2006, we entered into a letter agreement with Mr. Brown pursuant to which he was appointed as our President and Chief Executive Officer commencing September 5, 2006. Under his employment agreement, Mr. Brown’s current annual salary is $275,000, and Mr. Brown participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. In connection with his employment, Mr. Brown is eligible for an annual bonus as recommended by the Compensation Committee and approved by the Board. The bonus for 2013 is based on the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” Mr. Brown received no bonus for fiscal year 2012. In the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. He will also be entitled to continuation of his company-provided health and dental benefits for the same period. Mr. Brown is also entitled to participate in the Change in Control Severance Benefit Plan whereby in the event of a qualifying termination, he will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination.

Ms. Katherine H. McDermott—Effective June 25, 2007, we entered into a letter agreement with Ms. McDermott pursuant to which she was appointed Controller/Chief Accounting Officer, and subsequently Chief Financial Officer. Under her employment agreement, Ms. McDermott’s current annual salary is $175,000, and Ms. McDermott participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Ms. McDermott’s bonus for 2013 is based on the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” Ms. McDermott received no bonus for fiscal year 2012. Ms. McDermott’s employment is not for a specified period or term of employment and is terminable at-will by us or by Ms. McDermott for any reason, with or without notice. Ms. McDermott is also entitled to participate in the Change in Control Severance Benefit Plan whereby in the event of a qualifying termination, she will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination.

Executive Officer and Employee Incentive Plan

On November 29, 2012, the Compensation Committee of our Board recommended, and the Board approved, an incentive bonus plan for fiscal year 2013 designed to motivate our employees to achieve our financial objectives and to reward them for their achievements when our objectives are met. All of our employees will be entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary, which are 50% of base salary for executive officers and range from 10% to 50% of base salary for other employees depending on their level of responsibility. A bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by our company of specified earnings per share goals. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options for each named executive officer outstanding as of September 30, 2012.

	Outstanding Equity Awards at Fiscal Year-End
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Name	Exercisable	Unexercisable		Total
Thomas R. Brown	100,000	—	(1)	100,000	—	$1.88	2/15/2013
	350,000	—	(2)	350,000	—	$0.48	12/8/2013
	250,000	—	(3)	250,000	—	$1.24	6/15/2015
	91,666	8,334	(4)	100,000	—	$2.63	12/6/2015
	166,667	83,333	(5)	250,000	—	$2.27	8/19/2021
	312,500	437,500	(6)	750,000	—	$1.33	5/10/2022
Katherine H. McDermott	50,000	—	(1)	50,000	—	$1.88	2/15/2013
	75,000	—	(2)	75,000	—	$0.48	12/8/2013
	100,000	—	(3)	100,000	—	$1.24	6/15/2015
	41,667	58,333	(6)	100,000	—	$1.33	5/10/2022

(1)	The option vests as to 1/3 of the shares on the date of grant of February 15, 2008 and 1/12 quarterly thereafter until fully vested.

(2)	The option vests as to 1/3 of the shares on the date of grant of December 8, 2008 and 1/12 quarterly thereafter until fully vested.
(3)	The option vests as to 1/3 of the shares on the date of grant of June 15, 2010 and 1/12 quarterly thereafter until fully vested.
(4)	The option vests as to 1/3 of the shares on the date of grant of December 6, 2010 and 1/12 quarterly thereafter until fully vested.
(5)	The option vests as to 1/3 of the shares on the date of grant of August 19, 2011 and 1/12 quarterly thereafter until fully vested.
(6)	The option vests as to 1/3 of the shares on the date of grant of May 10, 2012 and 1/12 quarterly thereafter until fully vested.

Fiscal 2012 Option Exercises

There were no options exercised by any named executive officer during the fiscal year ended September 30, 2012. We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. During the fiscal year ended September 30, 2012, we did not adjust or amend the exercise price of stock options awarded to the named executive officers. We have no defined benefit or actuarial plans covering any named executive officer.

Potential Payments Upon Termination or Change-in-Control

Under our employment agreement with Mr. Brown, in the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. Mr. Brown’s current annual salary is $275,000. As such, in the event we are required to make severance payments to him, he would be entitled to $22,917 for each two months of service, up to an aggregate of $137,500. He will also be entitled to continuation of his company-provided health and dental benefits for the same period of time.

We have a Change in Control Severance Benefit Plan under which, in the event of a qualifying termination, each of two participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

Compensation of Directors

The following table shows all the fees earned or cash paid during the fiscal year ended September 30, 2012 to our non-employee directors. No option or restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended September 30, 2012.

Director Compensation Fiscal Year 2012

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Helen C. Adams	$20,000	$17,987	—	$37,987
Laura M. Clague	$20,000	$8,446	—	$28,446
Raymond C. Smith	$20,000	$8,446	—	$28,446
George William VanDeWeghe, Jr.	$2,283	$1,084	—	$3,367

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2012, in accordance with ASC 718, “Compensation-Stock Compensation”. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 4, 2012.

During fiscal year 2012, each of our non-employee directors was paid a fee of $5,000 per quarter, payable quarterly in arrears. Partial quarters are prorated based on the board member’s start date. No additional amounts are payable for committee participation.

Compensation Committee Interlocks and Insider Participation

Ms. Adams, Admiral Smith, Mr. VanDeWeghe, and Ms. Clague (Chair) served on the Compensation Committee during fiscal 2012, and Ms. Adams, Ms. Clague, and Mr. VanDeWeghe comprise our current Compensation Committee. None of the members of our Compensation Committee during the fiscal year ended September 30, 2012 are or were formerly officers or employees of our company. No executive officer of our company (1) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (2) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (3) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our common stock as of January 21, 2013 by: (i) each director and nominee; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Common Stock	Austin W. Marxe and David M. Greenhouse	4,773,361	(2)	14.4%
	527 Madison Avenue, Suite 2600
	New York, New York 10022

Common Stock	Manatuck Hill Partners, LLC	1,951,122	(3)	6.0%
	1465 Post Road East
	Westport, Connecticut 06880

Common Stock	Elwood G. Norris	1,865,483	(4)	5.8%
	16101 Blue Crystal Trail
	Poway, California 92064

Common Stock	Iroquois Capital Management LLC	1,727,404	(5)	5.3%
	641 Lexington Avenue, 26th Floor
	New Your, New Your 10022

Common Stock	Thomas R. Brown	1,473,233	(6)	4.4%
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Helen C. Adams	48,958	(7)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Laura M. Clague	61,166	(8)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Raymond C. Smith	59,166	(7)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Katherine H. McDermott	294,133	(9)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

	All directors and executive officers as a group (5 persons)	1,936,656	(10)	5.6%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 32,399,199 shares of common stock outstanding on January 21, 2013. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)	Beneficial joint ownership by Mr. Marxe and Mr. Greenhouse is based on information provided by the stockholder in a Schedule 13G filed with the SEC on February 13, 2012 and consists of 3,985,271 shares of common stock and 788,090 warrants held by the following entities: 1,832,257 shares and 372,466 warrants owned by Special Situations Fund III QP, L.P., 612,989 shares and 102,564 warrants owned by Special Situations Private Equity Fund, L.P., 213,423 shares and 43,385 warrants owned by Special Situations Technology Fund, L.P., and 1,326,602 shares and 269,675 warrants owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited Partnership, or MGP, is the general partner of the Special Situations Fund III QP, L.P. and AWM Investment Company, Inc., or AWM, is the general partner of MGP. SST Advisers, L.L.C., or SSTA, is the general partner of the Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. MG Advisers, L.L.C., or MG, is the general partner of the Special Situations Private Equity Fund, L.P. AWM is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG, and are principally responsible for the selection, acquisition, voting and disposition of the portfolio securities by each investment adviser on behalf of its fund. Both Messrs. Marxe and Greenhouse share voting and dispositive power with respect to shares held by these stockholders.
(3)	Beneficial ownership by Manatuck Hill Partners, LLC is based on information provided by the stockholder in a Schedule 13G filed with the SEC on April 5, 2011 and consists of 1,951,122 shares of common stock. Manatuck Hill Partners, LLC has sole voting and dispositive power with respect to the shares.
(4)	Beneficial ownership is based on information provided by the stockholder as of December 31, 2012 and includes 1,735,483 shares held by a family trust for which Mr. Norris serves as trustee and 130,000 shares held by an investment company controlled by Mr. Norris.
(5)	Beneficial ownership by Iroquois Capital Management LLC, Mr. Joshua Silverman and Mr. Richard Abbe is based on information provided by the stockholders in a Schedule 13D filed with the SEC on January 17, 2013. Iroquois Capital Management L.L.C (“Iroquois Capital”) is the investment manager of Iroquois Master Fund, Ltd. (“IMF”). Consequently, Iroquois Capital has voting control and investment discretion over securities held by IMF. As managing members of Iroquois Capital, Mr. Silverman and Mr. Abbe make voting and investment decisions on behalf of Iroquois Capital in its capacity as investment manager to IMF. As a result of the foregoing, Mr. Silverman and Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by IMF. In the Schedule 13D filing, each of Iroquois Capital and Mr. Silverman reported shared voting and dispositive power over 1,727,404 shares (including 1,338,638 shares and warrants to purchase 388,766 shares), Mr. Silverman reported sole voting and dispositive power over 21,147 shares (including 16,644 shares and warrants to purchase 4.503 shares) and Mr. Abbe reported shared voting and dispositive power over 1,745,418 shares (including 139,257 shares and warrants to purchase 397,773 shares) and sole voting and dispositive power over 184,293 shares (including 1,338,638 shares and warrants to purchase 45,036 shares). Messrs. Silverman and Abbe also disclaimed beneficial ownership over 1,540,926 shares (including 1,216,653 shares and warrants to purchase 324,273 shares) in the Schedule 13D.
(6)	Includes 1,445,833 shares issuable upon exercise of outstanding stock options within 60 days of January 21, 2013.
(7)	Consists of shares issuable upon exercise of outstanding stock options within 60 days of January 21, 2013.
(8)	Includes 2,000 shares held by spouse and 59,166 shares issuable upon exercise of outstanding stock options within 60 days of January 21, 2013
(9)	Includes 283,333 shares issuable upon exercise of outstanding stock options within 60 days of January 21, 2013.
(10)	Includes 1,896,456 shares issuable upon exercise of outstanding stock options within 60 days of January 21, 2013.

Equity Compensation Plan Information

At September 30, 2012, we had one equity incentive plan under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2005 Equity Incentive Plan. This plan has been approved by our stockholders. In addition, from time to time we issue to employees, directors and service providers special stock options, inducement grants and warrants to purchase common shares, and these grants have not been approved by stockholders. The following table sets forth information as of September 30, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,463,339	$1.31	969,977
Equity compensation plans not approved by security holders	—	—	—
Total	3,463,339	$1.31	969,977

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

During the fiscal year ended September 30, 2012 there were no (and there are no currently proposed) transactions in which the amount involved exceeded the lesser of $120,000 or 1% of the average of total assets at year end for the last two completed fiscal years to which we were (or are to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

Director Independence

As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors.

After review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board has affirmatively determined that Ms. Adams, Ms. Clague, Admiral Smith, and Mr. VanDeWeghe are independent directors within the meaning of the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for professional services rendered for the fiscal years ended September 30, 2011 and 2012:

	Fiscal 2011	Fiscal 2012
Audit Fees(1)	$161,781	$117,057
Audit Related Fees(2)	7,069	—
Tax Fees(3)	12,932	3,763
All Other Fees(4)	—	—

Total	$181,782	$120,820

(1)

Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, the audit of our internal control over financial reporting for fiscal 2011 and 2012, reviews of the financial statements included in each of our quarterly reports on Form 10-Q during those years and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for fiscal 2011 or 2012.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Squar, Milner, Peterson, Miranda & Williamson, LLP in providing services to us for the fiscal year ended September 30, 2012 and has concluded that such services are compatible with such firm’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22 day of January 2013.

LRAD CORPORATION

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President and Chief Executive Officer