Form 10-Q
period 2012-12-31
LRAD Corp
filed 2013-02-06
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number: 000-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16990 Goldentop Rd. Ste. A, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 31, 2013 was 32,399,199.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	September 30,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$16,139,078	$13,859,505
Accounts receivable, less allowance of $4,172 and $4,372 for doubtful accounts	2,268,710	5,517,894
Inventories, net	4,192,342	3,112,489
Prepaid expenses and other	356,921	441,823

Total current assets	22,957,051	22,931,711
Property and equipment, net	264,602	212,863
Intangible assets, net	148,502	158,457
Prepaid expenses and other—noncurrent	1,055,141	1,102,016

Total assets	$24,425,296	$24,405,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791,406	$995,719
Accrued liabilities	722,429	623,742

Total current liabilities	1,513,835	1,619,461
Other liabilities—noncurrent	364,862	363,817

Total liabilities	1,878,697	1,983,278

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,399,199 and 32,374,499 shares issued and outstanding, respectively	324	324
Additional paid-in capital	86,583,217	86,358,011
Accumulated deficit	(64,036,942)	(63,936,566)

Total stockholders’ equity	22,546,599	22,421,769

Total liabilities and stockholders’ equity	$24,425,296	$24,405,047

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2012	2011
Revenues:
Product sales	$2,762,345	$3,545,053
Contract and other	217,762	66,582

Total revenues	2,980,107	3,611,635
Cost of revenues	1,494,284	1,863,041

Gross profit	1,485,823	1,748,594

Operating expenses:
Selling, general and administrative	1,172,475	1,056,559
Research and development	421,921	381,318

Total operating expenses	1,594,396	1,437,877

(Loss) income from operations	(108,573)	310,717
Other income	8,197	12,944

(Loss) income from operations before income taxes	(100,376)	323,661
Income tax expense	—	9,715

Net (loss) income	$(100,376)	$313,946

Net income per common share—basic and diluted	$0.00	$0.01
Weighted average common shares outstanding:
Basic	32,399,199	32,374,499

Diluted	32,399,199	33,061,520

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2012	2011
Operating Activities:
Net (loss) income	$(100,376)	$313,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,716	22,776
Provision for doubtful accounts	(200)	—
Warranty provision	(9,445)	64,310
Inventory obsolescence	(29,701)	162,602
Share-based compensation	205,978	139,286
Loss on sale or impairment of patents	5,138	10,616
Changes in operating assets and liabilities:
Accounts receivable	3,249,384	2,358,304
Inventories	(1,050,152)	(366,924)
Prepaid expenses and other	84,902	107,450
Prepaid expenses—noncurrent	46,875	15,515
Accounts payable	(204,313)	(443,881)
Warranty settlements	(4,275)	(13,095)
Accrued and other liabilities	113,452	(2,392,446)

Net cash provided by (used in) operating activities	2,337,983	(21,541)
Investing Activities:
Purchase of equipment	(76,655)	(3,617)
Patent costs paid	(983)	(227)

Net cash used in investing activities	(77,638)	(3,844)
Financing Activities:
Proceeds from exercise of stock options	19,228	—

Net cash provided by financing activities	19,228	—

Net increase (decrease) in cash and cash equivalents	2,279,573	(25,385)
Cash and cash equivalents, beginning of period	13,859,505	13,870,762

Cash and cash equivalents, end of period	$16,139,078	$13,845,377

Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid for taxes	$(40,324)	$50,000

See accompanying notes

LRAD Corporation

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North America, Europe, the Middle East and Asia.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and applicable sections of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, in the opinion of management, the interim financial statements reflect all adjustments necessary, and disclosures included therein are adequate, in order to make the financial statements not misleading. The condensed consolidated balance sheet as of September 30, 2012 was derived from the Company’s most recent audited financial statements. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year. The interim condensed financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on December 4, 2012.

Principles of Consolidation

The Company has a currently inactive wholly owned subsidiary, American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. The condensed consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Fair Value Measurements

At December 31, 2012, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their relatively short maturities.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation

3. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2012	2012
Finished goods	$806,750	$818,082
Work in process	163,152	61,859
Raw materials	3,653,944	2,693,753

	4,623,846	3,573,694
Reserve for obsolescence	(431,504)	(461,205)

	$4,192,342	$3,112,489

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2012	2012
Machinery and equipment	$599,687	$525,020
Office furniture and equipment	718,613	716,625
Leasehold improvements	55,298	55,298

	1,373,598	1,296,943
Accumulated depreciation	(1,108,996)	(1,084,080)

	$264,602	$212,863

	Three months ended
	December 31,
	2012	2011
Depreciation expense	$24,916	$15,124

5. INTANGIBLE ASSETS

Patents consisted of the following:

	December 31,	September 30,
	2012	2012
Cost	$348,832	$358,925
Accumulated amortization	(200,330)	(200,468)

	$148,502	$158,457

	December 31,	December 31,
	2012	2011
Amortization expense	$5,800	$7,652
Loss on sale or impairment of patents	—	10,616

Each quarter, the Company reviews the ongoing value of its capitalized patent costs and reduces the value if any of its patents are no longer consistent with its business strategy, as noted in the above table.

6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2012	2012
Payroll and related	$247,890	$272,212
Accrued contract costs	295,549	197,032
Warranty reserve	175,747	154,069
Deferred revenue	419	419
Customer deposits	2,824	10

Total	$722,429	$623,742

Other liabilities—noncurrent consisted of the following:

Deferred revenue—noncurrent	$270,140	$270,140
Extended warranty	14,846	50,244
Deferred rent	79,876	43,433

Total	$364,862	$363,817

Deferred Revenue

Deferred revenue at December 31, 2012 and September 30, 2012 included $270,559, collected from a license agreement in advance of recognized revenue.

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended
	December 31,
	2012	2011
Beginning balance	$204,313	$272,261
Warranty provision	(9,445)	64,310
Warranty settlements	(4,275)	(13,095)

Ending balance	$190,593	$323,476

Short-term warranty reserve	$175,747	$289,200
Long-term warranty reserve	14,846	34,276

	$190,593	$323,476

7. INCOME TAXES

At December 31, 2012, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the three months ended December 31, 2012 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset any state taxes during the 2013 fiscal year.

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance was provided for all funds in non-interest bearing transaction accounts through December 31, 2012. In addition, certain of the Company’s interest bearing collateral money market and savings accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2012 was approximately $13,400,000. The Company has not experienced any losses in such accounts.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd., a shareholder of the Company, against the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer. The action is a purported derivative action which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012 and the motion is in the process of being fully briefed to the Court. The Company and the individual defendants seek dismissal of the complaint on the grounds that Plaintiff has failed to comply with Delaware law in filing the complaint and because the Complaint fails to state a claim under law.

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2013 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2012. During the three months ended December 31, 2012 and 2011, the Company did not record any bonus expense in connection with the respective 2013 or 2012 plans.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2012, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At December 31, 2012, there were options outstanding covering 3,353,339 shares of common stock under the 2005 Equity Plan and an additional 1,055,277 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2012:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2012	3,463,339	$1.31
Granted	500	$1.00
Forfeited/expired	(85,800)	$1.34
Exercised	(24,700)	$0.78

Outstanding December 31, 2012	3,353,339	$1.31

Exercisable December 31, 2012	2,604,055	$1.27

Options outstanding are exercisable at prices ranging from $0.46 to $3.13 and expire over the period from 2013 to 2022 with an average life of 4.90 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012 was $453,844 and $453,717, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2012	2011
Cost of revenue	$3,899	$6,881
Selling, general and administrative	189,831	118,399
Research and development	12,248	14,006

Total	$205,978	$139,286

The employee stock option granted in the three months ended December 31, 2012 had a weighted-average estimated fair value of $.70 per share, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	December 31,
	2012	2011
Volatility	81.0%	na
Risk-free interest rate	0.9%	na
Forfeiture rate	10.0%	na
Dividend yield	0.0%	na
Expected life in years	6.4	na
Weighted average fair value of options granted during the period	$0.70	na

There were no stock options granted during the three months ended December 31, 2011. The Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has an NOL carryforward as of December 31, 2012, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2012 and 2011. As of December 31, 2012, there was approximately $900,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.5 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2012:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769
Issuance of common stock upon exercise of stock options	24,700	$—	$19,228	$—	$19,228
Share-based compensation expense	—	—	205,978	—	205,978
Net loss	—	—	—	(100,376)	(100,376)

Balances, December 31, 2012	32,399,199	$324	$86,583,217	$(64,036,942)	$22,546,599

Stock Purchase Warrants

At December 31, 2012, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

11. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2012	2011
Basic
(Loss) income available to common stockholders	$(100,376)	$313,946

Weighted average common shares outstanding	32,399,199	32,374,499

Basic income per common share	$0.00	$0.01

Diluted
(Loss) income available to common stockholders	$(100,376)	$313,946

Weighted average common shares outstanding	32,399,199	32,374,499
Assumed exercise of dilutive options and warrants	0	687,021

Weighted average dilutive shares outstanding	32,399,199	33,061,520

Diluted income per common share	$0.00	$0.01

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,617,857	2,647,700
Warrantss	1,627,945	1,627,945

Total	4,245,802	4,275,645

12. MAJOR CUSTOMERS

For the three months ended December 31, 2012, revenues from two customers accounted for 28% and 13% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2012, accounts receivable from three customers accounted for 26%, 25% and 14% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2011, revenues from three customers accounted for 27%, 24% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2011, accounts receivable from two customers accounted for 56% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2012.

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

Overview

LRAD Corporation develops and delivers highly intelligible, directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Through increased focus and investment in worldwide sales and marketing activities our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”).

In the quarter ended December 31, 2012, we had revenues of $2,980,107 compared to $3,611,635 in the quarter ended December 31, 2011. U.S. Defense spending continued to be slow, and is expected to remain slow through at least March 2013, when spending cuts or sequestration are expected to be addressed. We continue to pursue international opportunities, as well as new markets as a result of our new LRAD 360X and LRAD 2000X products. Gross margin for the quarter was 50% of net revenues, compared to 48% of net revenues for the quarter ended December 31, 2011. On a quarter over quarter basis, our revenues are expected to remain uneven.

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

Overall Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line seeking to service new markets for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2013 due to extreme international economic and geopolitical conditions. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to ongoing budget delays and expected spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately result in product sales.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2012. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and 2011

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2012		December 31, 2011
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$2,762,345	92.7%	$3,545,053	98.2%	$(782,708)	(22.1%)
Contract and other	217,762	7.3%	66,582	1.8%	151,180	227.1%

	2,980,107	100.0%	3,611,635	100.0%	(631,528)	(17.5%)
Cost of revenues	1,494,284	50.1%	1,863,041	51.6%	(368,757)	(19.8%)

Gross profit	1,485,823	49.9%	1,748,594	48.4%	(262,771)	(15.0%)
Operating Expenses:
Selling, general and administrative	1,172,475	39.3%	1,056,559	29.3%	115,916	11.0%
Research and development	421,921	14.2%	381,318	10.5%	40,603	10.6%

	1,594,396	53.5%	1,437,877	39.8%	156,519	10.9%

(Loss) income from operations	(108,573)	(3.6%)	310,717	8.6%	(419,290)	(134.9%)
Other Income	8,197	0.2%	12,944	0.4%	(4,747)	(36.7%)

(Loss) income from operations before income taxes	(100,376)	(3.4%)	323,661	9.0%	(424,037)	(131.0%)
Income tax expense	—	0.0%	9,715	0.3%	9,715	(100.0%)

Net (loss) income	$(100,376)	(3.4%)	$313,946	8.7%	$(414,322)	(132.0%)

The decrease in revenues was primarily due to a decrease in U.S. Military orders. Uncertainty on defense spending is expected to continue through at least March 2013 when spending cuts or sequestration are expected to be addressed. Contract and other revenue for the three months ended December 31, 2012 includes $197,031 for an annual maintenance agreement for units sold to a foreign military in fiscal 2011, that was not in place in the prior year. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At December 31, 2012, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit in the quarter was primarily due to lower revenues and higher contracted annual maintenance costs compared to the costs for the first year warranty period related to a large foreign military sale in March 2011, offset by higher product margins as a percentage of sales due to favorable product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $71,432 increase in non-cash share-based compensation expense as a result of new option grants and a $49,020 increase in legal fees related to the recent lawsuit, offset by $4,536 of spending reductions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2012 and 2011 of $189,831 and $118,399, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales. In addition, we expect legal expenses to increase at least through the second fiscal quarter due to the recent lawsuit and proxy matters. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses reflected a $19,961 increase in product development costs and $21,422 due to increased travel costs for projects with current or prospective customers, offset by $780 of spending reductions.

Included in research and development expenses for the three months ended December 31, 2012 and 2011 was $12,248 and $14,006 of non-cash share-based compensation costs, respectively.

Each quarter, we review the ongoing value of our capitalized patent costs and in the third fiscal quarter we identified some of these assets as being associated with patents that are no longer consistent with our business strategy. As a result of this review, we sold a previously capitalized patent for its book value of $5,138 during the quarter ended December 31, 2012, compared to an impairment expense of $10,616 in the three months ended December 31, 2011.

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

(Loss) Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues and gross margin, and an increase in operating expenses.

Other Income

During the three months ended December 31, 2012 we earned $4,747 less in interest income from our cash and cash equivalents balances compared to the three months ended December 31, 2011 as a result of a reduction in the interest rate in our interest bearing account.

Net (Loss) Income

The decrease in net income was primarily the result of lower revenues and gross margin in the quarter, and an increase in operating expenses. We did not recognize any income tax expense during the three months ended December 31, 2012, compared to $9,715 in the quarter ended December 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2012 was $16,139,078, compared to $13,859,505 at September 30, 2012. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2012, partially offset by an increase in inventory during the quarter based on the forecasted requirements. Other than cash and cash equivalents and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

At December 31, 2012 and 2011, our working capital was $21,443,216 and $21,312,250, respectively. The increase was primarily a result of a decrease in accounts receivable, partially offset by an increase in inventory.

Principal factors that could affect our liquidity include:

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $2,337,983 for the three months ended December 31, 2012, compared to $21,541 of cash used in operating activities for the three month ended December 31, 2011. Net cash provided by operating activities for the three months ended December 31, 2012 included a net loss of $100,376, increased by expenses not requiring the use of cash of $202,486, $3,249,384 from reduced accounts receivable, $113,452 from increased accrued and other liabilities and $131,777 from reduced prepaid expenses and other and prepaid expenses and other—noncurrent. Our net cash used in operating activities for the three months ended December 31, 2012 included $1,050,152 for increased inventories, $204,313 for reduced accounts payable and $4,275 for warranty settlements. Net cash used in operating activities during the three months ended December 31, 2011 included $313,946 of net income, decreased by expenses not requiring the use of cash of $399,590, $2,392,446 from accrued liabilities, which was primarily for payout of the fiscal year 2011 bonus payment, $443,881for decreased accounts payable and $366,924 for increased inventories. Our net cash provided by operating activities for the three months ended December 31, 2011 included $2,358,304 from reduced accounts receivable and $122,965 from reduced prepaid expenses and other and prepaid expenses and other—noncurrent.

At December 31, 2012, we had net accounts receivable of $2,268,710, compared to $5,517,894 in accounts receivable at September 30, 2012. The level of trade accounts receivable for the quarter ended December 31, 2012 represented approximately 70 days of revenue, compared to 90 days of revenue for the quarter ended September 30, 2012. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $77,638 for the three months ended December 31, 2012 and $3,844 for the three months ended December 31, 2011. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2013.

Financing Activities

In the three months ended December 31, 2012, we received $19,228 from the exercise of stock options. We did not receive any proceeds from financing activities in the three months ended December 31, 2011.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the three months ended December 31, 2012.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd., a shareholder of the Company, against the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer. The action is a purported derivative action which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012 and the motion is in the process of being fully briefed to the Court. The Company and the individual defendants seek dismissal of the complaint on the grounds that Plaintiff has failed to comply with Delaware law in filing the complaint. The individual defendants seek dismissal on the additional grounds that the Complaint fails to state a legal claim against them.

The Company has received a notice from Iroquois Master Fund Ltd. announcing its intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders. The Company’s newly formed Nominating and Corporate Governance Committee will review and consider the nominations, as well as qualified individuals who may be submitted by other stockholders to serve on the Company’s Board of Directors.

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