Form 10-Q
period 2013-03-31
LRAD Corp
filed 2013-05-08
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 2, 2013 was 32,399,199.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,783,685	$13,859,505
Accounts receivable, less allowance of $3,972 and $4,372 for doubtful accounts	2,352,963	5,517,894
Inventories, net	4,865,688	3,112,489
Prepaid expenses and other	399,255	441,823

Total current assets	23,401,591	22,931,711

Property and equipment, net	239,890	212,863
Intangible assets, net	144,426	158,457
Prepaid expenses and other - noncurrent	1,008,266	1,102,016

Total assets	$24,794,173	$24,405,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,238,853	$995,719
Accrued liabilities	880,077	623,742

Total current liabilities	2,118,930	1,619,461
Other liabilities - noncurrent	403,697	363,817

Total liabilities	2,522,627	1,983,278

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,399,199 and 32,374,499 shares issued and outstanding, respectively	324	324
Additional paid-in capital	86,767,542	86,358,011
Accumulated deficit	(64,496,320)	(63,936,566)

Total stockholders’ equity	22,271,546	22,421,769

Total liabilities and stockholders’ equity	$24,794,173	$24,405,047

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenues:
Product sales	$2,887,467	$2,340,731	$5,649,812	$5,885,784
Contract and other	302,343	59,710	520,105	126,292

Total revenues	3,189,810	2,400,441	6,169,917	6,012,076
Cost of revenues	1,827,741	1,083,438	3,322,025	2,946,479

Gross profit	1,362,069	1,317,003	2,847,892	3,065,597

Operating expenses:
Selling, general and administrative	1,370,259	1,193,294	2,542,734	2,249,853
Research and development	456,747	429,390	878,668	810,708

Total operating expenses	1,827,006	1,622,684	3,421,402	3,060,561

(Loss) income from operations	(464,937)	(305,681)	(573,510)	5,036

Other income	7,159	6,778	15,356	19,722

(Loss) income from operations before income taxes	(457,778)	(298,903)	(558,154)	24,758
Income tax expense (benefit)	1,600	(7,015)	1,600	2,700

Net (loss) income	$(459,378)	(291,888)	$(559,754)	22,058

Net (loss) income per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$—
Weighted average common shares outstanding:
Basic	32,399,199	32,374,499	32,397,168	32,374,499

Diluted	32,399,199	32,374,499	32,397,168	33,006,994

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2013	2012
Operating Activities:
Net (loss) income	$(559,754)	$22,058

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,524	45,011
Provision for doubtful accounts	(400)	—
Warranty provision	6,468	(40,007)
Inventory obsolescence	(213,520)	(98,686)
Share-based compensation	390,303	277,470
Loss on sale or impairment of patents	5,138	11,197
Changes in operating assets and liabilities:
Accounts receivable	3,165,331	2,964,885
Inventories	(1,539,679)	(352,247)
Prepaid expenses and other	42,568	72,530
Prepaid expenses - noncurrent	93,750	22,984
Accounts payable	243,134	(602,704)
Warranty settlements	(5,776)	(15,014)
Accrued and other liabilities	295,523	(2,270,293)

Net cash provided by operating activities	1,990,610	37,184

Investing Activities:
Purchase of equipment	(82,925)	(22,342)
Patent costs paid	(2,733)	(832)

Net cash used in investing activities	(85,658)	(23,174)

Financing Activities:
Proceeds from exercise of stock options	19,228	—

Net cash provided by financing activities	19,228	—

Net increase in cash and cash equivalents	1,924,180	14,010
Cash and cash equivalents, beginning of period	13,859,505	13,870,762

Cash and cash equivalents, end of period	$15,783,685	$13,884,772

Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid for taxes	$(38,724)	$60,015

See accompanying notes

LRAD Corporation

Notes to Interim Condensed Consolidated Financial Statements (unaudited)

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North and South America, Europe, the Middle East and Asia.

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

Fair Value Measurements

At March 31, 2013, there was no difference between the carrying value and fair market value of the Company’s cash equivalents. For certain financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their relatively short maturities.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2013	2012
Raw materials	$3,908,991	$2,693,753
Finished goods	759,134	818,082
Work in process	445,248	61,859

	5,113,373	3,573,694
Reserve for obsolescence	(247,685)	(461,205)

	$4,865,688	$3,112,489

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	September 30, 2012
Machinery and equipment	$601,187	$525,020
Office furniture and equipment	720,465	716,625
Leasehold improvements	55,298	55,298

	1,376,950	1,296,943
Accumulated depreciation	(1,137,060)	(1,084,080)

	$239,890	$212,863

	Six months ended March 31,
	2013	2012
Depreciation expense	$55,898	$29,999

5. INTANGIBLE ASSETS

Patents consisted of the following:

	March 31, 2013	September 30, 2012

Cost	$350,582	$358,925
Accumulated amortization	(206,156)	(200,468)

	$144,426	$158,457

	Six months ended March 31,
	2013	2012
Amortization expense	$11,626	$15,012
Loss on sale or impairment of patents	—	11,197

Each quarter, the Company reviews the ongoing value of its capitalized patent costs and reduces the value if any of its patents are no longer consistent with its business strategy, as noted in the above table.

6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2013	2012
Accrued contract costs	$394,066	$197,032
Payroll and related	292,707	272,212
Warranty reserve	173,788	154,069
Customer deposits	17,298	10
Deferred revenue	2,218	419

Total	$880,077	$623,742

Other liabilities - noncurrent consisted of the following:

Deferred revenue - noncurrent	$270,141	$270,140
Deferred rent	102,339	43,433
Extended warranty	31,217	50,244

Total	$403,697	$363,817

Deferred Revenue

Deferred revenue at March 31, 2013 and September 30, 2012 included $270,559, collected from a license agreement in advance of recognized revenue.

Warranty Reserve

Changes in the warranty reserve during the three and six months ended March 31, 2013 and 2012 were as follows:

	Three month ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Beginning balance	$190,593	$323,476	$204,313	$272,261
Warranty provision	15,913	(104,317)	6,468	(40,007)
Warranty settlements	(1,501)	(1,919)	(5,776)	(15,014)

Ending balance	$205,005	$217,240	$205,005	$217,240

Short-term warranty reserve	$173,788	$163,694	$173,788	$163,694
Long-term warranty reserve	31,217	53,546	31,217	53,546

	$205,005	$217,240	$205,005	$217,240

7. INCOME TAXES

At March 31, 2013, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the six months ended March 31, 2013 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset any state taxes during the 2013 fiscal year.

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

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance was provided for all funds in non-interest bearing transaction accounts through December 31, 2012. Beginning on January 1, 2013, the FDIC covers all deposit accounts up to $250,000 per depositor for each insured bank. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2013 was approximately $15,600,000. The Company has not experienced any losses in such accounts.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd. (“Iroquois”), a shareholder of the Company, against the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer. The action is a purported derivative action which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012. The Company and the individual defendants seek dismissal of the complaint on the grounds that the plaintiff has failed to comply with Delaware law in filing the complaint. The individual defendants seek dismissal on the additional grounds that the Complaint fails to state a legal claim against them. A hearing on the defendants’ motion to dismiss the amended derivative complaint was held March 4, 2013. A ruling from the Court has not yet been received.

The Company received a notice and a Schedule 13D was filed by Iroquois with the SEC on January 17, 2013 announcing Iroquois’ intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders. The Company’s Nominating and Corporate Governance Committee will review and consider the nominations as well as qualified individuals who were submitted by other stockholders to serve on the Company’s Board of Directors.

At this time, the Company believes that a loss related to this matter is not probable and it has not recorded an accrual in its financial statements for the period ended March 31, 2013. The Company estimates that it is reasonably possible that it could incur a loss of between $0 and $600,000 after anticipated recoveries from the insurance company and potential adjustments to Iroquois’ claims.

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2013 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2012. During the six months ended March 31, 2013 and 2012, the Company did not record any bonus expense in connection with the respective 2013 or 2012 plans.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2013, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At March 31, 2013, there were options outstanding covering 3,020,139 shares of common stock under the 2005 Equity Plan and an additional 1,388,477 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2012	3,463,339	$1.31
Granted	500	$1.00
Forfeited/expired	(419,000)	$1.77
Exercised	(24,700)	$0.78

Outstanding March 31, 2013	3,020,139	$1.31

Exercisable March 31, 2013	2,604,055	$1.27

Options outstanding are exercisable at prices ranging from $0.46 to $3.13 and expire over the period from 2013 to 2022 with an average life of 5.2 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2013 was $409,750 and $409,730, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Cost of revenue	$1,306	$6,244	$5,205	$13,125
Selling, general and administrative	171,044	117,803	360,875	236,202
Research and development	11,975	14,137	24,223	28,143

Total	$184,325	$138,184	$390,303	$277,470

The employee stock options granted in the six months ended March 31, 2013 and 2012 had a weighted-average estimated fair value of $.70 per share and $1.07 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2013	2012
Volatility	81.0%	82.0%
Risk-free interest rate	0.9%	1.10%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	6.4	6.4

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

Since the Company has an NOL carryforward as of March 31, 2013, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2013 and 2012. As of March 31, 2013, there was approximately $700,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.3 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2013:

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769
Issuance of common stock upon exercise of stock options	24,700	—	19,228	—	19,228
Share-based compensation expense	—	—	390,303	—	390,303
Net loss	—	—	—	(559,754)	(559,754)

Balances, March 31, 2013	32,399,199	$324	$86,767,542	$(64,496,320)	$22,271,546

Stock Purchase Warrants

At March 31, 2013, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

11. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Basic
(Loss) income available to common stockholders	$(459,378)	$(291,888)	$(559,754)	$22,058

Weighted average common shares outstanding	32,399,199	32,374,499	32,397,168	32,374,499

Basic (loss) income per common share	$(0.01)	$(0.01)	$(0.02)	$0.00

Diluted
(Loss) income available to common stockholders	$(459,378)	$(291,888)	$(559,754)	$22,058

Weighted average common shares outstanding	32,399,199	32,374,499	32,397,168	32,374,499
Assumed exercise of dilutive options and warrants	0	0	0	632,495

Weighted average dilutive shares outstanding	32,399,199	32,374,499	32,397,168	33,006,994

Diluted (loss) income per common share	$(0.01)	$(0.01)	$(0.02)	$0.00

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,284,657	2,004,075	2,284,657	1,994,075
Warrants	1,627,945	1,627,945	1,627,945	1,627,945

Total	3,912,602	3,632,020	3,912,602	3,622,020

12. MAJOR CUSTOMERS

For the three months ended March 31, 2013, revenues from three customers accounted for 20%, 15% and 14% of revenues, respectively, and for the six months ended March 31, 2013, revenues from two customers accounted for 24% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2013, accounts receivable from four customers accounted for 34%, 14%, 12% and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

LRAD Corporation develops and delivers highly intelligible, directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Through increased focus and investment in worldwide sales and marketing activities our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”).

In the quarter ended March 31, 2013, revenues were $3,189,810 compared to $2,400,441 in the quarter ended March 31, 2012. U.S. Defense spending continued to be delayed through the quarter as a result of sequestration and the delayed passage of the FY13 continuing resolution. We expect some funding for domestic government and military purchases to begin in the fiscal quarter ending June 30, 2013. We continue to pursue international opportunities, as well as new markets as a result of our new LRAD 360X and LRAD 2000X products. Gross margin for the quarter was 43% of net revenues, compared to 55% of net revenues for the quarter ended March 31, 2012. On a quarter over quarter basis, our revenues are expected to remain uneven.

Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings in excess of 3,500 meters. The LRAD-X product line features clear voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Through the use of powerful voice commands and deterrent tones, large safety zones can be created while determining the intent and influencing the behavior of potential security threats. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest acoustic hailing system and broadcasts highly intelligible voice communication that can be clearly heard and understood over distances in excess of 3,500 meters.

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

•

LRAD-RX—selected by the U.S. Navy in a competitive bid as its AHD for Block 2 of the Shipboard Protection System—is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012—is designed with 360-degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

Overall Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line seeking to service new markets for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges through the balance of fiscal 2013 due to extreme international economic and geopolitical conditions in certain countries. A weak recovery of financial markets and continued lack of confidence in major economies could impact the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to delays in the passage of the FY14 Federal Budget and details of the Overseas Contingency Operations (OCO) budget. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately result in product sales.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$2,887,467	90.5%	$2,340,731	97.5%	$546,736	23.4%
Contract and other	302,343	9.5%	59,710	2.5%	242,633	406.4%

	3,189,810	100.0%	2,400,441	100.0%	789,369	32.9%

Cost of revenues	1,827,741	57.3%	1,083,438	45.1%	744,303	68.7%

Gross profit	1,362,069	42.7%	1,317,003	54.9%	45,066	3.4%

Operating Expenses:
Selling, general and administrative	1,370,259	43.0%	1,193,294	49.7%	176,965	14.8%
Research and development	456,747	14.3%	429,390	17.9%	27,357	6.4%

	1,827,006	57.3%	1,622,684	67.6%	204,322	12.6%

Loss from operations	(464,937)	(14.6%)	(305,681)	(12.7%)	(159,256)	(52.1%)

Other Income	7,159	0.2%	6,778	0.2%	381	5.6%

Loss from operations before income taxes	(457,778)	(14.4%)	(298,903)	(12.5%)	(158,875)	(53.2%)
Income tax expense (benefit)	1,600	0.0%	(7,015)	(0.3%)	8,615	122.8%

Net loss	$(459,378)	(14.4%)	$(291,888)	(12.2%)	$(167,490)	(57.4%)

The increase in revenues was primarily due to the timing of the receipt and delivery of orders in the quarter ended March 31, 2013 compared to the prior year. Uncertainty on defense spending continued through the current quarter as a result of sequestration and the delayed passage of the FY13 continuing resolution. Contract and other revenue for the three months ended March 31, 2013 includes $197,031 for an annual maintenance agreement for units sold to a foreign military in fiscal 2011 that was not in place in the prior year. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At December 31, 2012, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue, partially offset by unfavorable product mix, and higher contracted annual maintenance costs compared to the costs for the first year warranty period related to a large foreign military sale in March 2011. In addition, the gross profit in the quarter ended March 31, 2012, included a reduction in the warranty reserve upon completion of the one year warranty period for the large foreign military order, which wasn’t repeated in the current year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $323,845 increase in legal and other professional fees related to the current lawsuit and responding to the threatened proxy contest and a $53,241 increase in non-cash share-based compensation, partially offset by $94,036 decrease in commission expense to our contracted sales representatives, $32,760 decrease in travel expense, $26,424 decrease in fees due to our Annual Stockholder Meeting not being held during the quarter and $46,901 of other spending reductions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2013 and 2012 of $171,044 and $117,803, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales. In addition, we expect some additional legal expenses to continue in the third fiscal quarter due to the recent lawsuit and proxy matters. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses reflected a $26,458 increase in product development costs and $899 of other spending increases.

Included in research and development expenses for the three months ended March 31, 2013 and 2012 was $11,975 and $14,137 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2013 and 2012 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Loss from Operations

The increase in the loss from operations was primarily attributable to the increase in operating expenses, partially offset by an increase in revenues and gross margin.

Net Loss

The increase in net loss was primarily due to an increase in operating expenses. We recognized $1,600 for income tax expense compared to a benefit of $7,015 in the quarter ended March 31, 2012.

Comparison of Results of Operations for the Six Months Ended March 31, 2013 and 2012

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2013		March 31, 2012
		% of Net		% of Net	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$5,649,812	91.6%	$5,885,784	97.9%	$(235,972)	(4.0%)
Contract and other	520,105	8.4%	126,292	2.1%	393,813	311.8%

Total revenues	6,169,917	100.0%	6,012,076	100.0%	157,841	2.6%

Cost of revenues	3,322,025	53.8%	2,946,479	49.0%	375,546	12.7%

Gross profit	2,847,892	46.2%	3,065,597	51.0%	(217,705)	(7.1%)

Operating expenses:
Selling, general and administrative	2,542,734	41.2%	2,249,853	37.4%	292,881	13.0%
Research and development	878,668	14.3%	810,708	13.5%	67,960	8.4%

Total operating expenses	3,421,402	55.5%	3,060,561	50.9%	360,841	11.8%

(Loss) income from operations	(573,510)	(9.3%)	5,036	0.1%	(578,546)	(11488.2%)

Other Income	15,356	0.2%	19,722	0.3%	(4,366)	(22.1%)

(Loss) income from continuing operations before income taxes	(558,154)	(9.1%)	24,758	0.4%	(582,912)	(2354.4%)
Income tax expense	1,600	0.0%	2,700	0.0%	(1,100)	(40.7%)

Net (loss) income	$(559,754)	(9.1%)	$22,058	0.4%	$(581,812)	(2637.6%)

Revenues increased by 2.6% compared to the same period in the prior year. Uncertainty on defense spending continued through the current quarter as a result of sequestration and the delayed passage of the FY13 continuing resolution. Contract and other revenue for the six months ended March 31, 2013 includes $394,062 for an annual maintenance agreement for units sold to a foreign military in fiscal 2011 that was not in place in the prior year. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At March 31, 2013, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit year to date was primarily due to unfavorable product mix, higher contracted annual maintenance costs compared to the costs for the first year warranty period related to a large foreign military sale in March 2011, and a large reduction in the warranty reserve in the prior year upon completion of the one-year warranty period for the large foreign military order, compared to a small reduction in the current year. We also recorded a favorable reversal of inventory reserve in the prior year compared to a small reversal in the current year. These unfavorable variances were partially offset by favorable volume.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes, we have limited warranty cost experience, and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $378,314 increase in legal and other professional fees related to the current lawsuit and responding to the threatened proxy contest, $124,673 increase in non-cash share-based compensation and $44,912 increase in consulting expenses, partially offset by a $95,489 decrease in commission expense to our contracted sales representatives, $42,445 decrease in salary and benefits, $31,507 decrease in travel expense, $29,292 decrease in audit fees and $56,285 of other spending reductions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2013 and 2012 of $360,875 and $236,202, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales. In addition, we expect legal expenses related to the lawsuit and proxy matters to continue into the third fiscal quarter. This may result in increased selling, general and administrative expenses in the future.

Research and Development Expenses

Research and development expenses reflected a $46,419 increase in product development costs, $28,419 increase in rent due to increased square footage in our new office facility and a $22,292 increase in travel costs, offset by $29,170 of spending reductions.

Included in research and development expenses for the six months ended March 31, 2013 and 2012 was $24,223 and $28,143 of non-cash share-based compensation costs, respectively.

In the six months ended March 31, 2013 and 2012, we reviewed the ongoing value of our capitalized intangible assets. As a result of this review, we reduced the value of these patents by $0 and $11,197 for the six months ended March 31, 2013 and 2012, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we further expanded the product line-up in 2013 and 2012 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

(Loss) Income from Operations

The decrease in income from operations was primarily attributable to the decrease in gross profit and an increase in operating expenses.

Net (Loss) Income

The decrease in net income was primarily the result of lower gross profit, and an increase in operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 was $15,783,685, compared to $13,859,505 at September 30, 2012. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2012, partially offset by an increase in inventory based on forecasted requirements. Other than cash and cash equivalents and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

At March 31, 2013 and 2012, our working capital was $21,282,661 and $21,312,250, respectively.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $1,990,610 for the six months ended March 31, 2013, compared to $37,184 for the six month ended March 31, 2012. Net cash provided by operating activities for the six months ended March 31, 2013 included a net loss of $559,754, offset by expenses not requiring the use of cash of $255,513, $3,165,331 from reduced accounts receivable, $295,523 from increased accrued and other liabilities, $243,134 from increased accounts payable, and $136,318 from reduced prepaid expenses and other and prepaid expenses and other—noncurrent. Our net cash used in operating activities for the six months ended March 31, 2013 included $1,539,679 for increased inventories and $5,776 for warranty settlements. Net cash provided by operating activities during the six months ended March 31, 2012 included $22,058 of net income, increased by expenses not requiring the use of cash of $194,985, $2,964,885 from reduced accounts receivable and $95,514 from reduced prepaid expenses and other and prepaid expenses and other—noncurrent. Our net cash used in operating activities for the six months ended March 31, 2012 included $2,270,293 from accrued liabilities, which was primarily for the payout of the fiscal year 2011 bonus payment, $602,704 for decreased accounts payable, $352,247 for increased inventories and $15,014 for increased warranty settlements.

At March 31, 2013, we had net accounts receivable of $2,352,963, compared to $5,517,894 in accounts receivable at September 30, 2012. The level of trade accounts receivable for the quarter ended March 31, 2013 represented approximately 66 days of revenue, compared to 90 days of revenue for the quarter ended September 30, 2012. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $85,658 and $23,174 for the six months ended March 31, 2013 and 2012, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2013.

Financing Activities

In the six months ended March 31, 2013, we received $19,228 from the exercise of stock options. We did not receive any proceeds from financing activities in the six months ended March 31, 2012.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the six months ended March 31, 2013.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd., a shareholder of the Company, against the Company’s board of directors, its Chief Executive Officer and Chief Financial Officer. The action is a purported derivative action, which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012. The Company and the individual defendants seek dismissal of the complaint on the grounds that the plaintiff has failed to comply with Delaware law in filing the complaint. The individual defendants seek dismissal on the additional grounds that the Complaint fails to state a legal claim against them. A hearing on the defendants’ motion to dismiss the amended derivative complaint was held March 4, 2013.

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

LRAD CORPORATION

Date: May 8, 2013	By:	/S/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)