Form 10-Q
period 2013-06-30
LRAD Corp
filed 2013-08-06
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on July 30, 2013 was 32,499,199.

PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	September 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$15,057,571	$13,859,505
Accounts receivable, less allowance of $3,972 and $4,372 for doubtful accounts	1,166,598	5,517,894
Inventories, net	5,245,315	3,112,489
Prepaid expenses and other	466,497	441,823
Total current assets	21,935,981	22,931,711

Property and equipment, net	258,197	212,863
Intangible assets, net	138,583	158,457
Prepaid expenses and other - noncurrent	961,391	1,102,016
Total assets	$23,294,152	$24,405,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$909,048	$995,719
Accrued liabilities	524,851	623,742
Total current liabilities	1,433,899	1,619,461
Other liabilities - noncurrent	419,362	363,817
Total liabilities	1,853,261	1,983,278
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,499,199 and 32,374,499 shares issued and outstanding, respectively	325	324
Additional paid-in capital	87,045,296	86,358,011
Accumulated deficit	(65,604,730)	(63,936,566)
Total stockholders' equity	21,440,891	22,421,769

Total liabilities and stockholders' equity	$23,294,152	$24,405,047

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$1,905,518	$2,936,179	$7,555,330	$8,821,963
Contract and other	252,126	224,732	772,231	351,024
Total revenues	2,157,644	3,160,911	8,327,561	9,172,987
Cost of revenues	1,242,190	1,586,018	4,564,215	4,532,497

Gross profit	915,454	1,574,893	3,763,346	4,640,490

Operating expenses:
Selling, general and administrative	1,607,237	1,120,358	4,149,971	3,370,211
Research and development	423,434	414,457	1,302,102	1,225,165
Total operating expenses	2,030,671	1,534,815	5,452,073	4,595,376

(Loss) income from operations	(1,115,217)	40,078	(1,688,727)	45,114

Other income	6,807	6,780	22,163	26,502

(Loss) income from operations before income taxes	(1,108,410)	46,858	(1,666,564)	71,616
Income tax (benefit) expense	-	(153,518)	1,600	(150,818)
Net (loss) income	$(1,108,410)	200,376	$(1,668,164)	222,434

Net (loss) income per common share - basic and diluted	$(0.03)	$0.01	$(0.05)	$0.01
Weighted average common shares outstanding:
Basic	32,428,095	32,374,499	32,407,475	32,374,499
Diluted	32,428,095	33,492,944	32,407,475	33,168,978

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2013	2012
Operating Activities:
Net (loss) income	$(1,668,164)	$222,434

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106,485	66,945
Provision for doubtful accounts	(400)	-
Warranty provision	(834)	(31,885)
Inventory obsolescence	(219,419)	112,189
Share-based compensation	582,058	476,779
Loss on sale or impairment of patents	5,138	18,205
Changes in operating assets and liabilities:
Accounts receivable	4,351,696	2,994,406
Inventories	(1,913,407)	(487,687)
Prepaid expenses and other	(24,674)	(72,830)
Prepaid expenses and other - noncurrent	140,625	69,859
Accounts payable	(86,671)	(447,196)
Warranty settlements	(11,585)	(19,199)
Accrued and other liabilities	(30,927)	(2,255,563)
Net cash provided by operating activities	1,229,921	646,457

Investing Activities:
Purchase of equipment	(134,349)	(154,139)
Patent costs paid	(2,734)	(2,365)
Net cash used in investing activities	(137,083)	(156,504)

Financing Activities:
Proceeds from exercise of stock options	105,228	-
Net cash provided by financing activities	105,228	-

Net increase in cash and cash equivalents	1,198,066	489,953
Cash and cash equivalents, beginning of period	13,859,505	13,870,762
Cash and cash equivalents, end of period	$15,057,571	$14,360,715

Supplemental Disclosure of Cash Flow Information
Cash (refunded) paid for taxes	$(38,724)	$60,015

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

Fair Value Measurements

At June 30, 2013, there was no difference between the carrying value and fair market value of the Company’s cash equivalents.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	September 30, 2012
Raw materials	$4,213,671	$2,693,753
Finished goods	953,670	818,082
Work in process	319,760	61,859
	5,487,101	3,573,694
Reserve for obsolescence	(241,786)	(461,205)
	$5,245,315	$3,112,489

 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	September 30, 2012

Machinery and equipment	$601,187	$525,020
Office furniture and equipment	771,889	716,625
Leasehold improvements	55,298	55,298
	1,428,374	1,296,943
Accumulated depreciation	(1,170,177)	(1,084,080)
	$258,197	$212,863

	Nine months ended June 30,
	2013	2012
Depreciation expense	$89,015	$44,563

 5. INTANGIBLE ASSETS

Patents consisted of the following:

	June 30, 2013	September 30, 2012
Cost	$350,582	$358,925
Accumulated amortization	(211,999)	(200,468)
	$138,583	$158,457

	Nine months ended June 30,
	2013	2012
Amortization expense	$17,470	$22,382
Loss on sale or impairment of patents	-	18,205

Each quarter, the Company reviews the ongoing value of its capitalized patent costs and reduces the value if any of its patents are no longer consistent with its business strategy, as noted in the above table.

6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2013	2012

Accrued expenses	$117,788	$197,032
Payroll and related	239,471	272,212
Warranty reserve	162,268	154,069
Customer deposits	5,324	10
Deferred revenue	-	419
Total	$524,851	$623,742

Other liabilities - noncurrent consisted of the following:

Deferred revenue - noncurrent	$270,559	$270,140
Deferred rent	119,177	43,433
Extended warranty	29,626	50,244
Total	$419,362	$363,817

Deferred Revenue

Deferred revenue at June 30, 2013 and September 30, 2012 included $270,559, collected from a license agreement in advance of recognized revenue.

Warranty Reserve

Changes in the warranty reserve during the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three month ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$205,005	$217,240	$204,313	$272,261
Warranty provision	(7,302)	8,122	(834)	(31,885)
Warranty settlements	(5,809)	(4,185)	(11,585)	(19,199)
Ending balance	$191,894	$221,177	$191,894	$221,177

Short-term warranty reserve	$162,268	169,907	$162,268	$169,907
Long-term warranty reserve	29,626	51,270	29,626	51,270
	$191,894	$221,177	$191,894	$221,177

7. INCOME TAXES

At June 30, 2013, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the nine months ended June 30, 2013 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset any state taxes during the 2013 fiscal year.

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

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance was provided for all funds in non-interest bearing transaction accounts through December 31, 2012. Beginning on January 1, 2013, the FDIC covers all deposit accounts up to $250,000 per depositor for each insured bank. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2013 was approximately $14,800,000. The Company has not experienced any losses in such accounts.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd. (“Iroquois”), a shareholder of the Company, against the Company’s board of directors (the “Board”), its Chief Executive Officer and Chief Financial Officer (the “Delaware Litigation”). The action is a purported derivative action which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012. The Company and the individual defendants seek dismissal of the complaint on the grounds that the plaintiff has failed to comply with Delaware law in filing the complaint. The individual defendants seek dismissal on the additional grounds that the Complaint fails to state a legal claim against them. A hearing on the defendants’ motion to dismiss the amended derivative complaint was held March 4, 2013.

The Company received a notice and a Schedule 13D was filed by Iroquois with the SEC on January 17, 2013 announcing Iroquois’ intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders (the “annual meeting”). The Company’s Nominating and Corporate Governance Committee reviewed and considered the nominations as well as qualified individuals who were submitted by other stockholders to serve on the Board. On May 21, 2013, the Company entered into an agreement (the “Settlement Agreement”) with Iroquois to settle the potential proxy contest pertaining to the election of directors to the Board at the annual meeting. The Company agreed, among other things, to nominate three new nominees to the Board and to pay to Iroquois its legal and advisory fees in connection with its nomination of director candidates, in the amount of $301,496, which was paid in the quarter ended June 30, 2013. Also as part of the settlement, the Company and Iroquois agreed to execute a Stipulation of Settlement seeking to settle the Delaware Litigation brought by Iroquois in July 2012. As part of the settlement, Thomas R. Brown, President and Chief Executive Officer of the Company, has agreed to increase the exercise price of the option granted to Mr. Brown in May 2012 to $3.00 per share. A hearing is scheduled for September 10, 2013 to request approval of the Stipulation of Settlement by the Delaware Court. If the Delaware Court approves the Stipulation, Iroquois’ Counsel shall apply to the Delaware Court for an award of attorneys’ fees and expenses of no more than $340,000.

At this time, the Company estimates that it is reasonably possible that it could incur a loss, after reimbursement of insurance, of $19,271 for Iroquois’ attorneys’ fees and has accrued this expenses in the quarter ended June 30, 2013. This amount is an estimate which is subject to change based on the final insurance reimbursement and the ruling by the Delaware Court.

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2013 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will also be held constant as of October 1, 2012. During the nine months ended June 30, 2013 and 2012, the Company did not record any bonus expense in connection with the respective 2013 or 2012 plans.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2013, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At June 30, 2013, there were options outstanding covering 2,870,639 shares of common stock under the 2005 Equity Plan and an additional 1,437,977 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2013:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2012	3,463,339	$1.31
Granted	4,000	$0.94
Forfeited/expired	(472,000)	$1.72
Exercised	(124,700)	$0.84
Outstanding June 30, 2013	2,870,639	$1.26
Exercisable June 30, 2013	2,387,960	$1.23

Options outstanding are exercisable at prices ranging from $0.46 to $3.13 and expire over the period from 2013 to 2023 with an average life of 5.0 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2013 was $444,108 and $443,256, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$1,180	$6,070	$6,385	$19,195
Selling, general and administrative	178,777	174,873	539,652	411,075
Research and development	11,798	18,366	36,021	46,509
Total	$191,755	$199,309	$582,058	$476,779

 The employee stock options granted in the nine months ended June 30, 2013 and 2012 had a weighted-average estimated fair value of $0.64 per share and $0.88 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2013			2012
Volatility	77.0%	-	81.0%	81.0%	-	82.0%
Risk-free interest rate	0.93%	-	1.08%	0.76%	-	1.10%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%			0.0%
Expected life in years		6.4		5.4	-	6.4

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

Since the Company has an NOL carryforward as of June 30, 2013, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2013 and 2012. As of June 30, 2013, there was approximately $500,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.1 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2013:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769
Issuance of common stock upon exercise of stock options	124,700	1	105,227	-	105,228
Share-based compensation expense	-	-	582,058	-	582,058
Net loss	-	-	-	(1,668,164)	(1,668,164)
Balances, June 30, 2013	32,499,199	$325	$87,045,296	$(65,604,730)	$21,440,891

Stock Purchase Warrants

At June 30, 2013, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

11. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic
(Loss) income available to common stockholders	$(1,108,410)	$200,376	$(1,668,164)	$222,434
Weighted average common shares outstanding	32,499,199	32,374,499	32,499,199	32,374,499
Basic (loss) income per common share	$(0.03)	$0.01	$(0.05)	$0.01

Diluted
(Loss) income available to common stockholders	$(1,108,410)	$200,376	$(1,668,164)	$222,434
Weighted average common shares outstanding	32,499,199	32,374,499	32,499,199	32,374,499
Assumed exercise of dilutive options and warrants	0	1,118,445	0	794,479
Weighted average dilutive shares outstanding	32,499,199	33,492,944	32,499,199	33,168,978
Diluted (loss) income per common share	$(0.03)	$0.01	$(0.05)	$0.01

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,870,639	901,700	2,870,639	891,700
Warrants	1,627,945	1,627,945	1,627,945	1,627,945
Total	4,498,584	2,529,645	4,498,584	2,519,645

12. MAJOR CUSTOMERS

For the three months ended June 30, 2013, revenues from one customer accounted for 20% of revenues, and for the nine months ended June 30, 2013, revenues from two customers accounted for 19% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2013, accounts receivable from six customers accounted for 18%, 17%, 12%, 11%, 11% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2012, revenues from one customer accounted for 39% of revenues, and for the nine months ended June 30, 2012, revenues from three customers accounted for 18%, 11% and 10% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2012, accounts receivable from four customers accounted for 19%, 14%, 13% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

13. SUBSEQUENT EVENTS

In July 2013, the Company’s Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares from time to time on the open market and in privately negotiated transactions, depending on market conditions, share price and other factors. This buyback program will be effective through December 31, 2013.

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

In the quarter ended June 30, 2013, revenues were $2,157,644 compared to $3,160,911 in the quarter ended June 30, 2012. In spite of continued budget uncertainty, U.S. Defense spending improved in the quarter as we were awarded a $12.2 million multi-year contract from the U.S. Navy. Shipments under the new U.S. Navy contract commence in the quarter ended September 30, 2013 with additional shipments anticipated in future quarters. Delays in the receipt of other expected orders in our pipeline resulted in a decrease in quarterly revenues as compared to the quarter ended June 30, 2012. We believe these expected orders are forthcoming, but the timing of requirements, approval processes and funding make them difficult to forecast. We continue to pursue international opportunities, as well as new markets as a result of our recently released LRAD 360X and LRAD 2000X products. Gross margin, which was negatively impacted by the reduced quarterly revenue, was 42% of net revenues, compared to 50% of net revenues for the quarter ended June 30, 2012. On a quarter over quarter basis, our revenues are expected to remain uneven.

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

•

LRAD-RX is our prescription for remotely controlled security. It enables system operators to detect and communicate with an intruder over long distances. Selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System, the LRAD-RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD-RX reduces manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012—is designed with 360-degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

Overall Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line seeking to service new markets for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges through the balance of fiscal 2013 due to extreme international economic and geopolitical conditions in certain countries. A weak recovery of financial markets and continued lack of confidence in major economies could impact the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to delays in the passage of the FY14 Federal Budget and details of the Overseas Contingency Operations (OCO) budget. We continue to pursue large business opportunities, but it is difficult to forecast how long it will take to close these opportunities, or if they will ultimately result in product sales.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	June 30, 2013			June 30, 2012
		% of Net			% of Net		Increase/(Decrease)
	Amount	Revenue		Amount	Revenue		Amount	%
Revenues:
Product sales	$1,905,518	88.3%		$2,936,179	92.9%		$(1,030,661)	(35.1%	)
Contract and other	252,126	11.7%		224,732	7.1%		27,394	12.2%
	2,157,644	100.0%		3,160,911	100.0%		(1,003,267)	(31.7%	)

Cost of revenues	1,242,190	57.6%		1,586,018	50.2%		(343,828)	(21.7%	)
Gross profit	915,454	42.4%		1,574,893	49.8%		(659,439)	(41.9%	)

Operating Expenses:
Selling, general and administrative	1,607,237	74.5%		1,120,358	35.4%		486,879	43.5%
Research and development	423,434	19.6%		414,457	13.1%		8,977	2.2%
	2,030,671	94.1%		1,534,815	48.5%		495,856	32.3%

(Loss) income from operations	(1,115,217)	(51.7%	)	40,078	1.3%		(1,155,295)	(2882.6%	)

Other Income	6,807	0.3%		6,780	0.2%		27	0.4%

(Loss) income from operations before income taxes	(1,108,410)	(51.4%	)	46,858	1.5%		(1,155,268)	(2465.5%	)
Income tax benefit	-	0.0%		(153,518)	(4.9%	)	153,518	100.0%
Net (loss) income	$(1,108,410)	(51.4%	)	$200,376	6.4%		$(1,308,786)	(653.2%	)

The decrease in revenues was primarily due to delays in the receipt and delivery of orders in the quarter ended June 30, 2013 compared to the prior year. Uncertainty on defense spending continued through the current quarter as a result of sequestration and the delayed passage of the FY13 continuing resolution. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At June 30, 2013, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit in the quarter was primarily due to decreased revenue and some unfavorable product mix, partially offset by favorable manufacturing overhead spending.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $394,632 increase in legal and other professional fees related to the current lawsuit, which the parties are seeking to settle with the Delaware Court, and responding to the threatened proxy contest, which was settled in the quarter ended June 30, 2013. Additional increases included $91,221 for salaries as a result of hiring additional business development personnel and $38,894 for costs related to the proxy and annual meeting which was held in an earlier quarter of the prior year, offset by $30,363 savings for moving expenses due to moving the Company’s office in the prior year and $7,505 of other reductions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2013 and 2012 of $178,777 and $174,873, respectively.

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

Research and Development Expenses

Research and development expenses reflected a small spending increase, primarily due to increased rent allocation in the new building.

Included in research and development expenses for the three months ended June 30, 2013 and 2012 was $11,798 and $18,366 of non-cash share-based compensation costs, respectively.

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

Loss from Operations

The increase in the loss from operations was primarily attributable to the decrease in revenues and gross margin and an increase in legal and professional fees.

Net Loss

The increase in net loss was primarily due to the decrease in revenues and gross margin and an increase in legal and professional fees. We did not recognize any income tax expense in the current year, compared to a benefit of $153,518 in the quarter ended June 30, 2012.

Comparison of Results of Operations for the Nine Months Ended June 30, 2013 and 2012

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2013			June 30, 2012
		% of Net			% of Net		Increase/(Decrease)
	Amount	Revenue		Amount	Revenue		Amount	%
Revenues:
Product sales	$7,555,330	90.7%		$8,821,963	96.2%		$(1,266,633)	(14.4%	)
Contract and other	772,231	9.3%		351,024	3.8%		421,207	120.0%
Total revenues	8,327,561	100.0%		9,172,987	100.0%		(845,426)	(9.2%	)

Cost of revenues	4,564,215	54.8%		4,532,497	49.4%		31,718	0.7%
Gross profit	3,763,346	45.2%		4,640,490	50.6%		(877,144)	(18.9%	)

Operating expenses:
Selling, general and administrative	4,149,971	49.8%		3,370,211	36.7%		779,760	23.1%
Research and development	1,302,102	15.7%		1,225,165	13.4%		76,937	6.3%
Total operating expenses	5,452,073	65.5%		4,595,376	50.1%		856,697	18.6%

(Loss) income from operations	(1,688,727)	(20.3%	)	45,114	0.5%		(1,733,841)	(3843.2%	)

Other Income	22,163	0.3%		26,502	0.3%		(4,339)	(16.4%	)

(Loss) income from continuing operations before income taxes	(1,666,564)	(20.0%	)	71,616	0.8%		(1,738,180)	(2427.1%	)
Income tax expense (benefit)	1,600	0.0%		(150,818)	(1.6%	)	152,418	101.1%
Net (loss) income	$(1,668,164)	(20.0%	)	$222,434	2.4%		$(1,890,598)	(850.0%	)

Revenues decreased by 9.2% compared to the same period in the prior year, primarily due to uncertainty on defense spending through much of the year as a result of sequestration and the delayed passage of the FY13 continuing resolution. Contract and other revenue for the nine months ended June 30, 2013 includes $591,094 for an annual maintenance agreement for units sold to a foreign military in fiscal 2011, compared to $197,031 for only one quarter in the prior year. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods.

At June 30, 2013, we had aggregate deferred revenue of $270,559 collected from a license agreement in advance of recognized revenue. This revenue component is subject to significant variability based on the timing, amount and recognition of new arrangements or payment terms.

Gross Profit

The decrease in gross profit year to date was primarily due to lower revenues, unfavorable product mix and an increase in contracted annual maintenance costs when compared to the costs for the first year warranty period in the prior year, related to a large foreign military sale in March 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a $994,946 increase in legal and other professional fees related to the current lawsuit, which the parties are seeking to settle with the Delaware Court, and responding to the threatened proxy contest, which was settled in the quarter ended June 30, 2013, $128,577 increase in non-cash share-based compensation and $93,688 increase in salaries and consulting expenses, partially offset by a $103,654 decrease in commission expense to our contracted sales representatives, $57,940 decrease in travel expense and $53,858 of other spending reductions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2013 and 2012 of $539,652 and $411,075, respectively.

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

Research and Development Expenses

Research and development expenses reflected a $43,496 increase in rent due to increased square footage in our new office facility and a $40,302 increase in product development costs, offset by $6,861 of spending reductions.

Included in research and development expenses for the nine months ended June 30, 2013 and 2012 was $36,021 and $46,509 of non-cash share-based compensation costs, respectively.

In the nine months ended June 30, 2013 and 2012, we reviewed the ongoing value of our capitalized intangible assets. As a result of this review, we reduced the value of these patents by $0 and $18,205 for the nine months ended June 30, 2013 and 2012, respectively.

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

(Loss) Income from Operations

The decrease in income from operations was primarily attributable to the decrease in revenues and gross profit and an increase in legal and professional fees.

Net (Loss) Income

The decrease in net income was primarily the result of the decrease in revenues and gross profit, and an increase in legal and professional fees.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2013 was $15,057,571, compared to $13,859,505 at September 30, 2012. The change in cash and cash equivalents was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2012, partially offset by an increase in inventory based on forecasted requirements. Other than cash and cash equivalents and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time. The Company has approved a share buyback program that could result in the use of up to $3 million to repurchase outstanding common shares through December 31, 2013.

At June 30, 2013 and September 30, 2012, our working capital was $20,502,082 and $21,312,250, respectively.

Principal factors that could affect our liquidity include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets; and

•	value of shares repurchased

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Operating Activities

Our net cash provided by operating activities was $1,229,921 for the nine months ended June 30, 2013, compared to $646,457 for the nine month ended June 30, 2012. Net cash provided by operating activities for the nine months ended June 30, 2013 resulted primarily from a reduction in accounts receivable of $4,351,696 from a high year-end balance, partially offset by a net loss offset by expenses not requiring the use of cash of $1,195,136 and increased inventory based on the current forecast of $1,913,407. Net cash provided by operating activities during the nine months ended June 30, 2012 resulted from $864,667 net income increased by expenses not requiring the use of cash and $2,994,406 from reduced accounts receivable from a higher year-end balance, partially offset by $2,255,563 for reduced accrued and other liabilities resulting from bonus payments for 2011 which were paid in the nine months ended June 30, 2012, $487,688 for increased inventory and $447,196 for decreased accounts payable.

At June 30, 2013, we had net accounts receivable of $1,166,598, compared to $5,517,894 in accounts receivable at September 30, 2012. The level of trade accounts receivable for the quarter ended June 30, 2013 represented approximately 49 days of revenue, compared to 90 days of revenue for the quarter ended September 30, 2012. Our receivables can vary significantly due to overall sales volumes and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $137,083 and $156,504 for the nine months ended June 30, 2013 and 2012, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2013.

Financing Activities

In the nine months ended June 30, 2013, we received $105,228 from the exercise of stock options. We did not receive any proceeds from financing activities in the nine months ended June 30, 2012.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the nine months ended June 30, 2013.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd., a shareholder of the Company (“Iroquois”), against the Company’s board of directors (the “Board”), its Chief Executive Officer and Chief Financial Officer (the “Delaware Litigation”). The action is a purported derivative action, which alleges breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleges were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery is sought. The plaintiff seeks rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. The defendants filed a motion to dismiss the complaint. Rather than oppose the motion, the plaintiff filed an amended complaint on November 19, 2012. Defendants filed a motion to dismiss the amended derivative complaint on December 17, 2012. The Company and the individual defendants seek dismissal of the complaint on the grounds that the plaintiff has failed to comply with Delaware law in filing the complaint. The individual defendants seek dismissal on the additional grounds that the Complaint fails to state a legal claim against them. A hearing on the defendants’ motion to dismiss the amended derivative complaint was held March 4, 2013.

The Company received a notice and a Schedule 13D was filed by Iroquois with the SEC on January 17, 2013 announcing Iroquois’ intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders (the “annual meeting”). The Company’s Nominating and Corporate Governance Committee reviewed and considered the nominations as well as qualified individuals who were submitted by other stockholders to serve on the Board.  On May 21, 2013, the Company entered into an agreement (the “Settlement Agreement”) with Iroquois to settle the potential proxy contest pertaining to the election of directors to the Board at the annual meeting. The Company agreed, among other things, to nominate three new nominees to the Board and to pay to Iroquois its legal and advisory fees in connection with its nomination of director candidates, in the amount of $301,496, which was paid in the quarter ended June 30, 2013. Also as part of the settlement, the Company and Iroquois agreed to execute a Stipulation of Settlement seeking to settle the Delaware Litigation brought by Iroquois in July 2012. As part of the settlement, Thomas R. Brown, President and Chief Executive Officer of the Company, has agreed to increase the exercise price of the option granted to Mr. Brown in May 2012 to $3.00 per share. A hearing is scheduled for September 10, 2013 to request approval of the Stipulation of Settlement by the Delaware Court. If the Delaware Court approves the Stipulation, Iroquois’ Counsel shall apply to the Delaware Court for an award of attorneys’ fees and expenses of no more than $340,000.

Item 1A.	Risk Factors.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1

Investors Settlement Agreement, dated May 21, 2013, by and among LRAD Corporation and the investors listed therein. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 22, 2013.

10.2	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2013.

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

LRAD CORPORATION

Date: August 6, 2013	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)