Form 10-K
period 2013-09-30
LRAD Corp
filed 2013-11-21
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $25,643,882* based upon the closing price of the shares on the NASDAQ Capital Market on that date.

*

Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeded 5% of the common stock outstanding at March 31, 2013. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,911,605 shares of common stock, par value $.00001 per share, as of November 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2013.

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

For purposes of this Annual Report, the terms “we,” “us,” “our” and the “Company” refer to LRAD Corporation and its consolidated subsidiary.

Item 1.	Business.

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. Our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) capable of communicating with authority and clarity over more than 3,500 meters.

Technology and Products

Our major technology platforms and related products are:

LRAD

Our LRAD represents a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a broadcast range in excess of 3,500 meters. LRAD hailing, notification and warning systems also feature a rugged construction that allows the product to meet the stringent environmental requirements of military applications. LRAD hailing, notification and warning systems can emit powerful voice commands, prerecorded messages in multiple languages and deterrent tones to create large safety zones allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel. LRAD was developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marine Corps and Coast Guard, as well as international military services and commercial maritime, commercial security, and public safety organizations around the globe since early 2003.

In fiscal 2008, we completed the redesign and redevelopment of our LRAD product and introduced our current generation of products called LRAD-X. Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings in excess of 3,500 meters. The LRAD-X product line features improved voice intelligibility and is available in a number of packages and form factors that meet the military’s stringent environmental requirements. Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In the following years, we added new models to meet the needs of specific customer requirements and to enable us to expand our technology into new markets. We added new features such as wireless capability, recordable microphones, integrated and remote electronics packages, and various amplifier configurations. We also continued to enhance our product design to improve the durability and performance of our units. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line currently includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest AHD and broadcasts highly intelligible voice communication that can be clearly heard and understood over distances in excess of 3,500 meters. This unit is designed to be highly effective in perimeter and border security applications.

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

•	LRAD 300X—a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft—is available with both fully integrated and remotely-operated electronics.

•

LRAD 100X—a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications—is ideally suited for short-range perimeter security and communications.

•

LRAD-RX—selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System— is our solution for remotely controlled security. The LRAD-RX enables system operators to detect and communicate with an intruder over long distances. It features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD-RX is intended to reduce manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X—launched in fiscal 2012—is designed with 360-degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control and asset protection.

SoundSaber®

Our SoundSaber product line was reengineered and redesigned during fiscal 2013 to meet new market opportunities. We have improved the quality, ruggedness, and output of the system while maintaining highly intelligible audio. While we do not anticipate significant revenue from this product offering in fiscal 2014, it is complementary to our existing product line-up and customer base.

Recent Developments

In the fiscal year ended September 30, 2013, we accomplished the following:

•

Achieved fourth consecutive year of profitability; the first four years of profitability in the Company’s history, in spite of difficult global market conditions and ongoing United States defense budget uncertainty and sequestration which reduced U.S. government spending.

•	Achieved net income of 7% of net revenues and increased working capital by 11%.

•

Enhanced our existing product offerings. Introduced the LRAD 360X in late 2012 and achieved sales of $882,000 in fiscal 2013. We anticipate strong growth with our product offering in the expanding worldwide mass notification market.

•

Expanded our business development team from a total of 5 to 7 people at September 30, 2013, including new management personnel, and reorganized our business development team into geographic markets of responsibility.

•	Received an award of $12.2 million contract with the U.S. Navy in a competitive bid scenario which once again confirms LRAD products as the “best in class” AHDs.

•	Continued to develop our distribution channels by signing new third party sales representatives, primarily in Central and South American territories.

•

Established a new reseller and eventual manufacturing arm for the government market in China. The Chinese government requires local manufacturing content to bid for government contracts. We believe this new association will help us to penetrate this market and generate significant future revenues.

•	Continued to manage our balance sheet and control expenses while investing in new product development, markets and personnel.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity and intelligibility. Our overall strategy is to offer an increasing variety of directed sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, large end-users, system integrators and defense-related companies, and we are building a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with the military and government, we are subject to each customer’s unique budget cycle, which leads to extremely long selling cycles and uneven revenue flows further complicating our product planning.

Our major initiative for fiscal 2014 is to continue to grow revenue by increasing direct sales to domestic and international militaries and large commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. Our business development personnel focus primarily on the government, military, law enforcement, homeland and international security, private and commercial security, maritime security and wildlife preservation and control markets. While we have been developing these markets for the past several years, we have only begun to realize the significant potential in these worldwide market opportunities. In 2013, we hired new independent consultants to help us further the development of the U.S. military markets and we developed new channel partners in Central and South America. In 2014, we intend to increase our focus on the large mass notification market and continue to develop a strategy for how our LRAD 360X product would best meet the needs of these customers. We also plan to continue our focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers. In addition, we recently increased the number of business development personnel which will allow us to continue to expand market penetration and develop new markets for our LRAD products during the next fiscal year.

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

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves unique processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly of, and test and ship, our products for both commercial and government systems. We have refined our internal processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third party testing and certification of our products to ensure that they meet rigid military specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs, improve product reliability and improve operating margins.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize our supply-chain. We purchase a number of key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates which could impact our lead times and product cost. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Rhode Island and Texas. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to a small network of independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large, direct customers.

We have established a global reputation for providing high quality, innovative sound solutions that has made LRAD an internationally recognized product brand. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2013, revenues from three customers accounted for 15%, 14% and 10% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. These customers include direct revenue from the U.S. Navy, direct revenue from a foreign government and revenues from ADS, Inc., a reseller to end-users in various branches of the military such as the U.S. Navy, U.S. Marine Corps, U.S. Army, the Department of Homeland Security and international customers. For the fiscal year ended September 30, 2012, revenues from ADS, Inc. accounted for 36% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $4,279,000 at September 30, 2013, compared to $3,339,000 at September 30, 2012. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by contracts and firm purchase orders.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. We generally provide direct warranty service, but at times we may establish warranty service through third party resellers of our product or others. Our international warranties are generally similar to the warranties we offer in the U.S.

We also provide repair and maintenance agreements and extended warranty contracts at market rates, with terms ranging from one year to several years, as an additional source of revenue and to provide increased customer satisfaction.

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and competitive and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, the ability to meet customer needs and, most importantly, the quality, ruggedness and superior performance of our products which have been developed by incorporating feedback from our customers and our desire to provide the highest quality product to our markets.

Our LRAD products are the leading acoustic hailing and warning products in the market today for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Ultra Electronics USSI and others. We do not believe these competitors have achieved significant global market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities, which could impact our competitiveness.

With the introduction of the omnidirectional LRAD 360X, we have entered the more mature and established mass notification market, which has a number of large competitors including Federal Signal Corporation, Whelen Engineering Company Inc., Siemens AG and others. The LRAD 360X provides the same vocal clarity and intelligibility over long distances as our directed LRAD-X products. We believe the ability of the LRAD 360X to broadcast highly intelligible voice messages gives us a competitive advantage against these larger organizations. We believe the domestic and international markets for mass notification systems are substantial and growing.

Seasonality

Government business tends to be seasonal due to government procurement and budget cycles, with the quarter ending September 30, which coincides with the United States government budget year, usually producing relatively higher sales, and the quarter ending December 31, usually producing relatively lower sales. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 15, Major Customers, Suppliers, Segment and Related Information, to our consolidated financial statements.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovation, investment in new ideas and protection of resulting intellectual property rights are important drivers of success. We rely on a variety of intellectual property protections for our products and technologies, including patent, trademark and trade secret laws and contractual obligations, and we pursue a policy of vigorously enforcing such rights.

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

Research and Development

The sound reproduction market is subject to rapid changes in technology and design with frequent improvements and new product introductions. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we are continuing to engage in significant research and new product development activities.

For the fiscal years ended September 30, 2013 and 2012, we spent approximately $1.8 million and $1.7 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 63, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (NYSE MKT/TSX: MCZ), a provider of innovative interactive entertainment products. Mr. Brown holds a B.A. in Economics from Rutgers University.

Katherine H. McDermott, age 53, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2013, we employed a total of 38 people. Of such employees, 9 were in research and development, 14 were in production, quality assurance and materials control, 8 were in general and administrative and 7 were in sales and marketing. We also contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “LRAD.” Our address is 16990 Goldentop Road, Ste. A, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.lradx.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

General economic conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and government spending. Global economic conditions could adversely influence demand for our products leading to reduced levels of investments, reductions in government spending and budgets and changes in spending priorities and behavior. We could also be adversely affected by the negative impact on economic growth resulting from the federal income tax increases and U.S. government spending restrictions that occurred at the end of calendar year 2012 and the additional restrictions in U.S. government spending scheduled to begin at the end of calendar year 2013.

We have had a history of net losses and we may not be able to sustain profitability.

Prior to our fiscal year ended September 30, 2010, we had a history of operating losses, primarily attributable to the design, development and launch of our former hypersonic sound product. In fiscal 2010, we achieved profitability for the first time in our history and while we have been able to maintain profitability through 2013, our ability to maintain future profitability is dependent on a variety of factors, many outside our control. At September 30, 2013, we had an accumulated deficit of $62,673,754. We need to continue to generate sufficient revenue to be profitable in future periods. Failure to sustain profitability may require us to raise additional funding, which could have a material negative impact on the market value of our common stock.

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

Should we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions and any such financing may require advance approval of our stockholders under the rules of the NASDAQ Stock Market. Our ability to obtain financing may be further constrained by prevailing economic conditions. The credit crisis in recent years and other related trends affecting the capital markets have caused significant reductions in capital availability. In addition, we may be required to reduce costs, including the scaling back of research and development into new products, which could have a negative impact on our ability to compete and to innovate. If we raise additional funds by selling additional shares of our capital stock or securities convertible into or exercisable for common stock (assuming we are able to obtain additional financing), the ownership interest of our stockholders will be diluted, which could have a material negative impact on the market value of our common stock.

Three customers accounted for a total of 39% of our total revenues for fiscal year 2013. We expect to continue to be dependent on a limited number of customers.

Three customers accounted for 15%, 14% and 10% of total revenues for fiscal year 2013, respectively, and one customer accounted for 36% of total revenues for fiscal year 2012. Historically, our revenues have been dependent upon a limited number of customers. We do not have long term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have experienced extreme disruption in recent years, including, among other things, volatility in security prices, diminished liquidity and credit availability and rating downgrades of certain investments and government securities. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be a further deterioration in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that current or worsening economic conditions will have on our business and financial condition.

We purchase a number of key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and fluctuations in foreign currency exchange rates. Increases in our cost of purchasing these items could negatively impact our financial results if we are not able to pass these increased costs on to our customers.

We have current government contracts and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses that sell to governments.

In fiscal 2013, direct and indirect sales to the U.S. government accounted for approximately 33% of our total net sales, compared to 59% of our total net sales in fiscal 2012. Sales to international governments have increased in recent years, including a large $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Recently mandated cuts in U.S. Department of Defense spending, including sequestration spending cuts, and the additional spending restrictions scheduled to begin at the end of calendar 2013, could affect future U.S. Department of Defense military initiatives and homeland security spending. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

Although our LRAD products are designed for use by both government and commercial customers, the government and military market represents a significant revenue opportunity for our products. Revenues from government agencies fluctuate each year depending on available funding and demand from our government customers. While acceptance of our products has been increasing, there are many more prospective customers within this market that could provide future growth for us, as well as international government markets which often follow the lead of the U.S. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long-range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products which could cause our revenues to decline.

Potential customers for our LRAD products, including government, military and force protection and emergency response agencies, may be influenced by claims or perceptions that long-range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions, while unsubstantiated, could reduce our product sales.

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

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2013, we had a warranty reserve of $212,759. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $317,519. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We settled a derivative lawsuit in 2013 and may become a party to other litigation, disputes and claims in the normal course of our business. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain lawsuits and other disputes in which we are involved, see Part I, Item 3 “Legal Proceedings”.

Our competitive position will be seriously damaged if we cannot protect intellectual property rights and trade secrets in our technology.

We rely on a combination of contracts, trademarks and trade secret laws to establish and protect our proprietary rights in our technology. However, we may not be able to prevent misappropriation of our intellectual property, and our competitors may be able to independently develop competing technologies, or the agreements we enter into may not be enforceable. A competitor may independently develop or patent technologies that are substantially equivalent to, or superior to, our technology. If this happens, our competitive position could be significantly harmed.

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

We sell our products worldwide. In fiscal 2013, revenues outside of the U.S. accounted for approximately 59% of net revenues, compared to 37% of net revenues in fiscal 2012. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We are also dependent on our ability to retain and motivate high quality personnel, especially sales and marketing executives and skilled engineering personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2013, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Our common stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. We received a notice from Nasdaq that we had failed to meet the listing standards by failing to maintain a bid price of $1.00 late in our 2010 fiscal year and again in May 2013. Future failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options and warrants, may depress the price of our common stock.

As of September 30, 2013, we had outstanding options granted to our employees and directors to purchase 2,394,476 shares of our common stock, and had outstanding warrants issued to investors to purchase 1,627,945 shares of our common stock. At September 30, 2013, the exercise prices for the options and common stock warrants ranged from $0.46 to $3.13 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

New laws, regulations and standards, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), XBRL interactive SEC filings, new SEC regulations and NASDAQ Stock Market rules. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our executive offices, sales, research and development and production facilities are located at 16990 Goldentop Road, Ste. A, San Diego, California. The lease of 31,360 square feet commenced July 1, 2012 and expires June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and will be $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

Item 3.	Legal Proceedings

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd. (“Iroquois”), a shareholder of the Company, against the Company’s board of directors (the “Board”), its Chief Executive Officer and Chief Financial Officer (the “Delaware Litigation”). The action was a purported derivative action which alleged breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleged were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery was sought. The plaintiff sought rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company. On January 17, 2013, the Company received a notice and a Schedule 13D was filed by Iroquois with the SEC announcing Iroquois’ intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders. On May 21, 2013, the Company entered into an agreement (the “Settlement Agreement”) with Iroquois to settle the potential proxy contest pertaining to the election of directors to the Board at the Company’s annual meeting. Also as part of the settlement, the Company and Iroquois agreed to execute a Stipulation of Settlement seeking to settle the Delaware Litigation. Following a hearing on September 10, 2013, the Delaware Court issued an Order and Final Judgment approving the Stipulation of Settlement as proposed.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “LRAD.” The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2012 and 2013:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2012
First Quarter	$2.06	$1.36
Second Quarter	$1.74	$1.35
Third Quarter	$1.65	$1.15
Fourth Quarter	$1.40	$1.10
Fiscal Year Ending September 30, 2013
First Quarter	$1.30	$0.83
Second Quarter	$1.30	$0.95
Third Quarter	$1.36	$0.91
Fourth Quarter	$1.59	$1.14

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,911,605 shares issued and outstanding by 969 holders of record of our common stock at November 14, 2013.

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

Issuer Purchases of Equity Securities

On August 6, 2013, we announced that our Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares from time to time on the open market and in privately negotiated transactions, depending on market conditions, share price and other factors. This plan is scheduled to expire on December 31, 2013. The Company intends to fund the buyback program with available cash and from future cash flow from operations. No shares have been purchased under the buyback program to date.

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

Our revenues increased from $14,792,338 in the fiscal year ended September 30, 2012 to $17,087,930 in the fiscal year ended September 30, 2013. Direct and indirect revenues from the U.S. Military decreased by approximately $2.3 million or 33% compared to fiscal 2012 due to federal defense budget constraints and sequestration. Despite the lower fiscal 2013 U.S. Military revenues, we were awarded a U.S. Navy contract for $12.2 million in June 2013 and delivered an order for the first $2.0 million on this contract during fiscal 2013. In addition, efforts over the past year to grow the international market resulted in a $4.6 million increase, or 84%, in international revenues compared to fiscal 2012. Our international revenue growth was primarily in the public safety market for crowd and riot control, as well as other diverse markets such as tsunami warning systems, wildlife controls, maritime security, marine surveillance and oil and gas security. Our first year revenues for our new LRAD-360X unit grew to $882,000 for tsunami warning systems and homeland security. Despite increased revenues, our net income decreased slightly by $199,208 from $1,462,020 in fiscal year 2012 to $1,262,812 in fiscal year 2013, primarily due to increased legal and other professional fees related to a lawsuit and potential proxy contest during fiscal year 2013 and commission expense to our international partners. We increased our working capital by $2.4 million during fiscal 2013. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings more than 3,500 meters. The LRAD-X product line features improved voice intelligibility and is available in a number of packages that meet the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands, prerecorded messages in multiple languages and deterrent tones to create large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems from single operator portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our current LRAD-X product line includes the following:

•

LRAD 2000X—launched in fiscal 2012 to meet the requirements of larger security applications—is our largest and loudest AHD and broadcasts highly intelligible voice communication that can be clearly heard and understood over distances in excess of 3,500 meters. This unit is designed to be highly effective in perimeter and border security applications.

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

•	LRAD 300X—a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft. This unit is available with both fully integrated and remotely-operated electronics.

•

LRAD 100X—a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications. This unit is ideally suited for short-range perimeter security and communications.

•

LRAD-RX—selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System— is our solution for remotely controlled security. The LRAD-RX enables system operators to detect and communicate with an intruder over long distances. It features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD-RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD-RX is intended to reduce manpower requirements and false alarms while providing an intelligent, cost-effective security solution.

•

LRAD 360X— launched in fiscal 2012—is designed with 360-degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control, and asset protection.

We incurred $1,841,369 of research and development expense during fiscal 2013. We continued development of variations of our LRAD 360X based on multiple stacking configurations. We began development of a vehicle mounted product to add perimeter security around vehicles. We worked on different speaker enhancements to increase output and provide varying beam widths. We seek to continually improve the quality and manufacturability of our products to retain our competitive advantage in the AHD market. We believe our improved products provide increased sales opportunities into government and commercial markets and demonstrate our ability to remain the leader in the AHD market. We intend to continue to innovate during fiscal 2014 with consistent levels of research and development expenditures.

Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line to service new markets and customers for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue to expand our selling efforts internationally, especially in the Middle East and South America where we believe there is greater opportunity for the sale of our product. We also plan to continue to expand our presence in the mass notification market with our LRAD 360X product line. Our selling network has expanded to include a number of key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2014 due to extreme international economic and geopolitical conditions. A further and continued deterioration in financial markets and confidence in major economies could disrupt the operation of our business. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and sequestration spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition.

Our products have varying gross margins and therefore, product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. We could also have increased competition in our market that could cause pricing pressure. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

We increased the number of business development personnel at the company in late fiscal 2013, and may hire additional business development personnel in fiscal 2014. We may also expend additional resources on marketing our products in future periods. This would increase our selling, general and administrative expenses in fiscal 2014. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, the availability of funds, and the timing, extent and use of outside consulting, design and development firms. In fiscal 2013, R&D expenses were primarily for in-house development, however, we continue to supplement our in-house development with third party consulting resulting in higher expenses. Based on current plans and engineering staffing, we expect fiscal year 2014 R&D expenses to be comparable to expenditures made in fiscal year 2013.

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

Revenue Recognition. We derive our revenues primarily from two sources: (i) product revenues and (ii) contracts, license fees, other services and freight. Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is probable and we have no remaining obligations. Most revenues to resellers and system integrators are based on firm commitments from the end user, and as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. Our customers do not have the right to return product unless the product is found to be defective.

We occasionally license our technology to third parties. Revenues from up-front license fees are evaluated for multiple elements, but are generally recognized ratably over the specified term of the particular license or agreement. Revenues from ongoing per unit license fees are earned based on units shipped and are recognized in the period when the ultimate customer accepts the product, and collection is reasonably assured.

We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one year warranty term. Revenues from separately priced extended repair and maintenance contracts are recognized on a straight-line basis, over the contract period, and classified as contract and other revenues.

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

Recent Accounting Pronouncements

A number of new pronouncements have been issued for future implementation as discussed in Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

Segment and Related Information

We are engaged in the design, development and commercialization of directed sound technologies and products. We present our business as one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). Our chief operating decision making officer reviews financial information on sound products on a consolidated basis. See Note 15 to our consolidated financial statements for further discussion.

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2013 and 2012

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year ended
	September 30, 2013		September 30, 2012
		% of		% of		Increase/(Decrease)
	Amount	Revenues	Amount	Revenues		Amount	%
Revenues:
Product sales	$16,001,820	93.6%	$14,218,766	96.1%		$1,783,054	12.5%
Contract and other	1,086,110	6.4%	573,572	3.9%		512,538	89.4%
Total revenues	17,087,930	100.0%	14,792,338	100.0%		2,295,592	15.5%

Cost of revenues	8,842,631	51.7%	7,313,762	49.4%		1,528,869	20.9%
Gross profit	8,245,299	48.3%	7,478,576	50.6%		766,723	10.3%

Operating expenses:
Selling, general and administrative	5,438,406	31.8%	4,541,594	30.7%		896,812	19.7%
Research and development	1,841,369	10.8%	1,659,673	11.2%		181,696	10.9%
Total operating expenses	7,279,775	42.6%	6,201,267	41.9%		1,078,508	17.4%

Income from operations	965,524	5.7%	1,277,309	8.7%		(311,785)	(24.4%	)

Other income	299,190	1.7%	33,895	0.2%		265,295	782.7%

Income from continuing operations before income taxes	1,264,714	7.4%	1,311,204	8.9%		(46,490)	(3.5%	)
Income tax expense (benefit)	1,902	0.0%	(150,816)	(1.0%	)	152,718	101.3%
Net income	$1,262,812	7.4%	$1,462,020	9.9%		$(199,208)	(13.6%	)

 Revenues

Revenues increased $2,295,592, or 16%, in the fiscal year ended September 30, 2013, as a result of an 84% increase in international revenue, primarily in the public safety market for crowd and riot control, as well as other diverse markets such as tsunami warning systems, wildlife controls, maritime security, marine surveillance and oil and gas. The international growth is partially offset by a 33% reduction in U.S. Military sales due to federal defense budget constraints and sequestration.

Gross Profit

Gross profit for the year ended September 30, 2013 increased by $766,723, or 10.3%, primarily due to increased revenue, partially offset by unfavorable sales mix, and an increase in contracted annual maintenance costs related to a large foreign military sale in March 2011. The gross profit in the prior year included a reduction in the warranty reserve due to the completion of the one year warranty period for the large foreign military order, which was not repeated in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2013 increased $896,812, or 19.7%, primarily due to higher sales commissions on certain international sales contracts of $346,518, $332,475 for legal and other professional fees related to the derivative lawsuit and threatened proxy contest settled during fiscal 2013, higher salaries and consulting fees to strengthen our business development team of $139,171, $77,158 in non-cash share-based compensation expense, $63,882 for trade show and advertising expenses, partially offset by a decrease of $62,392 for travel and other expenses.

We incurred non-cash share-based compensation expenses of $681,147 and $603,989 in the fiscal years ended September 30, 2013 and 2012, respectively. The increase is due to option grants in May 2012.

Research and Development Expenses

R&D expenses increased $181,696, or 10.9%, primarily due to higher prototype development and third party product certification costs of $73,535, higher rent expense of $43,535 due to increased square footage in our new facility, $64,626 for the impairment of patents and other expenses.

Included in R&D expenses for the year ended September 30, 2013 was $47,895 of non-cash share-based compensation expenses, compared to $58,800 for the year ended September 30, 2012.

During fiscal years 2013 and 2012, we reviewed the ongoing value of our capitalized intangible assets and identified some of these assets as being no longer consistent with our business strategy. As a result of this review, we reduced the value of these patents by $81,307 and $41,621 for the fiscal years ended September 30, 2013 and 2012, respectively.

Other Income

Other income increased by $265,295 during the year ended September 30, 2013, primarily due to $270,559 in income recognized in relation to a terminated license agreement. We also recognized interest income of $28,631 in the year ended September 30, 2013, compared to $33,895 in the year ended September 30, 2012.

Net Income

Our net income decreased $199,208, or 13.6%, as a result of increased operating expenses. In addition, we recognized income tax expense of $1,902 in the year ended September 30, 2013 compared to a benefit of $150,816 in the year ended September 30, 2012. For additional details, refer to Note 10, Income Taxes.

Liquidity and Capital Resources

Cash at September 30, 2013 was $15,805,195, compared to $13,859,505 at September 30, 2012. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $3 million in cash to repurchase outstanding common shares using available cash and from future cash flow from operations through December 31, 2013. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	1,755,699	194,178
Investing activities	(150,459)	(205,435)
Financing activities	340,450	-

Operating Activities

Our net cash generated from operating activities was $1,755,699 for the fiscal year ended September 30, 2013 compared to $194,178 for the fiscal year ended September 30, 2012. Net income of $1,262,812 for the fiscal year ended September 30, 2013 was adjusted for non-cash items that include share-based compensation expense, depreciation and amortization, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected a decrease in accounts receivable of $559,962, primarily due to receipt of a slow receivable and prepayment terms for certain shipments in the fourth quarter; an increase in accounts payable of $600,690, primarily due to increased inventory purchases based on forecasted orders and accrued settlement fees for the derivative lawsuit; and an increase in accrued and other liabilities of $205,072, primarily due to accrued outside sales commissions, partially offset by a reduction in deferred revenue for a terminated license agreement. Cash used in operating activities included increased inventories of $1,331,575 based on our current sales forecast and prepaid expenses and other increased by $562,052 due to a receivable from our insurance company for the derivative lawsuit and an increased prepayment for directors and officers insurance based on fee increases and increased coverage. Net income of $1,462,020 for the fiscal year ended September 30, 2012 was adjusted for non-cash items that include share-based compensation expense, depreciation and amortization, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected transfers from restricted cash of $606,250 and decreased prepaid expenses and other and prepaid expenses – noncurrent of $338,512 for amortization of prepaid warranty services to support our foreign government contract. Cash used in operating activities included a $2,129,711 decrease in accrued and other liabilities, primarily for the payment of the 2011 bonus, a $524,828 increase in inventory and a $424,118 increase in accounts receivable.

We had accounts receivable of $4,958,532 and $5,517,894 at September 30, 2013 and 2012, respectively. The level of trade accounts receivable at September 30, 2013 represented approximately 106 days of revenues for the year compared to 137 days of revenues at September 30, 2012. The decrease in days was due to a lower ending receivables balance on higher revenues in fiscal 2013, compared to a higher receivable balance on lower revenues in the prior year. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At September 30, 2013 and 2012, our working capital was $23,703,975 and $21,312,250, respectively. This increase was primarily a result of the increases in cash and inventory.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. Cash used in investing activities for capital expenditures was $147,504 and $201,804 in the fiscal years ended September 30, 2013 and 2012, respectively. In 2012, we invested in leasehold improvements as a result of moving into a new office and manufacturing facility in July 2012. Cash used for investment in new patents was $2,955 and $3,631 in the fiscal years ended September 30, 2013 and 2012, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2014 as we continue to invest in new products and technologies.

Financing Activities

In the year ended September 30, 2013, we received proceeds of $340,450 from the exercise of stock options. In the year ended September 30, 2012, we did not receive any proceeds from financing activities.

Commitments

We are committed for our facility lease as more fully described in Note 11, Commitments and Contingencies, to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2012. In fiscal 2013 as in 2012, we did not meet our targeted objectives and therefore, did not accrue any bonus expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2013, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2014 (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Proxy Statement.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

Financial Statement Schedules:

None.

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

10.5

Employment Letter between American Technology Corporation and Katherine H. McDermott dated June 21, 2007. Incorporated by reference to Exhibit 10.37 on Form 10-K for the year ended September 30, 2007 filed January 7, 2008.+

10.6	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.7	Separation and Distribution Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 2.1 on Form 8-K filed October 1, 2010.

10.8	Tax Sharing Agreement between LRAD Corporation and Parametric Sound Corporation dated September 27, 2010. Incorporated by reference to Exhibit 10.1 on Form 8-K filed October 1, 2010.

10.9	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

10.10	Form of Warrant Amendment, effective as of February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 10-Q filed May 4, 2011.

10.11	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 8, 2011.

10.12	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

10.13

Investor Settlement Agreement between LRAD Corporation and the Stockholders of LRAD Corporation identified therein dated May 21, 2013. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 22, 2013.

10.14	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.15	Non-Employee Director Compensation Summary

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation and Subsidiary (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LRAD Corporation and Subsidiary as of September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ SQUAR, MILNER,  PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

November 21, 2013

LRAD Corporation

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS
Current assets:
Cash	$15,805,195	$13,859,505
Accounts receivable, less allowance of $3,772 and $4,372 for doubtful accounts	4,958,532	5,517,894
Inventories, net	4,587,750	3,112,489
Prepaid expenses and other	1,003,875	441,823
Total current assets	26,355,352	22,931,711

Property and equipment, net	237,377	212,863
Intangible assets, net	51,650	158,457
Prepaid expenses and other - noncurrent	914,516	1,102,016
Total assets	$27,558,895	$24,405,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,596,409	$995,719
Accrued liabilities	1,054,968	623,742
Total current liabilities	2,651,377	1,619,461
Other liabilities - noncurrent	146,109	363,817
Total liabilities	2,797,486	1,983,278
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,900,705 and 32,374,499 shares issued and outstanding, respectively	329	324
Additional paid-in capital	87,434,834	86,358,011
Accumulated deficit	(62,673,754)	(63,936,566)
Total stockholders' equity	24,761,409	22,421,769
Total liabilities and stockholders' equity	$27,558,895	$24,405,047

See accompanying notes

LRAD Corporation

Consolidated Statements of Operation

	Years Ended September 30,
	2013	2012

Revenues:
Product sales	$16,001,820	$14,218,766
Contract and other	1,086,110	573,572
Total revenues	17,087,930	14,792,338
Cost of revenues	8,842,631	7,313,762

Gross profit	8,245,299	7,478,576

Operating expenses:
Selling, general and administrative	5,438,406	4,541,594
Research and development	1,841,369	1,659,673
Total operating expenses	7,279,775	6,201,267

Income from operations	965,524	1,277,309

Other income	299,190	33,895

Income from operations before income taxes	1,264,714	1,311,204
Income tax expense (benefit)	1,902	(150,816)
Net income	$1,262,812	1,462,020

Net income per common share
Basic	$0.04	$0.05
Diluted	0.04	$0.04
Weighted average common shares outstanding:
Basic	32,464,935	32,374,499
Diluted	32,920,019	33,015,955

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2011	32,374,499	$324	$85,673,560	$(65,398,586)	$20,275,298

Share-based compensation expense	-	-	684,451	-	684,451
Net income	-	-	-	1,462,020	1,462,020
Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769
Issuance of common stock upon exercise of stock options, net	526,206	5	340,445	-	340,450
Share-based compensation expense	-	-	736,378	-	736,378
Net income	-	-	-	1,262,812	1,262,812
Balances, September 30, 2013	32,900,705	$329	$87,434,834	$(62,673,754)	$24,761,409

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2013	2012
Operating Activities:
Net income	$1,262,812	$1,462,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,307	93,931
Provision for doubtful accounts	(600)	4,372
Warranty provision	19,254	(33,566)
Inventory obsolescence	(143,686)	154,109
Share-based compensation	736,378	684,451
Loss on sale or impairment of patents	86,445	41,621
Changes in operating assets and liabilities:
Restricted cash	-	606,250
Accounts receivable	559,962	(424,118)
Inventories	(1,331,575)	(524,828)
Prepaid expenses and other	(562,052)	221,778
Prepaid expenses and other - noncurrent	187,500	116,734
Accounts payable	600,690	(44,483)
Warranty settlements	(10,808)	(34,382)
Accrued and other liabilities	205,072	(2,129,711)
Net cash provided by operating activities	1,755,699	194,178

Investing Activities:
Purchased property and equipment	(147,504)	(201,804)
Patent costs paid	(2,955)	(3,631)
Net cash used in investing activities	(150,459)	(205,435)

Financing Activities:
Proceeds from exercise of stock options	340,450	-
Net cash provided by financing activities	340,450	-

Net increase (decrease) in cash and cash equivalents	1,945,690	(11,257)
Cash and cash equivalents, beginning of period	13,859,505	13,870,762
Cash and cash equivalents, end of period	$15,805,195	$13,859,505

Supplemental Disclosure of Cash Flow Information Cash refunded for taxes	$(38,662)	$(152,344)

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has a currently inactive wholly owned subsidiary, LRAD International Corporation, previously American Technology Holdings, Inc., which the Company formed to conduct international marketing, sales and distribution activities. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), unlimited FDIC insurance was provided for all funds in non-interest bearing transaction accounts through December 31, 2012. Beginning on January 1, 2013, the FDIC covers all deposit accounts up to $250,000 per depositor for each insured bank. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2013 was approximately $15,600,000. The Company has not experienced any losses in such accounts.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2013, accounts receivable from two customers accounted for 36% each of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2012, accounts receivable from one customer accounted for 65% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2013 or 2012 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific. The Company had allowances for doubtful accounts of $3,772 and $4,372 for the years ended September 30, 2013 or 2012.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal 2013, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company decreased its inventory reserve by $143,686 and increased its inventory reserve by $154,109 during the years ended September 30, 2013 and 2012, respectively, based on expected usage of components resulting from changes in product lines and customer demand.

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

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2013 and 2012, the Company had no capital lease obligations.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. The amount of shipping and handling costs invoiced to customers is included in revenue. Actual shipping and handling costs were $142,453 and $127,392 for the fiscal years ended September 30, 2013 and 2012, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $74,452 and $62,663 for the years ended September 2013 and 2012, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2013, the Company increased its reserve by $8,446. The warranty reserve was $212,759 and $204,313 at September 30, 2013 and 2012, respectively.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that a deferred tax asset will not be realized. Additional information regarding income taxes appears in Note 10, Income Taxes.

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

SEGMENT INFORMATION

The Company presents its business as one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision making officer reviews financial information on sound products on a consolidated basis. See Note 15, Major Customers, Suppliers, Segment and Related Information, for additional information.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. See Note 14, Net Income Per Share, for additional information.

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

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to non-qualified stock options issued to employees and directors over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. From time to time, the Company grants stock options to directors and non-employee service providers. See Note 12, Share-based Compensation, for additional information.

REGISTRATION PAYMENT ARRANGEMENTS

In connection with the issuance of warrants on February 4, 2011 (“2011 Warrants”), the Company entered into a Registration Rights Agreement with the warrant holders (“Warrant Holders”), whereby the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the registration statement had not been declared effective within 90 days following the date of issuance of the securities, or the Warrant Holders are otherwise unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company would be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised. The Company filed a registration statement on Form S-3 within 30 days of issuance, which became effective on April 7, 2011 in satisfaction of the initial 90 day effectiveness obligation. No liquidated damages have been accrued as of September 30, 2012 as it was not deemed to be probable that any such damages will be incurred.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2013 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2013.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a liability related to an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The presentation of unrecognized tax benefits as a reduction of a deferred tax asset is consistent with an entity’s analysis of the realizability of its deferred tax assets and, as a result, is not expected to change an entity’s assessment of realizability. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

4. FAIR VALUE MEASUREMENTS

At September 30, 2013, for certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

As of September 30, 2013 and 2012, the Company had no financial instruments that are required to be measured at fair value on a recurring basis.

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2013	2012
Raw materials	$3,941,203	$2,693,753
Finished goods	605,240	818,082
Work in process	358,826	61,859
	4,905,269	3,573,694
Reserve for obsolescence	(317,519)	(461,205)
	$4,587,750	$3,112,489

The Company had raw materials located at supplier locations of $63,429 and $144,674 at September 30, 2013 and 2012, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2013	2012

Office furniture and equipment	$769,799	$716,625
Machinery and equipment	607,803	525,020
Leasehold improvements	55,298	55,298
	1,432,900	1,296,943
Accumulated depreciation	(1,195,523)	(1,084,080)
	$237,377	$212,863

	Year ended September 30,
	2013	2012
Depreciation expense	$122,990	$64,409

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,
	2013	2012
Cost	$93,938	$358,925
Accumulated amortization	(42,288)	(200,468)
	$51,650	$158,457

	Year ended September 30,
	2013	2012
Amortization expense	$23,317	$29,522
Loss on sale or impairment of patents	81,307	41,621
Net sale or impairment of patents	$104,624	$71,143

 Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the fiscal years ended September 30, 2013 and 2012, some of these assets were identified as being associated with patents no longer consistent with the Company’s business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

Estimated Amortization Expense Years Ended September 30,
2014	$6,269
2015	6,269
2016	6,269
2017	6,269
2018	6,269
Thereafter	20,305
$51,650

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2013, $187,500 of the total prepayment was classified as a current asset and $843,750 was classified as noncurrent.

9. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2013	2012

Payroll and related	$650,125	$272,212
Accrued contract costs	197,034	197,032
Warranty reserve	189,277	154,069
Deferred revenue and other	18,532	429
Total	$1,054,968	$623,742

Other liabilities - noncurrent consisted of the following:

Deferred rent	$122,627	$43,433
Extended warranty	23,482	50,244
Deferred revenue - noncurrent	-	270,140
Total	$146,109	$363,817

Payroll and related

Accrued payroll and related consists primarily of accrued vacation and outside commissions at September 30, 2013 and accrued vacation at September 30, 2012.

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

Warranty Reserve

Details of the estimated warranty reserve were as follows:

Years Ended September 30,	2013	2012
Beginning balance	$204,313	$272,261
Warranty provision	19,254	(33,566)
Warranty settlements	(10,808)	(34,382)
Ending balance	$212,759	$204,313

Short-term warranty reserve	$189,277	$154,069
Long-term warranty reserve	23,482	50,244
	$212,759	$204,313

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2013, the Company increased its reserve by $8,446.

Deferred Revenue

Deferred revenue at September 30, 2012 included $270,559 collected from a license agreement in advance of recognized revenue. This license agreement was cancelled in September 2013, so the remaining deferred revenue balance was recorded as other income during the quarter ended September 30, 2013. Deferred revenue at September 30, 2013 included $18,532 which represents prepayments on current orders scheduled for delivery in the quarter ended December 31, 2013.

 10. INCOME TAXES

Income taxes consisted of the following:

Years Ended September 30,	2013	2012

Current tax (benefit) expense
Federal	$-	$(155,000)
State	2,000	4,000
	2,000	(151,000)
Deferred (benefit) expense
Federal	(779,000)	(1,583,000)
State	(138,000)	(279,000)
	(917,000)	(1,862,000)
Change in valuation allowance	917,000	1,862,000
Provision for income taxes	$2,000	$(151,000)

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

Years Ended September 30,	2013	2012
Income taxes computed at the federal statutory rate	$430,000	$446,000
Change in valuation allowance	(917,000)	(1,862,000)
Nondeductible compensation, interest expense and other	8,000	6,000
State income taxes, net of federal tax benefit	70,000	72,000
Change in R&D credit carryover	(56,000)	53,000
Stock options and other prior year true-ups	462,000	1,389,000
State business credit utilization	(4,000)	(100,000)
Prior year tax adjustments	9,000	(155,000)
	$2,000	$(151,000)

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2013 and 2012 were as follows:

	At September 30,
Deferred tax assets:	2013	2012
Net operating loss carryforwards	$19,576,000	$20,350,000
Research and development credit	2,257,000	2,206,000
Share-based compensation	526,000	600,000
Equipment	(18,000)	-
Patents	230,000	229,000
Accruals and other	463,000	509,000
State tax deduction	(2,000)	(2,000)
Federal AMT Credit	49,000	49,000
Allowances	127,000	184,000
Gross deferred tax asset	23,208,000	24,125,000
Less valuation allowance	(23,208,000)	(24,125,000)
	$-	$-

 At September 30, 2013, the Company had net deferred tax assets of approximately $23,208,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2013, the Company, for federal income tax purposes, had NOL carryforwards of approximately $51,722,000, which expire through 2028. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2013, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $386,000.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes.” The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company has an estimated $1,741,000 and $728,000 of federal and state R&D tax credits, respectively, at September 30, 2013, a portion of which began to expire in the 2012 tax year. Further, due to a change in California tax law in fiscal year 2008, NOL carryforwards were not able to be used in tax years 2008, 2009, 2010 and 2011, and R&D credit utilization was limited to fifty percent of the Company’s net tax in tax years 2008 and 2009.

The Company did not record a tax provision during the year ended September 30, 2013 as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. The Company also amended its federal tax returns for the years ended September 30, 2009 and 2010 and filed its federal tax return for the year ended September 30, 2011, during the fiscal year ended September 30, 2012, resulting in a federal income tax benefit of $152,333. Of this benefit, $112,009 was received from the Internal Revenue Service in the year ended September 30, 2012, and the remaining $40,324 was received in the year ended September 30, 2013.

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

11. COMMITMENTS AND CONTINGENCIES

Facility Lease

On November 29, 2011, the Company entered into a new lease for 31,360 square feet to replace the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2012 and will expire June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and will be $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2013 and 2012 was $269,273 and $209,401, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2014	337,848
2015	341,659
2016	374,731
2017	389,276
2018	285,804
2019	-
$1,729,318

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

Bonus Plan

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2012. In fiscal 2013 and 2012, the Company did not accrue any bonus expense as the Company did not achieve targeted objectives for the year.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2013 and 2012, the Company made matching contributions of $124,391 and $170,321, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

On July 24, 2012, the Company was served with a complaint filed in the Delaware Court of Chancery by Iroquois Master Fund Ltd. (“Iroquois”), a shareholder of the Company, against the Company’s board of directors (the “Board”), its Chief Executive Officer and Chief Financial Officer (the “Delaware Litigation”). The action was a purported derivative action which alleged breach of fiduciary duty and other claims against the individual defendants based on the issuance of stock options to them, which the plaintiff alleged were granted in violation of the terms of the Company’s 2005 Equity Incentive Plan. The Company was also named in the action as a nominal defendant against which no recovery was sought. The plaintiff sought rescission or repricing of the stock options at issue and other damages, purportedly on behalf of the Company.

On January 17, 2013, the Company received a notice and a Schedule 13D was filed by Iroquois with the SEC announcing Iroquois’ intention to nominate a slate of five directors to stand for election at the Company’s 2013 Annual Meeting of Stockholders. On May 21, 2013, the Company entered into an agreement (the “Settlement Agreement”) with Iroquois to settle the potential proxy contest pertaining to the election of directors to the Board at the Company’s annual meeting. Also as part of the settlement, the Company and Iroquois agreed to execute a Stipulation of Settlement seeking to settle the Delaware Litigation. Following a hearing on September 10, 2013, the Delaware Court issued an Order and Final Judgment approving the Stipulation of Settlement as proposed.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2013, or 2012.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All new Directors and Officers subsequent to June 2013 have and will also execute indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or reasonably estimable. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2013, or 2012.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2013, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards for an aggregate of 3,250,000 shares of common stock to employees, directors or consultants. The total 2005 Equity Plan reserve includes these shares and shares reserved under other plans prior to the 2005 Equity Plan, allowing for the issuance of up to 4,999,564 shares. At September 30, 2013, there were options outstanding covering 2,394,476 shares of common stock under the 2005 Equity Plan and 1,512,634 shares of common stock available for grant for a total of 3,907,110 currently available under the 2005 Equity Plan.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $736,378 and $684,451 of stock compensation expense for the years ended September 30, 2013 and 2012, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2013 and 2012 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2013			2012
Volatility	74.0%	-	81.0%	81.0%	-	82.0%
Risk-free interest rate	0.93%	-	1.70%	0.8%	-	1.1%
Forfeiture rate	10.0%			10.0%
Dividend yield	0.0%			0.0%
Expected life in years	6.4			5.4	-	6.4
Weighted average fair value of options granted during the period	$0.86			$0.88

The Company has never paid cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options is ten years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2013, there was approximately $400,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans, as well as options granted outside such plans as of September 30, 2013 and 2012, is presented below:

	Number of Shares	Weighted Average Exercise Price
Fiscal 2012:
Outstanding October 1, 2011	4,181,339	$2.40
Granted	1,237,500	$1.33
Forfeited/expired	(1,955,500)	$3.67
Outstanding September 30, 2012	3,463,339	$1.31
Exercisable September 30, 2012	2,575,857	$1.25

Fiscal 2013:
Outstanding October 1, 2012	3,463,339	$1.31
Granted	804,500	$2.88
Forfeited/expired	(1,347,157)	$1.48
Exercised	(526,206)	$0.65
Outstanding September 30, 2013	2,394,476	$1.89
Exercisable September 30, 2013	2,059,256	$1.82

Weighted average fair value of options granted during the year		$0.86

Under the Stipulation of Settlement, Thomas R. Brown, President and Chief Executive Officer of the Company, agreed to increase the exercise price of the option granted to Mr. Brown in May 2012 for 750,000 shares from $1.33 to $3.00 per share. The table above reflects the option modification as an exchange of the original award, by reflecting the forfeiture of the original award at $1.33 and the grant of the modified award at $3.00.

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2013 was $483,392 and $464,364, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.45 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2013 was $391,238 and cash received from these exercises was $340,450. There were no stock options exercised in the year ended September 30, 2012. The Company recognized $391,238 as a tax benefit in the income tax provision for the year ended September 30, 2013.The Company did not recognize any tax benefit for exercised stock options in the year ended September 30, 2012.

The following table summarizes information about stock options outstanding at September 30, 2013:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.46	-	$1.00	333,976	0.30	$0.49	329,976	$0.48
$1.01	-	$1.50	906,500	4.26	$1.27	776,843	$1.26
$1.51	-	$2.00	12,500	6.88	$1.57	6,156	$1.63
$2.01	-	$2.50	276,000	7.22	$2.26	274,125	$2.26
$2.51	-	$3.13	865,500	7.78	$2.95	672,156	$2.94
$0.46	-	$3.13	2,394,476	5.34	$1.89	2,059,256	$1.82

Under the Stipulation of Settlement, Thomas R. Brown agreed to increase the exercise price of the option granted to Mr. Brown in May 2012 for 750,000 shares from $1.33 to $3.00 per share. This price change was effective on September 10, 2013. The remaining exercise period and term did not change, and as per ASC 718 “Compensation—Stock Compensation”, the Company is required to recognize compensation cost for an equity award at least equal to the fair value of the award at the grant date. As a result, compensation expense was not reduced as a result of this change.

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $736,378 and $684,451, respectively, for the fiscal years ended September 30, 2013 and 2012. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2013	2012
Cost of revenue	$7,336	$21,662
Selling, general and administrative	681,147	603,989
Research and development	47,895	58,800
Total	$736,378	$684,451

 13. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2013, the Company issued 526,206 shares of common stock and obtained gross proceeds of $340,450 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2013 or 2012.

Stock Purchase Warrants

At September 30, 2013 and 2012, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

14. NET INCOME PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per-share market value, would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended September 30,
	2013	2012
Basic
Income available to common stockholders	$1,262,812	$1,462,020
Weighted average common shares outstanding	32,464,935	32,374,499
Basic income per common share	$0.04	$0.05

Diluted
Income available to common stockholders	$1,262,812	$1,462,020
Weighted average common shares outstanding	32,464,935	32,374,499
Assumed exercise of dilutive options and warrants	455,084	641,456
Weighted average dilutive shares outstanding	32,920,019	33,015,955
Diluted income per common share	$0.04	$0.04

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,057,000	800,700
Warrants	1,627,945	1,627,945
Total	3,684,945	2,428,645

15. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2013, revenues from three customers accounted for 15%, 14% and 10% of total revenues. No other single customer represented more than 10% of total revenues. For the fiscal year ended September 30, 2012, revenues from one customer accounted for 36% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

Years Ended September 30,	2013	2012
Revenues
United States	$7,096,257	$9,358,311
Other	9,991,673	5,434,027
Total Revenues	$17,087,930	$14,792,338

16. RELATED PARTY

Elwood G. Norris was previously an officer and Chairman of the Board of the Company. The Company entered into a consulting arrangement with Mr. Norris on June 4, 2010, concurrent with him resigning from the Board, whereby he provided consulting and advisory services to the Company in exchange for a quarterly consulting fee of $5,000 through May 31, 2012. The Company paid Mr. Norris consulting fees of $13,333 during the year ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
November 21, 2013

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

Date: November 21, 2013	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2013	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 21, 2013	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: November 21, 2013	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: November 21, 2013	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

Date: November 21, 2013	By	/s/ DENNIS J. WEND
Dennis J. Wend Director

S-1