Form 10-Q
period 2013-12-31
LRAD Corp
filed 2014-02-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 29, 2014 was 33,133,380.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (Unaudited)	September 30, 2013

ASSETS
Current assets:
Cash	$18,086,313	$15,805,195
Accounts receivable, less allowance of $0 and $3,772 for doubtful accounts	1,901,232	4,958,532
Inventories, net	5,344,853	4,587,750
Prepaid expenses and other	512,721	1,003,875
Total current assets	25,845,119	26,355,352

Property and equipment, net	328,535	237,377
Intangible assets, net	50,162	51,650
Prepaid expenses and other - noncurrent	867,641	914,516
Total assets	$27,091,457	$27,558,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$568,968	$1,596,409
Accrued liabilities	1,239,459	1,054,968
Total current liabilities	1,808,427	2,651,377
Other liabilities - noncurrent	146,777	146,109
Total liabilities	1,955,204	2,797,486
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,205,373 and 32,900,705 shares issued and outstanding, respectively	332	329
Treasury stock, at cost, 19,796 shares	(37,420)	-
Additional paid-in capital	87,715,532	87,434,834
Accumulated deficit	(62,542,191)	(62,673,754)
Total stockholders' equity	25,136,253	24,761,409
Total liabilities and stockholders' equity	$27,091,457	$27,558,895

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2013	2012

Revenues:
Product sales	$3,556,062	$2,762,345
Contract and other	266,568	217,762
Total revenues	3,822,630	2,980,107
Cost of revenues	1,878,079	1,494,284

Gross profit	1,944,551	1,485,823

Operating expenses:
Selling, general and administrative	1,424,544	1,172,475
Research and development	393,541	421,921
Total operating expenses	1,818,085	1,594,396

Income (loss) from operations	126,466	(108,573)

Other income	5,197	8,197

Income (loss) from operations before income taxes	131,663	(100,376)
Income tax expense	100	-
Net income (loss)	$131,563	(100,376)

Net income per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average common shares outstanding:
Basic	33,028,646	32,399,199
Diluted	33,473,582	32,399,199

See accompanying notes

 LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2013	2012
Operating Activities:
Net income (loss)	$131,563	$(100,376)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,203	30,716
Provision for doubtful accounts	(3,772)	(200)
Warranty provision	14,361	(9,445)
Inventory obsolescence	(4,414)	(29,701)
Share-based compensation	149,814	205,978
Loss on sale or impairment of patents	-	5,138
Changes in operating assets and liabilities:
Accounts receivable	3,061,072	3,249,384
Inventories	(752,689)	(1,050,152)
Prepaid expenses and other	491,154	84,902
Prepaid expenses and other - noncurrent	46,875	46,875
Accounts payable	(1,027,441)	(204,313)
Warranty settlements	(11,362)	(4,275)
Accrued and other liabilities	182,160	113,452
Net cash provided by operating activities	2,312,524	2,337,983

Investing Activities:
Capital expenditures	(124,793)	(76,655)
Patent costs paid	(80)	(983)
Net cash used in investing activities	(124,873)	(77,638)

Financing Activities:
Repurchase of common stock	(99,597)	-
Proceeds from exercise of stock options	193,064	19,228
Net cash provided by financing activities	93,467	19,228

Net increase in cash	2,281,118	2,279,573
Cash, beginning of period	15,805,195	13,859,505
Cash, end of period	$18,086,313	$16,139,078

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$100	$(40,324)

See accompanying notes

 LRAD Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North and South America, Europe, the Middle East and Asia.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on November 21, 2013. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The Company has a currently inactive wholly owned subsidiary, LRAD International Corporation, which the Company formed to conduct international marketing, sales and distribution activities. The condensed consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a liability related to an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The presentation of unrecognized tax benefits as a reduction of a deferred tax asset is consistent with an entity’s analysis of the realizability of its deferred tax assets and, as a result, is not expected to change an entity’s assessment of realizability. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2013	September 30, 2013
Raw materials	$4,303,861	$3,941,203
Finished goods	1,160,901	605,240
Work in process	193,196	358,826
	5,657,958	4,905,269
Reserve for obsolescence	(313,105)	(317,519)
	$5,344,853	$4,587,750

 5. PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following:

	December 31, 2013	September 30, 2013

Office furniture and equipment	$775,301	$769,799
Machinery and equipment	727,094	607,803
Leasehold improvements	55,298	55,298
	1,557,693	1,432,900
Accumulated depreciation	(1,229,158)	(1,195,523)
	$328,535	$237,377

	Three months ended December 31,
	2013	2012
Depreciation expense	$33,635	$24,916

  6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2013	2013

Payroll and related	$577,185	$650,125
Accrued contract costs	295,551	197,034
Warranty reserve	195,057	189,277
Deferred revenue and other	171,666	18,532
Total	$1,239,459	$1,054,968

Other liabilities - noncurrent consisted of the following:

Deferred rent	$126,076	$122,627
Extended warranty	20,701	23,482
Total	$146,777	$146,109

Warranty Reserve

Changes in the warranty reserve during the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
	2013	2012
Beginning balance	$212,759	$204,313
Warranty provision	14,361	(9,445)
Warranty settlements	(11,362)	(4,275)
Ending balance	$215,758	$190,593

	December 2013	September 2013
Short-term warranty reserve	$195,057	$189,277
Long-term warranty reserve	20,701	23,482
	$215,758	$212,759

7. INCOME TAXES

At December 31, 2013, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision during the three months ended December 31, 2013 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset any state taxes during the 2014 fiscal year.

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

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, which provided unlimited FDIC insurance for all funds in non-interest bearing transaction accounts through December 31, 2012. Beginning on January 1, 2013, the FDIC coverage includes all deposit accounts up to $250,000 per depositor for each insured bank. In addition, the Company’s security account is protected by coverage offered by the Securities Investor Protection Corporation (“SIPC”) up to $500,000, which is inclusive of up to $250,000 of protection for claims for cash. The Company’s exposure for amounts in excess of these insured limits at December 31, 2013 was approximately $17,800,000. The Company has not experienced any losses in such accounts.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2014 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2013. During the three months ended December 31, 2013 and 2012, the Company did not record any bonus expense in connection with the respective 2014 or 2013 plans.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2013, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At December 31, 2013, there were options outstanding covering 2,712,000 shares of common stock under the 2005 Equity Plan and an additional 837,634 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2013	2,394,476	$1.89
Granted	682,500	$1.73
Forfeited/expired	(7,500)	$1.93
Exercised	(357,476)	$.54
Outstanding December 31, 2013	2,712,000	$2.02
Exercisable December 31, 2013	1,957,140	$2.08

Options outstanding are exercisable at prices ranging from $0.93 to $3.13 and expire over the period from 2014 to 2023 with an average life of 6.2 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $643,465 and $497,002, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended December 31,
	2013	2012
Cost of revenue	$2,058	$3,899
Selling, general and administrative	131,176	189,831
Research and development	16,580	12,248
Total	$149,814	$205,978

 The employee stock options granted in the three months ended December 31, 2013 and 2012 had a weighted-average estimated fair value of $0.85 per share and $0.70 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended December 31,
	2013			2012
Volatility	65.0%	-	76.0%	81.0%
Risk-free interest rate	0.6%	-	2.0%	0.9%
Forfeiture rate		10.0%		10.0%
Dividend yield		0.0%		0.0%
Expected life in years	3.2	-	6.5	6.4

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

Since the Company has an NOL carryforward as of December 31, 2013, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2013 and 2012. As of December 31, 2013, there was approximately $800,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.7 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2013:

	Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity
Balances, September 30, 2013	32,900,705	$329		$87,434,834	$(62,673,754)	$24,761,409
Issuance of common stock upon exercise of stock options, net	357,476	4		193,060		193,064
Share-based compensation expense				149,814		149,814
Repurchase of common stock	(33,012)	(1)		(62,176)		(62,177)
Treasury shares	(19,796)		$(37,420)			(37,420)
Net income					131,563	131,563
Balances, December 31, 2013	33,205,373	$332	$(37,420)	$87,715,532	$(62,542,191)	$25,136,253

Stock Purchase Warrants

At December 31, 2013, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the quarter ended December 31, 2013, the Company purchased 52,808 shares at an average price paid per share of $1.89 for a total cost of $99,597. At December 31, 2013, 33,012 of these shares were retired, and 19,796 were reported as treasury shares.

11. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2013	2012
Basic
Income (loss) available to common stockholders	$131,563	$(100,376)
Weighted average common shares outstanding	33,028,646	32,399,199
Basic income (loss) per common share	$0.00	$0.00

Diluted
Income (loss) available to common stockholders	$131,563	$(100,376)
Weighted average common shares outstanding	33,028,646	32,399,199
Assumed exercise of dilutive options and warrants	444,936	-
Weighted average dilutive shares outstanding	33,473,582	32,399,199
Diluted income (loss) per common share	$0.00	$0.00

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,751,500	2,617,857
Warrants	1,627,945	1,627,945
Total	3,379,445	4,245,802

 12. MAJOR CUSTOMERS

For the three months ended December 31, 2013, revenues from one customer accounted for 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2013, accounts receivable from four customers accounted for 31%, 19%, 11% and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2012, revenues from two customers accounted for 28% and 13% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2012, accounts receivable from three customers accounted for 26%, 25% and 14% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2013.

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

Overview

Our Company develops and delivers highly intelligible, directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. In 2007, we completely redesigned our LRAD products, introducing the LRAD-X product line, with improved quality and functionality. Through increased focus and investment in worldwide sales and marketing activities, our Long Range Acoustic Device® or LRAD pioneered a new worldwide market, selling into over 65 countries, for directional long-range acoustic hailing devices (“AHDs”).

Revenues in the quarter ended December 31, 2013, were $3,822,630, compared to $2,980,107 in the quarter ended December 31, 2012. The increase in revenues was primarily due to strong sales for oil platforms and vessels as well as in the public safety and security sectors. In addition, a $1.3 million order for a national police force in Southeast Asia was scheduled to ship in the first fiscal quarter, but was delayed due to a supply issue and will now ship in the second fiscal quarter. The international market continues to be a large opportunity for us, particularly in the public safety and security sectors. We continue to pursue funding opportunities for our products with the U.S. Army as the 2014 U.S. Department of Defense (“DOD”) appropriations bill is being finalized and the 2015 DOD appropriations bill is being developed. In addition, we have increased selling efforts in the mass notification market where our regular and smaller-sized LRAD 360X omnidirectional products provide an effective solution. Gross margin was 51% of net revenues in the quarter ended December 31, 2013, compared to 50% of net revenues in the prior year first quarter. Operating expenses increased by $223,689 or 14%, primarily due to an increase in our business development team to allow us to support our expanded selling efforts, particularly in the mass notification market. On a quarter over quarter basis, our revenues are expected to remain uneven.

Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings more than 3,500 meters. The LRAD-X product line features improved voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands, prerecorded messages in multiple languages, and deterrent tones, the LRAD creates large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems from single operator portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our current LRAD-X product line includes the following:

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

In 2012, to meet the needs of the growing worldwide mass notification market, and taking advantage of our LRAD technology, we designed and developed the LRAD 360. Most mass notification systems are primarily sirens. In addition to a loud deterrent tone, the LRAD 360 provides the same highly intelligible voice clarity as the rest of the LRAD product line. However, it is designed to transmit communications and warnings over a 360-degree area, unlike the more directional LRAD products. We are in the process of developing a product line to meet this market and have launched the following products to date:

•

LRAD 360X—launched in fiscal 2012 —is designed with 360-degree directionality to provide features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including tsunami, hurricane and tornado warnings and communications, campus and military base alerts, border and perimeter security, wildlife safety and control and asset protection.

•	LRAD 360Xm—launched in 2013—a smaller version of the LRAD 360X product for use in smaller applications.

Overall Business Outlook

We are experiencing positive response and increased acceptance of our products. We believe we have a solid technology and product foundation with our LRAD-X product line, and we have expanded our product line to service new markets and customers for greater business growth. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue to expand our selling efforts internationally, especially in the Middle East and South America where we believe there is greater opportunity for the sale of our products. We also plan to continue to expand our presence in the mass notification market with our LRAD 360X product line. Our selling network has expanded through the addition of business development employees as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2014 due to continuing international economic and geopolitical conditions in certain regions. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions as the U.S. government tries to reduce our national debt. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2013. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2013		December 31, 2012
		% of Net		% of Net		Increase/(Decrease)
	Amount	Revenue	Amount	Revenue		Amount	%
Revenues:
Product sales	$3,556,062	93.0%	$2,762,345	92.7%		$793,717	28.7%
Contract and other	266,568	7.0%	217,762	7.3%		48,806	22.4%
	3,822,630	100.0%	2,980,107	100.0%		842,523	28.3%

Cost of revenues	1,878,079	49.1%	1,494,284	50.1%		383,795	25.7%
Gross profit	1,944,551	50.9%	1,485,823	49.9%		458,728	30.9%

Operating Expenses:
Selling, general and administrative	1,424,544	37.3%	1,172,475	39.3%		252,069	21.5%
Research and development	393,541	10.3%	421,921	14.2%		(28,380)	(6.7%	)
	1,818,085	47.6%	1,594,396	53.5%		223,689	14.0%

Income (loss) from operations	126,466	3.3%	(108,573)	(3.6%	)	235,039	216.5%

Other Income	5,197	0.1%	8,197	0.2%		(3,000)	(36.6%	)

Income (loss) from operations before income taxes	131,663	3.4%	(100,376)	(3.4%	)	232,039	231.2%
Income tax expense	100	0.0%	-	0.0%		100	na
Net income (loss)	$131,563	3.4%	$(100,376)	(3.4%	)	$231,939	231.1%

  The increase in revenues was primarily due to strong sales for oil platforms and vessels as well as public safety orders. In addition, a $1.3 million order for a national police force in Southeast Asia was scheduled to ship in the first fiscal quarter, but was delayed due to a supply issue and will now ship in the second fiscal quarter. Uncertainty on U.S. defense spending continued through the current quarter. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At December 31, 2013, we had aggregate deferred revenue of $171,666 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected an increase of $219,983 for consulting fees and salaries as a result of hiring additional business development personnel, $51,832 for commission expense to third party representatives, $32,543 for trade shows, $31,806 for increased travel and $3,336 for other reductions. These expenses were partially offset by a decrease of $58,655 for non-cash share-based compensation expense due to fully vested stock options and $28,776 for legal fees.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2013 and 2012 of $131,176 and $189,831, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased compared to the prior year primarily due to favorable travel expenses.

Included in research and development expenses for the three months ended December 31, 2013 and 2012 was $16,580 and $12,248 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2014 and 2013 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The increase in net income was primarily due to the increase in revenues and gross margin, partially offset by increased expense for business development personnel and consultants to increase selling efforts.

Liquidity and Capital Resources

Cash at December 31, 2013 was $18,086,313, compared to $15,805,195 at September 30, 2013. The change in cash was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2013, partially offset by a decrease in accounts payable as we paid for the inventory purchases required for fourth quarter shipments and an increase in inventory based on forecasted requirements. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Three months ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	2,312,524	2,337,983
Investing activities	(124,873)	(77,638)
Financing activities	93,467	19,228

Operating Activities

Net income of $131,563 for the three months ended December 31, 2013 was adjusted for $191,192 of non-cash items that include share-based compensation expense, depreciation and amortization and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $3,061,072 due to collections from a high year-end balance, a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $538,029, primarily for the receipt of a reimbursement from our insurance company related to last year’s lawsuit, and an increase in accrued and other liabilities of $182,160. Cash used in operating activities included accounts payable of $1,027,441 for payment of year-end inventory requirements, increased inventories of $752,689 based on our current sales forecast and $11,362 used for warranty settlements. Net loss of $100,376 for the three months ended December 31, 2012 was adjusted for $202,486 of non-cash items that include share-based compensation expense, depreciation and amortization, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected a decrease in accounts receivable of $3,249,384, a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $131,777, and an increase in accrued and other liabilities of $113,452. Cash used in operating activities included a $1,050,152 increase in inventory, a $204,313 decrease in accounts payable, and $4,275 for warranty settlements.

We had accounts receivable of $1,901,232 at December 31, 2013, compared to $4,958,532 at September 30, 2013. The level of trade accounts receivable at December 31, 2013 represented approximately 46 days of revenues for the quarter compared to 52 days of revenues for the quarter at September 30, 2013. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At December 31, 2013 and September 30, 2013, our working capital was $24,036,692 and $23,703,975, respectively.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $124,873 and $77,638 for the three months ended December 31, 2013 and 2012, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2014.

Financing Activities

In the three months ended December 31, 2013 and 2012, we received $193,064 and $19,228, respectively, from the exercise of stock options. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the quarter ended December 31, 2013, the Company purchased 52,808 of its outstanding shares at an average price paid per share of $1.89 for a total cost of $99,597, with none repurchased in the prior year.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the three months ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash. The Company’s exposure to market risk for changes in interest rates is minimal as a result of maintaining cash in savings accounts and short term money market accounts. The Company currently does not have any debt that could be subject to interest fluctuation or market risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

In August 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. Shares repurchased under the plan have been, or will be, retired. At December 31, 2013, we held 19,796 of treasury shares. The following table discloses the stock repurchases during the quarter ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program

October 1, 2013 - October 31, 2013	----	----	----	$4,000,000
November 1, 2013 - November 30, 2013	----	----	----	$4,000,000
December 1, 2013 - December 31, 2013	52,808	$1.89	52,808	$3,900,403
Total	52,808		52,808

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: February 4, 2014	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)