Form 10-Q
period 2014-03-31
LRAD Corp
filed 2014-05-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 1, 2014 was 33,061,925.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	September 30, 2013

ASSETS
Current assets:
Cash	$18,532,262	$15,805,195
Accounts receivable, less allowance of $11,809 and $3,772 for doubtful accounts	2,760,400	4,958,532
Inventories, net	5,494,742	4,587,750
Prepaid expenses and other	626,177	1,003,875
Total current assets	27,413,581	26,355,352

Property and equipment, net	356,840	237,377
Intangible assets, net	45,292	51,650
Prepaid expenses and other - noncurrent	820,766	914,516
Total assets	$28,636,479	$27,558,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,117,620	$1,596,409
Accrued liabilities	1,654,991	1,054,968
Total current liabilities	2,772,611	2,651,377
Other liabilities - noncurrent	159,441	146,109
Total liabilities	2,932,052	2,797,486
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,205,373 and 32,900,705 shares issued and outstanding, respectively	331	329
Additional paid-in capital	87,720,361	87,434,834
Accumulated deficit	(62,016,265)	(62,673,754)
Total stockholders' equity	25,704,427	24,761,409
Total liabilities and stockholders' equity	$28,636,479	$27,558,895

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013

Revenues:
Product sales	$5,113,660	$2,887,467	$8,669,722	$5,649,812
Contract and other	273,646	302,343	540,214	520,105
Total revenues	5,387,306	3,189,810	9,209,936	6,169,917
Cost of revenues	2,658,050	1,827,741	4,536,129	3,322,025

Gross profit	2,729,256	1,362,069	4,673,807	2,847,892

Operating expenses:
Selling, general and administrative	1,630,965	1,370,259	3,055,509	2,542,734
Research and development	575,851	456,747	969,392	878,668
Total operating expenses	2,206,816	1,827,006	4,024,901	3,421,402

Income (loss) from operations	522,440	(464,937)	648,906	(573,510)

Other income	5,086	7,159	10,283	15,356

Income (loss) from operations before income taxes	527,526	(457,778)	659,189	(558,154)
Income tax expense	1,600	1,600	1,700	1,600
Net income (loss)	$525,926	$(459,378)	$657,489	$(559,754)

Net income per common share
Basic	$0.02	$(0.01)	$0.02	$(0.02)
Diluted	$0.02	$(0.01)	$0.02	$(0.02)
Weighted average common shares outstanding:
Basic	33,133,915	32,399,199	33,080,702	32,397,168
Diluted	34,040,509	32,399,199	33,756,467	32,397,168

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$657,489	$(559,754)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,436	67,524
Provision for doubtful accounts	8,036	(400)
Warranty provision	83,518	6,468
Inventory obsolescence	(33,088)	(213,520)
Share-based compensation	341,422	390,303
Loss on sale or impairment of patents	6,980	5,138
Changes in operating assets and liabilities:
Accounts receivable	2,190,096	3,165,331
Inventories	(873,904)	(1,539,679)
Prepaid expenses and other	377,698	42,568
Prepaid expenses and other - noncurrent	93,750	93,750
Accounts payable	(478,789)	243,134
Warranty settlements	(36,069)	(5,776)
Accrued and other liabilities	565,906	295,523
Net cash provided by operating activities	2,990,481	1,990,610

Investing Activities:
Capital expenditures	(203,876)	(82,925)
Patent costs paid	(3,645)	(2,733)
Net cash used in investing activities	(207,521)	(85,658)

Financing Activities:
Repurchase of common stock	(248,957)	-
Proceeds from exercise of stock options	193,064	19,228
Net cash (used in) provided by financing activities	(55,893)	19,228

Net increase in cash	2,727,067	1,924,180
Cash, beginning of period	15,805,195	13,859,505
Cash, end of period	$18,532,262	$15,783,685

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$100	$(38,724)

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a liability related to an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The presentation of unrecognized tax benefits as a reduction of a deferred tax asset is consistent with an entity’s analysis of the realizability of its deferred tax assets and, as a result, is not expected to change an entity’s assessment of realizability. For public companies, this guidance is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance for the interim period beginning January 1, 2014. Such adoption did not have a material impact on our financial statements.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2014	September 30, 2013
Raw materials	$4,419,252	$3,941,203
Finished goods	774,971	605,240
Work in process	584,950	358,826
	5,779,173	4,905,269
Reserve for obsolescence	(284,431)	(317,519)
	$5,494,742	$4,587,750

 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2014	September 30, 2013

Machinery and equipment	$801,044	$607,803
Office furniture and equipment	737,220	769,799
Leasehold improvements	56,638	55,298
	1,594,902	1,432,900
Accumulated depreciation	(1,238,062)	(1,195,523)
	$356,840	$237,377

	Six months ended March 31,
	2014	2013
Depreciation expense	$84,413	$55,898

6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31, 2014	September 30, 2013

Payroll and related	$620,975	$650,125
Deferred revenue and other	408,056	18,532
Accrued contract costs	394,068	197,034
Warranty reserve	230,292	189,277
Income tax liability	1,600	-
Total	$1,654,991	$1,054,968

Other liabilities - noncurrent consisted of the following:

Deferred rent	$129,525	$122,627
Extended warranty	29,916	23,482
Total	$159,441	$146,109

Deferred Revenue

Deferred revenue at March 31, 2014 included $408,056 for prepayments from customers in advance of product shipment compared to $18,532 at September 31, 2014.

Warranty Reserve

Changes in the warranty reserve during the three and six months ended March 31, 2014 and 2013 were as follows:

	Three month ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Beginning balance	$215,758	$190,593	$212,759	$204,313
Warranty provision	69,157	15,913	83,518	6,468
Warranty settlements	(24,707)	(1,501)	(36,069)	(5,776)
Ending balance	$260,208	$205,005	$260,208	$205,005

	March 31, 2014	September 30, 2013	March 31, 2014	September 30, 2013
Short-term warranty reserve	$230,292	$189,277	$230,292	$189,277
Long-term warranty reserve	29,916	23,482	29,916	23,482
	$260,208	$212,759	$260,208	$212,759

7. INCOME TAXES

At March 31, 2014, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded only the minimum tax provision for California during the six months ended March 31, 2014 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset any state taxes during the 2014 fiscal year.

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

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The FDIC coverage includes all deposit accounts up to $250,000 per depositor for each insured bank. In addition, the Company’s security account is protected by coverage offered by the Securities Investor Protection Corporation up to $500,000, which is inclusive of up to $250,000 of protection for claims for cash. The Company’s exposure for amounts in excess of these insured limits at March 31, 2014 was approximately $18,200,000. The Company has not experienced any losses in such accounts.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2014 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2013. During the six months ended March 31, 2014, we accrued $338,151 for bonuses and related payroll tax expenses in connection with the 2014 plan. The Company did not record any bonus expense during the six months ended March 31, 2013 in connection with the 2013 plan.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2014, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At March 31, 2014, there were options outstanding covering 2,809,042 shares of common stock under the 2005 Equity Plan and an additional 740,592 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2013	2,394,476	$1.89
Granted	782,500	$1.77
Forfeited/expired	(10,458)	$1.93
Exercised	(357,476)	$0.54
Outstanding March 31, 2014	2,809,042	$2.02
Exercisable March 31, 2014	2,087,673	$2.09

Options outstanding are exercisable at prices ranging from $0.93 to $3.13 and expire over the period from 2014 to 2023 with an average life of 6.1 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2014 was $996,539 and $739,751, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Cost of revenue	$4,409	$1,306	$6,467	$5,205
Selling, general and administrative	163,385	171,044	294,561	360,875
Research and development	23,814	11,975	40,394	24,223
Total	$191,608	$184,325	$341,422	$390,303

 The employee stock options granted in the six months ended March 31, 2014 and 2013 had a weighted-average estimated fair value of $0.85 per share and $0.70 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2014	2013
Volatility	54.0% - 76.0%	81.0%
Risk-free interest rate	0.6%-2.0%	0.9%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.2 - 6.5	6.4

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

Since the Company has an NOL carryforward as of March 31, 2014, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2014 and 2013. As of March 31, 2014, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.6 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2014:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2013	32,900,705	$329	$87,434,834	$(62,673,754)	$24,761,409
Issuance of common stock upon exercise of stock options, net	357,476	4	193,060		193,064
Share-based compensation expense			341,422		341,422
Repurchase of common stock	(133,073)	(2)	(248,955)		(248,957)
Net income				657,489	657,489
Balances, March 31, 2014	33,125,108	$331	$87,720,361	$(62,016,265)	$25,704,427

Stock Purchase Warrants

At March 31, 2014, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the six months ended March 31, 2014, the Company purchased 133,073 shares at an average price paid per share of $1.87 for a total cost of $248,957. At March 31, 2014, all repurchased shares were retired.

11. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Basic
Income (loss) available to common stockholders	$525,926	$(459,378)	$657,489	$(559,754)
Weighted average common shares outstanding	33,133,915	32,399,199	33,080,702	32,397,168
Basic income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.02)

Diluted
Income (loss) available to common stockholders	$525,926	$(459,378)	$657,489	$(559,754)
Weighted average common shares outstanding	33,133,915	32,399,199	33,080,702	32,397,168
Assumed exercise of dilutive options and warrants	906,594	-	675,765	-
Weighted average dilutive shares outstanding	34,040,509	32,399,199	33,756,467	32,397,168
Diluted income (loss) per common share	$0.02	$(0.01)	$0.02	$(0.02)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,146,000	2,284,657	1,236,000	2,284,657
Warrants	1,627,945	1,627,945	1,627,945	1,627,945
Total	2,773,945	3,912,602	2,863,945	3,912,602

12. MAJOR CUSTOMERS

For the three months ended March 31, 2014, revenues from one customer accounted for 25% of total revenues, and for the six months ended March 31, 2014, revenues from one customer accounted for 14% of revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2014, accounts receivable from three customers accounted for 29%, 17% and 16% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2013, revenues from three customers accounted for 20%, 15% and 14% of total revenues, respectively, and for the six months ended March 31, 2013, revenues from two customers accounted for 24% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2013, accounts receivable from four customers accounted for 34%, 14%, 12% and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenues in the quarter ended March 31, 2014, were $5,387,306, compared to $3,189,810 in the quarter ended March 31, 2013. The increase in revenues was primarily due to a $1.3 million order for a national police force in Southeast Asia, as well as a broad array of moderately sized orders for police and public safety, international defense and Navy, mass notification, perimeter security and maritime applications. We launched our newly designed mobile mass notification system which includes a self-contained, ruggedized trailer with an LRAD-360X unit mounted on a 30 foot telescoping mast. This product will provide mobility to our mass notification and emergency warning applications. International revenues continue strong with approximately 75% of year to date revenue from international markets. We continue to pursue funding opportunities for our products with the U.S. Army as the 2014 U.S. Department of Defense (“DOD”) appropriations bill is being finalized and the 2015 DOD appropriations bill is being developed. Gross margin was 51% of net revenues in the quarter ended March 31, 2014, compared to 43% of net revenues in the prior year’s second quarter. Operating expenses increased by $379,810 or 21%, primarily due to an increase in our business development team salaries, consultants and travel and a bonus accrual based on forecasted performance targets, partially offset by a decrease in legal expenses due to the lawsuit in the prior year. On a quarter over quarter basis, our revenues are expected to remain uneven.

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

In 2012, to meet the needs of the growing worldwide mass notification market, and taking advantage of our LRAD technology, we designed and developed the LRAD 360. Unlike most of the current mass notification systems marketed today, which are primarily sirens, the LRAD 360 provides the same highly intelligible voice clarity as the rest of the LRAD product line. The LRAD 360 is designed to transmit highly intelligible voice communications and warnings over a 360-degree area, unlike the more directional LRAD products. We are in the process of developing a product line to meet this market and have launched the following products to date:

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

•	LRAD 360Xm—launched in fiscal 2013—is a smaller version of the LRAD 360X product for use in smaller applications.

•

LRAD 360 Mobile Mass Notification System—launched in fiscal 2014—is an integrated, self-contained, ruggedized trailer that uses a telescoping/folding mast to deploy an LRAD 360 to a maximum height of 30 feet to enable highly intelligible voice communications for emergency warning and mass notification.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2014		March 31, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$5,113,660	94.9%	$2,887,467	90.5%	$2,226,193	77.1%
Contract and other	273,646	5.1%	302,343	9.5%	(28,697)	(9.5%)
	5,387,306	100.0%	3,189,810	100.0%	2,197,496	68.9%

Cost of revenues	2,658,050	49.3%	1,827,741	57.3%	830,309	45.4%
Gross profit	2,729,256	50.7%	1,362,069	42.7%	1,367,187	100.4%

Operating Expenses:
Selling, general and administrative	1,630,965	30.3%	1,370,259	43.0%	260,706	19.0%
Research and development	575,851	10.7%	456,747	14.3%	119,104	26.1%
	2,206,816	41.0%	1,827,006	57.3%	379,810	20.8%

Income (loss) from operations	522,440	9.7%	(464,937)	(14.6%)	987,377	212.4%

Other Income	5,086	0.1%	7,159	0.2%	(2,073)	(29.0%)

Income (loss) from operations before income taxes	527,526	9.8%	(457,778)	(14.4%)	985,304	215.2%
Income tax expense	1,600	0.0%	1,600	(0.0%)	-	na
Net income (loss)	$525,926	9.8%	$(459,378)	(14.4%)	$985,304	214.5%

The increase in revenues was primarily due to strong international sales across a broad variety of markets. Revenues include a $1.3 million order for a national police force in Southeast Asia. Uncertainty on U.S. defense spending continued through the current quarter. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At March 31, 2014, we had aggregate deferred revenue of $408,056 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue as well as favorable product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected an increase of $227,612 for accrued bonus for meeting forecasted performance targets, $161,559 for consulting fees and salaries as a result of adding business development personnel, $90,509 for travel expense, $35,041 for costs related to the annual stockholder meeting and increased board fees and $65,460 of other increases. These expenses were partially offset by a decrease of $319,475 for legal and other professional fees related to the lawsuit in the prior year.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2014 and 2013 of $163,385 and $171,044, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $88,191 for accrued bonus for meeting forecasted performance targets and $39,237 for increased salaries, partially offset by $8,324 of expense reductions.

Included in research and development expenses for the three months ended March 31, 2014 and 2013 was $23,814 and $11,975 of non-cash share-based compensation costs, respectively.

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

Net Income

The increase in net income was primarily due to the increase in revenues and gross margin, partially offset by an increase in operating expenses.

Comparison of Results of Operations for the Six Months Ended March 31, 2014 and 2013

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2014		March 31, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$8,669,722	94.1%	$5,649,812	91.6%	$3,019,910	53.5%
Contract and other	540,214	5.9%	520,105	8.4%	20,109	3.9%
Total revenues	9,209,936	100.0%	6,169,917	100.0%	3,040,019	49.3%

Cost of revenues	4,536,129	49.3%	3,322,025	53.8%	1,214,104	36.5%
Gross profit	4,673,807	50.7%	2,847,892	46.2%	1,825,915	64.1%

Operating expenses:
Selling, general and administrative	3,055,509	33.2%	2,542,734	41.2%	512,775	20.2%
Research and development	969,392	10.5%	878,668	14.3%	90,724	10.3%
Total operating expenses	4,024,901	43.7%	3,421,402	55.5%	603,499	17.6%

Income from operations	648,906	7.0%	(573,510)	(9.3%)	1,222,416	213.1%

Other income	10,283	0.1%	15,356	0.2%	(5,073)	(33.0%)

Income from continuing operations before income taxes	659,189	7.1%	(558,154)	(9.1%)	1,217,343	218.1%
Income tax expense (benefit)	1,700	0.0%	1,600	0.0%	100	6.3%
Net income	$657,489	7.1%	$(559,754)	(9.1%)	$1,217,243	217.5%

  The increase in revenues was primarily due to strong international sales across a number of markets, including oil platforms and vessels, police and public safety, international defense and Navy, mass notification, perimeter security and maritime applications. Uncertainty on U.S. defense spending continued through the current period. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At March 31, 2014, we had aggregate deferred revenue of $408,056 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the period was primarily due to increased revenue, favorable product mix, and increased fixed overhead absorption, partially offset by an increase in warranty expense as a result of a higher reserve related to increased shipments.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected an increase of $381,542 for consulting fees and salaries as a result of adding business development personnel, $227,612 for accrued bonus for meeting forecasted performance targets, $122,315 for travel expense, $61,012 for commission expense to third party representatives, $41,349 for costs related to the annual stockholder meeting and increased board fees and $93,511 of other increases. These expenses were partially offset by a decrease of $348,252 for legal and other professional fees related to the lawsuit in the prior year and $66,314 for lower non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2014 and 2013 of $294,561 and $360,875, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $88,191 for accrued bonus for meeting forecasted performance targets, $45,990 for increased salaries, and $9,118 of other unfavorable expenses. These expenses were partially offset by reductions of $32,776 for development costs and $19,799 for travel.

Included in research and development expenses for the six months ended March 31, 2014 and 2013 was $40,394 and $24,223 of non-cash share-based compensation costs, respectively.

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

Net Income

The increase in net income was primarily due to the increase in revenues and gross margin, partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Cash at March 31, 2014 was $18,532,262, compared to $15,805,195 at September 30, 2013. The change in cash was primarily the result of a reduction in accounts receivable from strong year-end shipments in September 30, 2013, partially offset by a decrease in accounts payable as we paid for the inventory purchases required for fourth quarter shipments and an increase in inventory based on forecasted requirements. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

Principal factors that could affect our liquidity include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets; and

•	value of shares repurchased.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Six months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	2,990,481	1,990,610
Investing activities	(207,521)	(85,658)
Financing activities	(55,893)	19,228

Operating Activities

Net income of $657,489 for the six months ended March 31, 2014 was adjusted for $494,304 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $2,190,096 due to collections from a high year-end balance, an increase in accrued and other liabilities of $565,906, primarily related to a bonus accrual and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $471,448, primarily for the receipt of a reimbursement from our insurance company related to the lawsuit in the prior year. Cash used in operating activities included increased inventories of $873,904 based on our current sales forecast, accounts payable of $478,789 for payment of year-end inventory requirements, and $36,069 used for warranty settlements. Net loss of $559,754 for the six months ended March 31, 2013 was adjusted for $255,513 of non-cash items that include share-based compensation expense, depreciation and amortization and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $3,165,331, an increase in accrued and other liabilities of $295,523, an increase in accounts payable of $243,134 and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $136,318. Cash used in operating activities included a $1,539,679 increase in inventory and $5,776 for warranty settlements.

We had accounts receivable of $2,760,400 at March 31, 2014, compared to $4,958,532 at September 30, 2013. The level of trade accounts receivable at March 31, 2014 represented approximately 46 days of revenues for the quarter compared to 52 days of revenues for the quarter at September 30, 2013. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At March 31, 2014 and September 30, 2013, our working capital was $24,640,970 and $23,703,975, respectively.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $207,521 and $85,658 for the six months ended March 31, 2014 and 2013, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2014.

Financing Activities

In the six months ended March 31, 2014 and 2013, we received $193,064 and $19,228, respectively, from the exercise of stock options. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the six months ended March 31, 2014, the Company purchased 133,073 of its outstanding shares at an average price paid per share of $1.87 for a total cost of $248,957, with none repurchased in the prior year.

Recent Accounting Pronouncements

There were no adopted or pending recent accounting pronouncements that are expected to have a material impact on our condensed consolidated financial statements for the six months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company’s cash. The Company’s exposure to market risk for changes in interest rates is minimal as a result of maintaining cash in savings accounts. The Company currently does not have any debt that could be subject to interest fluctuation or market risk.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. Shares repurchased under the plan have been, or will be, retired. At March 31, 2014, we did not hold any treasury shares. The following table discloses the stock repurchases during the quarter ended March 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program

January 1, 2014 - January 31, 2014	80,265	$1.86	133,073	$3,751,044
February 1, 2014 - February 28, 2014	----	----	----	$3,751,044
March 1, 2014 - March 31, 2014	----	----	----	$3,751,044
Total	80,265		133,073

Item 3. Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

__________

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LRAD CORPORATION

Date: May 7, 2014	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)