Form 10-Q
period 2014-06-30
LRAD Corp
filed 2014-08-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 31, 2014 was 33,002,099.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

LRAD Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	September 30,
	(Unaudited)	2013

ASSETS
Current assets:
Cash	$21,200,411	$15,805,195
Accounts receivable, less allowance of $9,488 and $3,772 for doubtful accounts	3,748,503	4,958,532
Inventories, net	4,731,999	4,587,750
Prepaid expenses and other	549,690	1,003,875
Total current assets	30,230,603	26,355,352

Property and equipment, net	336,649	237,377
Intangible assets, net	46,695	51,650
Prepaid expenses and other - noncurrent	773,891	914,516
Total assets	$31,387,838	$27,558,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$652,280	$1,596,409
Accrued liabilities	3,007,470	1,054,968
Total current liabilities	3,659,750	2,651,377
Other liabilities - noncurrent	160,847	146,109
Total liabilities	3,820,597	2,797,486
Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,002,099 and 32,900,705 shares issued and outstanding, respectively	330	329
Additional paid-in capital	87,640,361	87,434,834
Accumulated deficit	(60,073,450)	(62,673,754)
Total stockholders' equity	27,567,241	24,761,409

Total liabilities and stockholders' equity	$31,387,838	$27,558,895

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Product sales	$7,621,392	$1,905,518	$16,291,114	$7,555,330
Contract and other	382,696	252,126	922,910	772,231
Total revenues	8,004,088	2,157,644	17,214,024	8,327,561
Cost of revenues	2,955,292	1,242,190	7,491,421	4,564,215

Gross profit	5,048,796	915,454	9,722,603	3,763,346

Operating expenses:
Selling, general and administrative	2,488,284	1,607,237	5,543,793	4,149,971
Research and development	622,273	423,434	1,591,665	1,302,102
Total operating expenses	3,110,557	2,030,671	7,135,458	5,452,073

Income (loss) from operations	1,938,239	(1,115,217)	2,587,145	(1,688,727)

Other income	5,128	6,807	15,411	22,163

Income (loss) from operations before income taxes	1,943,367	(1,108,410)	2,602,556	(1,666,564)
Income tax expense	552	-	2,252	1,600
Net income (loss)	$1,942,815	$(1,108,410)	$2,600,304	$(1,668,164)

Net income per common share
Basic	$0.06	$(0.03)	$0.08	$(0.05)
Diluted	$0.06	$(0.03)	$0.08	$(0.05)
Weighted average common shares outstanding:
Basic	33,041,142	32,428,095	33,067,515	32,407,475
Diluted	33,185,564	32,428,095	33,342,311	32,407,475

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2014	2013
Operating Activities:
Net income (loss)	$2,600,304	$(1,668,164)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,534	106,485
Provision for doubtful accounts	5,716	(400)
Warranty provision	147,887	(834)
Inventory obsolescence	19,032	(219,419)
Share-based compensation	488,958	582,058
Loss on sale or impairment of patents	6,980	5,138
Changes in operating assets and liabilities:
Accounts receivable	1,204,313	4,351,696
Inventories	(163,281)	(1,913,407)
Prepaid expenses and other	454,185	(24,674)
Prepaid expenses and other - noncurrent	140,625	140,625
Accounts payable	(944,129)	(86,671)
Warranty settlements	(40,975)	(11,585)
Accrued and other liabilities	1,860,328	(30,927)
Net cash provided by operating activities	5,927,477	1,229,921

Investing Activities:
Capital expenditures	(242,483)	(134,349)
Patent costs paid	(6,348)	(2,734)
Net cash used in investing activities	(248,831)	(137,083)

Financing Activities:
Repurchase of common stock	(476,494)	-
Proceeds from exercise of stock options	193,064	105,228
Net cash (used in) provided by financing activities	(283,430)	105,228

Net increase in cash	5,395,216	1,198,066
Cash, beginning of period	15,805,195	13,859,505
Cash, end of period	$21,200,411	$15,057,571

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$325	$(38,724)

See accompanying notes

LRAD Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed sound technologies and products. The Company sells its proprietary sound reproduction technologies and products in markets around the world.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. ASU 2014-09 is effective for the Company starting in the first quarter of fiscal 2018. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

4. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2014	2013
Raw materials	$4,019,445	$3,941,203
Finished goods	686,523	605,240
Work in process	362,582	358,826
	5,068,550	4,905,269
Reserve for obsolescence	(336,551)	(317,519)
	$4,731,999	$4,587,750

 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2014	2013

Machinery and equipment	$824,549	$607,803
Office furniture and equipment	732,116	769,799
Leasehold improvements	56,638	55,298
	1,613,303	1,432,900
Accumulated depreciation	(1,276,654)	(1,195,523)
	$336,649	$237,377

	Nine months ended
	June 30,
	2014	2013
Depreciation expense	$143,211	$89,015

  6. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2014	2013

Payroll and related	$2,001,382	$650,125
Deferred revenue and other	594,173	18,532
Warranty reserve	291,798	189,277
Accrued contract costs	98,517	197,034
Customer deposits	20,000	-
Income tax liability	1,600	-
Total	$3,007,470	$1,054,968

Other liabilities - noncurrent consisted of the following:

Deferred rent	$132,974	$122,627
Extended warranty	27,873	23,482
Total	$160,847	$146,109

Payroll and related

Payroll and related at June 30, 2014 included $1,019,125 of accrued bonus and related payroll tax expenses and $691,241 of accrued third party sales commissions, compared to $0 and $393,026, respectively, at September 30, 2013.

Deferred Revenue

Deferred revenue at June 30, 2014 included $594,173 for prepayments from customers in advance of product shipment compared to $18,532 at September 30, 2013.

Warranty Reserve

Changes in the warranty reserve during the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three month ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$260,208	$205,005	$212,759	$204,313
Warranty provision	64,369	(7,302)	147,887	(834)
Warranty settlements	(4,906)	(5,809)	(40,975)	(11,585)
Ending balance	$319,671	$191,894	$319,671	$191,894

	June 30,	September 30,	June 30,	September 30,
	2014	2013	2014	2013
Short-term warranty reserve	$291,798	$189,277	$291,798	$189,277
Long-term warranty reserve	27,873	23,482	27,873	23,482
	$319,671	$212,759	$319,671	$212,759

7. INCOME TAXES

At June 30, 2014, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded only the minimum tax provision for California during the nine months ended June 30, 2014 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset most state taxes during the 2014 fiscal year.

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

8. COMMITMENTS AND CONTINGENCIES

Bank and Other Cash Equivalent Deposits in Excess of FDIC Insurance Limits

The Company maintains cash accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The FDIC coverage includes all deposit accounts up to $250,000 per depositor for each insured bank. In addition, the Company’s security account is protected by coverage offered by the Securities Investor Protection Corporation up to $500,000, which is inclusive of up to $250,000 of protection for claims for cash. The Company’s exposure for amounts in excess of these insured limits at June 30, 2014 was approximately $20,700,000. The Company has not experienced any losses in such accounts.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2014 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2013. During the nine months ended June 30, 2014, the Company accrued $1,019,125 for bonuses and related payroll tax expenses in connection with the 2014 plan. The Company did not record any bonus expense during the nine months ended June 30, 2013 in connection with the 2013 plan.

9. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2014, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At June 30, 2014, there were options outstanding covering 2,787,500 shares of common stock under the 2005 Equity Plan and an additional 762,134 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2014:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2013	2,394,476	$1.89
Granted	785,500	$1.77
Forfeited/expired	(35,000)	$2.01
Exercised	(357,476)	$0.54
Outstanding June 30, 2014	2,787,500	$2.02
Exercisable June 30, 2014	2,204,280	$2.10

Options outstanding are exercisable at prices ranging from $0.93 to $3.13 and expire over the period from 2014 to 2023 with an average life of 5.9 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2014 was $929,545 and $734,908, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$2,702	$1,180	$9,169	$6,385
Selling, general and administrative	125,407	178,777	419,968	539,652
Research and development	19,427	11,798	59,821	36,021
Total	$147,536	$191,755	$488,958	$582,058

The employee stock options granted in the nine months ended June 30, 2014 and 2013 had a weighted-average estimated fair value of $0.85 per share and $0.64 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2014			2013
Volatility	54.0%	-	76.0%	77.0%	-	81.0%
Risk-free interest rate	0.6%	-	2.0%	0.93%	-	1.08%
Forfeiture rate	10.0%			10.0%
Dividend yield	0.0%			0.0%
Expected life in years	3.2	-	6.5	6.4

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

Since the Company has an NOL carryforward as of June 30, 2014, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2014 and 2013. As of June 30, 2014, there was approximately $500,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.6 years.

10. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2014:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2013	32,900,705	$329	$87,434,834	$(62,673,754)	$24,761,409
Issuance of common stock upon exercise of stock options, net	357,476	4	193,060		193,064
Share-based compensation expense			488,958		488,958
Repurchase of common stock	(256,082)	(3)	(476,491)		(476,494)
Net income				2,600,304	2,600,304
Balances, June 30, 2014	33,002,099	$330	$87,640,361	$(60,073,450)	$27,567,241

Stock Purchase Warrants

At June 30, 2014, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the nine months ended June 30, 2014, the Company purchased 256,082 shares at an average price paid per share of $1.86 for a total cost of $476,494. At June 30, 2014, all repurchased shares were retired.

11. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) available to common stockholders	$1,942,815	$(1,108,410)	$2,600,304	$(1,668,164)

Denominator:
Weighted average common shares outstanding	33,041,142	32,428,095	33,067,515	32,407,475
Assumed exercise of dilutive options and warrants	144,422	0	274,796	0
Weighted average dilutive shares outstanding	33,185,564	32,428,095	33,342,311	32,407,475

Basic income (loss) per common share	$0.06	$(0.03)	$0.08	$(0.05)
Diluted income (loss) per common share	$0.06	$(0.03)	$0.08	$(0.05)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,215,000	2,870,639	1,215,000	2,870,639
Warrants	1,627,945	1,627,945	1,627,945	1,627,945
Total	2,842,945	4,498,584	2,842,945	4,498,584

12. MAJOR CUSTOMERS

For the three months ended June 30, 2014, revenues from one customer accounted for 50% of total revenues, and for the nine months ended June 30, 2014, revenues from one customer accounted for 23% of revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2014, accounts receivable from two customers accounted for 53% and 16% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2013, revenues from one customer accounted for 20% of total revenues, and for the nine months ended June 30, 2013, revenues from two customers accounted for 19% and 11% of revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2013, accounts receivable from six customers accounted for 18%, 17%, 12%, 11%, 11% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Overview

Our Company develops and delivers highly intelligible, directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 300 meters with our hand-held LRAD 100X to distances in excess of 3,500 meters with our LRAD 2000X. Since 1996, we have been at the forefront developing new acoustic innovations to project, focus, shape and control sound and we believe we have established a significant competitive advantage in our principal markets. In 2007, we completely redesigned our LRAD products, introducing the LRAD-X product line, with improved quality and functionality. Through increased focus and investment in worldwide sales and marketing activities, our Long Range Acoustic Device® or LRAD pioneered a new worldwide market, selling into over 70 countries, for directional long-range acoustic hailing devices (“AHDs”).

Revenues in the quarter ended June 30, 2014, were $8,004,088, compared to $2,157,644 in the quarter ended June 30, 2013. The increase in revenues was primarily driven by a $4 million order for LRAD-2000X and other units for perimeter and border security in the Middle East, a $760,000 order for LRAD-500X and LRAD-1000X model units for internal security and police in Northern Africa, a $763,000 order for bird mitigation for an international mining concern and other orders for police and public safety, international defense and Navy, mass notification, perimeter security and maritime applications. International revenues continue to drive our growth. We continue to pursue funding opportunities for our products with the U.S. Army as the 2014 U.S. Department of Defense (“DOD”) appropriations bill is being finalized and the 2015 DOD appropriations bill is being developed. Gross margin was very strong at 63% of net revenues in the quarter ended June 30, 2014, compared to 42% of net revenues in the prior year’s third quarter. The increased margin was partially offset by increased commission expense reported in operating expenses as a larger share of revenues were commissionable. Operating expenses increased by $1.1 million or 53%, primarily due to an increase in commissions and bonus expense, partially offset by a decrease in legal expenses due to a lawsuit in the prior year. On a quarter over quarter basis, our revenues are expected to remain uneven.

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

•	LRAD 360Xm—launched in fiscal 2013—is a smaller version of the LRAD 360X product for use in areas requiring limited coverage.

•

LRAD 360 Mobile Mass Notification System—launched in fiscal 2014—is an integrated, self-contained, ruggedized trailer that uses a telescoping/folding mast to deploy an LRAD 360 to a maximum height of 30 feet to enable highly intelligible voice communications for emergency warning and mass notification.

•	LRAD Mobile Sound Barrier—launched in fiscal 2014—is a vehicle mounted speaker system that generates a 360-degree deterrent tone to create a protected zone surrounding the vehicle.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	June 30, 2014		June 30, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$7,621,392	95.2%	$1,905,518	88.3%	$5,715,874	300.0%
Contract and other	382,696	4.8%	252,126	11.7%	130,570	51.8%
	8,004,088	100.0%	2,157,644	100.0%	5,846,444	271.0%

Cost of revenues	2,955,292	36.9%	1,242,190	57.6%	1,713,102	137.9%
Gross profit	5,048,796	63.1%	915,454	42.4%	4,133,342	451.5%

Operating Expenses:
Selling, general and administrative	2,488,284	31.1%	1,607,237	74.5%	881,047	54.8%
Research and development	622,273	7.8%	423,434	19.6%	198,839	47.0%
	3,110,557	38.9%	2,030,671	94.1%	1,079,886	53.2%

Income (loss) from operations	1,938,239	24.2%	(1,115,217)	(51.7% )	3,053,456	273.8%

Other Income	5,128	0.1%	6,807	0.3%	(1,679)	(24.7% )

Income (loss) from operations before income taxes	1,943,367	24.3%	(1,108,410)	(51.4% )	3,051,777	275.3%
Income tax expense	552	0.0%	-	0.0%	552	na
Net income (loss)	$1,942,815	24.3%	$(1,108,410)	(51.4% )	$3,051,225	275.3%

The increase in revenues was primarily due to strong international sales across a broad variety of markets, including a $4 million order for perimeter and border security in the Middle East, a $760,000 order for internal security and police in Northern Africa and a $763,000 order for bird mitigation for an international mining concern. Uncertainty on U.S. defense spending continued through the current quarter. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At June 30, 2014, we had aggregate deferred revenue of $594,173 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue, favorable fixed overhead absorption, and favorable channel mix. The favorable gross profit is partially offset by a $701,733 increase in commission expense reported in operating expenses, as there was a higher mix of direct customer sales where a commission is paid, rather than sales through our reseller network at lower reseller pricing.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected an increase of $701,733 for commissions paid to our third party sales representatives, $456,825 for accrued bonus for meeting forecasted performance targets, $89,468 for consulting fees and salaries as a result of adding business development personnel, $57,390 for travel expense to support our increased international business, $41,202 for increased marketing expenses, primarily for trade shows, $25,350 for increased bank fees and $13,798 of other increases. These expenses were partially offset by a decrease of $397,315 for legal and other professional fees related to a lawsuit in the prior year, $54,034 for costs related to the annual stockholder meeting which was held in fiscal Q3 last year and $53,370 for non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2014 and 2013 of $125,407 and $178,777, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $171,851 for accrued bonus for meeting forecasted performance targets and $29,206 for increased salaries, partially offset by $2,218 of expense reductions.

Included in research and development expenses for the three months ended June 30, 2014 and 2013 was $19,427 and $11,798 of non-cash share-based compensation costs, respectively.

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

Comparison of Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2014		June 30, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$16,291,114	94.6%	$7,555,330	90.7%	$8,735,784	115.6%
Contract and other	922,910	5.4%	772,231	9.3%	150,679	19.5%
Total revenues	17,214,024	100.0%	8,327,561	100.0%	8,886,463	106.7%

Cost of revenues	7,491,421	43.5%	4,564,215	54.8%	2,927,206	64.1%
Gross profit	9,722,603	56.5%	3,763,346	45.2%	5,959,257	158.3%

Operating expenses:
Selling, general and administrative	5,543,793	32.2%	4,149,971	49.8%	1,393,822	33.6%
Research and development	1,591,665	9.3%	1,302,102	15.7%	289,563	22.2%
Total operating expenses	7,135,458	41.5%	5,452,073	65.5%	1,683,385	30.9%

Income from operations	2,587,145	15.0%	(1,688,727)	(20.3% )	4,275,872	253.2%

Other income	15,411	0.1%	22,163	0.3%	(6,752)	(30.5% )

Income from continuing operations before income taxes	2,602,556	15.1%	(1,666,564)	(20.0% )	4,269,120	256.2%
Income tax expense (benefit)	2,252	0.0%	1,600	0.0%	652	40.8%
Net income	$2,600,304	15.1%	$(1,668,164)	(20.0% )	$4,268,468	255.9%

Year to date revenues surpassed total revenues for the full fiscal year 2013 in the third quarter. The increase in revenues was primarily due to strong international sales across a number of markets, including oil platforms and vessels, police and public safety, international defense and Navy, mass notification, perimeter security and maritime applications, including a $4 million order for perimeter and border security in the Middle East. Uncertainty on U.S. defense spending continued through the current period. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At June 30, 2014, we had aggregate deferred revenue of $594,173 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the period was primarily due to increased revenue, favorable channel mix, and increased fixed overhead absorption, partially offset by an increase in manufacturing overhead costs which were variable with the increased volume and warranty expense as a result of a higher reserve related to increased shipments. The favorable gross profit was partially offset by a $762,745 increase in commission expense reported in operating expenses, as there was a higher mix of direct customer sales where a commission is paid, rather than sales through our reseller network at lower reseller pricing.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected an increase of $762,745 for commissions paid to our third party sales representatives, $684,228 for accrued bonus for meeting forecasted performance targets, $471,219 for consulting fees and salaries as a result of adding business development personnel, $179,704 for travel expense, $71,022 for marketing expenses primarily for trade shows, and $90,155 of other increases. These expenses were partially offset by a decrease of $745,567 for legal and other professional fees related to a lawsuit in the prior year and $119,684 for lower non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2014 and 2013 of $419,968 and $539,652, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $255,512 for accrued bonus for meeting forecasted performance targets and $79,726 for increased salaries, partially offset by $38,782 lower development and testing costs and $6,893 of other expense reductions .

Included in research and development expenses for the nine months ended June 30, 2014 and 2013 was $59,821 and $36,021 of non-cash share-based compensation costs, respectively.

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

Liquidity and Capital Resources

Cash at June 30, 2014 was $21,200,411, compared to $15,805,195 at September 30, 2013. The change in cash was primarily the result of strong year to date operating performance and a reduction in accounts receivable from strong year-end shipments in September 2013. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30,
	2014	2013
Cash provided by (used in):
Operating activities	5,927,477	1,229,921
Investing activities	(248,831)	(137,083)
Financing activities	(283,430)	105,228

Operating Activities

Net income of $2,600,304 for the nine months ended June 30, 2014 was adjusted for $816,107 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $1,860,328, primarily related to bonus accrual for meeting performance targets, a decrease in accounts receivable of $1,204,313 due to collections from a high year-end balance, and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $594,810, primarily for the receipt of a reimbursement from our insurance company related to the lawsuit in the prior year. Cash used in operating activities included decreased accounts payable of $944,129 for payment of year-end inventory requirements, increased inventories of $163,281 based on our current sales forecast, and $40,975 for warranty settlements. Net loss of $1,668,164 for the nine months ended June 30, 2013 was adjusted for $473,028 of non-cash items that include share-based compensation expense, depreciation and amortization and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $4,351,696 due to collections from a high year-end balance and a decrease in prepaid expenses and other – noncurrent of $140,625. Cash used in operating activities included an increase of $1,913,407 in inventory, a decrease of $86,671 of accounts payable, $30,927 of accrued and other liabilities and $24,674 of prepaid expenses and other, and $11,585 for warranty settlements.

We had accounts receivable of $3,748,503 at June 30, 2014, compared to $4,958,532 at September 30, 2013. The level of trade accounts receivable at June 30, 2014 represented approximately 43 days of revenues for the quarter compared to 52 days of revenues for the quarter at September 30, 2013. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At June 30, 2014 and September 30, 2013, our working capital was $26,570,853 and $23,703,975, respectively.

Investing Activities

We use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $248,831 and $137,083 for the nine months ended June 30, 2014 and 2013, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2014.

Financing Activities

In the nine months ended June 30, 2014 and 2013, we received $193,064 and $105,228, respectively, from the exercise of stock options. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the nine months ended June 30, 2014, the Company purchased 256,082 of its outstanding shares at an average price paid per share of $1.86 for a total cost of $476,494, with none repurchased in the prior year. We plan to continue to purchase additional shares through December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. ASU 2014-09 is effective for us starting in the first quarter of fiscal 2018. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. Shares repurchased under the plan have been, or will be, retired. At June 30, 2014, we did not hold any treasury shares. The following table discloses the stock repurchases during the quarter ended June 30, 2014:

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program

April 1, 2014 - April 30, 2014	66,324	$1.86	66,324	$3,627,855
May 1, 2014 - May 31, 2014	56,685	$1.84	56,685	$3,523,506
June 1, 2014 - June 30, 2014	----	----	----	$3,523,506
Total	123,009		123,009

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

LRAD CORPORATION

Date: August 7, 2014	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)