Form 10-K
period 2014-09-30
LRAD Corp
filed 2014-11-20
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $59,189,336 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

33,236,489 shares of common stock, par value $.00001 per share, as of November 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2014.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. In 2007, we completely redesigned our directional LRAD® products, introducing the LRAD-X® product line in 2008, with improved quality and functionality. Beginning in 2012, using the technology that we developed for our directional speakers, we designed and developed a new line of omnidirectional speakers which project sound from 60 to 360 degrees, to enter the global mass notification marketplace. In 2014, we introduced the LRAD 450XL, the most powerful acoustic hailing device in the market given its size and weight. We offer a variety of directional and omnidirectional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. Our Long Range Acoustic Device® or LRAD pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) which we now sell into over 70 countries. We have been at the forefront developing new acoustic innovations and we believe we have established a significant competitive advantage in our principal markets.

Technology and Products

Our LRAD represents a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. Our LRAD was initially developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marine Corps and Coast Guard, as well as international military services and commercial maritime, commercial security, and public safety organizations around the globe since early 2003. In fiscal 2008, we completed the redesign and redevelopment of our LRAD products and introduced our current generation of products called LRAD-X, which feature improved voice intelligibility, output and durability. LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a broadcast range up to 5,500 meters. LRAD systems also feature a rugged construction that allows the product to meet the stringent environmental requirements of military applications. LRAD systems can emit powerful voice commands, prerecorded messages in multiple languages and deterrent tones to create large safety zones allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel.

Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated. In recent years, we have added new models to meet the needs of specific customer requirements and to enable us to expand our technology into new markets. We have also added new features such as wireless capability, recordable microphones, integrated and remote electronics packages, and various amplifier configurations. In 2014, we introduced the LRAD 450XL; the latest addition to our LRAD directed product line-up. The LRAD 450XL uses new patent pending speaker technology and is the most powerful acoustic hailing device in the market today given its size and weight. We continue to enhance our product design to improve the durability and performance of our units. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries.

In 2012, utilizing our advanced speaker technology developed for our directed products, we designed and developed an omnidirectional speaker, the LRAD 360X. Unlike most of the current mass notification systems marketed today, which are primarily sirens, our products provide the same highly intelligible voice clarity as the rest of the LRAD product line. The LRAD 360X is designed to transmit highly intelligible voice communications and warnings over a 360-degree area, unlike the more directional LRAD products. In 2013 and 2014, we continued to develop additional products to expand our omnidirectional product offering to meet the needs of the growing global mass notification market.

Our LRAD-X product line currently includes the following:

LRAD Directional Products:

•

LRAD 2000X—launched in 2012 to meet the requirements of larger security applications—is our largest and loudest AHD and broadcasts highly intelligible voice communication that can be clearly heard and understood over distances up to 5,500 meters. This unit is designed to be highly effective in perimeter and border security applications.

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible voice communication. This unit is available in both fully-integrated and remotely-operated electronics.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed.

•

LRAD 450XL—designed, developed and launched in 2014—is the loudest long range AHD for its size and weight. The LRAD 450XL uses an enhanced patent pending technology to provide powerful output in a smaller form factor with the same high level of clarity and intelligibility consistent with the LRAD product line. The LRAD 450XL was designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, remote weapon stations and helicopters.

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

LRAD Omnidirectional Products:

•

LRAD 360X—launched in 2012—is designed to provide 360 degrees of coverage and with features needed for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including campus, border and perimeter security, tsunami, hurricane and tornado warnings, bird safety and control and asset protection.

•

LRAD 360Xm—launched in 2013—is a smaller form factor of the LRAD 360X, providing the same highly intelligible voice clarity of the LRAD 360X over areas not requiring large scale coverage. Market applications include campus, perimeter security and large metropolitan areas where warnings need to be localized due to building and other obstructions. In 2014, we developed a portable version of the LRAD 360m in a carrying case with a telescoping tripod that can be set-up in minutes and can provide immediate communication where needed.

•

LRAD 360XT—launched in 2013 and redesigned in 2014—is our mobile mass notification solution. A ruggedized trailer that uses a telescoping, folding mast to deploy an LRAD 360X to a maximum height of 30 feet which can provide emergency warnings and instructions where it is needed with area coverage up to 5.3 kilometers.

•	LRAD 60DX—launched in 2014—is a 60 degree directional mass notification speaker that can be mounted on various platforms to provide communication in areas requiring more directional coverage.

•

LRAD SB—launched in 2014—is a vehicle mounted speaker system that can be secured to any armored, VIP or other government or corporate vehicle to create a 360 degree deterrent zone to safely and effectively warn and ward off threats.

•

SoundSaber®—redesigned and reengineered in fiscal 2013 to improve the quality, ruggedness, and output—is a 90 degree mass notification system with highly intelligible voice communication that is well suited for military base communications, air craft carriers, and other public address applications.

Recent Developments

In the fiscal year ended September 30, 2014, we accomplished the following:

•

Achieved fifth consecutive year of profitability and recorded the second highest annual revenue in the Company’s history, a 44% increase over the prior year, in spite of difficult global market conditions and ongoing United States defense budget uncertainty and sequestration which has reduced U.S. military/government spending.

•	Achieved net income of 14% of net revenues and increased working capital by 17%.

•

Enhanced our existing product offerings and continued to expand our omnidirectional product line-up by introducing the LRAD 360Xm in late 2013 and the LRAD 360XT, LRAD 60DX, and LRAD SB in 2014. We anticipate strong growth with our product offerings in the expanding worldwide mass notification market.

•	Expanded our business development team from a total of 7 to 9 people at September 30, 2014, including new management personnel.

•	Continued to evaluate and develop our distribution channels by signing new third party sales representatives and resellers.

•	Continued to grow our international business which represented 78% of total 2014 revenues.

•	Continued to manage our balance sheet and control expenses while investing in new product development, markets and personnel.

In October 2014, we announced the introduction of the LRAD 450XL the world’s loudest AHD for its size and weight. The LRAD 450XL uses enhanced patent pending technology.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high clarity and intelligibility. Our overall strategy is to offer an increasing variety of directional and omnidirectional sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, large end-users, system integrators and defense-related companies, and we have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with militaries and governments, we are subject to each customer’s unique budget cycle, which leads to extremely long selling cycles and uneven revenue flow, complicating our product planning.

We have two major initiatives for fiscal 2015. First, we plan to continue to grow revenue by increasing direct sales to domestic and international militaries and large commercial and defense-related companies desiring to use our directed sound technology in their integrated product offerings. This includes a continued strong effort to pursue U.S. military opportunities where our products have proven beneficial in the past, but revenues have declined in recent years due to budget constraints. Second, we plan to expand our presence and increase market share in the global mass notification market. With the recent launch of several new omnidirectional products well suited for this market, we intend to target opportunities that can benefit by our clear, intelligible product offerings. Our business development personnel focus primarily on the government, military, law enforcement, homeland and international security, private and commercial security, maritime security and wildlife preservation and control markets. While we have been developing these markets for the past several years, we have only begun to realize the significant potential in these worldwide market opportunities. In 2013, we hired new independent consultants to help us further the development of the U.S. military markets and we developed new channel partners in Central and South America. In 2013, we entered the large mass notification market with the LRAD 360X. We have designed and developed a complimentary product line-up to the LRAD 360X to increase our presence in this global market. While this is a more mature marketplace with established manufacturers and suppliers, we believe that our superior technology and product offerings give us an opportunity to break-in and succeed in this large, expanding market. We also plan to continue our focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers.

Our research and development strategy is to continue developing innovative directed acoustic solutions (e.g. the LRAD 450XL) for introduction into our target markets, as well as to round out our omnidirectional product offering to include a more comprehensive, integrated solution. In 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our line of LRAD-X products. The introduction of our redesigned and reengineered product line has allowed us to expand our business and maintain an industry leadership position. We have ongoing development efforts to further improve our products’ performance, quality and features. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. In 2013, we began development of products and software targeted at the mass notification market. Our mass notification products represent a much more complex, integrated offering. In 2015, we intend to continue to invest engineering resources and capital as we continue to develop our product line-up.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced sound transducer designs, and our manufacturing and assembly involves unique processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly of, and test and ship our products for both commercial and government systems. We have refined our internal processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third party testing and certification of our products to ensure that they meet rigid military and commercial specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

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

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Rhode Island, Texas and Wisconsin. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to a small network of independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large direct customers.

We have established a global reputation for providing high quality, innovative sound solutions that has made LRAD an internationally recognized product brand. We actively promote our brands on our products and we intend to continue to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2014, revenues from one customer accounted for 16% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2013, revenues from three customers accounted for 15%, 14% and 10% of revenues, respectively, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $5,543,000 at September 30, 2014, compared to $4,279,000 at September 30, 2013. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, the ability to meet customer needs and, most importantly, the quality, ruggedness and superior performance of our products which have been developed by incorporating feedback from our customers and our desire to provide the highest quality product to our markets.

Our LRAD products are the leading acoustic hailing and warning products in the market today for military and commercial applications. The broad category of government audio industry speakers includes competitors such as IML Sound Commander, Ultra Electronics USSI and others. We do not believe these competitors have achieved significant global market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities, which could impact our competitiveness.

With the introduction of the omnidirectional LRAD products, we have entered the more mature and established mass notification market, which has a number of large competitors including Federal Signal Corporation, Whelen Engineering Company Inc., Siemens AG and others. The omnidirectional LRAD products provide the same vocal clarity and intelligibility over long distances as our directed LRAD products. We believe the highly intelligible voice of our omnidirectional products gives us a competitive advantage against these larger organizations. We believe the domestic and international markets for mass notification systems are substantial and growing.

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

For the fiscal years ended September 30, 2014 and 2013, we spent approximately $2.5 million and $1.8 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 64, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (NYSE MKT/TSX: MCZ), a provider of innovative interactive entertainment products. Mr. Brown holds a B.A. in Economics from Rutgers University.

Katherine H. McDermott, age 54, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2014, we employed a total of 41 people. Of such employees, 9 were in research and development, 15 were in production, quality assurance and materials control, 7 were in general and administrative and 10 were in sales and marketing. We also contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

General economic conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and government spending. Global economic conditions could adversely influence demand for our products leading to reduced levels of investments, reductions in government spending and budgets and changes in spending priorities and behavior. We could also be adversely affected by the negative impact on economic growth resulting from federal income tax increases and U.S. government spending restrictions that have been occurring during recent years.

We have had a history of net losses and we may not be able to sustain profitability.

Prior to our fiscal year ended September 30, 2010, we had a history of operating losses, primarily attributable to the design, development and launch of our former hypersonic sound product. In fiscal 2010, we achieved profitability for the first time in our history and while we have been able to maintain profitability through 2014, our ability to maintain future profitability is dependent on a variety of factors, many outside of our control. At September 30, 2014, we had an accumulated deficit of $59,346,666. We need to continue to generate sufficient revenue to be profitable in future periods. Failure to sustain profitability may require us to raise additional funding, which could have a material negative impact on the market value of our common stock.

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

One customer accounted for a total of 16% of our total revenues for fiscal year 2014. We expect to continue to be dependent on a limited number of customers.

One customer accounted for 16% of total revenues for fiscal year 2014, and three customers accounted for 15%, 14% and 10% of total revenues for fiscal year 2013, respectively. Historically, our revenues have been dependent upon a limited number of customers. We do not have long term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have experienced extreme volatility in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be a further deterioration in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that current or worsening economic conditions will have on our business and financial condition.

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

In fiscal 2014, direct and indirect sales to the U.S. government accounted for approximately 16% of our total net sales, compared to 33% of our total net sales in fiscal 2013 and 59% in fiscal 2012. Sales to international governments and police have increased in recent years, including a large $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011, and a $4.0 million product shipment to a government in the Middle East in April 2014. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Recently mandated cuts in U.S. Department of Defense spending, including sequestration spending cuts, and the additional spending restrictions which began at the end of calendar 2013, could affect future U.S. Department of Defense military initiatives and homeland security spending. Even awards granted, such as our $12.2 million contract from the U.S. Navy awarded in June 2013, may not have orders issued against it due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

We must expand our customer base in order to grow our business.

To grow our business, we must fulfill orders from our existing customers, obtain additional orders from our existing customers, develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

•	our ability to design and manufacture reliable products that have the features that are required by our customers;

•	the global economy;

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

•	our ability to develop and expand new markets for directed sound products; and

•	our ability to develop international product distribution directly or through strategic partners.

The growth of our LRAD product revenues is dependent on continued acceptance of our products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our LRAD products, our revenues will be adversely affected.

Although our LRAD products are designed for use by government and commercial customers, the government and military market represents a significant revenue opportunity for our products. Revenues from government agencies fluctuate each year depending on available funding and demand from our government customers. While acceptance of our products has been increasing, there are many more prospective customers within this market that could provide future growth for us, as well as international government markets which often follow the lead of the U.S. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

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

We are dependent on our core directional product category to generate our revenues. While we have expanded our product offering to include omnidirectional products, no assurance can be given that our core directional products will continue to have market acceptance or that they will maintain their historical levels of sales. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may not be successful in penetrating the Mass Notification Market.

In 2012, we launched our first omnidirectional speaker, and have subsequently expanded our offering of omnidirectional products intended to increase LRAD sales in the mass notification market. The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe the clear, intelligible voice capability of our LRAD products, and our unique design and durability make our product offerings very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are a smaller company entering a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the Mass Notification Market.

Our sales strategy for fiscal 2015 and beyond is to increase our market share of the growing mass notification market with our omnidirectional products. A number of large companies compete in this market and dominate the market share. We believe we have a strong product that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2014, we had a warranty reserve of $314,311. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

We could incur additional charges for excess and obsolete inventory.

While we strive to effectively manage our inventory, rapidly changing technology, and uneven customer demand may result in short product cycles and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $354,486. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

Technological competition from larger and more well established electronic and loudspeaker manufacturers is expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

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

While our products have been engineered to reduce the risk of damage to human hearing or human health, we could be exposed to claims of hearing damage if the product is not properly operated. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our operating results and financial condition. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We sell our products worldwide. In fiscal 2014, revenues outside of the U.S. accounted for approximately 78% of net revenues, compared to 59% of net revenues in fiscal 2013. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We are obligated under a seven-year repair and maintenance agreement with a foreign military customer to service $12.1 million of product sold in the quarter ended March 31, 2011. We have contracted with a third party service provider to administer the required services under the terms of the maintenance agreement. The revenue from the maintenance agreement with our customer is fixed and paid annually upon completion of each year of service for the seven-year period through 2019. It is possible that the cost to repair and maintain the products and the cost to contract with our third party service provider could exceed the revenue generated by the maintenance agreement.

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

We are also dependent on our ability to retain and motivate high quality personnel, especially sales and skilled engineering personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2014, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

As of September 30, 2014, we had outstanding options granted to our employees and directors to purchase 2,530,535 shares of our common stock, and had outstanding warrants issued to investors to purchase 1,627,945 shares of our common stock. At September 30, 2014, the exercise prices for the options and common stock warrants ranged from $0.93 to $3.13 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facilities are located at 16990 Goldentop Road, Ste. A, San Diego, California. The lease of 31,360 square feet commenced July 1, 2012 and expires June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and is $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2013 and 2014:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2013
First Quarter	$1.30	$0.83
Second Quarter	$1.30	$0.95
Third Quarter	$1.36	$0.91
Fourth Quarter	$1.59	$1.14
Fiscal Year Ending September 30, 2014
First Quarter	$2.16	$1.31
Second Quarter	$2.24	$1.74
Third Quarter	$2.12	$1.77
Fourth Quarter	$3.88	$1.84

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 33,236,489 shares issued and outstanding by 963 holders of record of our common stock at November 13, 2014.

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

Issuer Purchases of Equity Securities

On August 6, 2013, we announced that our Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,353. During the year ended September 30, 2013, no shares were repurchased. At September 30, 2014, all repurchased shares were retired.

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program

July 1, 2014 - July 31, 2014	4,812	$1.90	4,812	$3,514,376
August 1, 2014 - August 31, 2014	16,263	$1.89	16,263	$3,483,648
September 1, 2014 - September 30, 2014	----	----	----	$3,483,648
Total	21,075		21,075

Item 6.	Selected Financial Data

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

Overview

Our Company develops and delivers highly intelligible, directed acoustic products that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We offer a variety of directional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. In 2008, we completed the redesign of our LRAD products, introducing the LRAD-X product line, with improved quality and functionality. In 2012, we launched our first omnidirectional product, the LRAD 360X, and began to expand our business into the mass notification market. In 2013 and 2014, we continued to expand and enhance our directed and omnidirectional product line-ups. Through increased focus and investment in worldwide sales and marketing activities, our Long Range Acoustic Device® or LRAD® pioneered a new worldwide market, selling into over 70 countries, for directional and omnidirectional long-range acoustic hailing devices (“AHDs”).

Our revenues increased from $17,087,930 in the fiscal year ended September 30, 2013 to $24,591,342 in the fiscal year ended September 30, 2014. This growth was driven by a 92% increase in revenues from international markets, primarily in the public safety market for crowd and riot control, as well as international militaries, perimeter and border security, mass notification, oil and gas security, maritime security, bird mitigation and more. Direct and indirect revenues from the U.S. Military continued to decrease with a reduction of approximately $2.3 million or 51% compared to fiscal 2013 due to federal defense budget constraints and sequestration. Gross profit remained strong at 56% of revenues, compared to 48% of net revenues in fiscal 2013, primarily due to fixed overhead absorption, and a higher mix of direct customer sales where a commission is paid, rather than sales through our reseller network at lower reseller pricing. Operating expenses increased by $3.2 million or 43%, primarily due to accrued bonus for meeting established performance targets, increased salaries and benefits due to staff additions, primarily in business development, and third party commission expense. Net income grew by $2.1 million or 164% in fiscal 2014, compared to the prior year. We increased our working capital by $4.0 million during fiscal 2014. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

Our LRAD-X product line uses directionality and focused acoustic output to clearly transmit critical information, instructions and warnings up to 5,500 meters. The LRAD-X product line features improved voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors. Through the use of powerful voice commands, prerecorded messages in multiple languages, and deterrent tones, the LRAD creates large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems from single operator portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

We incurred $2,481,235 of research and development expense during fiscal 2014. We designed, developed and launched the LRAD 450XL unit which is the loudest long range AHD for its size and weight, using and enhanced patent pending technology to provide outstanding output in a smaller form factor, with the same high level of clarity and intelligibility consistent with our full LRAD product line. We continued development of variations of our LRAD 360X based on multiple stacking configurations, a smaller sized unit with multiple stacking configurations, a unit mounted to a mobile trailer, and a vehicle mounted unit providing 360-degree perimeter security. We also added a 60 degree speaker and enhanced our SoundSaber product which distributes 90-degree output to provide a complete product offering. We seek to continually improve the quality and manufacturability of our products to retain our competitive advantage in the AHD market. We believe our improved products provide increased sales opportunities into government and commercial markets and demonstrate our ability to remain the leader in the AHD market. We intend to continue to innovate during fiscal 2015 with consistent levels of research and development expenditures.

Business Outlook

Our product line-up continues to gain notoriety and acceptance worldwide through media exposure and word of mouth as a result of positive responses and increased acceptance of our products by our customers. We believe we have a solid technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth. Over the past two years, we have launched a line-up of omnidirectional products targeted to meet the needs of the large, growing mass notification market. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue to expand our selling efforts internationally, especially in the Middle East and South America where we believe there is greater opportunity for the sale of our products. We also plan to continue to expand our presence in the mass notification market with our omnidirectional product line. Our selling network has expanded through the addition of business development employees as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2015 due to continuing economic and geopolitical conditions in some international regions. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

We increased the number of business development personnel at the company from 7 to 9 during 2014 and increased our participation in trade shows and demonstrations. We may expend additional resources on marketing our products in future periods. This would increase our selling, general and administrative expenses in fiscal 2015. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, the availability of funds, and the timing, extent and use of outside consulting, design and development firms. In fiscal 2014, R&D expenses were primarily for in-house development; however, we continue to supplement our in-house development with third party consulting resulting in higher expenses. Based on current plans and engineering staffing, we expect fiscal year 2015 R&D expenses will also include third party consulting and will be comparable or somewhat higher than in fiscal year 2014.

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

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

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

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

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

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2014 and 2013

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year ended
	September 30, 2014		September 30, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$23,382,521	95.1%	$16,001,820	93.6%	$7,380,701	46.1%
Contract and other	1,208,821	4.9%	1,086,110	6.4%	122,711	11.3%
Total revenues	24,591,342	100.0%	17,087,930	100.0%	7,503,412	43.9%

Cost of revenues	10,828,287	44.0%	8,842,631	51.7%	1,985,656	22.5%
Gross profit	13,763,055	56.0%	8,245,299	48.3%	5,517,756	66.9%

Operating expenses:
Selling, general and administrative	7,959,003	32.4%	5,438,406	31.8%	2,520,597	46.3%
Research and development	2,481,235	10.1%	1,841,369	10.8%	639,866	34.7%
Total operating expenses	10,440,238	42.5%	7,279,775	42.6%	3,160,463	43.4%

Income from operations	3,322,817	13.5%	965,524	5.7%	2,357,293	244.1%

Other income	20,523	0.1%	299,190	1.7%	(278,667)	(93.1%)

Income from continuing operations before income taxes	3,343,340	13.6%	1,264,714	7.4%	2,078,626	164.4%
Income tax expense	16,252	0.1%	1,902	0.0%	14,350	754.5%
Net income	$3,327,088	13.5%	$1,262,812	7.4%	$2,064,276	163.5%

 Revenues

Revenues increased $7,503,412, or 43.9% in the fiscal year ended September 30, 2014, as a result of an 92% increase in international revenue, primarily in the public safety market for crowd and riot control and military vehicles, as well as other diverse markets such as border and perimeter security, Navy and Coast Guard ships, tsunami warning and emergency notification systems, wildlife control, maritime security, marine surveillance and oil and gas. The international growth is partially offset by a 51% reduction in U.S. Military sales due to federal defense budget constraints and sequestration.

Gross Profit

Gross profit for the year ended September 30, 2014 increased by $5,517,756, or 66.9%, primarily due to increased revenue, favorable channel mix, and increased fixed overhead absorption, partially offset by an increase in manufacturing overhead costs which were variable with the increased volume, and warranty expense as a result of a higher reserve related to increased shipments. The favorable gross profit was partially offset by a $395,790 increase in third party commission expense reported in operating expenses, as there was a higher mix of direct customer sales where a commission is paid, rather than sales through our reseller network at lower reseller pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,520,597, or 46.3%, primarily due to $1,818,845 for accrued bonus for meeting established performance targets, $550,464 for salaries and consulting fees as a result of adding business development personnel, $395,790 for commissions paid to our third party sales representatives, $178,360 for travel expense due to increased business development personnel, $46,665 for marketing expenses primarily for trade shows, and $72,803 of other increases. These expenses were partially offset by a decrease of $361,266 for legal and other professional fees related to a lawsuit in the prior year and $181,064 for lower non-cash share-based compensation expense.

We incurred non-cash share-based compensation expenses of $500,083 and $681,147 in the fiscal years ended September 30, 2014 and 2013, respectively. The decrease is due to options becoming fully vested, partially offset by new grants in November 2013.

Research and Development Expenses

R&D expenses increased by $639,866, or 34.7%, primarily due to $704,915 for accrued bonus for meeting established performance targets and $88,550 for increased salaries and benefits, partially offset by $75,328 lower impairment of patents, $66,898 lower development and testing costs and $11,373 of other expense reductions.

Included in R&D expenses for the year ended September 30, 2014 was $73,041 of non-cash share-based compensation expenses, compared to $47,895 for the year ended September 30, 2013.

During fiscal years 2014 and 2013, we reviewed the ongoing value of our capitalized intangible assets and identified some of these assets as being no longer consistent with our business strategy. As a result of this review, we reduced the value of these patents by $4,580 and $81,307 for the fiscal years ended September 30, 2014 and 2013, respectively.

Other Income

Other income decreased due to $270,559 in income recognized in relation to a terminated license agreement in the year ended September 30, 2013. We also recognized interest income of $20,523 in the year ended September 30, 2014, compared to $28,631 in the year ended September 30, 2013.

Net Income

The increase in net income was primarily due to the increase in revenues and gross margin, partially offset by an increase in operating expenses. In addition, we recognized income tax expense of $16,252 in the year ended September 30, 2014 compared to $1,902 in the year ended September 30, 2013. For additional details, refer to Note 10, Income Taxes.

Liquidity and Capital Resources

Cash at September 30, 2014 was $23,894,744, compared to $15,805,195 at September 30, 2013. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $4 million in cash to repurchase outstanding common shares using available cash and from future cash flow from operations through December 31, 2014. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	8,402,855	1,755,699
Investing activities	(341,847)	(150,459)
Financing activities	28,541	340,450

Operating Activities

Net income of $3,327,088 for the fiscal year ended September 30, 2014 was adjusted for non-cash items that include share-based compensation expense, depreciation and amortization, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected an increase in accrued and other liabilities of $2,942,897, primarily related to bonus accrual for meeting performance targets, decrease in accounts receivable of $678,253, primarily due to prepayment terms for certain shipments in the fourth quarter; a decrease in inventory of $655,047 due to year-end shipments, a decrease in prepaid expenses and other of $479,928 and prepaid expenses and other – non-current of $148,093 due to the timing of payments. Cash used in operating activities included decreased accounts payable of $765,906 due to payment of inventories needed for year-end shipments and warranty settlements of $56,267 for the year. Net income of $1,262,812 for the fiscal year ended September 30, 2013 was adjusted for non-cash items that include share-based compensation expense, depreciation and amortization, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected a decrease in accounts receivable of $559,962, primarily due to receipt of a slow receivable and prepayment terms for certain shipments in the fourth quarter; an increase in accounts payable of $600,690, primarily due to increased inventory purchases based on forecasted orders and accrued settlement fees for the derivative lawsuit; and an increase in accrued and other liabilities of $205,072, primarily due to accrued outside sales commissions, partially offset by a reduction in deferred revenue for a terminated license agreement. Cash used in operating activities included increased inventories of $1,331,575 based on our current sales forecast and prepaid expenses and other increased by $562,052 due to a receivable from our insurance company for the derivative lawsuit and an increased prepayment for directors and officers insurance based on fee increases and increased coverage.

We had accounts receivable of $4,284,051 and $4,958,532 at September 30, 2014 and 2013, respectively. The level of trade accounts receivable at September 30, 2014 represented approximately 64 days of revenues for the year compared to 106 days of revenues at September 30, 2013. The decrease in days was due to a lower ending receivables balance, which was due to a higher level of prepayments from customers on higher revenues in fiscal 2014, compared to a higher receivable balance on lower revenues in the prior year. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2014 and 2013, our working capital was $27,679,999 and $23,703,975, respectively. This increase was primarily a result of the increases in cash.

Investing Activities

We use cash in investing activities primarily for the purchase of laboratory and computer equipment, product tooling, software and investment in new patents. Cash used in investing activities for capital expenditures was $326,957 and $147,504 in the fiscal years ended September 30, 2014 and 2013, respectively. In 2014, the Company’s purchases were primarily for new production equipment and tooling for new products. Cash used for investment in new patents and trademarks was $14,890 and $2,955 in the fiscal years ended September 30, 2014 and 2013, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2015 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2014 and 2013, we received proceeds from the exercise of stock options of $544,893 and $340,450, respectively. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. The repurchase authorization expires December 31, 2014. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,352. During the year ended September 30, 2013, no shares were repurchased. At September 30, 2014, all repurchased shares were retired.

Commitments

We are committed for our facility lease as more fully described in Note 11, Commitments and Contingencies, to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2013. In fiscal 2014, the Company accrued $2,711,223 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses will be paid in the quarter ending December 31, 2014. No bonus expense was accrued in fiscal 2013 as we did not meet our targeted objectives.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2014, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2015 (the “Proxy Statement”).

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

Financial Statement Schedules:

None.

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1

Amendment to Certificate of Incorporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, dated May 13, 1997.

3.1.2

Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, dated December 23, 2002.

3.1.3	Amendment to Certificate of Incorporation dated March 24, 2010. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 31, 2010.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

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

10.6	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.7	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

10.8	Form of Warrant Amendment, effective as of February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 10-Q filed May 4, 2011.

10.9	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 8, 2011.

10.10	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

10.11

Investor Settlement Agreement between LRAD Corporation and the Stockholders of LRAD Corporation identified therein dated May 21, 2013. Incorporated by reference to Exhibit 10.1 on Form 8-K filed May 22, 2013.

10.12	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.13	Non-Employee Director Compensation Summary. Incorporated by reference to Exhibit 10.15 on Form 10-K filed November 21, 2013.+

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K filed November 21, 2013.

23.	Consents of Experts and Counsel

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

99.	Additional Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

LRAD Corporation

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

November 20, 2014

LRAD Corporation

 Consolidated Balance Sheets

	September 30,
	2014	2013

ASSETS
Current assets:
Cash	$23,894,744	$15,805,195
Accounts receivable, less allowance of $0 and $3,772 for doubtful accounts	4,284,051	4,958,532
Inventories, net	3,895,736	4,587,750
Prepaid expenses and other	523,947	1,003,875
Total current assets	32,598,478	26,355,352

Property and equipment, net	360,084	237,377
Intangible assets, net	53,835	51,650
Prepaid expenses and other - noncurrent	766,423	914,516
Total assets	$33,778,820	$27,558,895

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$830,503	$1,596,409
Accrued liabilities	4,087,976	1,054,968
Total current liabilities	4,918,479	2,651,377
Other liabilities - noncurrent	157,550	146,109
Total liabilities	5,076,029	2,797,486
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,236,489 and 32,900,705 shares issued and outstanding, respectively	332	329
Additional paid-in capital	88,049,125	87,434,834
Accumulated deficit	(59,346,666)	(62,673,754)
Total stockholders' equity	28,702,791	24,761,409
Total liabilities and stockholders' equity	$33,778,820	$27,558,895

See accompanying notes

LRAD Corporation

Consolidated Statements of Operation

	Years Ended September 30,
	2014	2013

Revenues:
Product sales	$23,382,521	$16,001,820
Contract and other	1,208,821	1,086,110
Total revenues	24,591,342	17,087,930
Cost of revenues	10,828,287	8,842,631
Gross profit	13,763,055	8,245,299

Operating expenses:
Selling, general and administrative	7,959,003	5,438,406
Research and development	2,481,235	1,841,369
Total operating expenses	10,440,238	7,279,775

Income from operations	3,322,817	965,524

Other income	20,523	299,190

Income from operations before income taxes	3,343,340	1,264,714
Income tax expense	16,252	1,902
Net income	$3,327,088	$1,262,812

Net income per common share - basic and diluted	$0.10	$0.04
Weighted average common shares outstanding:
Basic	33,077,556	32,464,935
Diluted	33,437,124	32,920,019

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, September 30, 2012	32,374,499	$324	$86,358,011	$(63,936,566)	$22,421,769
Issuance of common stock upon exercise of stock options , net	526,206	5	340,445	-	340,450
Share-based compensation expense	-	-	736,378	-	736,378
Net income	-	-	-	1,262,812	1,262,812
Balances, September 30, 2013	32,900,705	$329	$87,434,834	$(62,673,754)	$24,761,409
Issuance of common stock upon exercise of stock options, net	612,941	6	544,887	-	544,893
Share-based compensation expense	-	-	585,753	-	585,753
Repurchase of common stock	(277,157)	(3)	(516,349)	-	(516,352)
Net income	-	-	-	3,327,088	3,327,088
Balances, September 30, 2014	33,236,489	$332	$88,049,125	$(59,346,666)	$28,702,791

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2014	2013
Operating Activities:
Net income	$3,327,088	$1,262,812

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,975	146,307
Provision for doubtful accounts	(3,772)	(600)
Warranty provision	157,819	19,254
Inventory obsolescence	36,967	(143,686)
Share-based compensation	585,753	736,378
Loss on sale or impairment of patents	6,980	86,445
Changes in operating assets and liabilities:
Accounts receivable	678,253	559,962
Inventories	655,047	(1,331,575)
Prepaid expenses and other	479,928	(562,052)
Prepaid expenses and other - noncurrent	148,093	187,500
Accounts payable	(765,906)	600,690
Warranty settlements	(56,267)	(10,808)
Accrued and other liabilities	2,942,897	205,072
Net cash provided by operating activities	8,402,855	1,755,699

Investing Activities:
Capital expenditures	(326,957)	(147,504)
Patent costs paid	(14,890)	(2,955)
Net cash used in investing activities	(341,847)	(150,459)

Financing Activities:
Repurchase of common stock	(516,352)	-
Proceeds from exercise of stock options	544,893	340,450
Net cash provided by financing activities	28,541	340,450

Net increase in cash	8,089,549	1,945,690
Cash, beginning of period	15,805,195	13,859,505
Cash, end of period	$23,894,744	$15,805,195

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) for taxes	$14,445	$(38,662)

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

CONCENTRATION OF CREDIT RISK

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The FDIC coverage includes all deposit accounts up to $250,000 per depositor for each insured bank. In addition, the Company’s security account is protected by coverage offered by the Securities Investor Protection Corporation up to $500,000, which is inclusive of up to $250,000 of protection for claims for cash. The Company’s exposure for amounts in excess of these insured limits at September 30, 2014 was approximately $23,400,000. The Company has not experienced any losses in such accounts.

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2014, accounts receivable from three customers accounted for 22%, 18% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2013, accounts receivable from two customers each accounted for 36% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2014 or 2013 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific. The Company had allowances for doubtful accounts of $0 and $3,772 at September 30, 2014 and 2013.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal 2014, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased and decreased its inventory reserve by $36,967 and $143,686 during the years ended September 30, 2014 and 2013, respectively, based on expected usage of components resulting from changes in product lines and customer demand.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation on machinery and equipment and office furniture and equipment is computed over the estimated useful lives of two to seven years using the straight-line method. Leasehold improvements are amortized over the life of the lease. Upon retirement or disposition of equipment, the related cost and accumulated depreciation is removed, and a gain or loss is recorded.

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

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2014 and 2013, the Company had no capital lease obligations.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $255,680 and $142,453 for the fiscal years ended September 30, 2014 and 2013, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $61,588 and $74,452 for the years ended September 30, 2014 and 2013, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2014, the Company increased its reserve by $101,552. The warranty reserve was $314,311 and $212,759 at September 30, 2014 and 2013, respectively.

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

REGISTRATION PAYMENT ARRANGEMENTS

In connection with the issuance of warrants on February 4, 2011 (“2011 Warrants”), the Company entered into a Registration Rights Agreement with the warrant holders (“Warrant Holders”), whereby the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the Warrant Holders are unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company would be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised. No liquidated damages have been accrued as of September 30, 2014 as it was not deemed to be probable that any such damages will be incurred.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2014 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2014 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2014.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. ASU 2014-09 is effective for the Company starting in the first quarter of fiscal 2018. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal year beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

Management is evaluating the significance of the recent accounting pronouncement ASU 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40); disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and has not yet concluded whether the pronouncement will have a significant effect on the Company’s future financial statements.

4. FAIR VALUE MEASUREMENTS

At September 30, 2014, for certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

As of September 30, 2014 and 2013, the Company had no financial instruments that are required to be measured at fair value on a recurring basis.

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2014	2013
Raw materials	$3,462,869	$3,941,203
Finished goods	634,246	605,240
Work in process	153,107	358,826
Inventories, gross	4,250,222	4,905,269
Reserve for obsolescence	(354,486)	(317,519)
Inventories, net	$3,895,736	$4,587,750

The Company had raw materials located at supplier locations of $54,989 and $63,429 at September 30, 2014 and 2013, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2014	2013

Machinery and equipment	$903,798	$607,803
Office furniture and equipment	720,548	769,799
Leasehold improvements	61,863	55,298
Property and equipment, gross	1,686,209	1,432,900
Accumulated depreciation	(1,326,125)	(1,195,523)
Property and equipment, net	$360,084	$237,377

	Year ended September 30,
	2014	2013
Depreciation expense	$204,250	$122,990

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,
	2014	2013
Cost	$86,498	$93,938
Accumulated amortization	(32,663)	(42,288)
Intangible assets, net	$53,835	$51,650

	Year ended September 30,
	2014	2013
Amortization expense	$5,725	$23,317
Loss on sale or impairment of patents	4,580	81,307
Net sale or impairment of patents	$10,305	$104,624

 Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the fiscal years ended September 30, 2014 and 2013, some of these assets were identified as being associated with patents no longer consistent with the Company’s business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

Estimated Amortization Expense Years Ended September 30,
2015	$5,631
2016	5,631
2017	5,631
2018	5,631
2019	5,631
Thereafter	25,680
$53,835

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2014, $187,500 of the total prepayment was classified as a current asset and $656,250 was classified as noncurrent.

9. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2014	2013

Payroll and related	$3,033,223	$650,125
Deferred revenue and other	567,639	18,532
Warranty reserve	288,480	189,277
Accrued contract costs	197,034	197,034
Income tax liability	1,600	-
Total	$4,087,976	$1,054,968

Other liabilities - noncurrent consisted of the following:

Deferred rent	$131,719	$122,627
Extended warranty	25,831	23,482
Total	$157,550	$146,109

Payroll and related

Accrued payroll and related consists primarily of accrued bonus and related taxes, vacation and outside commissions at September 30, 2014 and accrued vacation and outside commissions at September 30, 2013.

Deferred Revenue

Deferred revenue at September 30, 2014 included prepayments on current orders scheduled for delivery in the quarter ended December 31, 2014.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	Years ended September 30,
	2014	2013
Beginning balance	$212,759	$204,313
Warranty provision	157,819	19,254
Warranty settlements	(56,267)	(10,808)
Ending balance	$314,311	$212,759

	September 30,
	2014	2013
Short-term warranty reserve	$288,480	$189,277
Long-term warranty reserve	25,831	23,482
	$314,311	$212,759

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. In the fiscal year ended September 30, 2014, the Company increased its reserve by $101,552, primarily due to increased units sold.

Accrued contract costs

Accrued contract costs consist of accrued expenses for contracting a third party service provider to fulfill repair and maintenance obligations required under a contract through 2019 with a foreign military for units sold in the year ended September 30, 2011. Payments to the service provider will be made annually upon completion of each year of service. These services are being recorded in cost of revenues to correspond with the revenues for these services.

 10. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2014	2013
Current tax expense
Federal	$-	$-
State	16,000	2,000
	16,000	2,000
Deferred (benefit) expense
Federal	(2,309,000)	(779,000)
State	(408,000)	(138,000)
	(2,717,000)	(917,000)
Change in valuation allowance	2,717,000	917,000
Provision for income taxes	$16,000	$2,000

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

	Years ended September 30,
	2014	2013
Income taxes computed at the federal statutory rate	$1,137,000	$430,000
Change in valuation allowance	(2,717,000)	(917,000)
Expired net operating loss carryforwards	1,285,000	-
Nondeductible compensation, interest expense and other	8,000	8,000
State income taxes, net of federal tax benefit	102,000	70,000
Change in R&D credit carryover	79,000	(56,000)
Stock options and other prior year true-ups	105,000	462,000
State business credit utilization	-	(4,000)
Prior year tax adjustments	-	9,000
Other	17,000	-
	$16,000	$2,000

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2014 and 2013 were as follows:

	At September 30,
Deferred tax assets:	2014	2013
Net operating loss carryforwards	$16,920,000	$19,576,000
Research and development credit	2,182,000	2,257,000
Share-based compensation	414,000	526,000
Equipment	(6,000)	(18,000)
Patents	174,000	230,000
Accruals and other	630,000	463,000
State tax deduction	(3,000)	(2,000)
Federal AMT Credit	49,000	49,000
Allowances	131,000	127,000
Gross deferred tax asset	20,491,000	23,208,000
Less valuation allowance	(20,491,000)	(23,208,000)
	$-	$-

 At September 30, 2014, the Company had net deferred tax assets of approximately $20,491,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2014, the Company, for federal income tax purposes, had NOL carryforwards of approximately $47,830,000, which expire through 2028. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2014, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $970,000.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset net deferred tax assets as realization of such assets has not met the threshold under ASC 740-10, “Income Taxes.” The future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that could occur in the future. The Company has an estimated $1,673,000 and $771,000 of federal and state R&D tax credits, respectively, at September 30, 2014, a portion of which began to expire in the 2012 tax year. Further, due to a change in California tax law in fiscal year 2008, NOL carryforwards were not able to be used in tax years 2008, 2009, 2010 and 2011, and R&D credit utilization was limited to fifty percent of the Company’s net tax in tax years 2008 and 2009. The Company is evaluating the deferred asset balance to determine if a valuation allowance will be required in future periods.

The Company recorded a tax provision during the year ended September 30, 2014 for Alternative Minimum Tax for California. The Company did not record a tax provision during the year ended September 30, 2014 for Federal taxes as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. The Company also amended its federal tax returns for the years ended September 30, 2009 and 2010 and filed its federal tax return for the year ended September 30, 2011, during the fiscal year ended September 30, 2012, resulting in a federal income tax benefit of $152,333. Of this benefit, $112,009 was received from the Internal Revenue Service in the year ended September 30, 2012, and the remaining $40,324 was received in the year ended September 30, 2013.

As of September 30, 2014, the Company had no unrecognized tax benefits and there were no material changes during the year. Due to the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

11. COMMITMENTS AND CONTINGENCIES

Facility Lease

On November 29, 2011, the Company entered into a new lease for 31,360 square feet to replace the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2012 and will expire June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and is $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2014 and 2013 was $337,099 and $269,273, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2015	$355,915
2016	374,731
2017	389,276
2018	285,804
2019	-
$1,405,726

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

Bonus Plan

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2013. In fiscal 2014, the Company accrued $2,711,223 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses will be paid in the quarter ending December 31, 2014. No bonus expense was accrued in fiscal 2013.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2014 and 2013, the Company made matching contributions of $201,056 and $124,391, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2014, or 2013.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All new Directors and Officers subsequent to June 2013 have and will also execute indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2014, or 2013.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2014, the Company had one equity incentive plan. The 2005 Equity Incentive Plan (“2005 Equity Plan”), as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards for an aggregate of 3,250,000 shares of common stock to employees, directors or consultants. The total 2005 Equity Plan reserve includes these shares and shares reserved under other plans prior to the 2005 Equity Plan, allowing for the issuance of up to 4,999,564 shares. At September 30, 2014, there were options outstanding covering 2,530,535 shares of common stock under the 2005 Equity Plan and 763,634 shares of common stock available for grant for a total of 3,294,169 currently available under the 2005 Equity Plan.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $585,753 and $736,378 of stock compensation expense for the years ended September 30, 2014 and 2013, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2014 and 2013 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2014	2013
Volatility	54.0% - 76.0%	74.0% - 81.0%
Risk-free interest rate	0.6%-2.0%	0.9%-1.7%
Forfeiture rate	10.0%	10.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.2 - 6.5	6.4

The Company has never paid cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was ten years through November 20, 2013 and then changed to seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2014, there was approximately $400,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.4 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans as of September 30, 2014 and 2013 is presented below:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2013	2,394,476	$1.89
Granted	786,000	$1.77
Forfeited/expired	(37,000)	$2.00
Exercised	(612,941)	$0.89
Outstanding September 30, 2014	2,530,535	$2.09
Exercisable September 30, 2014	2,004,750	$2.18

Under the Stipulation of Settlement, Thomas R. Brown, President and Chief Executive Officer of the Company, agreed to increase the exercise price of the option granted to Mr. Brown in May 2012 for 750,000 shares from $1.33 to $3.00 per share, which was effective September 10, 2013. The table above reflects the option modification as an exchange of the original award, by reflecting the forfeiture of the original award at $1.33 and the grant of the modified award at $3.00.

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2014 was $1,791,695 and $1,280,014, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $2.71 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2014 was $840,284 and cash received from these exercises was $544,893. The total intrinsic value of stock options exercised during the year ended September 30, 2013 was $391,238 and cash received from these exercises was $340,450. The Company recognized $840,284 and $391,238 as a tax benefit in the income tax provision for the years ended September 30, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding at September 30, 2014:

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
$0.93	-	$1.35	680,282	3.81	$1.28	638,843	$1.27
$1.36	-	$1.70	73,750	8.15	$1.46	-	$0.00
$1.71	-	$1.85	564,753	6.16	$1.76	256,532	$1.76
$1.86	-	$2.30	350,500	6.76	$2.20	250,000	$2.27
$2.31	-	$2.65	110,000	1.18	$2.63	109,375	$2.63
$2.66	-	$3.13	751,250	7.61	$3.00	750,000	$3.00
$0.93	-	$3.13	2,530,535	5.89	$2.09	2,004,750	$2.18

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

The Company recorded non-cash share-based compensation expense for employees, directors and consultants of $585,753 and $736,378, respectively, for the fiscal years ended September 30, 2014 and 2013. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2014	2013
Cost of revenue	$12,629	$7,336
Selling, general and administrative	500,083	681,147
Research and development	73,041	47,895
Total	$585,753	$736,378

 13. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2014, the Company issued 612,941 shares of common stock and obtained gross proceeds of $544,893 in connection with the exercise of stock options. During the year ended September 30, 2013, the Company issued 526,206 shares of common stock and obtained gross proceeds of $340,450 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2014 or 2013.

Stock Purchase Warrants

At September 30, 2014 and 2013, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares and extended the expiration of the program through December 31, 2014. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,352. During the year ended September 30, 2013, no shares were repurchased. At September 30, 2014, all repurchased shares were retired.

14. NET INCOME PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options and warrants are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options and warrants with an exercise price greater than the per-share market value would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended September 30,
	2014	2013
Numerator:
Income available to common stockholders	$3,327,088	$1,262,812

Denominator:
Weighted average common shares outstanding	33,077,556	32,464,935
Assumed exercise of dilutive options and warrants	359,568	455,084
Weighted average dilutive shares outstanding	33,437,124	32,920,019

Basic income per common share	$0.10	$0.04
Diluted income per common share	$0.10	$0.04

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,121,250	2,057,000
Warrants	1,627,945	1,627,945
Total	2,749,195	3,684,945

15. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2014, revenues from one customer accounted for 16% of total revenues, with no other single customer representing more than 10% of total revenues. For the fiscal year ended September 30, 2013, revenues from three customers accounted for 15%, 14% and 10% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location.

	Years ended September 30,
	2014	2013
Americas	$7,133,618	$8,402,382
Europe, Middle East and Africa	7,078,702	2,957,538
Asia Pacific	10,379,022	5,728,010
Total Revenues	$24,591,342	$17,087,930

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
November 20, 2014

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

Date: November 20, 2014	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2014	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 20, 2014	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: November 20, 2014	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: November 20, 2014	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

Date: November 20, 2014	By	/s/ DENNIS J. WEND
Dennis J. Wend Director

S-1