Form 10-Q
period 2014-12-31
LRAD Corp
filed 2015-02-05
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 29, 2015 was 33,243,156.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	September 30,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$20,090,202	$23,894,744
Short-term marketable securities	626,044	-
Accounts receivable, net	2,487,220	4,284,051
Inventories, net	4,393,259	3,895,736
Prepaid expenses and other	469,583	523,947
Total current assets	28,066,308	32,598,478

Long-term marketable securities	2,498,147	-
Property and equipment, net	378,945	360,084
Intangible assets, net	52,537	53,835
Prepaid expenses and other - noncurrent	719,551	766,423
Total assets	$31,715,488	$33,778,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$936,289	$830,503
Accrued liabilities	1,285,854	4,087,976
Total current liabilities	2,222,143	4,918,479
Other liabilities - noncurrent	152,683	157,550
Total liabilities	2,374,826	5,076,029
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,236,489 shares issued and outstanding	332	332
Additional paid-in capital	88,180,572	88,049,125
Accumulated deficit	(58,841,032)	(59,346,666)
Accumulated other comprehensive income	790	-
Total stockholders' equity	29,340,662	28,702,791
Total liabilities and stockholders' equity	$31,715,488	$33,778,820

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2014	2013
Revenues:
Product sales	$4,146,072	$3,556,062
Contract and other	239,356	266,568
Total revenues	4,385,428	3,822,630
Cost of revenues	2,026,271	1,878,079

Gross profit	2,359,157	1,944,551

Operating expenses:
Selling, general and administrative	1,402,021	1,424,544
Research and development	477,704	393,541
Total operating expenses	1,879,725	1,818,085

Income from operations	479,432	126,466

Other income	26,202	5,197

Income from operations before income taxes	505,634	131,663
Income tax expense	-	100
Net income	$505,634	$131,563

Net income per common share:
Basic	$0.02	$0.00
Diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	33,236,489	33,028,646
Diluted	33,785,996	33,473,582

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31,
	2014	2013

Net Income	$505,634	$131,563
Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of $0 tax	790	-
Other comprehensive income	790	-
Comprehensive income	$506,424	$131,563

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2014	2013
Operating Activities:
Net income	$505,634	$131,563

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,084	35,203
Provision for doubtful accounts	-	(3,772)
Warranty provision	19,198	14,361
Inventory obsolescence	(3,534)	(4,414)
Share-based compensation	131,447	149,814
Changes in operating assets and liabilities:
Accounts receivable	1,796,831	3,061,072
Inventories	(493,989)	(752,689)
Prepaid expenses and other	54,364	491,154
Prepaid expenses and other - noncurrent	46,872	46,875
Accounts payable	105,786	(1,027,441)
Warranty settlements	(8,402)	(11,362)
Accrued and other liabilities	(2,817,785)	182,160
Net cash (used in) provided by operating activities	(601,494)	2,312,524

Investing Activities:
Purchases of marketable securities	(3,123,401)	-
Capital expenditures	(79,501)	(124,793)
Patent costs paid	(146)	(80)
Net cash used in investing activities	(3,203,048)	(124,873)

Financing Activities:
Repurchase of common stock	-	(99,597)
Proceeds from exercise of stock options	-	193,064
Net cash provided by financing activities	-	93,467
Net (decrease) increase in cash	(3,804,542)	2,281,118
Cash and cash equivalents, beginning of period	23,894,744	15,805,195
Cash and cash equivalents, end of period	$20,090,202	$18,086,313

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$-	$100

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on November 20, 2014. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40). The guidance requires disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2017. Management is evaluating the significance of the recent accounting pronouncement and has not yet concluded whether the pronouncement will have a significant effect on the Company’s future financial statements.

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1:     Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3:     Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of our cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. We do not have any marketable securities in the Level 3 category. We believe that the recorded values of all our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following table presents our cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2014. At September 30, 2014, we did not have any financial instruments that are required to be measured at fair value on a recurring basis.

		Unrealized	Fair	Cash and Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$195,114		$195,114	$195,114

Level 2:
Certificates of deposit	2,998,147		2,998,147	250,000	$250,000	$2,498,147
Municipal securities	1,777,908	$790	1,778,698	1,402,654	376,044
Subtotal	4,776,055	790	4,776,845	1,652,654	626,044	2,498,147

Total	$4,971,169	$790	$4,971,959	$1,847,768	$626,044	$2,498,147

5. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2014	2014
Raw materials	$3,852,900	$3,462,869
Finished goods	733,018	634,246
Work in process	158,293	153,107
Inventories, gross	4,744,211	4,250,222
Reserve for obsolescence	(350,952)	(354,486)
Inventories, net	$4,393,259	$3,895,736

 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2014	2014

Machinery and equipment	$935,298	$903,798
Office furniture and equipment	762,499	720,548
Leasehold improvements	67,913	61,863
Property and equipment, gross	1,765,710	1,686,209
Accumulated depreciation	(1,386,765)	(1,326,125)
Property and equipment, net	$378,945	$360,084

	Three months ended
	December 31,
	2014	2013
Depreciation expense	$60,640	$33,635

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2014	2014

Payroll and related	$513,692	$3,033,223
Warranty reserve	302,888	288,480
Accrued contract costs	295,551	197,034
Deferred revenue	170,323	567,639
Other	3,400	1,600
Total	$1,285,854	$4,087,976

Other liabilities - noncurrent consisted of the following:

Deferred rent	$130,464	$131,719
Extended warranty	22,219	25,831
Total	$152,683	$157,550

Payroll and related

Payroll and related consists primarily of accrued bonus and related taxes, vacation and outside commissions.

Warranty Reserve

Changes in the warranty reserve were as follows:

	Three months ended
	December 31,
	2014	2013
Beginning balance	$314,311	$212,759
Warranty provision	19,198	14,361
Warranty settlements	(8,402)	(11,362)
Ending balance	$325,107	$215,758

	December 31,	September 30,
	2014	2014
Short-term warranty reserve	$302,888	$288,480
Long-term warranty reserve	22,219	25,831
Total warranty reserve	$325,107	$314,311

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

8. INCOME TAXES

At December 31, 2014, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision for California during the three months ended December 31, 2014 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset most state taxes during the 2015 fiscal year.

ASC 740 requires the Company to recognize in its financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

9. COMMITMENTS AND CONTINGENCIES

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2015 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2014. During the three months ended December 31, 2014, the Company accrued $170,279 for bonuses and related payroll tax expenses in connection with the 2015 plan. The Company did not record any bonus expense during the three months ended December 31, 2013 in connection with the 2014 plan.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2014, the Company had one equity incentive plan, the 2005 Equity Incentive Plan (“2005 Equity Plan”). The 2005 Equity Plan, as amended, authorizes for issuance as stock options, stock appreciation rights, or stock awards an aggregate of 3,250,000 new shares of common stock to employees, directors or consultants. The total plan reserve includes these new shares and shares reserved under prior plans, allowing for the issuance of up to 4,999,564 shares. At December 31, 2014, there were options outstanding covering 3,091,702 shares of common stock under the 2005 Equity Plan and an additional 202,467 shares of common stock available for grant.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2014:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2014	2,530,535	$2.09
Granted	574,500	$2.86
Forfeited/expired	(13,333)	$2.42
Exercised	-	$-
Outstanding December 31, 2014	3,091,702	$2.23
Exercisable December 31, 2014	2,333,863	$2.20

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2015 to 2023 with an average life of 5.9 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 was $1,770,169 and $1,419,573, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2014	2013
Cost of revenue	$4,820	$2,058
Selling, general and administrative	105,222	131,176
Research and development	21,405	16,580
Total	$131,447	$149,814

The employee stock options granted in the three months ended December 31, 2014 and 2013 had a weighted-average estimated fair value of $1.18 per share and $0.85 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	December 31,
	2014			2013
Volatility	53.0%	-	62.0%	65.0%	-	76.0%
Risk-free interest rate	1.3%	-	1.6%	0.6%	-	2.0%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%			0.0%
Expected life in years	3.8	-	4.6	3.2	-	6.5

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

Since the Company has an NOL carryforward as of December 31, 2014, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2014 and 2013. As of December 31, 2014, there was approximately $1,000,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.7 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2014:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, September 30, 2014	33,236,489	$332	$88,049,125	$(59,346,666)	$-	$28,702,791
Share-based compensation expense	-	-	131,447	-	-	131,447
Other comprehensive income	-	-	-	-	790	790
Net income	-	-	-	505,634	-	505,634
Balances, December 31, 2014	33,236,489	$332	$88,180,572	$(58,841,032)	$790	$29,340,662

Stock Purchase Warrants

At December 31, 2014, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. During the three months ended December 31, 2014, no shares were repurchased.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2014	2013
Numerator:
Income available to common stockholders	$505,634	$131,563

Denominator:
Weighted average common shares outstanding	33,236,489	33,028,646
Assumed exercise of dilutive options and warrants	549,507	444,936
Weighted average dilutive shares outstanding	33,785,996	33,473,582

Basic income per common share	$0.02	$0.00
Diluted income per common share	$0.01	$0.00

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,325,750	1,751,500
Warrants	-	1,627,945
Total	1,325,750	3,379,445

13. MAJOR CUSTOMERS

For the three months ended December 31, 2014, revenues from three customers accounted for 23%, 15% and 13% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2014, accounts receivable from two customers accounted for 38% and 24% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2013, revenues from one customer accounted for 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2013, accounts receivable from four customers accounted for 31%, 19%, 11%, and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

Revenues in the quarter ended December 31, 2014, were $4.4 million, a 15% increase compared to $3.8 million in the quarter ended December 31, 2013. The increase in revenues was primarily due to continued strong international growth, with 82% of revenues generated by sales to international markets. Our revenues included a $1 million follow-on order from a military police in Asia, an approximately $700,000 order from a southeast Asian navy, a number of follow-on orders for mass notification for cities and towns in Asia, as well as orders for shipbuilders, police, coast guards, navies, and other various markets. We continue to penetrate new markets with our omnidirectional products for mass notification applications in municipalities, as well as our first installation at a zoo. The U.S. Army and the National Guard and Reserve Equipment Account have line items with funding available for AHDs in the 2015 budget. We also continue to pursue other U.S. military opportunities as well as possible funding in the 2016 U.S. Department of Defense appropriations bill. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross margin improved to 54% of net revenues in the quarter ended December 31, 2014, compared to 51% of net revenues in the prior year’s first quarter. Operating expenses increased by 3% from $1.8 million to $1.9 million in the quarter ended December 31, 2014.

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

Overall Business Outlook

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

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2014. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and 2013

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2014		December 31, 2013
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,146,072	94.5%	$3,556,062	93.0%	$590,010	16.6%
Contract and other	239,356	5.5%	266,568	7.0%	(27,212)	(10.2% )
	4,385,428	100.0%	3,822,630	100.0%	562,798	14.7%

Cost of revenues	2,026,271	46.2%	1,878,079	49.1%	148,192	7.9%
Gross profit	2,359,157	53.8%	1,944,551	50.9%	414,606	21.3%

Operating Expenses:
Selling, general and administrative	1,402,021	32.0%	1,424,544	37.3%	(22,523)	(1.6% )
Research and development	477,704	10.9%	393,541	10.3%	84,163	21.4%
	1,879,725	42.9%	1,818,085	47.6%	61,640	3.4%

Income from operations	479,432	10.9%	126,466	3.3%	352,966	279.1%

Other Income	26,202	0.6%	5,197	0.1%	21,005	404.2%

Income from operations before income taxes	505,634	11.5%	131,663	3.4%	373,971	284.0%
Income tax expense	-	0.0%	100	0.0%	(100)	(100.0% )
Net income	$505,634	11.5%	$131,563	3.4%	$374,071	284.3%

The increase in revenues was primarily due to continued strong international sales in a number of markets, including a $1 million order for public safety in Asia, a number of additional orders for mass notification in various towns and cities from a customer in Asia, an approximately $700,000 order from an Asian Navy, as well as a variety of other shipments across a broad variety of markets. Uncertainty on U.S. defense spending continued through the current quarter. Due to the budgetary cycles of our customer base and the lack of established markets for our proprietary products, we expect continued uneven quarterly revenues in future periods. At December 31, 2014, we had aggregate deferred revenue of $170,323 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased revenue, as well as favorable channel mix and reduced cost related to our annual maintenance contract for a foreign military.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included decreases of $44,391 for salaries and consulting fees, primarily for business development personnel, $25,954 for non-cash share-based compensation expense, $24,806 for marketing expense due to the timing of trade shows, $23,316 for legal and other professional expenses and $5,959 of other decreases, partially offset by an increase of $101,903 for bonus accrual.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2014 and 2013 of $105,222 and $131,176, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $47,094 for bonus accrual, $13,441 for increased salaries, and $23,628 of other expenses.

Included in research and development expenses for the three months ended December 31, 2014 and 2013 was $21,405 and $16,580 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line-up in 2015 and 2014 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The increase in net income was primarily due to the increase in revenues and gross margin, partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Cash at December 31, 2014 was $20,090,202, compared to $23,894,744 at September 30, 2014. During the quarter ended December 31, 2014, the Company invested $3,123,401 in short and long-term marketable securities. In addition, cash was used primarily by a reduction in accrued and other liabilities resulting primarily from 2014 bonus payments during the quarter. This cash reduction was partially offset by our strong operating performance during the quarter and a reduction in accounts receivable from strong year-end shipments in September 2014. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31,
	2014	2013
Cash (used in) provided by:
Operating activities	(601,494)	2,312,524
Investing activities	(3,203,048)	(124,873)
Financing activities	-	93,467

Operating Activities

Net income of $505,634 for the three months ended December 31, 2014 was adjusted for $209,195 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $1,796,831 due to collections from a high year-end balance, an increase and accounts payable of $105,786, and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $101,236. Cash used in operating activities included a decrease in accrued and other liabilities of $2,817,785, primarily for the payment of bonuses earned in fiscal 2014, increased inventories of $493,989 based on our current sales forecast, and $8,402 for warranty settlements. Net income of $131,563 for the three months ended December 31, 2013 was adjusted for $191,192 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision, provision for doubtful accounts and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $3,061,072 due to collections from a high year-end balance, a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $538,029, primarily for the receipt of a reimbursement from our insurance company related to a prior lawsuit, and an increase in accrued and other liabilities of $182,160. Cash used in operating activities included a decrease in accounts payable of $1,027,441 for payment of year-end inventory requirements, increased inventories of $752,689 based on our current sales forecast and $11,362 used for warranty settlements.

We had accounts receivable of $2,487,220 at December 31, 2014, compared to $4,284,051 at September 30, 2014. The level of trade accounts receivable at December 31, 2014 represented approximately 52 days of revenues for the quarter compared to 53 days of revenues for the quarter at September 30, 2014. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers and the timing of contract payments.

At December 31, 2014 and September 30, 2014, our working capital was $25,844,165 and $27,679,999, respectively. The reduction in working capital was the result of purchasing $2,498,147 of long-term marketable securities.

Investing Activities

We made initial purchases of short and long-term marketable securities of $3,123,401 during the quarter ended December 31, 2014. We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $79,647 and $124,873 for the three months ended December 31, 2014 and 2013, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2015.

Financing Activities

In the three months ended December 31, 2013, we received $193,064 from the exercise of stock options, and we paid $99,597 for the repurchase of common stock. We did not have any exercises or repurchases in the quarter ended December 31, 2014. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. We plan to continue to purchase additional shares through December 31, 2015.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

LRAD CORPORATION

Date: February 5, 2015	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)