Form 10-Q
period 2015-03-31
LRAD Corp
filed 2015-05-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 1, 2015 was 33,120,260.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	September 30,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$19,147,928	$23,894,744
Short-term marketable securities	1,746,087	-
Accounts receivable, net	2,347,131	4,284,051
Inventories, net	4,561,878	3,895,736
Prepaid expenses and other	693,491	523,947
Total current assets	28,496,515	32,598,478

Long-term marketable securities	2,799,988	-
Property and equipment, net	413,907	360,084
Intangible assets, net	52,024	53,835
Prepaid expenses and other - noncurrent	672,680	766,423
Total assets	$32,435,114	$33,778,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,036,652	$830,503
Accrued liabilities	1,494,912	4,087,976
Total current liabilities	2,531,564	4,918,479
Other liabilities - noncurrent	146,188	157,550
Total liabilities	2,677,752	5,076,029
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,250,943 and 33,236,489 shares issued and outstanding	333	332
Treasury stock, at cost, 24,506 shares	(57,106)	-
Additional paid-in capital	88,363,558	88,049,125
Accumulated deficit	(58,550,521)	(59,346,666)
Accumulated other comprehensive income	1,098	-
Total stockholders' equity	29,757,362	28,702,791
Total liabilities and stockholders' equity	$32,435,114	$33,778,820

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues:
Product sales	$4,252,815	$5,113,660	$8,398,887	$8,669,722
Contract and other	233,415	273,646	472,771	540,214
Total revenues	4,486,230	5,387,306	8,871,658	9,209,936
Cost of revenues	2,189,425	2,658,050	4,215,696	4,536,129

Gross profit	2,296,805	2,729,256	4,655,962	4,673,807

Operating expenses:
Selling, general and administrative	1,466,197	1,630,965	2,868,219	3,055,509
Research and development	569,418	575,851	1,047,122	969,392
Total operating expenses	2,035,615	2,206,816	3,915,341	4,024,901

Income from operations	261,190	522,440	740,621	648,906

Other income	30,921	5,086	57,124	10,283

Income from operations before income taxes	292,111	527,526	797,745	659,189
Income tax expense	1,600	1,600	1,600	1,700
Net income	$290,511	$525,926	$796,145	$657,489

Net income per common share - basic and diluted	$0.01	$0.02	$0.02	$0.02
Weighted average common shares outstanding:
Basic	33,253,719	33,133,915	33,244,929	33,080,702
Diluted	33,847,965	34,040,509	33,816,805	33,756,467

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net Income	$290,511	$525,926	$796,145	$657,489
Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of $0 tax	308	-	1,098	-
Other comprehensive income	308	-	1,098	-
Comprehensive income	$290,819	$525,926	$797,243	$657,489

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2015	2014
Operating Activities:
Net income	$796,145	$657,489

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,074	87,436
Provision for doubtful accounts	-	8,036
Warranty provision	40,674	83,518
Inventory obsolescence	22,908	(33,088)
Share-based compensation	308,854	341,422
Loss on sale or impairment of patents	-	6,980
Changes in operating assets and liabilities:
Accounts receivable	1,936,920	2,190,096
Inventories	(689,050)	(873,904)
Prepaid expenses and other	(169,544)	377,698
Prepaid expenses and other - noncurrent	93,743	93,750
Accounts payable	206,149	(478,789)
Warranty settlements	(27,749)	(36,069)
Accrued and other liabilities	(2,617,351)	565,906
Net cash provided by operating activities	21,773	2,990,481

Investing Activities:
Purchases of marketable securities	(4,544,977)	-
Capital expenditures	(170,999)	(203,876)
Patent costs paid	(1,087)	(3,645)
Net cash used in investing activities	(4,717,063)	(207,521)

Financing Activities:
Repurchase of common stock	(158,740)	(248,957)
Proceeds from exercise of stock options	107,214	193,064
Net cash used in financing activities	(51,526)	(55,893)

Net (decrease) increase in cash	(4,746,816)	2,727,067
Cash and cash equivalents, beginning of period	23,894,744	15,805,195
Cash and cash equivalents, end of period	$19,147,928	$18,532,262

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$-	$100

See accompanying notes

LRAD Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and omnidirectional sound technologies and products. The Company sells its proprietary sound reproduction technologies and products in markets around the world.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. ASU 2014-09 is effective for the Company starting in the first quarter of fiscal 2018. Early adoption is not permitted. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year, but to permit companies to adopt one year earlier if they choose. The proposed standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40). The guidance requires disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2017. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements.

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

Instruments Measured at Fair Value

The following table presents our cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2015. At September 30, 2014, we did not have any financial instruments that are required to be measured at fair value on a recurring basis.

		Unrealized	Fair	Cash and Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$31,618	$-	$31,618	$31,618	$-	$-

Level 2:
Certificates of deposit	2,749,183	-	2,749,183	-	-	2,749,183
Municipal securities	2,070,868	1,529	2,072,397	526,147	1,495,445	50,805
Corporate bonds	251,073	(431)	250,642	-	250,642	-
Subtotal	5,071,124	1,098	5,072,222	526,147	1,746,087	2,799,988

Total	$5,102,742	$1,098	$5,103,840	$557,765	$1,746,087	$2,799,988

5. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2015	2014
Raw materials	$4,130,283	$3,462,869
Finished goods	707,927	634,246
Work in process	101,063	153,107
Inventories, gross	4,939,273	4,250,222
Reserve for obsolescence	(377,395)	(354,486)
Inventories, net	$4,561,878	$3,895,736

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2015	2014

Machinery and equipment	$935,298	$903,798
Office furniture and equipment	853,997	720,548
Leasehold improvements	67,913	61,863
Property and equipment, gross	1,857,208	1,686,209
Accumulated depreciation	(1,443,301)	(1,326,125)
Property and equipment, net	$413,907	$360,084

	Six months ended
	March 31,
	2015	2014
Depreciation expense	$117,176	$84,413

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2015	2014

Payroll and related	$683,941	$3,033,223
Accrued contract costs	394,068	197,034
Warranty reserve	310,258	288,480
Deferred revenue	103,005	567,639
Other	3,640	1,600
Total	$1,494,912	$4,087,976

Other liabilities - noncurrent consisted of the following:

Deferred rent	$129,210	$131,719
Extended warranty	16,978	25,831
Total	$146,188	$157,550

Payroll and related

Payroll and related consists primarily of accrued bonus and related taxes, vacation and outside commissions.

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears each year.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three month ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Beginning balance	$325,107	$215,758	$314,311	$212,759
Warranty provision	21,476	69,157	40,674	83,518
Warranty settlements	(19,347)	(24,707)	(27,749)	(36,069)
Ending balance	$327,236	$260,208	$327,236	$260,208

	March 31,	September 30,	March 31,	September 30,
	2015	2014	2015	2014
Short-term warranty reserve	$310,258	$288,480	$310,258	$288,480
Long-term warranty reserve	16,978	25,831	16,978	25,831
Total warranty reserve	$327,236	$314,311	$327,236	$314,311

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

8. INCOME TAXES

At March 31, 2015, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company did not record a tax provision for California during the six months ended March 31, 2015 as the Company expects its annual effective tax rate to be zero. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset most state taxes during the 2015 fiscal year.

ASC 740 requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

9. COMMITMENTS AND CONTINGENCIES

 Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2015 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2014. During the three months ended March 31, 2015 and 2014, the Company accrued $152,819 and $338,151, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans. During the six months ended March 31, 2015 and 2014, the Company accrued $323,098 and $338,151, respectively, in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2015, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2015, there were options outstanding covering 2,992,535 and 80,000 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2015:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2014	2,530,535	$2.09
Granted	664,500	$2.77
Forfeited/expired	(38,833)	$2.48
Exercised	(83,667)	$2.39
Outstanding March 31, 2015	3,072,535	$2.25
Exercisable March 31, 2015	2,430,233	$2.23

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2015 to 2023 with an average life of 5.8 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2015 was $1,101,327 and $926,323, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of income as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of revenue	$6,851	$4,409	$11,671	$6,467
Selling, general and administrative	125,224	163,385	230,446	294,561
Research and development	45,332	23,814	66,737	40,394
Total	$177,407	$191,608	$308,854	$341,422

The employee stock options granted in the six months ended March 31, 2015 and 2014 had a weighted-average estimated fair value of $1.13 per share and $0.85 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended
	March 31,
	2015			2014
Volatility	51.0%	-	62.0%	54.0%	-	76.0%
Risk-free interest rate	1.0%	-	1.6%	0.6%	-	2.0%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%			0.0%
Expected life in years	3.2	-	4.6	3.2		6.5

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

Since the Company has an NOL carryforward as of March 31, 2015, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2015 and 2014. As of March 31, 2015, there was approximately $800,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.6 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2015:

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Income/(Loss)	Equity
Balances, September 30, 2014	33,236,489	$332	$-	$88,049,125	$(59,346,666)	$-	$28,702,791
Share-based compensation expense	-	-	-	308,854	-	-	308,854
Issuance of common stock upon exercise of stock options , net	83,667	1	-	107,213	-	-	107,214
Repurchase of common stock	(44,707)	-	-	(101,634)	-	-	(101,634)
Treasury shares	(24,506)	-	$(57,106)	-	-	-	(57,106)
Other comprehensive income	-	-	-	-	-	1,098	1,098
Net income	-	-	-	-	796,145	-	796,145
Balances, March 31, 2015	33,250,943	$333	$(57,106)	$88,363,558	$(58,550,521)	$1,098	$29,757,362

Stock Purchase Warrants

At March 31, 2015, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67 which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. During the six months ended March 31, 2015, 69,213 shares were repurchased.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Income available to common stockholders	$290,511	$525,926	$796,145	$657,489

Denominator:
Weighted average common shares outstanding	33,253,719	33,133,915	33,244,929	33,080,702
Assumed exercise of dilutive options and warrants	594,246	906,594	571,876	675,765
Weighted average dilutive shares outstanding	33,847,965	34,040,509	33,816,805	33,756,467

Basic income per common share	$0.01	$0.02	$0.02	$0.02
Diluted income per common share	$0.01	$0.02	$0.02	$0.02

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,418,250	1,146,000	1,318,250	1,236,000
Warrants	1,627,945	1,627,945	1,627,945	1,627,945
Total	3,046,195	2,773,945	2,946,195	2,863,945

13. MAJOR CUSTOMERS

For the three months ended March 31, 2015, revenues from three customers accounted for 21%, 17% and 15% of total revenues, respectively, and for the six months ended March 31, 2015, revenues from three customers accounted for 19%, 17% and 16% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At March 31, 2015, accounts receivable from three customers accounted for 34%, 19% and 11% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2014, revenues from one customer accounted for 25% of total revenues, and for the six months ended March 31, 2014, revenues from one customer accounted for 14% of revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2014, accounts receivable from three customers accounted for 29%, 17%, and 16% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Overview

Our Company develops and delivers highly intelligible, directed Long Range Acoustic Devices® (“LRAD®”) that beam, focus and control sound over short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve.

Our LRAD-X® product line offers a variety of directed sound products, which use focused acoustic output in a narrow beam to clearly transmit critical information, instructions and warnings over long distances. The LRAD-X product line features clear voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors, from our hand held LRAD 100X to our LRAD 2000X unit which communicates up to 5,500 meters. Through the use of powerful voice commands, prerecorded messages in multiple languages, and deterrent tones, our LRAD-X products are designed to create large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems and accessories to meet a broad range of diverse applications including fixed and mobile military deployments, maritime security, critical infrastructure and perimeter security, commercial security, border and port security, law enforcement and emergency responder communications, asset protection and wildlife preservation and control. Our LRAD-X products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

In 2012, we built on the success of our LRAD-X directional technology to launch our first omnidirectional product, the LRAD 360X. Unlike the existing siren based systems in the market, the LRAD 360X is designed with the same characteristics as our directed products - highly intelligible, powerful voice commands and the ability to communicate and alert over long distances. Since the LRAD 360X product launch, we have developed the ONE VOICETM omnidirectional product line, which includes our mass communication products, a mobile, fully-integrated, trailer-mounted mass communication system, and other enhancements to provide a more fully integrated solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in worldwide sales and marketing activities, our LRAD-X and ONE VOICE products have pioneered a new worldwide market, selling into over 70 countries, for directional and omnidirectional long-range acoustic hailing devices (“AHDs”).

Revenues in the quarter ended March 31, 2015, were $4.5 million, a decrease from $5.4 million in the quarter ended March 31, 2014. The decrease in revenues was primarily due to the timing of customer orders. Based on the timing of budget cycles and contract awards in our global markets, there are often delays that result in uneven revenue quarters. Our revenues in the second fiscal quarter from our LRAD-X products continued to be strong in international markets with several orders for Asian naval ships, coast guard boats, military vehicles, wildlife protection and police, public safety and security applications. We had a number of follow-on orders for our mass notification products for cities and towns in Asia during the quarter as well. We also continue to pursue other U.S. military opportunities as well as possible funding in the 2016 U.S. Department of Defense appropriations bill. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit decreased as a result of the lower revenues compared to the same quarter in the prior year. Operating expenses decreased by 8% from $2.2 million to $2.0 million in the quarter ended March 31, 2015. Net income decreased by $235,000, or $.01 per diluted share, compared to the same quarter in the prior year.

Overall Business Outlook

Our product line continues to gain notoriety and acceptance worldwide through media exposure and word of mouth as a result of positive responses and increased acceptance of our products by our customers. We believe we have a solid technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth, and our newer line of omnidirectional products, which are targeted to meet the needs of the large, growing mass notification market. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue to expand our selling efforts internationally, especially in the Middle East and South America where we believe there is greater opportunity for the sale of our products. We also plan to continue to expand our presence in the mass notification market with our omnidirectional product line. Our selling network has expanded through the addition of business development employees as well as the improvement and increase of relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2015 due to continuing economic and geopolitical conditions in some international regions. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of income expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2015		March 31, 2014
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,252,815	94.8%	$5,113,660	94.9%	$(860,845)	(16.8%	)
Contract and other	233,415	5.2%	273,646	5.1%	(40,231)	(14.7%	)
	4,486,230	100.0%	5,387,306	100.0%	(901,076)	(16.7%	)

Cost of revenues	2,189,425	48.8%	2,658,050	49.3%	(468,625)	(17.6%	)
Gross profit	2,296,805	51.2%	2,729,256	50.7%	(432,451)	(15.8%	)

Operating Expenses:
Selling, general and administrative	1,466,197	32.7%	1,630,965	30.3%	(164,768)	(10.1%	)
Research and development	569,418	12.7%	575,851	10.7%	(6,433)	(1.1%	)
	2,035,615	45.4%	2,206,816	41.0%	(171,201)	(7.8%	)

Income from operations	261,190	5.8%	522,440	9.7%	(261,250)	(50.0%	)

Other Income	30,921	0.7%	5,086	0.1%	25,835	508.0%

Income from operations before income taxes	292,111	6.5%	527,526	9.8%	(235,415)	(44.6%	)
Income tax expense	1,600	0.0%	1,600	0.0%	-	0.0%
Net income	$290,511	6.5%	$525,926	9.8%	$(235,415)	(44.8%	)

Revenues decreased in the current quarter compared to the prior year due to the timing of orders. The receipt of orders will often be uneven due to the timing of approvals or budgets. We continued with strong international sales in the quarter, primarily for foreign navies, coast guard boats, police, and military vehicles. We derived 15% of our revenue from mass notification markets, primarily in Asia. We expect continued uneven quarterly revenues in future periods, but expect the second half of the year to be much stronger than the first half. At March 31, 2015, we had aggregate deferred revenue of $103,005 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the quarter was primarily due to the decrease in revenue, partially offset by favorable margins due to product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included decreases of $117,223 for bonus accrual, $54,312 for travel expense, $38,161 for non-cash share-based compensation expense, and $12,695 of other decreases, partially offset by an increase of $38,725 for third party commissions and $18,898 for marketing expense for trade shows.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2015 and 2014 of $125,224 and $163,385, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased compared to the prior year primarily due to $58,727 for bonus accrual and $2,583 of other decreases, offset by an increase of $21,518 for non-cash share-based compensation expense, $17,886 for development costs and $15,473 for increased salaries.

Included in research and development expenses for the three months ended March 31, 2015 and 2014 was $45,332 and $23,814 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line in 2015 and 2014 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The decrease in net income was primarily due to the decrease in revenues, partially offset by a decrease in operating expenses.

Comparison of Results of Operations for the Six Months Ended March 31, 2015 and 2014

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of income expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six month ended
	March 31, 2015		March 31, 2014
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$8,398,887	94.7%	$8,669,722	94.1%	$(270,835)	(3.1%	)
Contract and other	472,771	5.3%	540,214	5.9%	(67,443)	(12.5%	)
Total revenues	8,871,658	100.0%	9,209,936	100.0%	(338,278)	(3.7%	)

Cost of revenues	4,215,696	47.5%	4,536,129	49.3%	(320,433)	(7.1%	)
Gross profit	4,655,962	52.5%	4,673,807	50.7%	(17,845)	(0.4%	)

Operating expenses:
Selling, general and administrative	2,868,219	32.3%	3,055,509	33.2%	(187,290)	(6.1%	)
Research and development	1,047,122	11.8%	969,392	10.5%	77,730	8.0%
Total operating expenses	3,915,341	44.1%	4,024,901	43.7%	(109,560)	(2.7%	)

Income from operations	740,621	8.4%	648,906	7.0%	91,715	14.1%

Other income	57,124	0.6%	10,283	0.1%	46,841	455.5%

Income from continuing operations before income taxes	797,745	9.0%	659,189	7.1%	138,556	21.0%
Income tax expense	1,600	0.0%	1,700	0.0%	(100)	(5.9%	)
Net income	$796,145	9.0%	$657,489	7.1%	$138,656	21.1%

  The decrease in revenues is primarily due to the timing of the receipt of orders compared to the prior year, where we had a strong first half, primarily in international markets. The receipt of orders will often be uneven due to the timing of approvals or budgets. We continued with strong international sales in the current year to date, primarily for foreign navies, coast guard boats, police, and military vehicles. We shipped approximately $1.7 million of product in two orders to the same Asian customer for military police. We derived 15% of our revenue from mass notification markets, primarily in Asia. Uncertainty on U.S. defense spending continued through the current period. At March 31, 2015, we had aggregate deferred revenue of $103,005 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the period was primarily due to decreased revenue, partially offset by favorable margins based on the product mix compared to the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a decrease of $70,321 for travel expense, $64,115 for non-cash share-based compensation expense, $29,948 for consulting fees and salaries, $20,520 for recruiting fees, $15,320 for accrued bonus and $13,569 of other decreases. These expenses were partially offset by an increase of $26,503 for outside commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2015 and 2014 of $230,446 and $294,561, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $28,915 for increased salaries, $26,343 for non-cash share-based compensation, $24,518 for increased development costs and $9,587 of other increases. These expenses were partially offset by a reduction of $11,633 for accrued bonus.

Included in research and development expenses for the six months ended March 31, 2015 and 2014 was $66,737 and $40,394 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded the product line in 2015 and 2014 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The increase in net income, in spite of a reduction in revenues, was due to increased gross margin as a percentage of revenues, reduced operating expenses and an increase in interest income.

Liquidity and Capital Resources

Cash at March 31, 2015 was $19,147,928, compared to $23,894,744 at September 30, 2014. During the six months ended March 31, 2015, the Company invested $4,544,977 in short and long-term marketable securities. In addition, cash was used to reduce accrued and other liabilities resulting primarily from 2014 bonus payments during the first fiscal quarter. This cash reduction was partially offset by our strong operating performance during the six month period and a reduction in accounts receivable from strong year-end shipments in September 2014. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31,
	2015	2014
Cash provided by (used in):
Operating activities	21,773	2,990,481
Investing activities	(4,717,063)	(207,521)
Financing activities	(51,526)	(55,893)

Operating Activities

Net income of $796,145 for the six months ended March 31, 2015 was adjusted for $492,510 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $1,936,920 due to collections from a high year-end balance, an increase in accounts payable of $206,149, and a decrease in prepaid expenses and other – noncurrent of $93,743. Cash used in operating activities included a decrease in accrued and other liabilities of $2,617,351, primarily for the payment of bonuses earned in fiscal 2014 and a reduction of prepayments from customers, increased inventories of $689,050 based on our current sales forecast, increased prepaid expenses and other of $169,544 and $27,749 for warranty settlements. Net income of $657,489 for the six months ended March 31, 2014 was adjusted for $494,304 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision, provision for doubtful accounts and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $2,190,096 due to collections from a high year-end balance, an increase in accrued and other liabilities of $565,906, primarily related to a bonus accrual and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $471,448, primarily for the receipt of a reimbursement from our insurance company related to a prior lawsuit. Cash used in operating activities included increased inventories of $873,904 based on our current sales forecast, accounts payable of $478,789 for payment of year-end inventory requirements, and $36,069 used for warranty settlements.

We had accounts receivable of $2,347,131 at March 31, 2015, compared to $4,284,051 at September 30, 2014. The level of trade accounts receivable at March 31, 2015 represented approximately 47 days of revenues compared to 53 days of revenues at September 30, 2014. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At March 31, 2015 and September 30, 2014, our working capital was $25,964,951 and $27,679,999, respectively. The reduction in working capital was the result of purchasing $4,544,977 of long-term marketable securities.

Investing Activities

In the six months ended March 31, 2015, we purchased short and long-term marketable securities of $4,544,977. We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $172,086 and $207,521 for the six months ended March 31, 2015 and 2014, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2015.

Financing Activities

In the six months ended March 31, 2015 and 2014, we received $107,214 and $193,064, respectively, from the exercise of stock options. The Board of Directors approved a share buyback program under which the Company may repurchase up to $4 million of its outstanding common shares, which expires on December 31, 2015. In the six months ended March 31, 2015 and 2014, we paid $158,740 and $248,957 for the repurchase of common stock.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. Shares repurchased under the plan have been, or will be, retired. At March 31, 2015, we held 24,506 treasury shares.

The following table discloses the stock repurchases during the quarter ended March 31, 2015:

Maximum dollar
			Total number of	value of shares that
			shares purchased	may yet be
	Total number of	Average price	as part of publicly	purchased
Period	shares purchased	paid per share	announced programs	under the program

January 1, 2015 - January 31, 2015	----	----	----	$ 3,483,648
February 1, 2015 - February 28, 2015	----	----	----	$ 3,483,648
March 1, 2015 - March 31, 2015	69,213	$2.29	69,213	$ 3,324,908
Total	69,213		69,213

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

LRAD CORPORATION

Date: May 7, 2015	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)