Form 10-Q
period 2015-06-30
LRAD Corp
filed 2015-08-06
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on July 31, 2015 was 33,118,600.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	September 30,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$17,783,499	$23,894,744
Short-term marketable securities	1,942,882	-
Accounts receivable, net	2,735,033	4,284,051
Inventories, net	5,077,498	3,895,736
Prepaid expenses and other	599,714	523,947
Total current assets	28,138,626	32,598,478

Long-term marketable securities	2,797,788	-
Property and equipment, net	455,387	360,084
Intangible assets, net	52,830	53,835
Prepaid expenses and other - noncurrent	625,809	766,423
Total assets	$32,070,440	$33,778,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,400,569	$830,503
Accrued liabilities	1,099,514	4,087,976
Total current liabilities	2,500,083	4,918,479
Other liabilities - noncurrent	144,688	157,550
Total liabilities	2,644,771	5,076,029
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,226,161and 33,236,489 shares issued and outstanding	332	332
Additional paid-in capital	88,040,202	88,049,125
Accumulated deficit	(58,614,468)	(59,346,666)
Accumulated other comprehensive income	(397)	-
Total stockholders' equity	29,425,669	28,702,791
Total liabilities and stockholders' equity	$32,070,440	$33,778,820

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$3,256,564	$7,621,392	$11,655,451	$16,291,114
Contract and other	249,351	382,696	722,122	922,910
Total revenues	3,505,915	8,004,088	12,377,573	17,214,024
Cost of revenues	1,804,905	2,955,292	6,020,601	7,491,421
Gross profit	1,701,010	5,048,796	6,356,972	9,722,603

Operating expenses:
Selling, general and administrative	1,286,095	2,488,284	4,154,314	5,543,793
Research and development	519,991	622,273	1,567,113	1,591,665
Total operating expenses	1,806,086	3,110,557	5,721,427	7,135,458

(Loss) income from operations	(105,076)	1,938,239	635,545	2,587,145

Other income	31,863	5,128	88,987	15,411

(Loss) income from operations before income taxes	(73,213)	1,943,367	724,532	2,602,556
Income tax (benefit) expense	(9,266)	552	(7,666)	2,252
Net (loss) income	$(63,947)	$1,942,815	$732,198	$2,600,304

Net (loss) income per common share - basic and diluted	$(0.00)	$0.06	$0.02	$0.08
Weighted average common shares outstanding:
Basic	33,152,714	33,041,142	33,214,242	33,067,515
Diluted	33,152,714	33,185,564	33,738,616	33,342,311

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income	$(63,947)	$1,942,815	$732,198	$2,600,304
Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of $0 tax	701	-	397	-
Other comprehensive income	701	-	397	-
Comprehensive (loss) income	$(63,246)	$1,942,815	$732,595	$2,600,304

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2015	2014
Operating Activities:
Net income	$732,198	$2,600,304

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	182,569	147,534
Provision for doubtful accounts	-	5,716
Warranty provision	19,720	147,887
Inventory obsolescence	42,286	19,032
Share-based compensation	461,717	488,958
Loss on sale or impairment of patents	-	6,980
Changes in operating assets and liabilities:
Accounts receivable	1,549,018	1,204,313
Inventories	(1,224,048)	(163,281)
Prepaid expenses and other	(75,767)	454,185
Prepaid expenses and other - noncurrent	140,614	140,625
Accounts payable	570,066	(944,129)
Warranty settlements	(33,260)	(40,975)
Accrued and other liabilities	(2,987,784)	1,860,328
Net cash (used in) provided by operating activities	(622,671)	5,927,477

Investing Activities:
Purchases of marketable securities	(4,741,067)	-
Capital expenditures	(273,482)	(242,483)
Patent costs paid	(3,385)	(6,348)
Net cash used in investing activities	(5,017,934)	(248,831)

Financing Activities:
Repurchase of common stock	(965,474)	(476,494)
Proceeds from exercise of stock options	494,834	193,064
Net cash used in financing activities	(470,640)	(283,430)

Net (decrease) increase in cash	(6,111,245)	5,395,216
Cash and cash equivalents, beginning of period	23,894,744	15,805,195
Cash and cash equivalents, end of period	$17,783,499	$21,200,411

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$-	$325

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In April 2015, the FASB voted to propose a deferral of the effective date of the new standard by one year. On July 9, 2015, this deferral was approved by the FASB. The final ASU would permit public entities to apply the new revenue standard to interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have, if any, on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (subtopic 205-40). The guidance requires disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance will be effective for the Company in the fiscal quarter beginning January 1, 2017. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330):Simplifying the Measurement of Inventory (“ASU 2015-11”). The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

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

Instruments Measured at Fair Value

The following table presents our cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities as of June 30, 2015. At September 30, 2014, we did not have any financial instruments that are required to be measured at fair value on a recurring basis.

		Unrealized	Fair	Cash and Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$30,659	$-	$30,659	$30,659	$-	$-

Level 2:
Certificates of deposit	2,996,264	-	2,996,264	-	249,098	2,747,166
Municipal securities	1,457,447	740	1,458,187	225,111	1,182,454	50,622
Corporate bonds	512,467	(1,137)	511,330	-	511,330	-
Subtotal	4,966,178	(397)	4,965,781	225,111	1,942,882	2,797,788

Total	$4,996,837	$(397)	$4,996,440	$255,770	$1,942,882	$2,797,788

5. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2015	2014
Raw materials	$4,546,351	$3,462,869
Finished goods	723,370	634,246
Work in process	204,549	153,107
Inventories, gross	5,474,270	4,250,222
Reserve for obsolescence	(396,772)	(354,486)
Inventories, net	$5,077,498	$3,895,736

 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2015	2014

Machinery and equipment	$939,048	$903,798
Office furniture and equipment	883,072	720,548
Leasehold improvements	67,913	61,863
Property and equipment, gross	1,890,033	1,686,209
Accumulated depreciation	(1,434,646)	(1,326,125)
Property and equipment, net	$455,387	$360,084

	Nine months ended
	June 30,
	2015	2014
Depreciation expense	$178,179	$143,211

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2015	2014

Payroll and related	$607,751	$3,033,223
Warranty reserve	284,038	288,480
Deferred revenue	107,419	567,639
Accrued contract costs	98,517	197,034
Other	1,789	1,600
Total	$1,099,514	$4,087,976

Other liabilities - noncurrent consisted of the following:

Deferred rent	$127,955	$131,719
Extended warranty	16,733	25,831
Total	$144,688	$157,550

Payroll and related

Payroll and related consists primarily of accrued bonus and related taxes, vacation and outside commissions.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three month ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$327,236	$260,208	$314,311	$212,759
Warranty provision	(20,954)	64,369	19,720	147,887
Warranty settlements	(5,511)	(4,906)	(33,260)	(40,975)
Ending balance	$300,771	$319,671	$300,771	$319,671

	June 30,	September 30,	June 30,	September 30,
	2015	2014	2015	2014
Short-term warranty reserve	$284,038	$288,480	$284,038	$288,480
Long-term warranty reserve	16,733	25,831	16,733	25,831
Total warranty reserve	$300,771	$314,311	$300,771	$314,311

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears each year.

8. INCOME TAXES

At June 30, 2015, the Company had federal net operating losses (“NOLs”) and related state NOLs. In accordance with FASB Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”), the Company recorded a full valuation allowance as it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

The Company recorded only the minimum $1,600 tax provision for California during the nine months ended June 30, 2015 as the Company expects its annual effective tax rate to be zero. The income tax expense was reduced by $9,266 to adjust the prior year ended September 30, 2014 to the actual tax returns. In addition to the Company’s federal NOLs, it also made an election under Section 172(b)(1)(H) of the Internal Revenue Code of 1986, as amended per the American Recovery and Reinvestment Tax Act of 2009, to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, which offsets the Alternative Minimum Tax in the current tax year. In addition, the state of California has reinstated the NOL carryover deduction for taxable years beginning on or after January 1, 2012, which are expected to offset most state taxes during the 2015 fiscal year.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2015 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2014. During the three months ended June 30, 2015 and 2014, the Company accrued $0 and $680,974, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans. During the nine months ended June 30, 2015 and 2014, the Company accrued $323,098 and $1,019,125, respectively, in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2015, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2015, there were options outstanding covering 2,669,035 and 80,000 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2015:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2014	2,530,535	$2.09
Granted	664,500	$2.77
Forfeited/expired	(51,833)	$2.58
Exercised	(394,167)	$1.26
Outstanding June 30, 2015	2,749,035	$2.36
Exercisable June 30, 2015	2,208,448	$2.36

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2015 to 2023 with an average life of 6.2 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2015 was $362,719 and $297,220, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$7,024	$2,702	$18,695	$9,169
Selling, general and administrative	119,653	125,407	350,099	419,968
Research and development	26,186	19,427	92,923	59,821
Total	$152,863	$147,536	$461,717	$488,958

The employee stock options granted in the nine months ended June 30, 2015 and 2014 had a weighted-average estimated fair value of $1.13 per share and $0.85 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2015			2014
Volatility	51.0%	-	62.0%	54.0%	-	76.0%
Risk-free interest rate	1.0%	-	1.6%	0.6%	-	2.0%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%			0.0%
Expected life in years	3.2	-	4.6	3.2	-	6.5

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

Since the Company has an NOL carryforward as of June 30, 2015, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2015 and 2014. As of June 30, 2015, there was approximately $700,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.4 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2015:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances, September 30, 2014	33,236,489	$332	$88,049,125	$(59,346,666)	$-	$28,702,791
Share-based compensation expense	-	-	461,717	-	-	461,717
Issuance of common stock upon exercise of stock options , net	394,167	4	494,830	-	-	494,834
Repurchase of common stock	(404,495)	(4)	(965,470)	-	-	(965,474)
Other comprehensive income	-	-	-	-	(397)	(397)
Net income	-	-	-	732,198	-	732,198
Balances, June 30, 2015	33,226,161	$332	$88,040,202	$(58,614,468)	$(397)	$29,425,669

Stock Purchase Warrants

At June 30, 2015, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67, which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. During the nine months ended June 30, 2015, 404,495 shares were repurchased.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
(Loss) income available to common stockholders	$(63,947)	$1,942,815	$732,198	$2,600,304

Denominator:
Weighted average common shares outstanding	33,152,714	33,041,142	33,214,242	33,067,515
Assumed exercise of dilutive options and warrants	-	144,422	524,374	274,796
Weighted average dilutive shares outstanding	33,152,714	33,185,564	33,738,616	33,342,311

Basic (loss) income per common share	$(0.00)	$0.06	$0.02	$0.08
Diluted (loss) income per common share	$(0.00)	$0.06	$0.02	$0.08

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,405,250	1,215,000	1,405,250	1,215,000
Warrants	1,627,945	1,627,945	1,627,945	1,627,945
Total	3,033,195	2,842,945	3,033,195	2,842,945

13. MAJOR CUSTOMERS

For the three months ended June 30, 2015, revenues from three customers accounted for 18%, 13% and 11% of total revenues, respectively, and for the nine months ended June 30, 2015, revenues from three customers accounted for 16%, 13% and 12% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At June 30, 2015, accounts receivable from two customers accounted for 36% and 18% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Our LRAD-X® product line offers a variety of directed sound products, which use focused acoustic output in a narrow beam to clearly transmit critical information, instructions and warnings over long distances. The LRAD-X product line features clear voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors, from our hand held LRAD 100X to our LRAD 2000X unit, which communicates up to 5,500 meters. Through the use of powerful voice commands, prerecorded messages in multiple languages, and deterrent tones, our LRAD-X products are designed to create large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems and accessories to meet a broad range of diverse applications including fixed and mobile military deployments, maritime security, critical infrastructure and perimeter security, commercial security, border and port security, law enforcement and emergency responder communications, asset protection and wildlife preservation and control. Our LRAD-X products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

In 2012, we built on the success of our LRAD-X directional technology to launch our first omnidirectional product, the LRAD 360X. Unlike the existing siren based systems in the market, the LRAD 360X is designed with the same characteristics as our directed products - highly intelligible voice broadcasts and the ability to communicate and alert over long distances. Since the LRAD 360X product launch, we have developed our ONE VOICETM omnidirectional mass communication product line, which includes a mobile, fully-integrated, trailer-mounted mass communication system, and other enhancements to provide a more fully integrated solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in worldwide sales and marketing activities, our LRAD-X and ONE VOICE products have pioneered a new worldwide market, selling into over 70 countries, for directional long-range acoustic hailing devices (“AHDs”) and advanced, omnidirectional mass notification systems.

Revenues in the third fiscal quarter ended June 30, 2015, were $3.5 million, a decrease from $8.0 million in the third fiscal quarter of 2014. The decrease in revenues was primarily due to the timing of customer orders. Based on the timing of budget cycles, as well as financial issues and military strife in certain areas of the world, there are often delays in awarding contracts, which result in uneven revenue quarters. Despite these delays, demand for our products remains strong and we continue to build awareness and interest in our new LRAD-X and ONE VOICE mass notification products around the world. For the quarter ended June 30, 2015, we delivered a $634,000 LRAD 100X order to an Asian police force, as well as other orders for police, navies, oil applications, coast guards, and municipalities for mass notification applications. By comparison, the quarter ended June 30, 2014 included a $4 million order for LRAD-2000X and other units for perimeter and border security in the Middle East, as well as other larger orders that did not recur in the 2015 quarter. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit decreased as a result of the lower revenues compared to the same quarter in the prior year. Operating expenses decreased by 42% from $3.1 million to $1.8 million in the quarter ended June 30, 2015 primarily due to lower commission expense and bonus accrual. Net income decreased by $2.0 million, or $.06 per diluted share, compared to the same quarter in the prior year.

Overall Business Outlook

Our product line continues to gain global renown and acceptance through media exposure and word of mouth as a result of positive responses and successful product deployments by our customers. We believe we have a solid technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth, and our newer line of omnidirectional products, which are targeted to meet the needs of the large, growing mass notification market. We believe that we have strong market opportunities within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue to expand our selling efforts internationally, especially in the Middle East and South America where we believe there is greater opportunity for the sale of our products. We also plan to continue to expand our presence in the mass notification market with our omnidirectional product line. Our selling network has expanded through the addition of business development employees as well as the improvement and increase of relationships with key integrators and sales representatives within the United States and in a number of international locations. However, we have continued to face challenges in fiscal 2015 due to continuing economic and geopolitical conditions in some international regions. We anticipate continued U.S. Military spending uncertainty due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	June 30, 2015		June 30, 2014
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$3,256,564	92.9%	$7,621,392	95.2%	$(4,364,828)	(57.3%	)
Contract and other	249,351	7.1%	382,696	4.8%	(133,345)	(34.8%	)
	3,505,915	100.0%	8,004,088	100.0%	(4,498,173)	(56.2%	)

Cost of revenues	1,804,905	51.5%	2,955,292	36.9%	(1,150,387)	(38.9%	)
Gross profit	1,701,010	48.5%	5,048,796	63.1%	(3,347,786)	(66.3%	)

Operating Expenses:
Selling, general and administrative	1,286,095	36.7%	2,488,284	31.1%	(1,202,189)	(48.3%	)
Research and development	519,991	14.8%	622,273	7.8%	(102,282)	(16.4%	)
	1,806,086	51.5%	3,110,557	38.9%	(1,304,471)	(41.9%	)

Income from operations	(105,076)	(3.0% )	1,938,239	24.2%	(2,043,315)	(105.4%	)

Other Income	31,863	0.9%	5,128	0.1%	26,735	521.4%

Income from operations before income taxes	(73,213)	(2.1% )	1,943,367	24.3%	(2,016,580)	(103.8%	)
Income tax (benefit) expense	(9,266)	(0.3% )	552	0.0%	(9,818)	(1778.6%	)
Net income	$(63,947)	(1.8% )	$1,942,815	24.3%	$(2,006,762)	(103.3%	)

Revenues decreased in the current quarter compared to the prior year due to the timing of customer orders and delays in awarding contracts. The quarter ended June 30, 2014 was a strong quarter, which included a $4 million order for LRAD-2000X and other units for perimeter and border security in the Middle East, as well as other larger sized orders that did not recur in the 2015 quarter. The receipt of orders will often be uneven due to the timing of approvals or budgets. International sales, primarily for foreign police, navies, coast guard boats, and an offshore oil application, comprised most of the quarterly revenues. Our revenue from mass notification markets represented 18% and 3% of revenues for the three months ended June 30, 2015 and 2014, respectively. Mass notification revenues were primarily for municipalities in Asia, as well as an airport in Asia and a U.S. Army installation. While uneven quarterly revenues are anticipated in future periods, we expect a strong fourth quarter to finish the fiscal year. At June 30, 2015, we had aggregate deferred revenue of $107,419 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the quarter was primarily due to the decrease in revenue and lower absorption of our fixed overhead, partially offset by lower freight costs and lower bonus accrual.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included decreases of $701,733 for commission expense, $456,825 for bonus accrual, $34,480 for travel expense and $9,151 of other decreases.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2015 and 2014 of $119,653 and $125,407, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased compared to the prior year primarily due to $176,356 for bonus accrual, offset by an increase of $59,022 for higher salaries and outside consulting expenses and $15,052 for other increases.

Included in research and development expenses for the three months ended June 30, 2015 and 2014 was $26,186 and $19,427 of non-cash share-based compensation costs, respectively.

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

Comparison of Results of Operations for the Nine Months Ended June 30, 2015 and 2014

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine month ended
	June 30, 2015		June 30, 2014
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$11,655,451	94.2%	$16,291,114	94.6%	$(4,635,663)	(28.5%	)
Contract and other	722,122	5.8%	922,910	5.4%	(200,788)	(21.8%	)
Total revenues	12,377,573	100.0%	17,214,024	100.0%	(4,836,451)	(28.1%	)

Cost of revenues	6,020,601	48.6%	7,491,421	43.5%	(1,470,820)	(19.6%	)
Gross profit	6,356,972	51.4%	9,722,603	56.5%	(3,365,631)	(34.6%	)

Operating expenses:
Selling, general and administrative	4,154,314	33.6%	5,543,793	32.2%	(1,389,479)	(25.1%	)
Research and development	1,567,113	12.7%	1,591,665	9.3%	(24,552)	(1.5%	)
Total operating expenses	5,721,427	46.3%	7,135,458	41.5%	(1,414,031)	(19.8%	)

Income from operations	635,545	5.1%	2,587,145	15.0%	(1,951,600)	(75.4%	)

Other income	88,987	0.7%	15,411	0.1%	73,576	477.4%

Income from continuing operations before income taxes	724,532	5.8%	2,602,556	15.1%	(1,878,024)	(72.2%	)
Income tax (benefit) expense	(7,666)	(0.1% )	2,252	0.0%	(9,918)	(440.4%	)
Net income	$732,198	5.9%	$2,600,304	15.1%	$(1,868,106)	(71.8%	)

  The decrease in revenues was primarily due to the timing of the receipt of orders and delays in awarding contracts compared to the prior year where we had a strong first nine months, primarily in international markets. The receipt of orders will often be uneven due to the timing of approvals or budgets. International sales in the current year to date, primarily for foreign police, navies, coast guard boats, and military vehicles, continued to be strong. We shipped approximately $2.5 million of product into China year to date for police, coast guard, and other applications. We derived 16% of our year to date revenues from mass notification markets, primarily in Asia, compared to 5% for the first three quarters of fiscal 2014. U.S. defense spending uncertainty continued through the current period. At June 30, 2015, we had aggregate deferred revenue of $107,419 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the period was due to decreased revenue and lower margins primarily due to lower absorption of our fixed overhead, partially offset by lower warranty and maintenance cost, freight expense, and lower bonus accrual.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses reflected a decrease of $675,230 for outside commission expense, $472,145 for accrued bonus, $104,801 for travel expense, $69,869 for non-cash share-based compensation expense, $30,984 for recruiting fees, $25,171 for trade show expense and $11,279 of other decreases.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2015 and 2014 of $350,099 and $419,968, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased compared to the prior year primarily due to a reduction of $187,989 for accrued bonus expense, partially offset by increases of $89,607 for salaries, benefits and consultants, $33,102 for non-cash share-based compensation, $26,450 for development costs and $14,278 of other increases.

Included in research and development expenses for the nine months ended June 30, 2015 and 2014 was $92,923 and $59,821 of non-cash share-based compensation costs, respectively.

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

Net Income

The decrease in net income was due to decreased revenue, partially offset by reduced operating expenses and an increase in interest income.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2015 was $17,783,499, compared to $23,894,744 at September 30, 2014. During the nine months ended June 30, 2015, the Company invested $4,741,067 in short and long-term marketable securities. In addition, cash was used to reduce accrued and other liabilities resulting primarily from 2014 bonus payments during the first fiscal quarter, to purchase inventory for our upcoming fourth quarter and to repurchase common stock. This cash reduction was partially offset by our operating performance during the nine-month period and a reduction in accounts receivable from strong year-end shipments in September 2014. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30,
	2015	2014
Cash (used in) provided by:
Operating activities	(622,671)	5,927,477
Investing activities	(5,017,934)	(248,831)
Financing activities	(470,640)	(283,430)

Operating Activities

Net income of $732,198 for the nine months ended June 30, 2015 was adjusted for $706,292 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $1,549,018 due to collections from a high year-end balance, an increase in accounts payable of $570,066, and a decrease in prepaid expenses and other – noncurrent of $140,614. Cash used in operating activities included a decrease in accrued and other liabilities of $2,987,784, primarily for the payment of bonuses earned in fiscal 2014 and a reduction of prepayments from customers, increased inventories of $1,224,048 based on our current sales forecast, increased prepaid expenses and other of $75,767 and $33,260 for warranty settlements. Net income of $2,600,304 for the nine months ended June 30, 2014 was adjusted for $816,107 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $1,860,328, primarily related to bonus accrual for meeting performance targets, a decrease in accounts receivable of $1,204,313 due to collections from a high year-end balance, and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $594,810, primarily for the receipt of a reimbursement from our insurance company related to the lawsuit in the prior year. Cash used in operating activities included decreased accounts payable of $944,129 for payment of year-end inventory requirements, increased inventories of $163,281 based on our current sales forecast, and $40,975 for warranty settlements.

We had accounts receivable of $2,735,033 at June 30, 2015, compared to $4,284,051 at September 30, 2014. The level of trade accounts receivable at June 30, 2015 represented approximately 71 days of revenues compared to 53 days of revenues at September 30, 2014. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At June 30, 2015 and September 30, 2014, our working capital was $25,638,543 and $27,679,999, respectively. The reduction in working capital was the result of purchasing $2,797,788 of long-term marketable securities.

Investing Activities

In the nine months ended June 30, 2015, we purchased short and long-term marketable securities of $4,741,067. We did not purchase any securities in the same period in fiscal 2014.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $276,867 and $248,831 for the nine months ended June 30, 2015 and 2014, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2015.

Financing Activities

In the nine months ended June 30, 2015 and 2014, we received $494,834 and $193,064, respectively, from the exercise of stock options. The Board of Directors approved a share buyback program under which the Company may repurchase up to $4 million of its outstanding common shares, which expires on December 31, 2015. In the nine months ended June 30, 2015 and 2014, we paid $965,474 and $476,494 for the repurchase of common stock.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares. In November 2014, the expiration of the buyback program was extended from December 31, 2014 to December 31, 2015. Shares repurchased under the plan have been, or will be, retired. At June 30, 2015, we did not hold any treasury shares.

The following table discloses the stock repurchases during the quarter ended June 30, 2015:

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program

April 1, 2015 - April 30, 2015	131,020	$2.44	131,020	$3,005,103
May 1, 2015 - May 31, 2015	111,984	$2.48	111,984	$2,727,082
June 1, 2015 - June 30, 2015	92,278	$2.26	92,278	$2,518,174
Total	335,282		335,282

In the nine months ended June 30, 2015, the Company purchased 404,495 shares at an average price paid per share of $2.39.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

LRAD CORPORATION

Date: August 6, 2015	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)