Form 10-K
period 2015-09-30
LRAD Corp
filed 2015-12-03
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $66,327,747 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,136,171 shares of common stock, par value $.00001 per share, as of November 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2015.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over relatively short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. In fiscal 2008, we completely redesigned our directional LRAD® products, introducing the LRAD-X® product line, with improved quality and functionality. In 2012, using the technology that we developed for our directional speakers, we designed and developed a new line of omnidirectional LRAD ONE VOICETM speakers. Unlike our directional products, which have a narrow 15 to 30 degree beam of sound, the omnidirectional line offers products that project sound from 60 to 360 degrees to meet the needs of the global mass notification marketplace. We now offer a variety of directional and omnidirectional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. Our Long Range Acoustic Device® or LRAD pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) which we now sell into over 70 countries. We have been at the forefront developing new acoustic innovations and we believe we have established a significant competitive advantage in our principal markets.

Technology and Products

Our LRAD represents a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. Our LRAD was initially developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marine Corps and Coast Guard, as well as international military services and commercial maritime, commercial security, and public safety organizations around the globe since early 2003. In fiscal 2008, we completed the redesign and redevelopment of our LRAD products and introduced our current generation of products called LRAD-X, which feature improved voice intelligibility, output and durability. Our LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a broadcast range up to 5,500 meters. Our LRAD systems also feature a rugged construction that allows the product to meet the stringent environmental requirements of military applications. Our LRAD systems can emit powerful voice commands, prerecorded messages in multiple languages and deterrent tones to create large safety zones allowing operators to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel.

Our LRAD-X product line provides a complete range of systems from single user portable to permanently installed, remotely operated RX units. In recent years, we have added new models to meet specific customer requirements and to enable us to expand our technology into new markets. We have also added new features such as wireless capability, recordable microphones, integrated and remote electronics packages, and various amplifier configurations.

In 2012, utilizing our advanced speaker technology developed for our directed products, we designed and developed an omnidirectional speaker, the LRAD 360X. Unlike most of the mass notification systems currently on the market, which are primarily sirens, our products provide the same highly intelligible voice clarity as the rest of the LRAD product line. The LRAD 360X is designed to transmit highly intelligible voice communications and warnings over a 360-degree area, unlike the more directional LRAD products. Since the initial product launch, we have expanded our omnidirectional product line to include a broad offering of products to meet the needs of the mass notification market.

In 2014, we introduced the LRAD 450XL, which uses new, patent pending speaker technology and is the most powerful acoustic hailing device in the market today for its size and weight. In 2015, we introduced the latest addition to our LRAD directed product line, the LRAD 500RX, which is engineered and designed on our proprietary pan and tilt system and is a lighter, more compact version of our successful LRAD 1000RX. We continue to enhance our product design to improve the durability and performance of our units. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD-X product line currently includes the following:

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

•	LRAD 300X—a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft—is available with both fully integrated and remotely operated electronics.

•

LRAD 100X—a self-contained, battery powered, portable system designed for use in a variety of mass notification, law enforcement and commercial security applications—is ideally suited for shorter-range perimeter security and communications.

•

LRAD 1000RX—selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System— is our solution for remotely controlled security. The LRAD 1000RX enables system operators to detect and communicate with an intruder over long distances. It features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD 1000RX can also be integrated with radar to provide automated intruder alerts. Because of its automated capabilities, the LRAD 1000RX is intended to reduce manpower requirements and false alarms while providing a highly effective, cost-efficient, remote response security solution.

•	LRAD 500RX—engineered and designed on a proprietary pan and tilt system, the LRAD 500RX is a lighter, more compact version of the LRAD 1000RX.

LRAD Omnidirectional Products:

•

LRAD 360X—launched in 2012—is designed to provide 360-degree coverage with features designed specifically for mass notification and emergency warning capabilities. The LRAD 360X is targeted for market applications including tsunami, hurricane, tornado and severe weather warnings, state and local government, campus and industrial facility public address and emergency notification, and military base mass notification and public address.

•

LRAD 360Xm—a smaller form factor of the LRAD 360X—provides the same highly intelligible voice clarity of the LRAD 360X over areas not requiring large-scale coverage. Designed for fixed or mobile installations in smaller areas such as courtyards, parking lots, parks and recreational facilities, the LRAD 360Xm is targeted for rapid deployment during military exercises, at industrial facilities and construction sites, and for activities such as festivals, parades and sporting events. In 2014, we developed a portable version of the LRAD 360Xm in a carrying case with a telescoping tripod that can be set-up in minutes and can provide immediate communication where needed.

•

LRAD 360XT—a mobile mass notification solution on a ruggedized trailer equipped with a telescoping, folding mast to deploy an LRAD 360X to a maximum height of 30 feet which can provide emergency warnings and instructions where needed with area coverage up to an 850-meter radius.

•	LRAD DS-60—a 60-degree mass notification speaker that can be mounted on various platforms to provide communication in areas requiring more directional coverage.

•

LRAD SB—a vehicle mounted speaker system that can be secured to any armored, VIP or other government or corporate vehicle to create a 360 degree deterrent zone to safely and effectively warn and ward off threats.

•

SoundSaber®—a 90-degree mass notification system with highly intelligible voice communication that is well suited for military base communications, air craft carrier hanger decks, and public address applications.

We continue to develop additional products to expand our omnidirectional product offering to meet the needs of the growing global mass notification market.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high quality, clarity and intelligibility. Our overall strategy is to offer an increasing variety of directional and omnidirectional sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, large end-users, system integrators and defense-related companies, and we have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with militaries and governments, we are subject to each customer’s unique budget cycle, which leads to extremely long selling cycles and uneven revenue flow, complicating our product planning.

We had a number of business opportunities in 2015 that were delayed due to worldwide economic conditions. In 2016, we plan to continue to pursue those opportunities, with the support of new marketing and business development personnel added in late fiscal 2015. Our plan is to grow revenue through increased direct sales to domestic and international militaries, and large commercial and defense-related companies, who desire to use our directed sound technology in their integrated product offerings. This includes a continued strong effort to pursue U.S. military opportunities where our products have proven beneficial in the past, but revenues have declined in recent years due to federal budget constraints. Our focus will be primarily on the government, military, law enforcement, homeland and international security, private and commercial security, maritime security and wildlife preservation and control markets. While we have been developing these markets for several years, we have only begun to realize the significant potential in these worldwide market opportunities.

We plan to continue expanding our presence and increase our market share in the global mass notification market. We entered the large mass notification market with the introduction of the LRAD 360X omnidirectional product. We have designed and developed a complimentary omnidirectional product line-up to increase our presence in this global market. While this is a more mature marketplace with established manufacturers and suppliers, we believe that our superior technology and product offerings give us an opportunity to penetrate and succeed in this large, expanding market. We also plan to continue our focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers that focus on the mass notification market.

Our research and development strategy is to continue to develop innovative directed acoustic solutions (e.g., the LRAD 450XL and the LRAD 500RX) for introduction into our target markets, as well as to round out our omnidirectional product offering to include a more comprehensive, integrated solution. In fiscal 2008, we made significant improvements to the performance and quality of our existing directed sound products and introduced our line of LRAD-X products. The introduction of our redesigned and reengineered product line has allowed us to expand our business and maintain an industry leadership position. We have ongoing development efforts to further improve our products’ performance, quality and features. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. Our mass notification products represent a much more complex, integrated offering. We plan to continue investing engineering resources and capital to develop products and software to further expand our omnidirectional product line.

We intend to continue operating with financial discipline in order to create value for our shareholders. We are focused on growing our top line revenue which will translate into increased net profit growth by successfully entering into new markets and expanding our market share in the mass notification market.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly, test and ship our products for both commercial and government systems. We have refined our internal processes to improve how we design, test and qualify product designs. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third party testing and certification of our products to ensure that they meet rigorous military and commercial specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize the efficiency of our supply chain. We purchase a number of key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates which could impact our lead times and product cost. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Minnesota, Texas and Wisconsin. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large direct customers.

We have established a global reputation for providing high quality, innovative sound solutions that has made LRAD an internationally recognized product brand. We actively promote our brands on our products and we intend to continue increasing the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business.

Customer Concentration

For the fiscal year ended September 30, 2015, revenues from one customer accounted for 15% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2014, revenues from one customer accounted for 16% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. Our goal is to diversify sound technology revenues in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $4,451,016 at September 30, 2015, compared to $5,543,000 at September 30, 2014. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

Warranties

We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. We generally provide direct warranty service, but at times we may establish warranty service through third parties. Our international warranties are generally similar to the warranties we offer in the U.S.

We also provide repair and maintenance agreements and extended warranty contracts at market rates, with terms ranging from one year to several years, as an additional source of revenue and to provide increased customer satisfaction.

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Many of our present and potential future competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, our responsiveness to customers and our ability to meet their needs and, most importantly, the quality, ruggedness and superior performance of our products which have been developed by incorporating feedback from our customers and our desire to provide the highest quality product to our markets.

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

With the introduction of the omnidirectional LRAD products, we entered the more mature and established mass notification market, which has a number of large competitors including Federal Signal Corporation, Whelen Engineering Company Inc., Siemens AG and others. In addition to powerful warning tones and sirens, the omnidirectional LRAD products provide the same vocal clarity, intelligibility and quality over long distances as our directed LRAD products. We believe the highly intelligible voice of our omnidirectional products gives us a competitive advantage against these larger organizations. We believe the domestic and international markets for mass notification systems are substantial and growing.

Seasonality

Government business tends to be seasonal due to government procurement and budget cycles, with the quarter ending September 30, which coincides with the United States government budget year, usually producing relatively higher sales, and the quarter ending December 31, usually producing relatively lower sales. International budget years vary by country. Since our sales are primarily to governments, governmental departments or agencies, our selling cycles tend to be long and difficult to forecast. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong product offering that is continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, SOUNDSABER® and have filed for registration of ONE VOICETM, many of which have earned worldwide brand recognition.

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

For the fiscal years ended September 30, 2015 and 2014, we spent approximately $2.0 million and $2.5 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Thomas R. Brown, age 65, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing Division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of the Information Technology Division of Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc., a provider of innovative interactive entertainment products. Mr. Brown holds a B.A. in Economics from Rutgers University.

Katherine H. McDermott, age 55, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a B.A. in Business Administration from St. Bonaventure University and an MBA from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2015, we employed a total of 44 people. Of such employees, 11 were in research and development, 14 were in production, quality assurance and materials control, 7 were in general and administrative and 12 were in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our product. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

General economic conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic conditions and their impact on levels of capital investment and government spending. Global economic and political uncertainties and foreign currency rate fluctuations could adversely influence demand for our products leading to reduced levels of investments, reductions in government spending and budgets and changes in spending priorities and behavior. We could also be adversely affected by the negative impact on economic growth resulting from federal income tax increases and continued U.S. government spending restrictions that have been occurring during recent years.

We may need additional capital for growth.

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales to government, military and commercial markets to meet planned projections;

•	government spending levels impacting sales of our products;

•	political uncertainty;

•	foreign currency fluctuations;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

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

One customer accounted for a total of 15% of our total revenues for fiscal year 2015. We expect to continue to be dependent on a limited number of customers.

One customer accounted for 15% of total revenues for fiscal year 2015, and one customer accounted for 16% of total revenues for fiscal year 2014. Historically, our revenues have been dependent upon a limited number of customers. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the United States, Europe and Asia have experienced extreme volatility and uncertainty in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be a further volatility and uncertainty in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that negative economic conditions will have on our business and financial condition.

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

In fiscal 2015, direct and indirect sales to the U.S. government accounted for approximately 20% of our total net sales, compared to 16% of our total net sales in fiscal 2014 and 33% in fiscal 2013. Sales to international governments and police agencies have increased in recent years, including a large $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011, and a $4.0 million product shipment to a government in the Middle East in April 2014. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Recently mandated cuts in U.S. Department of Defense spending, including sequestration spending cuts, and the additional spending restrictions which began at the end of calendar 2013, could affect future U.S. Department of Defense military initiatives and homeland security spending. Even awards granted, such as our $12.2 million contract from the U.S. Navy awarded in June 2013, may not have orders issued against it due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

We must expand our customer base in order to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

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

Although our LRAD products are designed for use by both government and commercial customers, the government market represents a significant revenue opportunity for our products. Revenues from government agencies, including military, force protection and emergency response agencies, fluctuate each year depending on available funding and demand from our government customers. While acceptance of our products has been increasing, there are many more prospective customers within this market that could provide future growth for us, as well as international government markets which often follow the lead of the U.S. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our LRAD products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long-range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our LRAD products, which could cause our revenues to decline.

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

Our sales strategy for fiscal 2016 and beyond is to increase our market share of the growing mass notification market with our omnidirectional products. A number of large companies compete in this market and dominate the market share. We believe we have a strong product that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2015, we had a warranty reserve of $315,618. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $420,178. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, most of which are beyond our control and could result in our failure to achieve our revenue expectations.

We expect our proprietary directed acoustic products and technologies will be the source of substantially all our revenues for at least the near future. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

•	our ability to develop and supply sound reproduction components to customers, distributors or original equipment manufacturers (“OEMs”) or to license our technologies;

•	market acceptance of and changes in demand for our products or products of our customers;

•	gains or losses of significant customers, distributors or strategic relationships;

•	unpredictable volume and timing of customer orders;

•	delays in funding approval by U.S. and foreign government and military customers;

•	the availability, pricing and timeliness of delivery of components for our products and OEM products;

•	fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

•	the timing of new technological advances, product announcements or introductions by us, by OEMs or licensees and by our competitors;

•	production delays by customers, distributors, OEMs, or by us or our suppliers;

•	increased competition in this market;

•	the conditions of other industries, such as military and commercial industries, into which our technologies may be sold;

•	general electronics industry conditions, including changes in demand and associated effects on inventory and inventory practices;

•	general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

•	general political conditions in this country and in various other parts of the world that could affect spending for the products that we offer.

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

Technological competition from larger, more established electronic and loudspeaker manufacturers is expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

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

We sell our products worldwide. In fiscal 2015 and 2014, revenues outside of the U.S. accounted for approximately 75% and 78% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2015, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

As of September 30, 2015, we had outstanding options granted to our employees and directors to purchase 2,852,419 shares of our common stock, and had outstanding warrants issued to investors to purchase 1,627,945 shares of our common stock. At September 30, 2015, the exercise prices for the options and common stock warrants ranged from $0.93 to $3.17 per share. The issuance of shares of common stock upon the exercise of outstanding options or warrants could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facilities are located at 16990 Goldentop Road, Ste. A, San Diego, California. The lease of 31,360 square feet commenced July 1, 2012 and expires June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2014 and 2015:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2014
First Quarter	$2.16	$1.31
Second Quarter	$2.24	$1.74
Third Quarter	$2.12	$1.77
Fourth Quarter	$3.88	$1.84
Fiscal Year Ending September 30, 2015
First Quarter	$3.27	$2.30
Second Quarter	$3.01	$2.06
Third Quarter	$2.63	$1.97
Fourth Quarter	$2.22	$1.37

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,136,171 shares issued and outstanding by 961 holders of record of our common stock at November 25, 2015.

Dividends

We have never paid a cash dividend on our common stock or preferred stock. On December 2, 2015, our Board of Directors declared a quarterly dividend of $0.01 per share. The dividend will be paid on January 29, 2016 to shareholders of record at the close of business on January 15, 2016.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

In July 2013, our Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares, and extended the expiration of the program from December 31, 2013 to December 31, 2014. In November 2014, the expiration of the buyback program was further extended to December 31, 2015. During the year ended September 30, 2015, the Company purchased 734,070 shares at an average price paid per share of $2.13 for a total cost of $1,564,666. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,352. At September 30, 2015, all repurchased shares were retired.

In December 2015, our Board of Directors approved a new share buyback program beginning January 1, 2016 under which the Company may repurchase up to $4 million of its outstanding common shares through December 31, 2016. This program will replace the current program that will expire on December 31, 2015.

			Total number of	Maximum dollar
			shares purchased	value of shares
			as part of	that may yet be
	Total number of	Average price	publicly announced	purchased under
Period	shares purchased	paid per share	programs	the program

July 1, 2015 - July 31, 2015	107,561	$1.92	107,561	$2,311,865
August 1, 2015 - August 31, 2015	128,638	$1.73	128,638	$2,088,731
September 1, 2015 - September 30, 2015	93,376	$1.82	93,376	$1,918,983
Total	329,575		329,575

Item 6.	Selected Financial Data

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over relatively short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. In fiscal 2008, we completely redesigned our directional LRAD® products, introducing the LRAD-X® product line, with improved quality and functionality. In 2012, using the technology that we developed for our directional speakers, we designed and developed a new line of omnidirectional LRAD ONE VOICE speakers. Unlike our directional products, which have a narrow 15 to 30 degree beam of sound, the omnidirectional line offers products that project sound from 60 to 360 degrees to meet the needs of the global mass notification marketplace. We now offer a variety of directional and omnidirectional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. Our Long Range Acoustic Device® or LRAD pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) which we now sell into over 70 countries. We have been at the forefront developing new acoustic innovations and we believe we have established a significant competitive advantage in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2015, we accomplished the following:

•

Achieved sixth consecutive year of profitability, in spite of difficult global market conditions and ongoing United States defense budget uncertainty and sequestration, which has reduced U.S. military/government spending. U.S. government spending accounted for 59% of our net revenues in fiscal 2012 compared to 20% in fiscal 2015.

•

Achieved income from operations before income taxes of 8% of net revenues. Working capital decreased by 7.5% in 2015, compared to 2014, but increased by 3.5% after adding back long-term marketable security investments.

•

Enhanced our existing directional product offerings and continued to expand our omnidirectional product line making significant investments in software development and third party certifications of our product performance. We are targeting strong growth with our product offerings in the expanding worldwide mass notification market.

•

Expanded our marketing and business development teams from a total of 10 to 12 employees at September 30, 2015, including new management personnel, as well as one additional full-time international business consultant, with a second international consultant being added shortly following the fiscal yearend.

•

Continued to evaluate and develop our distribution channels by signing on new third party sales representatives and resellers. In the past year, we have increased our sales efforts in Africa and Central and Southeast Asia.

•	Continued to develop our international business which represented 75% of total fiscal 2015 net revenues.

•	Continued to grow our omnidirectional business, which increased 83% over fiscal 2014 and represented 17% of our fiscal 2015 net revenues.

•	Managed our balance sheet and controlled expenses while investing in new product development, markets and personnel.

•	Repurchased 734,070 shares of our stock under our share repurchase program announced in 2013, bringing the total number of shares repurchased under the program to 1,011,227.

•

Announced the introduction of the LRAD 450XL, the world’s loudest AHD for its size and weight, which uses enhanced patent pending technology. In June 2015, Government Security News recognized the LRAD 450XL as the “Best Acoustic Hailing Service” and the LRAD 360X as the “Best Mass Notification System” in its publication.

Our revenues decreased from $24,591,342 in the fiscal year ended September 30, 2014 to $16,784,220 in the fiscal year ended September 30, 2015. The decrease in revenues is due to delays in the award of contracts for both U.S. and International projects due to various factors, including budget delays, decreased oil and gas prices which have delayed capital expenditures, the strong dollar slowing international growth, and regional conflicts, especially in the Middle East. In almost all cases, these opportunities were delayed and not lost to competitors. Continued deferrals of U.S. defense spending delayed opportunities to meet the demands of our U.S. Military customers that we had hoped to see rebound this year. We continue to have the most success in the public safety market for crowd and riot control and military vehicles, as well as other diverse markets such as border and perimeter security, Navy and Coast Guard ships, tsunami warning and emergency notification systems, wildlife control, maritime security, marine surveillance and oil and gas. We received key, strategic, initial orders from the National Guard, State Department, U.S. Coast Guard and other customers that have strong business potential for us. We made progress expanding into the mass notification markets, increasing revenues of our omnidirectional products by $1,301,603 or 83% compared to prior fiscal year. Receipt of orders will often be uneven due to the timing of approvals or budgets. Gross profit decreased by $5,234,498 to 51% of net revenues, compared to 56% of net revenues in fiscal 2014, primarily due to lower net revenues, lower fixed overhead absorption and unfavorable channel mix, offset by lower manufacturing overhead expenses resulting from the lower volume. Operating expenses decreased by $3,130,995 or 30%, primarily due to lower bonus expense for not meeting established performance targets and lower third party commission expense as a result of a decrease in commissionable sales. Income from operations before income taxes decreased by $2,002,190 or 60% in fiscal 2015, compared to the prior year. Income tax expense decreased by $23,918. We also recognized a favorable, non-cash benefit of $8,339,000 resulting from the release of a portion of the valuation allowance against deferred tax assets. Our working capital decreased by $2,078,285 during fiscal 2015, primarily due to investing $3,047,166 in long-term securities. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

We incurred $2,028,539 of research and development expense during fiscal 2015. We designed, developed and launched the LRAD 450XL in early fiscal 2015, which is the loudest long range AHD for its size and weight, using and enhanced patent pending technology to provide outstanding output in a smaller form factor, with the same high level of clarity and intelligibility consistent with our full LRAD product line. In fiscal 2015, we worked on other products that will utilize that technology. We also designed and developed the proprietary pan and tilt LRAD 500RX, which is a lighter, compact, cost-effective version of our successful LRAD 1000RX. We continue to enhance and expand our LRAD-X product line to provide a complete range of systems and accessories from single operator portable to permanently installed, remotely operated. Our LRAD products have been competitively selected over other commercially available systems by the United States military and by several international militaries. We seek to continually improve the quality and manufacturability of our products to retain our competitive advantage in the AHD market from both a technology standpoint and to remain cost competitive. We believe our improved products provide increased sales opportunities into government and commercial markets and demonstrate our ability to remain the leader in the AHD market.

We continue the design and development of our LRAD ONE VOICE omnidirectional product line. Our development focus includes an investment in software to produce a fully integrated product offering controlled by our proprietary software. Product improvements that were made in 2015 resulted in sales of the LRAD 360XT, our mobile mass notification platform. We are continuing to make investments in engineering, software development, tooling and third party certifications of our product to compete in the global mass notification market with, what we believe to be, a superior product.

We intend to continue innovating during fiscal 2016 with consistent levels of research and development expenditures.

Business Outlook

Our product line-up continues to gain awareness and acceptance worldwide through media exposure and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the worldwide government and military sector, as well as increased commercial applications as a result of continued global threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our sales efforts internationally on the mass notification market, especially in the Middle East and Europe where we believe there are greater sales opportunities for our omnidirectional products. Our selling network has expanded through the addition of business development personnel as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2016 due to continuing economic and geopolitical conditions in some international regions. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

Our products have varying gross margins and therefore, product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. We also have increased competition in the mass notification market where there are a number of larger, more established companies that we expect will cause pricing pressure on our omnidirectional products. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

We increased the number of business development and marketing personnel at the company from 10 to 12 employees during 2015, as well as one additional full-time international business consultant, with a second international consultant being added shortly following the fiscal yearend. We have increased our participation in trade shows and demonstrations, including road shows with our LRAD 360XT trailer to various events. We may expend additional resources on marketing our products in future periods. As a result, we would expect our selling, general and administrative expenses to increase in fiscal 2016. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, the availability of funds, and the timing, extent and use of outside consulting, design and development firms. In fiscal 2015, R&D expenses were primarily for in-house development; however, we continue to supplement our in-house development with third party consulting resulting in higher expenses. We added two additional engineers during the year to support our development requirements. In addition, we invested in capital for third party software to develop a web application to set up, integrate and administer our mass notification system installations. Based on current plans and engineering staffing, we expect fiscal year 2016 R&D expenses will also include third party consulting and will be somewhat higher than in fiscal year 2015.

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

We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended repair and maintenance contracts are recognized on a straight-line basis, over the contract period, and classified as contract and other revenues.

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

Deferred Tax Asset. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilizing the net operating loss (“NOL”) carryforwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. Included in the NOL carryforwards are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through our results of operations. In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and will adjust the valuation accordingly.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

Segment and Related Information

We are engaged in the design, development and commercialization of directed sound technologies and products. We present our business as one reportable segment due to the similarity in nature of products marketed, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). Our chief operating decision-making officer reviews financial information on sound products on a consolidated basis. See Note 15 to our consolidated financial statements for further discussion.

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2015 and 2014

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2015		September 30, 2014
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$15,800,800	94.1%	$23,382,521	95.1%	$(7,581,721)	(32.4)%
Contract and other	983,420	5.9%	1,208,821	4.9%	(225,401)	(18.6)%
Total revenues	16,784,220	100.0%	24,591,342	100.0%	(7,807,122)	(31.7)%

Cost of revenues	8,255,663	49.2%	10,828,287	44.0%	(2,572,624)	(23.8)%
Gross profit	8,528,557	50.8%	13,763,055	56.0%	(5,234,498)	(38.0)%

Operating expenses:
Selling, general and administrative	5,280,704	31.5%	7,959,003	32.4%	(2,678,299)	(33.7)%
Research and development	2,028,539	12.1%	2,481,235	10.1%	(452,696)	(18.2)%
Total operating expenses	7,309,243	43.6%	10,440,238	42.5%	(3,130,995)	(30.0)%

Income from operations	1,219,314	7.2%	3,322,817	13.5%	(2,103,503)	(63.3)%

Other income	121,836	0.7%	20,523	0.1%	101,313	493.7%

Income from continuing operations before income taxes	1,341,150	7.9%	3,343,340	13.6%	(2,002,190)	(59.9)%
Income tax (benefit) expense	(8,346,666)	(49.8)%	16,252	0.1%	(8,362,918)	*
Net income	$9,687,816	57.7%	$3,327,088	13.5%	$6,360,728	191.2%

* Not meaningful

Revenues

Revenues decreased $7,807,122, or 31.7%, in the fiscal year ended September 30, 2015 as a result of award contract delays for both U.S. and International projects due to various factors, including budget delays, the decline in oil and gas prices, the strong dollar slowing international growth, and regional conflicts which can slow contracting. Reduced U.S. defense spending continued to delay opportunities with the U.S. Military. We also had a large $4.0 million order for border security to a country in the Middle East in fiscal 2014 that did not recur in fiscal 2015. Revenues from the public safety market for crowd and riot control and military vehicles continued to be strong, as well as other diverse markets including border and perimeter security, Navy and Coast Guard ships, tsunami warning and emergency notification systems, wildlife control, maritime security, marine surveillance and to some extent, oil and gas. We received key, strategic, initial orders from the National Guard, State Department, U.S. Coast Guard and other customers that have strong business potential for us. We made progress expanding into the mass notification markets, increasing revenues of our omnidirectional products by $1,301,603 or 83%, compared to prior fiscal year. The receipt of orders will often be uneven due to the timing of approvals or budgets. We had aggregate deferred revenue of $51,345 and $567,639 for prepayments from customers in advance of product shipment at September 30, 2015 and 2014, respectively.

Gross Profit

Gross profit for the year ended September 30, 2015 decreased by $5,234,498, or 38.0%, primarily due to decreased revenue, unfavorable channel mix and lower fixed overhead absorption, partially offset by a decrease in manufacturing overhead costs which were variable with the decreased volume, and lower warranty expense related to decreased shipments. The lower gross profit percentage was partially attributable to a higher mix of revenues through resellers at lower reseller pricing compared to direct customer sales which have higher pricing, but a commission may be paid and is reported in operating expense. As a result, third party commission expense in fiscal 2015 decreased by $746,849 compared to fiscal 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2,678,299, or 33.7%, primarily due to a reduction of $1,801,753 for accrued bonus for not meeting established performance targets in 2015, after meeting the targets in fiscal 2014, $746,849 for commission paid to our third party sale representatives due to a lower level of commissionable revenues, $100,912 for travel expense, $31,703 for bank fees, $26,965 for reduced non-cash share-based compensation expenses and $27,421 of other savings, partially offset by $57,304 for increased salaries and consulting fees as a result of adding business development personnel.

We incurred non-cash share-based compensation expenses of $473,118 and $500,083 in the fiscal years ended September 30, 2015 and 2014, respectively. The decrease is due to options becoming fully vested, partially offset by new grants in November 2014.

Research and Development Expenses

R&D expenses decreased by $452,696, or 18.2%, primarily due to $704,885 for accrued bonus for not meeting established performance targets, after meeting the targets in fiscal 2014, partially offset by increases of $127,183 for salaries and consulting fees, $47,687 for non-cash share-based compensation expense, $36,762 for depreciation, $27,002 for development and testing costs and $13,555 of other increases.

Included in R&D expenses for the year ended September 30, 2015 was $120,728 of non-cash share-based compensation expenses, compared to $73,041 for the year ended September 30, 2014. The increase is due to new option grants.

During fiscal years 2015 and 2014, we reviewed the ongoing value of our capitalized intangible assets. As a result of this review, we reduced the value of these patents by $4,580 for the fiscal year ended September 30, 2014 for assets identified as no longer consistent with our business strategy. No adjustments were made in the fiscal year ended September 30, 2015.

Other Income

Other income increased by $101,313 due to $148,213 for increased interest income from cash and investment balances, partially offset by $46,900 for amortization and accretion of our investments.

Net Income

The increase in net income was due, in part, to the decrease in revenues and gross margin, partially offset by a decrease in operating expenses. Income tax expense decreased $23,918, due to lower net income, and also a non-cash benefit of $8,339,000 during the quarter ended September 30, 2015, resulting from the release of a portion of the valuation allowance against deferred assets. Management assessed the Company’s historical and projected taxable income, along with any tax planning strategies and any other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will be realized. For additional details, refer to Note 10, Income Taxes.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2015 was $18,316,103, compared to $23,894,744 at September 30, 2014. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $4 million in cash to repurchase outstanding common shares using available cash and from future cash flow from operations through December 31, 2015. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	135,811	8,402,855
Investing activities	(4,654,157)	(341,847)
Financing activities	(1,060,295)	28,541

Operating Activities

Net income of $9,687,816 for the fiscal year ended September 30, 2015 was reduced by $7,373,148 of non-cash items that include deferred income taxes, share-based compensation expense, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash generated from operating activities reflected a decrease in accounts receivable of $2,167,728 due to lower revenues, and a decrease in prepaid expenses and other – noncurrent of $187,485, which represents the amortization of our prepaid maintenance agreement. Cash used in operating activities included decreased accrued and other liabilities of $3,228,324, primarily for the payment of bonuses earned in fiscal 2014 and a reduction of prepayments from customers, increased inventory of $1,096,128 based on our current sales forecast, decreased accounts payable of $126,561, increased prepaid expenses and other of $41,719 and warranty settlements of $41,338. Net income of $3,327,088 for the fiscal year ended September 30, 2014 was adjusted for $993,722 of non-cash items that include share-based compensation expense, depreciation and amortization, a provision for warranty and doubtful accounts, inventory obsolescence and impairment of patents. Cash generated from operating activities reflected an increase in accrued and other liabilities of $2,942,897, primarily related to bonus accrual for meeting performance targets, a decrease in accounts receivable of $678,253, primarily due to prepayment terms for certain shipments in the fourth quarter, a decrease in inventory of $655,047 due to year end shipments, a decrease in prepaid expenses and other of $479,928 and prepaid expenses and other – noncurrent of $148,093 due to the timing of payments. Cash used in operating activities included a reduction of accounts payable of $765,906 due to payment of inventories needed for year-end shipments and warranty settlements of $56,267.

We had accounts receivable of $2,116,323 and $4,284,051 at September 30, 2015 and 2014, respectively. The level of trade accounts receivable at September 30, 2015 represented approximately 46 days of revenues for the year compared to 64 days of revenues at September 30, 2014. The decrease in days was due to a lower ending receivables balance due to lower revenues in the quarter ended September 30, 2015 compared to the same quarter in the prior year. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2015 and 2014, our working capital was $25,601,714 and $27,679,999, respectively. The reduction in working capital was primarily the result of purchasing $3,047,166 of long-term marketable securities.

Investing Activities

In the fiscal year ended September 30, 2015, we purchased short and long-term marketable securities of $4,299,414. We did not purchase any securities in the same period in fiscal 2014.

We also used cash in investing activities primarily for the purchase of new computer software, product tooling, computer equipment and new patents and trademarks. Cash used for capital expenditures was $344,266 and $326,957 in the fiscal years ended September 30, 2015 and 2014, respectively. Cash used for investment in new patents and trademarks was $10,477 and $14,890 in the fiscal years ended September 30, 2015 and 2014, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal 2015 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2015 and 2014, we received proceeds from the exercise of stock options of $504,371 and $544,893, respectively. In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares, and extended the expiration from December 31, 2013 to December 31, 2014. In November 2014, the expiration of the buyback program was further extended to December 31, 2015. During the year ended September 30, 2015, the Company purchased 734,070 shares at an average price paid per share of $2.13 for a total cost of $1,564,666. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,352. At September 30, 2015, all repurchased shares were retired.

Commitments

We are committed for our facility lease as more fully described in Note 11, Commitments and Contingencies, to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2014. In fiscal 2015, the Company did not meet the targeted objectives for earnings per share so an accrual was not recorded. In fiscal 2014, the Company accrued $2,711,223 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses for fiscal 2014 were paid in the quarter ended December 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2015, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2016 (the “Proxy Statement”).

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

10.6	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.7	Form of Warrant, issued February 4, 2011. Incorporated by reference to Exhibit 4.1 on Form 8-K filed February 8, 2011.

10.8	Form of Warrant Amendment, effective as of February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 10-Q filed May 4, 2011.

10.9	Registration Rights Agreement, dated February 4, 2011. Incorporated by reference to Exhibit 4.2 on Form 8-K filed February 8, 2011.

10.10	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

10.11	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.12	Non-Employee Director Compensation Summary. Incorporated by reference to Exhibit 10.15 on Form 10-K filed November 21, 2013.+

10.13	LRAD Corporation 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 24, 2015.+

10.14	Form of Stock Award Agreement under the 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K filed November 21, 2013.

23.	Consents of Experts and Counsel

23.1	Consent of Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP).*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

LRAD Corporation

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ SQUAR MILNER LLP (formerly SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP)

San Diego, California

December 3, 2015

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$18,316,103	$23,894,744
Short-term marketable securities	1,251,947	-
Accounts receivable	2,116,323	4,284,051
Inventories, net	4,926,172	3,895,736
Prepaid expenses and other	565,666	523,947
Total current assets	27,176,211	32,598,478

Long-term marketable securities	3,047,166	-
Deferred tax assets	8,339,000	-
Property and equipment, net	471,963	360,084
Intangible assets, net	58,385	53,835
Prepaid expenses and other - noncurrent	578,938	766,423
Total assets	$39,671,663	$33,778,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$703,942	$830,503
Accrued liabilities	870,555	4,087,976
Total current liabilities	1,574,497	4,918,479
Other liabilities - noncurrent	147,954	157,550
Total liabilities	1,722,451	5,076,029
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,898,461 and 33,236,489 shares issued and outstanding	329	332
Additional paid-in capital	87,608,034	88,049,125
Accumulated deficit	(49,658,850)	(59,346,666)
Accumulated other comprehensive loss	(301)	-
Total stockholders' equity	37,949,212	28,702,791
Total liabilities and stockholders' equity	$39,671,663	$33,778,820

See accompanying notes

LRAD Corporation

Consolidated Statements of Operation

	Years Ended September 30,
	2015	2014
Revenues:
Product sales	$15,800,800	$23,382,521
Contract and other	983,420	1,208,821
Total revenues	16,784,220	24,591,342
Cost of revenues	8,255,663	10,828,287
Gross profit	8,528,557	13,763,055

Operating expenses:
Selling, general and administrative	5,280,704	7,959,003
Research and development	2,028,539	2,481,235
Total operating expenses	7,309,243	10,440,238

Income from operations	1,219,314	3,322,817

Other income	121,836	20,523

Income from operations before income taxes	1,341,150	3,343,340
Income tax (benefit) expense	(8,346,666)	16,252
Net income	$9,687,816	$3,327,088

Net income per common share - basic and diluted	$0.29	$0.10
Weighted average common shares outstanding:
Basic	33,174,546	33,077,556
Diluted	33,574,919	33,437,124

LRAD Corporation
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2015	2014

Net income	$9,687,816	$3,327,088
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of tax	(301)	-
Other comprehensive loss	(301)	-
Comprehensive income	$9,687,515	$3,327,088

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2013	32,900,705	$329	$87,434,834	$(62,673,754)	$-	$24,761,409
Issuance of common stock upon exercise of stock options, net	612,941	6	544,887	-	-	544,893
Share-based compensation expense	-	-	585,753	-	-	585,753
Repurchase of common stock	(277,157)	(3)	(516,349)	-	-	(516,352)
Net income	-	-	-	3,327,088	-	3,327,088
Balances, September 30, 2014	33,236,489	332	88,049,125	(59,346,666)	-	28,702,791
Share-based compensation expense	-	-	619,201	-	-	619,201
Issuance of common stock upon exercise of stock options, net	396,042	4	504,367	-	-	504,371
Repurchase of common stock	(734,070)	(7)	(1,564,659)	-	-	(1,564,666)
Other comprehensive income	-	-	-	-	(301)	(301)
Net income	-	-	-	9,687,816	-	9,687,816
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2015	2014
Operating Activities:
Net income	$9,687,816	$3,327,088

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,314	209,975
Provision for doubtful accounts	-	(3,772)
Warranty provision	42,645	157,819
Inventory obsolescence	65,692	36,967
Share-based compensation	619,201	585,753
Loss on sale or impairment of patents	-	6,980
Deferred income taxes	(8,339,000)	-
Changes in operating assets and liabilities:
Accounts receivable	2,167,728	678,253
Inventories	(1,096,128)	655,047
Prepaid expenses and other	(41,719)	479,928
Prepaid expenses and other - noncurrent	187,485	148,093
Accounts payable	(126,561)	(765,906)
Warranty settlements	(41,338)	(56,267)
Accrued and other liabilities	(3,228,324)	2,942,897
Net cash provided by operating activities	135,811	8,402,855

Investing Activities:
Purchases of marketable securities	(4,299,414)	-
Capital expenditures	(344,266)	(326,957)
Patent costs paid	(10,477)	(14,890)
Net cash used in investing activities	(4,654,157)	(341,847)

Financing Activities:
Repurchase of common stock	(1,564,666)	(516,352)
Proceeds from exercise of stock options	504,371	544,893
Net cash (used in) provided by financing activities	(1,060,295)	28,541
Net (decrease) increase in cash	(5,578,641)	8,089,549
Cash and cash equivalents, beginning of period	23,894,744	15,805,195
Cash and cash equivalents, end of period	$18,316,103	$23,894,744

Supplemental Disclosure of Cash Flow Information
Cash paid for taxes	$-	$14,445

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions (e.g., share-based compensation valuation, valuation of inventory and intangible assets, warranty reserve, accrued bonus and valuation allowance related to deferred tax assets) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2015, accounts receivable from two customers accounted for 21% and 19% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2014, accounts receivable from three customers accounted for 22%, 18% and 10% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines such as money market funds, corporate bonds, municipal bonds and Certificates of Deposit. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

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

MARKETABLE SECURITIES

The Company accounts for investments in debt instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. The realized gains and losses on marketable securities are determined using the specific identification method.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2015 or 2014 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. The Company had no allowances for doubtful accounts at September 30, 2015 and 2014.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal 2015, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $65,692 and $36,967 during the years ended September 30, 2015 and 2014, respectively, based on expected usage of components resulting from changes in product lines and customer demand.

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

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2015 and 2014, the Company had no capital lease obligations.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $120,317 and $255,680 for the fiscal years ended September 30, 2015 and 2014, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $61,680 and $61,588 for the years ended September 30, 2015 and 2014, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $315,618 and $314,311 at September 30, 2015 and 2014, respectively.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in assessing the ability to realize the Company’s deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income and the tax rates in effect at that time. Additional information regarding income taxes appears in Note 10, Income Taxes.

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

REGISTRATION PAYMENT ARRANGEMENTS

In connection with the issuance of warrants on February 4, 2011 (“2011 Warrants”), the Company entered into a Registration Rights Agreement with the warrant holders (“Warrant Holders”), whereby the Company agreed to prepare and file, within 30 days following the issuance of the 2011 Warrants, a registration statement covering the resale of the shares of common stock issuable upon exercise of the 2011 Warrants. If the Warrant Holders are unable to re-sell the shares purchased upon exercise of the 2011 Warrants, the Company would be obligated to pay liquidated damages to the purchasers in the amount of $0.01335 per day per applicable share until 180 days after the date the registration statement is required to be filed, and $0.0267 per day per applicable share thereafter, but not to exceed a total of $0.534 per applicable share or a maximum of $869,323. This obligation will be effective for the five year term of the Warrants, or until all 2011 Warrants have been exercised. No liquidated damages have been accrued as of September 30, 2015 as it was not deemed to be probable that any such damages will be incurred.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal 2015 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2015 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2015.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for the Company in the fiscal year beginning October 1, 2017. Earlier application is permitted as of the beginning of an interim or annual reporting period, so the Company plans to adopt this guidance in the period beginning October 1, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

4. FAIR VALUE MEASUREMENTS

At September 30, 2015, for certain financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

Investments Measured at Fair Value

The following table presents our cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities at September 30, 2015. At September 30, 2014, we did not have any investments that are required to be measured at fair value on a recurring basis.

		Unrealized	Fair	Cash and Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$301,193	$-	$301,193	$301,193	$-	$-

Level 2:
Certificates of deposit	3,296,238	-	3,296,238	-	249,072	3,047,166
Municipal securities	654,205	293	654,498	160,058	494,440	-
Corporate bonds	509,029	(594)	508,435	-	508,435	-
Subtotal	4,459,472	(301)	4,459,171	160,058	1,251,947	3,047,166

Total	$4,760,665	$(301)	$4,760,364	$461,251	$1,251,947	$3,047,166

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2015	2014
Raw materials	$4,562,535	$3,462,869
Finished goods	763,227	634,246
Work in process	20,588	153,107
Inventories, gross	5,346,350	4,250,222
Reserve for obsolescence	(420,178)	(354,486)
Inventories, net	$4,926,172	$3,895,736

The Company had raw materials located at supplier locations of $80,098 and $54,989 at September 30, 2015 and 2014, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2015	2014

Machinery and equipment	$940,289	$903,798
Office furniture and equipment	877,011	720,548
Leasehold improvements	67,913	61,863
Property and equipment, gross	1,885,213	1,686,209
Accumulated depreciation	(1,413,250)	(1,326,125)
Property and equipment, net	$471,963	$360,084

	Year Ended September 30,
	2015	2014
Depreciation expense	$232,387	$204,250

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,
	2015	2014
Cost	$96,975	$86,498
Accumulated amortization	(38,590)	(32,663)
Intangible assets, net	$58,385	$53,835

	Year ended September 30,
	2015	2014
Amortization expense	$5,927	$5,725
Loss on sale or impairment of patents	-	4,580
Net sale or impairment of patents	$5,927	$10,305

 Each quarter, the Company reviews the ongoing value of its capitalized patent costs. In the fiscal years ended September 30, 2015 and 2014, some of these assets were identified as being associated with patents no longer consistent with the Company’s business strategy. As a result of this review, the Company recorded a loss as shown above from the impairment of patents that were previously capitalized.

Estimated Amortization Expense Years Ended September 30,
2016	$6,401
2017	6,401
2018	6,401
2019	6,401
2020	6,401
Thereafter	26,380
$58,385

8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2015, $187,500 of the total prepayment was classified as a current asset and $468,750 was classified as noncurrent. As of September 30, 2014, $187,500 of the total prepayment was classified as a current asset and $656,250 was classified as noncurrent.

9. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2015	2014

Payroll and related	$330,916	$3,033,223
Warranty reserve	289,660	288,480
Accrued contract costs	197,034	197,034
Deferred revenue	51,345	567,639
Other	1,600	1,600
Total	$870,555	$4,087,976

Other liabilities - noncurrent consisted of the following:

Deferred rent	$121,996	$131,719
Extended warranty	25,958	25,831
Total	$147,954	$157,550

Payroll and related

Accrued payroll and related consists primarily of accrued vacation and outside commissions at September 30, 2015 and accrued bonus and related taxes, vacation and outside commissions at September 30, 2014.

Deferred Revenue

Deferred revenue at September 30, 2015 included prepayments on current orders scheduled for delivery in the year ended September 30, 2016.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	Years Ended September 30,
	2015	2014
Beginning balance	$314,311	$212,759
Warranty provision	42,645	157,819
Warranty settlements	(41,338)	(56,267)
Ending balance	$315,618	$314,311

	September 30,
	2015	2014
Short-term warranty reserve	$289,660	$288,480
Long-term warranty reserve	25,958	25,831
Total warranty reserve	$315,618	$314,311

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

 10. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2015	2014
Current tax benefit
Federal	$-	$-
State	(7,700)	16,000
Total current tax benefit	(7,700)	16,000
Deferred benefit
Federal	(7,564,000)	(2,309,000)
State	(775,000)	(408,000)
Total deferred benefit	(8,339,000)	(2,717,000)
Change in valuation allowance	-	2,717,000
Provision for income taxes	$(8,346,700)	$16,000

 A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

	Years ended September 30,
	2015	2014
Income taxes computed at the federal statutory rate	$456,000	$1,137,000
Change in valuation allowance	(8,316,000)	(2,717,000)
Expired net operating loss carryforwards	598,000	1,285,000
Nondeductible compensation, interest expense and other	20,000	8,000
State income taxes, net of federal tax benefit	24,000	102,000
Change in R&D credit carryover	(17,000)	79,000
Stock options and other prior year true-ups	(1,103,000)	105,000
Other	(8,700)	17,000
Provision for income taxes	$(8,346,700)	$16,000

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2015 and 2014 were as follows:

	At September 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$16,966,000	$16,920,000
Research and development credit	2,309,000	2,182,000
Share-based compensation	468,000	414,000
Equipment	(24,000)	(6,000)
Patents	134,000	174,000
Accruals and other	465,000	630,000
State tax deduction	(6,000)	(3,000)
Federal AMT Credit	52,000	49,000
Allowances	150,000	131,000
Gross deferred tax asset	20,514,000	20,491,000
Less valuation allowance	(12,175,000)	(20,491,000)
Total deferred tax assets, net of valuation allowance	$8,339,000	$-

At September 30, 2015, the Company had net deferred tax assets of approximately $20,514,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2015, the Company had federal NOL carryforwards of approximately $46,338,000, which expire from 2021 through 2028. The Company also has an estimated $1,783,000 and $797,000 of federal and state R&D tax credits, respectively, at September 30, 2015, a portion of which will begin to expire in the 2018 tax year. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2015, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1,130,000.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over the past six years. In the past few years, the Company has targeted products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is the dominant player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released $8,339,000 of the valuation allowance against those deferred assets. The Company continues to maintain a valuation allowance of $12,175,000, as the company believes the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

The Company recorded an adjustment to the prior year tax provision, but did not record a tax provision for the year ended September 30, 2015 as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. As of September 30, 2015, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

11. COMMITMENTS AND CONTINGENCIES

Facility Lease

On November 29, 2011, the Company entered into a lease for 31,360 square feet to replace the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2012 and will expire June 30, 2018. The aggregate monthly payments, with abatements, averaged $16,306 per month in the first year, and is $25,088, $26,656, $28,224, $29,792 and $31,360 per month for the second through sixth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2015 and 2014 was $356,107 and $337,099, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2016	$377,033
2017	391,578
2018	298,797
2019	16,557
2020	15,177
Total lease obligations	$1,099,142

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

Bonus Plan

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2014. In fiscal 2015, the Company did not meet the targeted objectives for earnings per share so an accrual was not recorded. In fiscal 2014, the Company accrued $2,711,223 for bonuses and related payroll taxes based on the level of targeted objectives achieved for the year. The bonuses for fiscal 2014 were paid in the quarter ended December 31, 2014.

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

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2015 and 2014, the Company made matching contributions of $135,229 and $201,056, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2015, or 2014.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All new Directors and Officers subsequent to June 2013 have and will also execute indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2015, or 2014.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2015, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2015, there were options outstanding covering 2,662,419 and 190,000 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 4,810,000 shares of common stock available for grant for a total of 7,662,419 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $619,201 and $585,753 of stock compensation expense for the years ended September 30, 2015 and 2014, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2015 and 2014 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2015			2014
Volatility	51.0%	-	62.0%	54.0%	-	76.0%
Risk-free interest rate	1.0%	-	1.6%	0.6%	-	2.0%
Forfeiture rate			10.0%	10.0%
Dividend yield			0.0%	0.0%
Expected life in years	3.2	-	4.6	3.2	-	6.5
Weighted average fair value of options granted during the period	$1.09			$0.85

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

As of September 30, 2015, there was approximately $600,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.7 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans as of September 30, 2015 and 2014 is presented below:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2014	2,530,535	$2.09
Granted	774,500	$2.64
Forfeited/expired	(56,574)	$2.54
Exercised	(396,042)	$1.26
Outstanding September 30, 2015	2,852,419	$2.35
Exercisable September 30, 2015	2,300,555	$2.36

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2015 was $118,205 and $99,239, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.67 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2015 was $438,484 and cash received from these exercises was $504,371. The total intrinsic value of stock options exercised during the year ended September 30, 2014 was $840,284 and cash received from these exercises was $544,893. The Company recognized $438,484 and $840,284 as a tax benefit in the income tax provision for the years ended September 30, 2015 and 2014, respectively.

The following table summarizes information about stock options outstanding at September 30, 2015:

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
$0.93	-	$1.80	916,669	5.84	$1.59	799,798	$1.60
$1.86	-	$2.65	633,000	5.15	$2.21	438,437	$2.30
$2.66	-	$2.90	541,500	6.13	$2.85	311,070	$2.85
$2.91	-	$3.00	750,000	6.61	$3.00	750,000	$3.00
$3.01	-	$3.17	11,250	6.11	$3.17	1,250	$3.13
$0.93	-	$3.17	2,852,419	5.95	$2.35	2,300,555	$2.36

The Company recorded non-cash share-based compensation expense for employees, directors and consultants for the fiscal years ended September 30, 2015 and 2014. The amounts of share-based compensation expense are classified in the consolidated statements of operations as follows:

Years Ended September 30,	2015	2014
Cost of revenue	$25,355	$12,629
Selling, general and administrative	473,118	500,083
Research and development	120,728	73,041
Total	$619,201	$585,753

13. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2015, the Company issued 396,042 shares of common stock and obtained gross proceeds of $504,371 in connection with the exercise of stock options. During the year ended September 30, 2014, the Company issued 612,941 shares of common stock and obtained gross proceeds of $544,893 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2015 or 2014.

Stock Purchase Warrants

At September 30, 2015 and 2014, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67, which are exercisable through February 4, 2016.

Share Buyback Program

In July 2013, the Board of Directors approved a share buyback program under which the Company may repurchase up to $3 million of its outstanding common shares. In November 2013, the Board of Directors authorized the repurchase of an additional $1 million of the Company’s outstanding common shares, and extended the expiration of the program from December 31, 2013 to December 31, 2014. In November 2014, the expiration of the buyback program was further extended to December 31, 2015. During the year ended September 30, 2015, the Company purchased 734,070 shares at an average price paid per share of $2.13 for a total cost of $1,564,666. During the year ended September 30, 2014, the Company purchased 277,157 shares at an average price paid per share of $1.86 for a total cost of $516,352. At September 30, 2015, all repurchased shares were retired.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended September 30,
	2015	2014
Numerator:
Income available to common stockholders	$9,687,816	$3,327,088

Denominator:
Weighted average common shares outstanding	33,174,546	33,077,556
Assumed exercise of dilutive options and warrants	400,373	359,568
Weighted average dilutive shares outstanding	33,574,919	33,437,124

Basic income per common share	$0.29	$0.10
Diluted income per common share	$0.29	$0.10

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,402,750	1,121,250
Warrants	1,627,945	1,627,945
Total	3,030,695	2,749,195

15. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2015, revenues from one customer accounted for 15% of total revenues, with no other single customer representing more than 10% of total revenues. For the fiscal year ended September 30, 2014, revenues from one customer accounted for 16% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2015	2014
Americas	$4,634,880	$7,124,129
Europe, Middle East and Africa	1,740,659	8,332,082
Asia Pacific	10,408,681	9,135,131
Total Revenues	$16,784,220	$24,591,342

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 3, 2015

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

Date: December 3, 2015	By	/s/ THOMAS R. BROWN
Thomas R. Brown Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2015	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 3, 2015	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 3, 2015	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 3, 2015	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

Date: December 3, 2015	By	/s/ DENNIS J. WEND
Dennis J. Wend Director

S-1