Form 10-K/A
period 2015-09-30
LRAD Corp
filed 2016-02-04
CIK 924383

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

31,867,253 shares of common stock, par value $.00001 per share, as of January 28, 2016.

EXPLANATORY NOTE: LRAD Corporation (the “Company”) files this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K, as filed by the Company on December 3, 2015 (the “Original Filing”), to replace Part III, Item 10 through Item 14, and to update Item 15.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1 and 31.2) other than as set forth herein.

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

TABLE OF CONTENTS

		Page
	PART III
10.	Directors, Executive Officers and Corporate Governance	1
11.	Executive Compensation	3
12.	Security Ownership of Certain Beneficial Owners and Management	6
13.	Certain Relationships and Related Transactions, and Director Independence	8
14.	Independent Registered Public Accountants Fees	8

	PART IV
15.	Exhibits, Financial Statement Schedules	9
	Signatures	10
	EX-31.1
	EX-31.2

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of the Annual Report on Form 10-K filed with the SEC on December 3, 2015.

The directors, their ages, positions held and duration as director as of January 28, 2016, are as follows:

Name	Age	Position and Offices	Director Since
Thomas R. Brown	65	President and Chief Executive Officer	2006
Laura M. Clague (1)(3)	56	Director	2007
John G. Coburn (1)(2)(3)	74	Director and Chairman of the Board	2013
Richard H. Osgood III (2)(3)	61	Director	2013
Dennis J. Wend (1)(2)(3)	56	Director	2013

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating and Corporate Governance Committee

The terms of all directors will expire at the next annual meeting of stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between us and any other person pursuant to which he or she was or is to be selected as a director.

Biographical Information

The following information sets forth the names of, and certain information with respect to, each of our directors.

Thomas R. Brown, age 65, has been a director since March 2006 and was appointed as President and Chief Executive Officer in August 2006 and Chairman of our Board of Directors from April 2009 through March 2015. Mr. Brown served as President of BrownThompson Executive Search, a financial executive search firm, from April 2005 to August 2006. Mr. Brown was employed by Sony Electronics, Inc. from February 1988 to September 2004. From April 2001 to September 2004, Mr. Brown was Executive Vice President and Deputy President of the Engineering and Manufacturing division of Sony Electronics, Inc., where he was responsible for supply chain operations including Information Technology, Procurement, Customer Service, North American Manufacturing Operations and Finance. From April 2000 to September 2004, Mr. Brown was concurrently the Executive Vice President and President of Information Technology Division for Sony Electronics, where he was responsible for establishing the North American personal computer manufacturing division. Mr. Brown is a member of the board of directors of Mad Catz Interactive, Inc. (NYSE MKT/TSX: MCZ), a provider of video game accessories. Mr. Brown holds a B.A. in Economics from Rutgers University. Mr. Brown’s extensive business experience and background, demonstrated leadership as an executive at Sony Electronics, his prior board experience, and his service as our Chief Executive Officer since 2006, qualify him to serve on our Board.

Laura M. Clague, age 56, has been a director since February 2007. Ms. Clague has over 30 years of financial experience. Ms. Clague has served as Senior Vice President and Chief Financial Officer of Retrophin, Inc. since November 2014. From 2012 to October 2014, Ms. Clague served as Chief Financial Officer of the San Diego and Ohio operations of Amylin Pharmaceuticals, LLC, a wholly owned subsidiary of Bristol-Myers Squibb. Prior to the acquisition by Bristol-Myers Squibb in 2012, Ms. Clague was the Vice President, Corporate Controller and Chief Accounting Officer of Amylin for 10 years, and during this time also served as the CFO of the Amylin/Lilly Collaboration that was responsible for products with $500+ million in annual net reported revenue. From 1988 to 1999, Ms. Clague was the director of finance and accounting operations for Sony Electronics, Inc. From 1985 to 1988, Ms. Clague served as internal audit supervisor at Cubic Corporation. From 1982 to 1985, Ms. Clague held various audit positions at KPMG. Ms. Clague is a certified public accountant in the State of California, and has a B.S. in Business Administration from Menlo College. Ms. Clague’s qualifications to serve on the board include her significant experience as a financial executive in a publicly traded company, as well as her strong accounting and finance background resulting from her years in public accounting and industry.

John G. Coburn, age 74, has been a director since July 2013 and was appointed Chairman of our Board of Directors in March 2015. General Coburn has been Chief Executive Officer and Chairman of VT Systems, Inc., an engineering group providing solutions and services in the aerospace, electronics, land systems and marine sectors, since November 2001. Prior to joining VT Systems, General Coburn served in the United States Army for 39 years in various logistics positions. His last assignment was as commanding general of the United States Army Material Command (AMC). General Coburn is a distinguished military graduate of Eastern Michigan University where he was commissioned as a second lieutenant in the infantry. General Coburn holds a B.A. in Education from Eastern Michigan University, a master’s degree in Political Science from the University of Kansas, a J.D. from the University of Missouri, and an honorary Ph.D. from Eastern Michigan University. General Coburn’s extensive executive management experience as well as his senior military leadership experience and logistics, procurement and program development background qualify him to serve on our Board.

Richard H. Osgood III, age 61, has been a director since July 2013. Mr. Osgood retired in 2012 after serving as Head of Equity Capital Markets for Wedbush Securities since January 2009. Mr. Osgood joined Wedbush Securities when it acquired Pacific Growth Equities, which Mr. Osgood founded in 1991. Mr. Osgood served in various capacities with Pacific Growth Equities prior to its acquisition, including President, Chief Executive Officer, Chief Operating Officer, Chairman and Executive Chairman. Prior to founding Pacific Growth Equities, Mr. Osgood was the Head of Capital Markets, Sales and Trading at Volpe, Welty and Company, a company he also co-founded in 1986. Previously, Mr. Osgood held senior positions in institutional sales at Montgomery Securities, Rotan Mosely and Smith Barney. Mr. Osgood holds a B.A. in Psychology and a B.S. in Biology from the University of the South. Mr. Osgood’s capital markets and securities industry expertise, as well as his management and strategic experience qualify him to serve on our Board.

Dennis J. Wend, age 56, has been a director since July 2013. Mr. Wend has served as the President of Wend & Associates Inc., a technology based consulting company working with various government agencies and private sector firms, since January 2007. Prior to founding Wend & Associates, Mr. Wend served over 27 years as a civilian with the United States Army in various positions in procurement, logistics, and weapon system management, including positions that required management and direction of multiple manufacturers throughout the country executing approximately $1 billion of production. Mr. Wend is the recipient of the Meritorious Civilian Medal, The Secretary of the Army Competition in Contracting Award, the AMC Commanders Medal, Federal Manager of the Year Award and the Secretary of Transportation Award and numerous other awards. Mr. Wend holds a master of science degree from Central Michigan University and a BBA from the Detroit Institute of Technology. He is also a graduate of the Department of Defense System Management College and certified as a Level III DOD Acquisition Corps professional in Program Management and Acquisition. Mr. Wend’s extensive experience in strategic management and program development, as well as his procurement, logistics, and weapon system management expertise qualify him to serve on our Board.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee oversees our corporate accounting and financial reporting processes. Among other functions, the Audit Committee:

•	evaluates the performance of and assesses the qualifications of the independent registered public accounting firm;

•	engages the independent registered public accounting firm;

•	determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm;

•	confers with senior management and the independent registered public accounting firm regarding the adequacy and effectiveness of financial reporting;

•	reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	considers the effectiveness of our Company’s internal control system, including information technology security and control;

•

understands the scope of the independent registered public accounting firm’s review of internal control over financial reporting, and obtains reports on significant findings and recommendations, together with management’s responses;

•	monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law;

•

oversees procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviews the procedures for communicating the code of business conduct and ethics to our company personnel, and for monitoring compliance therewith;

•	reviews annually the Audit Committee’s written charter and the committee’s performance and reports the same to the Board;

•	reviews the financial statements to be included in our Annual Report on Form 10-K as well as interim financial reports;

•	discusses with management and the independent registered public accounting firm the results of the annual audit and the results in our quarterly financial statements; and

•	reviews and approves all related party transactions on an ongoing basis.

The Audit Committee has the authority to retain special legal, accounting or other advisors or consultants as it deems necessary or appropriate to carry out its duties. The Audit Committee is composed of Ms. Clague (Chair), General Coburn and Mr. Wend. The Audit Committee met four times during fiscal 2015.

The Board annually reviews the NASDAQ listing standards definition of independence for audit committee members and has determined that all members of our Audit Committee are independent under applicable SEC rules and NASDAQ listing standards. Our Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including our company’s balance sheet, income statement and cash flow statement. Our Board has also determined that Ms. Clague qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In making such determination, the Board made a qualitative assessment of Ms. Clague’s level of knowledge and experience based on a number of factors, including Ms. Clague’s formal education and experience.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2015, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and Chief Financial Officer for the fiscal year ended September 30, 2015. We refer to each such person as a “named executive officer.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Thomas R. Brown	2015	$283,250	$0	$233,320	(1)	$13,700	$530,270
President and Chief Executive Officer	2014	$281,188	$281,188	$170,140	(2)	$14,153	$746,669
Katherine H. McDermott	2015	$180,250	$0	$93,328		$8,492	$282,070
Chief Financial Officer and Secretary	2014	$178,938	$178,938	$68,056	(1)	$8,052	$433,984

(1)

The amounts for 2015 reflect the aggregate grant date fair value for options granted during the fiscal year ended September 30, 2015, computed in accordance with ASC 718, “Compensation-Stock Compensation.” Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 3, 2015.

(2)

The amounts for 2014 reflect the aggregate grant date fair value for options granted during the fiscal year ended September 30, 2014, computed in accordance with ASC 718, “Compensation-Stock Compensation.” Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2014.

No named executive officer received any form of non-cash compensation from us in the fiscal year ended September 30, 2015, or currently receives any such compensation, in excess of 10% of the total amount of annual salary and bonus reported for the named executive officer above. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive payout in the fiscal year ended September 30, 2015.

Employment Arrangements

We have entered into the following employment arrangements with each of the named executive officers reflected in the Summary Compensation Table.

Mr. Thomas R. Brown— Effective August 23, 2006, we entered into a letter agreement with Mr. Brown pursuant to which he was appointed as our President and Chief Executive Officer commencing September 5, 2006. Under his employment agreement, Mr. Brown’s current annual salary is $283,250, and Mr. Brown participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. In connection with his employment, Mr. Brown is eligible for an annual bonus as recommended by the Compensation Committee and approved by the Board. The bonus for 2016 is based on the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” Mr. Brown received no bonus for fiscal year 2015. Mr. Brown received a bonus of $281,188 for fiscal year 2014 based on the Company meeting the bonus criteria established for such fiscal year by the Compensation Committee. In the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. He will also be entitled to continuation of his company-provided health and dental benefits for the same period. Mr. Brown is also entitled to participate in the Change in Control Severance Benefit Plan whereby in the event of a qualifying termination, he will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination.

Ms. Katherine H. McDermott— Effective June 25, 2007, we entered into a letter agreement with Ms. McDermott pursuant to which she was appointed Controller/Chief Accounting Officer, and subsequently Chief Financial Officer. Under her employment agreement, Ms. McDermott’s current annual salary is $180,250, and Ms. McDermott participates in bonus, benefit and other incentives at the discretion of the Compensation Committee. Ms. McDermott’s bonus for 2016 is based on the bonus plan described below under the heading “Executive Officer and Employee Incentive Plan.” Ms. McDermott received no bonus for fiscal year 2015. Ms. McDermott received a bonus of $178,938 for fiscal year 2014 based on the Company meeting the bonus criteria established for such fiscal year by the Compensation Committee. Ms. McDermott’s employment is not for a specified period or term of employment and is terminable at-will by us or by Ms. McDermott for any reason, with or without notice. Ms. McDermott is also entitled to participate in the Change in Control Severance Benefit Plan whereby in the event of a qualifying termination, she will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination.

Executive Officer and Employee Incentive Plan

On October 16, 2015, the Compensation Committee of our Board recommended, and the Board approved, an incentive bonus plan for fiscal year 2016 designed to motivate our employees to achieve our financial objectives and to reward them for their achievements when our objectives are met. All of our employees will be entitled to participate in the incentive plan. Target bonus amounts vary based on a percentage of the employee’s base salary, which are 50% of base salary for executive officers and range from 10% to 50% of base salary for other employees depending on their level of responsibility. A bonus payment will be made at three levels, including at 50% of target, at 100% of target and at 200% of target, depending upon the achievement by our company of specified earnings per share goals. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options for each named executive officer outstanding as of September 30, 2015.

	Outstanding Equity Awards at Fiscal Year-End
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Total	Options	Price	Date
Thomas R. Brown	100,000	—	(1)	100,000	—	$2.63	12/6/2015
	250,000	—	(2)	250,000	—	$2.27	8/19/2021
	750,000	—	(3)	750,000	—	$3.00	5/10/2022
	183,333	16,667	(4)	200,000	—	$1.76	11/26/2020
	116,666	83,334	(5)	200,000	—	$2.85	11/24/2021
Katherine H. McDermott	100,000	—	(3)	100,000	—	$1.33	5/10/2022
	73,333	6,667	(4)	80,000	—	$1.76	11/26/2020
	46,666	33,334	(5)	80,000	—	$2.85	11/24/2021

(1)	The option vests as to 1/3 of the shares on the date of grant of December 6, 2010 and 1/12 quarterly thereafter until fully vested.
(2)	The option vests as to 1/3 of the shares on the date of grant of August 19, 2011 and 1/12 quarterly thereafter until fully vested.
(3)	The option vests as to 1/3 of the shares on the date of grant of May 10, 2012 and 1/12 quarterly thereafter until fully vested.
(4)	The option vests as to 1/3 of the shares on the date of grant of November 26, 2013 and 1/12 quarterly thereafter until fully vested.
(5)	The option vests as to 1/3 of the shares on the date of grant of November 24, 2014 and 1/12 quarterly thereafter until fully vested.

We do not have any stock appreciation rights plans in effect and we have no long-term incentive plans, as those terms are defined in SEC regulations. We have no defined benefit or actuarial plans covering any named executive officer.

Potential Payments Upon Termination or Change-in-Control

Under our employment agreement with Mr. Brown, in the event that Mr. Brown’s employment is terminated for any reason other than cause, or if he resigns for good reason, he will be entitled to severance equal to one month’s salary for each two month period of service, or portion thereof, up to six months’ salary. Mr. Brown’s current annual salary is $283,250. As such, in the event we are required to make severance payments to him, he would be entitled to $23,604 for each two months of service, up to an aggregate of $141,625. He will also be entitled to continuation of his company-provided health and dental benefits for the same period of time.

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

Compensation of Directors

The following table shows all the fees earned or cash paid during the fiscal year ended September 30, 2015 to our non-employee directors. No option or restricted stock awards, long-term incentive plan payouts or other types of payments, other than the amount identified in the chart below, were paid to these directors during the fiscal year ended September 30, 2015.

Director Compensation Fiscal Year 2015

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Laura M. Clague	$25,000	$15,650	—	$40,650
John G. Coburn	$25,000	$15,650	—	$40,650
Richard H. Osgood II	$25,000	$15,650	—	$40,650
Dennis J. Wend	$25,000	$15,650	—	$40,650

(1)

The amounts in this column reflect the aggregate grant date fair value for options granted during the fiscal year ended September 30, 2015, computed in accordance with ASC 718, “Compensation-Stock Compensation”. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements for the fiscal year ended September 30, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 20, 2015.

Each of our non-employee directors receives (a) an annual cash retainer equal to $25,000, which is paid in equal quarterly installments and is prorated for partial year service, (b) an initial grant of an option to purchase 30,000 shares of the Company’s common stock upon the director’s appointment to the Board and (c) an annual grant of an option to purchase 20,000 shares of the Company’s common stock at each annual meeting of stockholders of the Company at which the director is re-elected to the Board. No additional amounts are payable for committee participation.

Compensation Committee Interlocks and Insider Participation

Ms. Clague, General Coburn and Messrs. Osgood and Wend served on the Compensation Committee during fiscal year 2015 and General Coburn and Messrs. Osgood and Wend comprise our current Compensation Committee. None of the members of our Compensation Committee during the fiscal year ended September 30, 2015 are or were formerly officers or employees of our company. No executive officer of our company (1) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (2) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (3) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of our common stock as of January 27, 2016 by: (i) each director and nominee; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Common Stock	Austin W. Marxe and David M. Greenhouse	4,980,800	(2)	15.3%
	527 Madison Avenue, Suite 2600
	New York, New York 10022

Common Stock	Manatuck Hill Partners, LLC	2,584,680	(3)	8.1%
	1465 Post Road East
	Westport, Connecticut 06880

Common Stock	Iroquois Capital Management LLC	2,331,320	(4)	7.2%
	641 Lexington Avenue, 26th Floor
	New York, New York 10022

Common Stock	Thomas R. Brown	1,678,870	(5)	5.0%
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Laura M. Clague	112,600	(6)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	John G. Coburn	111,660	(7)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Richard H. Osgood III	130,000	(7)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Dennis J. Wend	125,000	(7)	*
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

Common Stock	Katherine H. McDermott	319,920	(8)	1.0%
	16990 Goldentop Rd., Suite A
	San Diego, California 92127

	All directors and executive officers as a group (6 persons)	2,478,050	(9)	7.3%

____________________________

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated below, this table is based on information supplied by officers, directors and principal stockholders. The inclusion in this table of such shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of, or receives the economic benefit of, such shares. Percentage of class is based on 31,867,253 shares of common stock outstanding on January 27, 2016. Except as otherwise stated below, each of the named persons has sole voting and investment power with respect to the shares shown (subject to community property laws).

(2)

Beneficial joint ownership by Mr. Marxe, Mr. Greenhouse, and Mr. Stettner is based on information provided by the stockholder in a Form 4 filed with the SEC on November 23, 2015 and consists of 4,192,710 shares of common stock and 788,090 warrants held by the following entities: 1,940,837 shares and 372,466 warrants owned by Special Situations Fund III QP, L.P., 620,765 shares and 102,564 warrants owned by Special Situations Private Equity Fund, L.P., 225,914 shares and 43,385 warrants owned by Special Situations Technology Fund, L.P., and 1,405,194 shares and 269,675 warrants owned by Special Situations Technology Fund II, L.P. MGP Advisors Limited Partnership, or MGP, is the general partner of the Special Situations Fund III QP, L.P. and AWM Investment Company, Inc., or AWM, is the general partner of MGP. SST Advisers, L.L.C., or SSTA, is the general partner of the Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. MG Advisers, L.L.C., or MG, is the general partner of the Special Situations Private Equity Fund, L.P. AWM is the investment adviser to Special Situations Fund III QP, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG, and are principally responsible for the selection, acquisition, voting and disposition of the portfolio securities by each investment adviser on behalf of its fund. Messrs. Marxe, Greenhouse, and Stettner share voting and dispositive power with respect to shares held by these stockholders. Messrs. Marxe, Greenhouse, and Stettner share voting and dispositive power with respect to shares held by these stockholders.

(3)

Beneficial ownership by Manatuck Hill Partners, LLC is based on information provided by the stockholder in a Schedule 13G filed with the SEC on February 17, 2015, and consists of 2,584,680 shares of common stock. Manatuck Hill Partners, LLC has sole voting and dispositive power with respect to the shares.

(4)

Beneficial ownership by Iroquois Capital Management LLC, Mr. Joshua Silverman, Mr. Richard Abbe, American Capital Management, LLC, Talia Abbe Irrevocable Trust (“TAI”), Bennett Abbe Irrevocable Trust (“BAI”), Samantha Abbe Irrevocable Trust (“SAI”), and The Merav Abbe Irrevocable Trust (“MAI”) is based on information provided by the stockholders in a Schedule 13D/A filed with the SEC on January 14, 2016. Iroquois Capital Management LLC (“Iroquois Capital”) is the investment manager of Iroquois Master Fund, Ltd. (“IMF”). Consequently, Iroquois Capital has voting control and investment discretion over securities held by IMF. As managing members of Iroquois Capital, Mr. Silverman and Mr. Abbe make voting and investment decisions on behalf of Iroquois Capital in its capacity as investment manager to IMF. The principal business of American Capital is serving as an investment vehicle for investment purposes. The principal business of the TAI Trust, BAI Trust. SAI Trust and MAI Trust is serving as an investment vehicle for investment purposes. As a result of the foregoing, Messrs. Silverman and Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by IMF. In the Schedule 13D/A filing, each of Iroquois Capital and Iroquois Master Fund Ltd. reported shared voting and dispositive power over 1,667,603 shares (including 1,278,837 shares and warrants to purchase 388,766 shares), Mr. Silverman reported sole voting and dispositive power over 21,147 (including 16,644 shares and warrants to purchase 4,503 shares) and shared voting and dispositive power over 1,667,603 shares (including 1,278,837 shares and warrants to purchase 388,766 shares), Mr. Abbe reported sole voting and dispositive power over 184,293 (including 139,257 shares and warrants to purchase 45,036 shares) and shared voting and dispositive power over 1,667,603 shares (including 1,278,837 shares and warrants to purchase 388,766 shares), American Capital Management, LLC reported sole voting and dispositive power over 218,279 shares (including 173,242 shares and warrants to purchase 45,037 shares), TAI Trust reported sole voting and dispositive power over 46,419 shares, BAI Trust reported sole voting and dispositive power over 46,419 shares, SAI Trust reported sole voting and dispositive power over 46,419 shares and MAI Trust reported sole voting and dispositive power over 100,741 shares.

(5)	Includes 1,454,167 shares issuable upon exercise of outstanding stock options within 60 days of January 27, 2016.
(6)	Includes 2,000 shares held by spouse and 90,000 shares issuable upon exercise of outstanding stock options within 60 days of January 27, 2016.
(7)	Includes 70,000 shares issuable upon exercise of outstanding stock options within 60 days of January 27, 2016.
(8)	Includes 281,667 shares issuable upon exercise of outstanding stock options within 60 days of January 27, 2016.
(9)	Includes 2,035,834 shares issuable upon exercise of outstanding stock options within 60 days of January 27, 2016.

Equity Compensation Plan Information

At September 30, 2015, we had two equity incentive plans under which equity securities are or have been authorized for issuance to our employees, consultants or directors: the 2015 Equity Incentive Plan and the 2005 Equity Incentive Plan. Each of these plans was approved by our stockholders. The following table sets forth information as of September 30, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,852,419	$2.35	4,810,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,852,419	$2.35	4,810,000

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

During the fiscal year ended September 30, 2015 there were no (and there are no currently proposed) transactions in which the amount involved exceeded the lesser of $120,000 or 1% of the average of total assets at yearend for the last two completed fiscal years to which we were (or are to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

Independence of the Board

As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. After review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our Board has affirmatively determined that Ms. Clague, General Coburn, Mr. Osgood and Mr. Wend are independent directors within the meaning of the applicable NASDAQ listing standards.

Item 14.	Independent Registered Public Accountants Fees.

The following table presents fees billed by Squar Milner LLP for professional services rendered for the fiscal years ended September 30, 2014 and 2015:

	Fiscal 2014	Fiscal 2015
Audit Fees (1)	$121,495	$122,833
Audit Related Fees (2)	—	—
Tax Fees (3)	$12,663	$11,448
All Other Fees (4)	—	—
Total	$134,158	$134,281

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

(2)

Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q. No such fees were billed by Squar Milner LLP for fiscal 2014 or 2015.

(3)	Tax Fees include the aggregate fees paid by us during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Squar Milner LLP for fiscal 2014 or 2015.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board and committee meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board, Financial Accounting Standards Board, or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of Squar Milner LLP in providing services to us for the fiscal year ended September 30, 2015 and has concluded that such services are compatible with such firm’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February 2016.

LRAD CORPORATION

By:	/s/ THOMAS R. BROWN
Thomas R. Brown
President and Chief Executive Officer