Form 10-Q
period 2015-12-31
LRAD Corp
filed 2016-02-04
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on January 28, 2016 was 31,867,253.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	September 30,
	(Unaudited)	2015

ASSETS
Current assets:
Cash and cash equivalents	$15,582,881	$18,316,103
Short-term marketable securities	2,641,858	1,251,947
Accounts receivable	1,941,984	2,116,323
Inventories, net	5,214,517	4,926,172
Prepaid expenses and other	447,638	565,666
Total current assets	25,828,878	27,176,211

Long-term marketable securities	2,276,651	3,047,166
Deferred tax assets	8,650,195	8,339,000
Property and equipment, net	487,868	471,963
Intangible assets, net	57,951	58,385
Prepaid expenses and other - noncurrent	532,067	578,938
Total assets	$37,833,610	$39,671,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$477,887	$703,942
Accrued liabilities	1,453,824	870,555
Total current liabilities	1,931,711	1,574,497
Other liabilities - noncurrent	150,821	147,954
Total liabilities	2,082,532	1,722,451
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,867,253 and 32,898,461 shares issued and outstanding	319	329
Additional paid-in capital	86,112,864	87,608,034
Accumulated deficit	(50,357,596)	(49,658,850)
Accumulated other comprehensive loss	(4,509)	(301)
Total stockholders' equity	35,751,078	37,949,212
Total liabilities and stockholders' equity	$37,833,610	$39,671,663

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2015	2014
Revenues:
Product sales	$2,563,807	$4,146,072
Contract and other	257,725	239,356
Total revenues	2,821,532	4,385,428
Cost of revenues	1,523,170	2,026,271

Gross profit	1,298,362	2,359,157

Operating expenses:
Selling, general and administrative	1,460,092	1,402,021
Research and development	561,202	477,704
Total operating expenses	2,021,294	1,879,725

(Loss) income from operations	(722,932)	479,432

Other income	33,264	26,202

(Loss) income from operations before income taxes	(689,668)	505,634
Income tax benefit	(309,595)	-
Net (loss) income	$(380,073)	$505,634

Net (loss) income per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01
Weighted average common shares outstanding:
- basic and diluted
Basic	32,462,220	33,236,489
Diluted	32,462,220	33,785,996
Cash dividends declared per common share	$0.01	$-

LRAD Corporation

CONSOLATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31,
	2015	2014

Net (loss) income	$(380,073)	$505,634
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities, net of tax	(4,208)	790
Other comprehensive (loss) income	(4,208)	790
Comprehensive (loss) income	$(384,281)	$506,424

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2015	2014
Operating Activities:
Net (loss) income	$(380,073)	$505,634

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,884	62,084
Warranty provision	(22,267)	19,198
Inventory obsolescence	6,081	(3,534)
Share-based compensation	147,940	131,447
Deferred income taxes	(311,195)	-
Changes in operating assets and liabilities:
Accounts receivable	174,339	1,796,831
Inventories	(294,426)	(493,989)
Prepaid expenses and other	118,028	54,364
Prepaid expenses and other - noncurrent	46,871	46,872
Accounts payable	(226,055)	105,786
Warranty settlements	(972)	(8,402)
Accrued and other liabilities	290,702	(2,817,785)
Net cash used in operating activities	(394,143)	(601,494)

Investing Activities:
Purchases of marketable securities	(623,604)	(3,123,401)
Capital expenditures	(71,150)	(79,501)
Patent costs paid	(1,205)	(146)
Net cash used in investing activities	(695,959)	(3,203,048)

Financing Activities:
Repurchase of common stock	(1,643,120)	-
Net cash used in financing activities	(1,643,120)	-

Net decrease in cash	(2,733,222)	(3,804,542)
Cash and cash equivalents, beginning of period	18,316,103	23,894,744
Cash and cash equivalents, end of period	$15,582,881	$20,090,202

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In our opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 3, 2015. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The Company adopted this pronouncement early effective October 1, 2015 as it began reporting a deferred tax asset in the prior quarter and wanted to provide consistent reporting going forward. This change had no effect on the Company’s financial statements..

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

4.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company does not have any marketable securities in the Level 3 category. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following table presents the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2015.

	December 31, 2015
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$74,197	$-	$74,197	$74,197	$-	$-

Level 2:
Certificates of deposit	3,296,213	-	3,296,213	-	1,248,644	2,047,569
Municipal securities	267,269	43	267,312	40,056	227,256	-
Corporate bonds	1,399,592	(4,552)	1,395,040	-	1,165,958	229,082
Subtotal	4,963,074	(4,509)	4,958,565	40,056	2,641,858	2,276,651

Total	$5,037,271	$(4,509)	$5,032,762	$114,253	$2,641,858	$2,276,651

	September 30, 2015
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$301,193	$-	$301,193	$301,193	$-	$-

Level 2:
Certificates of deposit	3,296,238	-	3,296,238	-	249,072	3,047,166
Municipal securities	654,205	293	654,498	160,058	494,440	-
Corporate bonds	509,029	(594)	508,435	-	508,435	-
Subtotal	4,459,472	(301)	4,459,171	160,058	1,251,947	3,047,166

Total	$4,760,665	$(301)	$4,760,364	$461,251	$1,251,947	$3,047,166

5. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2015	2015
Raw materials	$4,691,408	$4,562,535
Finished goods	753,544	763,227
Work in process	195,824	20,588
Inventories, gross	5,640,776	5,346,350
Reserve for obsolescence	(426,259)	(420,178)
Inventories, net	$5,214,517	$4,926,172

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2015	2015
Machinery and equipment	$956,759	$940,289
Office furniture and equipment	913,211	877,011
Leasehold improvements	71,738	67,913
Property and equipment, gross	1,941,708	1,885,213
Accumulated depreciation	(1,453,840)	(1,413,250)
Property and equipment, net	$487,868	$471,963

	Three months ended
	December 31,
	2015	2014
Depreciation expense	$55,245	$60,640

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2015	2015

Payroll and related	$332,375	$330,916
Dividend Payable	318,673	-
Accrued contract costs	295,551	197,034
Warranty reserve	257,595	289,660
Deferred revenue	249,630	51,345
Other	-	1,600
Total	$1,453,824	$870,555

Other liabilities - noncurrent consisted of the following:

Deferred rent	$116,037	$121,996
Extended warranty	34,784	25,958
Total	$150,821	$147,954

 Payroll and related

Payroll and related consists primarily of accrued bonus and related taxes, vacation pay and outside commissions.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three months ended
	December 31,
	2015	2014
Beginning balance	$315,618	$314,311
Warranty provision	(22,267)	19,198
Warranty settlements	(972)	(8,402)
Ending balance	$292,379	$325,107

	December 31,	September 30,
	2015	2015
Short-term warranty reserve	$257,595	$289,660
Long-term warranty reserve	34,784	25,958
Total warranty reserve	$292,379	$315,618

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears each year.

8. INCOME TAXES

At December 31, 2015, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $8,339,000 of its valuation allowance against its deferred tax assets in the quarter ended September 30, 2015 as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,175,000 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $309,595 and $0, reflecting effective tax rates of 44.9% and 0.0% for the three months ended December 31, 2015 and 2014, respectively. The change in the effective tax rate in the three months ended December 31, 2015, compared to the same period in the prior year, is primarily due to the partial release of our valuation allowance in the prior quarter, resulting in current year tax benefit.

ASC 740, Accounting for Uncertainty in Income Taxes, requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2016 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2015. During the three months ended December 31, 2015 and 2014, the Company accrued $0 and $170,279, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2015, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2015, there were options outstanding covering 2,547,002 and 842,500 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2015:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2015	2,852,419	$2.35
Granted	652,500	$1.85
Forfeited/expired	(115,417)	$2.57
Outstanding December 31, 2015	3,389,502	$2.24
Exercisable December 31, 2015	2,489,685	$2.31

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2020 to 2023 with an average life of 6.1 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 was $465,682 and $347,928, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2015	2014
Cost of revenue	$5,637	$4,820
Selling, general and administrative	117,955	105,222
Research and development	24,348	21,405
Total	$147,940	$131,447

The employee stock options granted in the three months ended December 31, 2015 and 2014 had a weighted-average estimated fair value of $0.63 per share and $1.18 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	December 31,
	2015			2014
Volatility	51.0%	-	52.0%	53.0%	-	62.0%
Risk-free interest rate	1.5%	-	1.7%	1.3%	-	1.6%
Forfeiture rate		10.0%			10.0%
Dividend yield	2.2%	-	2.7%		0.0%
Expected life in years	3.8	-	4.6	3.8	-	4.6

The Company declared its first dividend in the quarter ended December 31, 2015, so dividend yield assumptions were added to the valuation of options granted based on the expected annual yield. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has an NOL carryforward as of December 31, 2015, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2015 and 2014. As of December 31, 2015, there was approximately $900,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.9 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2015:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212
Share-based compensation expense	-	-	147,940	-	-	147,940
Repurchase of common stock	(1,031,208)	(10)	(1,643,110)	-	-	(1,643,120)
Other comprehensive income	-	-	-	-	(4,208)	(4,208)
Dividends declared	-	-	-	(318,673)	-	(318,673)
Net income	-	-	-	(380,073)	-	(380,073)
Balances, December 31, 2015	31,867,253	$319	$86,112,864	$(50,357,596)	$(4,509)	$35,751,078

Stock Purchase Warrants

At December 31, 2015, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67, which are exercisable through February 4, 2016.

Share Buyback Program

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. During the three months ended December 31, 2015, 1,031,208 shares were repurchased for $1,643,120 under this program. This program expired on December 31, 2015 and the remaining $275,862 balance was cancelled. In December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. Dividends charged to retained earnings in the quarter ended December 31, 2015 were $318,673 with an offset to accrued liabilities. There were no dividends announced in the quarter ended December 31, 2014.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 31,
	2015	2014
Numerator:
Income available to common stockholders	$(380,073)	$505,634

Denominator:
Weighted average common shares outstanding	32,462,220	33,236,489
Assumed exercise of dilutive options and warrants	-	549,507
Weighted average dilutive shares outstanding	32,462,220	33,785,996

Basic income per common share	$(0.01)	$0.02
Diluted income per common share	$(0.01)	$0.01

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,999,002	1,325,750
Warrants	1,627,945	-
Total	4,626,947	1,325,750

13. MAJOR CUSTOMERS

For the three months ended December 31, 2015, revenues from two customers accounted for 16% and 11% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2015, accounts receivable from three customers accounted for 30%, 13% and 12% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2014, revenues from three customers accounted for 23%, 15% and 13% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2014, accounts receivable from two customers accounted for 38% and 24% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2015.

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

Our LRAD-X® product line offers a variety of directed sound products, which use focused acoustic output to clearly transmit critical information, instructions and warnings over long distances. The LRAD-X product line features clear voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors, from our hand held LRAD 100X to our LRAD 2000X unit, which communicates up to 5,500 meters. Through the use of powerful voice commands, prerecorded messages in multiple languages, and warning tones, our LRAD-X products are designed to create large safety zones while determining the intent and influencing the behavior of an intruder. We continue to expand our LRAD-X product line to provide a complete range of systems and accessories to meet a broad range of diverse applications including fixed and mobile military deployments, maritime security, critical infrastructure and perimeter security, commercial security, border and homeland security, law enforcement and emergency responder communications, asset protection and wildlife preservation and control. Our LRAD-X products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

In 2012, we built on the success of our LRAD-X directional technology to launch our first omnidirectional product, the LRAD 360X. Unlike the existing siren based systems in the market, the LRAD 360X is designed with the same characteristics as our directed products - highly intelligible voice broadcasts and the ability to communicate and alert over long distances. Since the LRAD 360X product launch, we have developed our ONE VOICE® omnidirectional mass communication product line, which includes a mobile, fully-integrated, trailer-mounted mass communication system, and other enhancements to provide a more fully integrated solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in worldwide sales and marketing activities, our LRAD-X and ONE VOICE products have pioneered a new worldwide market, selling into over 70 countries, for directional long-range acoustic hailing devices (“AHDs”) and advanced, omnidirectional mass notification systems.

Revenues in the first fiscal quarter ended December 31, 2015, were $2.8 million, a decrease from $4.4 million in the first fiscal quarter of 2015. The decrease in revenues was primarily due to the timing of customer orders and delays in awarding contracts. We continue to experience delays in projects in both U.S. and international markets due to various reasons, but we are confident these orders are achievable. Based on the timing of budget cycles, as well as financial issues and military strife in certain areas of the world, there are often delays in awarding contracts, which result in uneven quarterly revenues. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X and ONE VOICE mass notification products throughout the world. During the quarter, we received an amendment to our U.S. Navy contract which allows the U.S Army to purchase units under this contract. The modification permits us to fulfill U.S. Army orders without going through a new request for proposal process. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit decreased as a result of the lower revenues compared to the same quarter in the prior year. Operating expenses increased by 7.5% from $1.9 million to $2.0 million in the quarter ended December 31, 2015 primarily due to increased headcount and consulting fees, partially offset by a decrease in bonus accrual. We reported a net loss of $380,000 for the quarter, or ($.01) per share, compared to net income of $506,000, or $.01 per diluted share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increased commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, especially in the Middle East, Europe and Asia where there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of business development personnel as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2016 due to continuing economic and geopolitical conditions in some international regions. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2015. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2015 and 2014

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2015		December 31, 2014
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$2,563,807	90.9%	$4,146,072	94.5%	$(1,582,265)	(38.2%	)
Contract and other	257,725	9.1%	239,356	5.5%	18,369	7.7%
	2,821,532	100.0%	4,385,428	100.0%	(1,563,896)	(35.7%	)

Cost of revenues	1,523,170	54.0%	2,026,271	46.2%	503,101	24.8%
Gross profit	1,298,362	46.0%	2,359,157	53.8%	(1,060,795)	(45.0%	)

Operating Expenses:
Selling, general and administrative	1,460,092	51.7%	1,402,021	32.0%	(58,071)	(4.1%	)
Research and development	561,202	19.9%	477,704	10.9%	(83,498)	(17.5%	)
	2,021,294	71.6%	1,879,725	42.9%	(141,569)	(7.5%	)

(Loss) income from operations	(722,932)	(25.6% )	479,432	10.9%	(1,202,364)	(250.8%	)

Other Income	33,264	1.1%	26,202	0.6%	7,062	27.0%

(Loss) income from operations before income taxes	(689,668)	(24.5% )	505,634	11.5%	(1,195,302)	(236.4%	)
Income tax benefit	(309,595)	(11.0% )	-	0.0%	309,595	na
Net income	$(380,073)	(13.5% )	$505,634	11.5%	$(885,707)	(175.2%	)

Revenues decreased in the current quarter compared to the prior year due to the timing of customer orders and delays in awarding contracts. We continue to experience delays in projects in both U.S. and international markets due to various reasons, but we are confident these orders are achievable. Demand for our products remains strong and we had shipments during the quarter for a wide variety of applications including energy security, law enforcement/military police, border/perimeter security, mass notification, U.S. Navy, U.S. Coast Guard, and military vehicles. We have a backlog of approximately $5.2 million scheduled to deliver during the current fiscal year ending September 30, 2016, including a $710,000 order received in December 2015 for a Latin American prison system. Correctional facilities are a growing application for our LRAD products. We also received an amendment to our U.S. Navy contract to allow the U.S Army to purchase units under this contract. The modification permits us to fulfill U.S. Army orders, where there is a strong interest for our products. The receipt of orders will often be uneven due to the timing of approvals or budgets. At December 31, 2015, we had aggregate deferred revenue of $249,631 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the quarter was primarily due to the decrease in revenue and the resulting lower absorption of our fixed overhead. Our product margin percentage on product shipped was comparable to the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included increases of $119,425 for salaries, benefits and consultants, primarily for business development and marketing, $16,665 for marketing and trade shows, $18,368 for bank fees, primarily due to heavy share repurchases in the quarter, and $5,515 other increases, partially offset by a $101,902 reduction for bonus accrual.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2015 and 2014 of $117,955 and $105,222, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $76,543 for increased salaries and benefits, $42,304 for development and testing expenses and $11,983 for depreciation, partially offset by a $47,094 reduction for bonus accrual and $238 other expense.

Included in research and development expenses for the three months ended December 31, 2015 and 2014 was $24,348 and $21,405 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded our product line in 2015 and the beginning of 2016 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The decrease in net income was primarily due to the decrease in revenues and the increase in operating expenses. In the quarter ended September 30, 2015, we reversed a portion of our valuation allowance against our deferred tax asset. In the quarter ended December 31, 2015, we recognized a tax benefit of $309,595. There was no tax provision reported in the quarter ended December 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2015 was $15,582,881, compared to $18,316,103 at September 30, 2015. During the three months ended December 31, 2015, the Company invested $623,604 of cash equivalents in short and long-term marketable securities and also used $1,643,120 for the repurchase of common stock. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Three Months Ended
	December 31,
	2015	2014
Cash used in:
Operating activities	(394,143)	(601,494)
Investing activities	(695,959)	(3,203,048)
Financing activities	(1,643,120)	-

Operating Activities

Net loss of $380,073 for the three months ended December 31, 2015 was increased by $122,557 of non-cash items that include deferred income taxes, share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $290,702, a decrease in accounts receivable of $174,339 due to collections from a higher year-end balance, and decreases in prepaid expenses and other of $118,028 and prepaid expenses and other – noncurrent of $46,871. Cash used in operating activities included an increase in inventory of $294,426, a decrease in accounts payable of $226,055 and warranty settlements of $972. Net income of $505,634 for the three months ended December 31, 2014 was adjusted for $209,195 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $1,796,831 due to collections from a high year-end balance, an increase and accounts payable of $105,786, and a decrease in prepaid expenses and other and prepaid expenses and other – noncurrent of $101,236. Cash used in operating activities included a decrease in accrued and other liabilities of $2,817,785, primarily for the payment of bonuses earned in fiscal 2014, increased inventories of $493,989 based on our current sales forecast, and $8,402 for warranty settlements.

We had accounts receivable of $1,941,984 at December 31, 2015, compared to $2,116,323 at September 30, 2015. The level of trade accounts receivable at December 31, 2015 represented approximately 63 days of revenues compared to 44 days of revenues at September 30, 2015. The increase in days is primarily due to the lower revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31, 2015 and September 30, 2015, our working capital was $23,897,167 and $25,601,714, respectively. The reduction in working capital was primarily due to use of $1,643,120 to repurchase common shares.

Investing Activities

In the three months ended December 31, 2015, we increased our holding of short and long-term marketable securities by $623,604. We did not purchase any securities in the same period in the three months ended December 31, 2014.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $72,355 and $79,647 for the three months ended December 31, 2015 and 2014, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2016.

Financing Activities

In the three months ended December 31, 2015, we used $1,643,120 for the repurchase of common stock. We did not repurchase any shares in the three months ended December 31, 2014.

On December 3, 2015, we announced a cash dividend of $0.01 per share on our common stock, payable on January 29, 2016 to stockholders of record as of the close of business on January 15, 2016. We recorded a dividend payable in the amount of $318,673 during the three months ended December 31, 2015, compared to $0 in the three months ended December 31, 2014.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. During the three months ended December 31, 2015, the Company purchased 1,031,208 shares at an average price paid per share of $1.59. This program expired on December 31, 2015 and the remaining $275,862 balance was cancelled. Shares repurchased under the plan have been retired. At December 31, 2015, we did not hold any treasury shares.

The following table discloses the stock repurchases during the quarter ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program

October 1, 2015 - October 31, 2015	41,133	$1.75	41,133	$1,846,886
November 1, 2015 - November 30, 2015	725,889	$1.60	725,889	$686,148
December 1, 2015 - December 31, 2015	264,186	$1.55	264,186	$0
Total	1,031,208		1,031,208

In December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares.

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

LRAD CORPORATION

Date: February 4, 2016	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)