Form 10-Q
period 2016-03-31
LRAD Corp
filed 2016-05-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                           .

Commission File Number: 000-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16990 Goldentop Rd. Ste. A, San Diego,
California	92127
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 3, 2016 was 31,798,853.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	September 30, 2015

ASSETS
Current assets:
Cash and cash equivalents	$14,976,589	$18,316,103
Short-term marketable securities	2,633,388	1,251,947
Accounts receivable	2,477,360	2,116,323
Inventories, net	5,202,430	4,926,172
Prepaid expenses and other	648,303	565,666
Total current assets	25,938,070	27,176,211

Long-term marketable securities	2,277,416	3,047,166
Deferred tax assets	9,196,706	8,339,000
Property and equipment, net	504,306	471,963
Intangible assets, net	60,748	58,385
Prepaid expenses and other - noncurrent	485,196	578,938
Total assets	$38,462,442	$39,671,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,442,198	$703,942
Accrued liabilities	2,019,057	870,555
Total current liabilities	3,461,255	1,574,497
Other liabilities - noncurrent	174,099	147,954
Total liabilities	3,635,354	1,722,451
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,798,853 and 32,898,461 shares issued and outstanding	318	329
Additional paid-in capital	86,167,846	87,608,034
Accumulated deficit	(51,340,247)	(49,658,850)
Accumulated other comprehensive loss	(829)	(301)
Total stockholders' equity	34,827,088	37,949,212
Total liabilities and stockholders' equity	$38,462,442	$39,671,663

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Product sales	$3,339,707	$4,252,815	$5,903,514	$8,398,887
Contract and other	262,267	233,415	519,992	472,771
Total revenues	3,601,974	4,486,230	6,423,506	8,871,658
Cost of revenues	1,970,512	2,189,425	3,493,682	4,215,696
Gross profit	1,631,462	2,296,805	2,929,824	4,655,962

Operating expenses:
Selling, general and administrative	2,276,694	1,466,197	3,736,786	2,868,219
Research and development	597,635	569,418	1,158,837	1,047,122
Total operating expenses	2,874,329	2,035,615	4,895,623	3,915,341

(Loss) income from operations	(1,242,867)	261,190	(1,965,799)	740,621

Other income	31,693	30,921	64,957	57,124

(Loss) income from operations before income taxes	(1,211,174)	292,111	(1,900,842)	797,745
Income tax (benefit) expense	(546,511)	1,600	(856,106)	1,600
Net (loss) income	$(664,663)	$290,511	$(1,044,736)	$796,145

Net (loss) income per common share
- basic and diluted	$(0.02)	$0.01	$(0.03)	$0.02
Weighted average common shares outstanding:
Basic	31,828,167	33,253,719	32,146,928	33,244,929
Diluted	31,828,167	33,847,965	32,146,928	33,816,805
Cash dividends declared per common share	$0.01	$-	$0.02	$-

See accompanying notes

LRAD Corporation

CONSOLATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Net (loss) income	$(664,663)	$290,511	$(1,044,736)	$796,145
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities, net of tax	3,679	308	(529)	1,098
Other comprehensive (loss) income	3,679	308	(529)	1,098
Comprehensive (loss) income	$(660,984)	$290,819	$(1,045,265)	$797,243

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2016	2015
Operating Activities:
Net (loss) income	$(1,044,736)	$796,145

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	97,546	120,074
Warranty provision	26,303	40,674
Inventory obsolescence	11,067	22,908
Share-based compensation	308,257	308,854
Deferred income taxes	(857,706)	-
Changes in operating assets and liabilities:
Accounts receivable	(361,037)	1,936,920
Inventories	(287,325)	(689,050)
Prepaid expenses and other	(82,637)	(169,544)
Prepaid expenses and other - noncurrent	93,742	93,743
Accounts payable	738,256	206,149
Warranty settlements	(24,099)	(27,749)
Accrued and other liabilities	1,172,443	(2,617,351)
Net cash (used in) provided by operating activities	(209,926)	21,773

Investing Activities:
Purchases of marketable securities	(612,219)	(4,544,977)
Capital expenditures	(126,594)	(170,999)
Patent costs paid	(5,658)	(1,087)
Net cash used in investing activities	(744,471)	(4,717,063)

Financing Activities:
Repurchase of common stock	(1,748,456)	(158,740)
Proceeds from exercise of stock options	-	107,214
Common stock cash dividends paid	(636,661)	-
Net cash used in financing activities	(2,385,117)	(51,526)
Net decrease in cash	(3,339,514)	(4,746,816)
Cash and cash equivalents, beginning of period	18,316,103	23,894,744
Cash and cash equivalents, end of period	$14,976,589	$19,147,928

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance was effective and was implemented by the Company in the quarter beginning January 1, 2016. It had no effect on the Company’s financial statements or related disclosures.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company does not have any marketable securities in the Level 1 category as of March 31, 2016, or in the Level 3 category as of March 31, 2016 or September 30, 2015. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2016 and September 30, 2015.

	March 31, 2016
	Cost Basis	Unrealized Gains/(Losses)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities

Level 2:
Certificates of deposit	$3,296,188	$-	$3,296,188	$-	$1,248,466	$2,047,722
Municipal securities	563,991	302	564,293	155,477	408,816	-
Corporate bonds	1,206,931	(1,131)	1,205,800	-	976,106	229,694
Subtotal	5,067,110	(829)	5,066,281	155,477	2,633,388	2,277,416

Total	$5,067,110	$(829)	$5,066,281	$155,477	$2,633,388	$2,277,416

	September 30, 2015
	Cost Basis	Unrealized Gains/(Losses)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities

Level 1:
Money Market Funds	$301,193	$-	$301,193	$301,193	$-	$-

Level 2:
Certificates of deposit	3,296,238	-	3,296,238	-	249,072	3,047,166
Municipal securities	654,205	293	654,498	160,058	494,440	-
Corporate bonds	509,029	(594)	508,435	-	508,435	-
Subtotal	4,459,472	(301)	4,459,171	160,058	1,251,947	3,047,166

Total	$4,760,665	$(301)	$4,760,364	$461,251	$1,251,947	$3,047,166

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2016	September 30, 2015
Raw materials	$4,504,144	$4,562,535
Finished goods	880,680	763,227
Work in process	248,851	20,588
Inventories, gross	5,633,675	5,346,350
Reserve for obsolescence	(431,245)	(420,178)
Inventories, net	$5,202,430	$4,926,172

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	September 30, 2015
Machinery and equipment	$956,759	$940,289
Office furniture and equipment	968,655	877,011
Leasehold improvements	71,738	67,913
Property and equipment, gross	1,997,152	1,885,213
Accumulated depreciation	(1,492,846)	(1,413,250)
Property and equipment, net	$504,306	$471,963

	Six months ended March 31,
	2016	2015
Depreciation expense	$94,251	$117,176

  7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31, 2016	September 30, 2015

Payroll and related	$969,724	$330,916
Deferred revenue	795,532	51,345
Warranty reserve	253,801	289,660
Accrued contract costs	-	197,034
Other	-	1,600
Total	$2,019,057	$870,555

Other liabilities - noncurrent consisted of the following:

Deferred rent	$110,078	$121,996
Extended warranty	64,021	25,958
Total	$174,099	$147,954

 Payroll and related

Payroll and related consists primarily of accrued payroll, benefits and related taxes for a Separation Agreement entered into with the Company’s CEO during the quarter, as well as accrued vacation and sales commissions.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment as well as revenue for shipments to customers that can’t be recognized due to shipping terms.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three month ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Beginning balance	$292,379	$325,107	$315,618	$314,311
Warranty provision	48,570	21,476	26,303	40,674
Warranty settlements	(23,127)	(19,347)	(24,099)	(27,749)
Ending balance	$317,822	$327,236	$317,822	$327,236

	March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
Short-term warranty reserve	$253,801	$289,660	$253,801	$289,660
Long-term warranty reserve	64,021	25,958	64,021	25,958
Total warranty reserve	$317,822	$315,618	$317,822	$315,618

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears each year.

8. INCOME TAXES

At March 31, 2016, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $8,339,000 of its valuation allowance against its deferred tax assets in the quarter ended September 30, 2015 as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,175,000 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $856,106 and income tax expense of $1,600, reflecting effective tax rates of 45.0% and 0.2% for the six months ended March 31, 2016 and 2015, respectively. The change in the effective tax rate in the six months ended March 31, 2016, compared to the same period in the prior year, is primarily due to the partial release of our valuation allowance in the prior year, resulting in current year tax benefit.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2016 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2015. During the six months ended March 31, 2016 and 2015, the Company accrued $0 and $323,098, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2016, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2016, there were options outstanding covering 2,537,836 and 907,500 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2015	2,852,419	$2.35
Granted	717,500	$1.83
Forfeited/expired	(124,583)	$2.56
Outstanding March 31, 2016	3,445,336	$2.23
Exercisable March 31, 2016	2,668,982	$2.30

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2020 to 2023 with an average life of 5.9 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2016 was $122,360 and $100,482, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Cost of revenue	$6,101	$6,851	$11,738	$11,671
Selling, general and administrative	128,405	125,224	246,360	230,446
Research and development	25,811	45,332	50,159	66,737
Total	$160,317	$177,407	$308,257	$308,854

The employee stock options granted in the six months ended March 31, 2016 and 2015 had a weighted-average estimated fair value of $0.62 per share and $1.13 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended March 31,
	2016			2015
Volatility	49.0%	-	52.0%	51.0%	-	62.0%
Risk-free interest rate	1.1%	-	1.7%	1.0%	-	1.6%
Forfeiture rate		10.0%			10.0%
Dividend yield	2.2%	-	2.7%		0.0%
Expected life in years	3.2	-	4.6%	3.2	-	4.6%

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

Since the Company has an NOL carryforward as of March 31, 2016, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $800,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.8 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2016:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212
Share-based compensation expense	-	-	308,257	-	-	308,257
Repurchase of common stock	(1,099,608)	(11)	(1,748,445)	-	-	(1,748,456)
Common stock cash dividends	-	-	-	(636,661)	-	(636,661)
Other comprehensive income	-	-	-	-	(528)	(528)
Net loss	-	-	-	(1,044,736)	-	(1,044,736)
Balances, March 31, 2016	31,798,853	$318	$86,167,846	$(51,340,247)	$(829)	$34,827,088

Stock Purchase Warrants

The Company previously had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67, which expired on February 4, 2016. It did not have any warrants outstanding as of March 31, 2016.

Share Buyback Program

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and in December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the six months ended March 31, 2016, 1,099,608 shares were repurchased for $1,748,456 under these two programs.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. On February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. Dividends charged to retained earnings in the three and six months ended March 31, 2016 were $317,988 and $636,661, respectively. There were no dividends declared in the prior year periods.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Numerator:
Income available to common stockholders	$(664,663)	$290,511	$(1,044,736)	$796,145

Denominator:
Weighted average common shares outstanding	31,828,167	33,253,719	32,146,928	33,244,929
Assumed exercise of dilutive options and warrants	-	594,246	-	571,876
Weighted average dilutive shares outstanding	31,828,167	33,847,965	32,146,928	33,816,805

Basic income per common share	$(0.02)	$0.01	$(0.03)	$0.02
Diluted income per common share	$(0.02)	$0.01	$(0.03)	$0.02

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,989,836	1,418,250	2,989,836	1,318,250
Warrants	-	1,627,945	-	1,627,945
Total	2,989,836	3,046,195	2,989,836	2,946,195

13. MAJOR CUSTOMERS

For the three months ended March 31, 2016, revenues from one customer accounted for 20% of total revenues, and for the six months ended March 31, 2016, revenues from one customer accounted for 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2016, accounts receivable from three customers accounted for 32%, 11% and 10% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

14. UNUSUAL AND INFREQUENT EXPENSES

The Company incurred expenses during the three months ended March 31, 2016 which were unusual in nature and infrequent in occurrence. These expenses totaled $835,772 and included legal and consulting costs resulting from a proxy contest initiated by a stockholder of the Company, and severance and related benefit and tax expenses in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s CEO. The proxy contest has been settled with the investor, and the Board of Directors has begun a search for a new CEO.

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

In 2012, we built on the success of our LRAD-X directional technology to launch our first omnidirectional product, the LRAD 360X. Unlike the existing siren based systems in the market, the LRAD 360X is designed with the same characteristics as our directed products - highly intelligible voice broadcasts and the ability to communicate and alert over long distances. Since the LRAD 360X product launch, we have developed our ONE VOICE® omnidirectional mass communication product line, which includes a mobile, fully-integrated, trailer-mounted mass communication system, and other enhancements to provide a more fully integrated solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in worldwide sales and marketing activities, our LRAD-X and ONE VOICE products have pioneered a new global market, selling into over 70 countries, for directional long-range acoustic hailing devices (“AHDs”) and advanced, omnidirectional mass notification systems.

Revenues in the second fiscal quarter ended March 31, 2016, were $3.6 million, a decrease from $4.5 million in the second fiscal quarter of 2015. The decrease in revenues was primarily due to the timing of customer orders and delays in awarding contracts. We continue to experience delays in projects in both U.S. and international markets due to various reasons, but we are aggressively pursuing these opportunities to try to bring them to closure. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X and ONE VOICE mass notification products throughout the world. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit decreased as a result of the lower revenues compared to the same quarter in the prior year, and lower fixed overhead cost absorption. Operating expenses increased by 41.2% from $2.0 million to $2.9 million in the quarter ended March 31, 2016 primarily due to $836,000 of one-time expenses related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the June 30, 2016 departure of our CEO. We reported a net loss of $665,000 for the quarter, or ($.02) per share, compared to net income of $291,000, or $.01 per diluted share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increasing commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of marketing and business development personnel as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2016 due to continuing economic and geopolitical conditions in some international regions, as well as the upcoming U.S. presidential election. We anticipate continued uncertainty with U.S. Military spending due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2016		March 31, 2015
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$3,339,707	92.7%	$4,252,815	94.8%	$(913,108)	(21.5%	)
Contract and other	262,267	7.3%	233,415	5.2%	28,852	12.4%
	3,601,974	100.0%	4,486,230	100.0%	(884,256)	(19.7%	)

Cost of revenues	1,970,512	54.7%	2,189,425	48.8%	218,913	10.0%
Gross profit	1,631,462	45.3%	2,296,805	51.2%	(665,343)	(29.0%	)

Operating Expenses:
Selling, general and administrative	2,276,694	63.2%	1,466,197	32.7%	(810,497)	(55.3%	)
Research and development	597,635	16.6%	569,418	12.7%	(28,217)	(5.0%	)
	2,874,329	79.8%	2,035,615	45.4%	(838,714)	(41.2%	)

(Loss) income from operations	(1,242,867)	(34.5% )	261,190	5.8%	(1,504,057)	(575.8%	)

Other Income	31,693	0.8%	30,921	0.7%	772	2.5%

(Loss) income from operations before income taxes	(1,211,174)	(33.7% )	292,111	6.5%	(1,503,285)	(514.6%	)
Income tax (benefit) expense	(546,511)	(15.2% )	1,600	0.0%	548,111	na
Net income	$(664,663)	(18.5% )	$290,511	6.5%	$(955,174)	(328.8%	)

Revenues decreased in the current quarter compared to the prior year due to the timing of customer orders and shipments. The receipt of orders will often be uneven due to the timing of approvals or budgets. We continue to experience delays in projects in both U.S. and international markets due to various reasons, but we are aggressively pursuing these opportunities to try to bring them to closure. Demand for our products remains strong and we had shipments during the quarter for a variety of applications including a $710,000 order for Latin American prison security, $544,000 for mass notification projects primarily in Asia, public safety, law enforcement and energy security. We were also awarded a $7.4 million, multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract from the U.S. Navy and made our first delivery under the contract award. At March 31, 2016, we had aggregate deferred revenue of $795,532 for orders that had shipped but were not recognized due to shipping terms, or that have been paid for prior to March 31, 2016.

Gross Profit

The decrease in gross profit in the quarter was primarily due to the decrease in revenue, lower product margins as a result of product mix, and lower absorption of our fixed overhead costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included one-time expenses of $835,772 related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the June 30, 2016 departure of our CEO. In addition, expenses increased by $126,268 for salaries, benefits and consultants, primarily for business development and marketing personnel additions, and $9,376 of other increases. These expenses were partially offset by a $109,866 reduction for bonus accrual and a $51,053 reduction for sales commissions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2016 and 2015 of $128,405 and $125,224, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $101,258 for increased staffing and benefits and $817 of other expenses, partially offset by decreases of $43,843 development and testing expenses and $30,015 for a reduction in bonus accrual.

Included in research and development expenses for the three months ended March 31, 2016 and 2015 was $25,811 and $45,332 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded our product line in 2016 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The decrease in net income was primarily due to the decrease in revenues and the one-time expenses related to a proxy contest and separation costs related to the planned departure of our CEO. In the quarter ended September 30, 2015, we reversed a portion of our valuation allowance against our deferred tax asset. In the quarter ended March 31, 2016, we recognized a tax benefit of $546,511. The Company recorded the $1,600 minimum tax payment in the same quarter of the prior year.

Comparison of Results of Operations for the Six Months Ended March 31, 2016 and 2015

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2016		March 31, 2015
		% of Total		% of Total	Increase/(Decrease)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$5,903,514	91.9%	$8,398,887	94.7%	$(2,495,373)	(29.7%	)
Contract and other	519,992	8.1%	472,771	5.3%	47,221	10.0%
Total revenues	6,423,506	100.0%	8,871,658	100.0%	(2,448,152)	(27.6%	)

Cost of revenues	3,493,682	54.4%	4,215,696	47.5%	(722,014)	(17.1%	)
Gross profit	2,929,824	45.6%	4,655,962	52.5%	(1,726,138)	(37.1%	)

Operating expenses:
Selling, general and administrative	3,736,786	58.2%	2,868,219	32.3%	868,567	30.3%
Research and development	1,158,837	18.0%	1,047,122	11.8%	111,715	10.7%
Total operating expenses	4,895,623	76.2%	3,915,341	44.1%	980,282	25.0%

Income from operations	(1,965,799)	(30.6% )	740,621	8.4%	(2,706,420)	(365.4%	)

Other income	64,957	1.0%	57,124	0.6%	7,833	13.7%

Income from continuing operations before income taxes	(1,900,842)	(29.6% )	797,745	9.0%	(2,698,587)	(338.3%	)
Income tax (benefit) expense	(856,106)	(13.3% )	1,600	0.0%	(857,706)	na
Net income	$(1,044,736)	(16.3% )	$796,145	9.0%	$(1,840,881)	(231.2%	)

Revenues decreased in the first six months of 2016, compared to the prior year due to the timing of customer orders and delays in awarding contracts. The receipt of orders will often be uneven due to the timing of approvals or budgets. We continue to experience delays in projects in both U.S. and international markets due to various reasons, but we believe that these orders are achievable. Demand for our products remains strong and we had shipments during the first six months for a wide variety of applications including prisons, mass notification, energy security, law enforcement/military police, military vehicles, the U.S. Navy and the U.S. Coast Guard. We were also awarded a $7.4 million, multi-year, firm-fixed-price, indefinite-delivery/indefinite-quantity contract from the U.S. Navy and made our first delivery under the contract award. With the orders we anticipate closing and our current backlog scheduled to deliver during the current fiscal year ending September 30, 2016, the second half of the fiscal year should be much stronger. At March 31, 2016, we had aggregate deferred revenue of $795,532 for prepayments from customers in advance of product shipment as well as shipments to customers that could not be recognized due to shipping terms.

Gross Profit

The decrease in gross profit in the quarter was primarily due to the decrease in revenue, lower product margins as a result of product mix, and lower absorption of our fixed overhead costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses included one-time expenses of $835,772 related to our response to and settlement of a proxy contest initiated by one of our stockholders, and severance costs related to the June 30, 2016 departure of our CEO. In addition, expenses increased by $246,292 for salaries, benefits and consultants, primarily for business development and marketing personnel additions, $27,672 for marketing and trade shows and $37,030 of other increases. These expenses were partially offset by a $212,366 reduction for bonus accrual and a $65,833 reduction for sales commissions.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2016 and 2015 of $246,360 and $230,446, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $177,244 for increased staffing and benefits, $24,799 for depreciation, and $2,808 other expense, partially offset by a $76,558 reduction for bonus accrual and $16,578 for non-cash share based compensation expense.

Included in research and development expenses for the six months ended March 31, 2016 and 2015 was $50,159 and $66,737 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded our product line in 2016 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The decrease in net income was primarily due to the decrease in revenues and the one-time expenses related to a proxy contest and settlement, and severance costs related to the departure of our CEO. In the quarter ended September 30, 2015, we reversed a portion of our valuation allowance against our deferred tax asset. In the six months ended March 31, 2016, we recognized a tax benefit of $856,106. The Company recorded the $1,600 minimum tax payment in the same period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2016 was $14,976,589, compared to $18,316,103 at September 30, 2015. During the six months ended March 31, 2016, the Company invested $612,219 of cash equivalents in short and long-term marketable securities, used $1,748,456 for the repurchase of common stock and $636,661 for the payment of cash dividends. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

Principal factors that could affect our liquidity include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets;

•	value of shares repurchased; and

•	value of dividends declared.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Six Months Ended March 31,
	2016	2015
Cash used in:
Operating activities	$(209,926)	$21,773
Investing activities	(744,471)	(4,717,063)
Financing activities	(2,385,117)	(51,526)

Operating Activities

Net loss of $1,044,736 for the six months ended March 31, 2016 was increased by $414,533 of non-cash items that include deferred income taxes, share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $1,172,443 primarily for payroll costs related to the separation agreement with the Company CEO and increased deferred revenue for customer prepayments and revenue that was not recognized due to shipping terms, increase in accounts payable of $738,256 which includes costs related to the proxy contest and decreased prepaid expenses and other – noncurrent of $93,742. Cash used in operating activities included an increase in accounts receivable of $361,037, an increase in inventories of $287,325, an increase in prepaid expenses and other of $82,637 and warranty settlements of $24,099. Net income of $796,145 for the six months ended March 31, 2015 was adjusted for $492,510 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected a decrease in accounts receivable of $1,936,920 due to collections from a high year-end balance, an increase in accounts payable of $206,149, and a decrease in prepaid expenses and other – noncurrent of $93,743. Cash used in operating activities included a decrease in accrued and other liabilities of $2,617,351, primarily for the payment of bonuses earned in fiscal 2014 and a reduction of prepayments from customers, increased inventories of $689,050 based on our current sales forecast, increased prepaid expenses and other of $169,544 and $27,749 for warranty settlements.

We had accounts receivable of $2,477,360 at March 31, 2016, compared to $2,116,323 at September 30, 2015. The level of trade accounts receivable at March 31, 2016 represented approximately 63 days of revenues compared to 44 days of revenues at September 30, 2015. The increase in days is primarily due to the lower revenues. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At March 31, 2016 and September 30, 2015, our working capital was $22,476,815 and $25,601,714, respectively. The reduction in working capital was primarily due to use of $1,748,456 to repurchase common shares, $835,772 for expenses related to a proxy contest initiated by a stockholder of the Company, and severance and related costs related to the June 30, 2016 departure of our CEO, $744,187 increase in deferred revenue primarily due to prepayments from customers in advance of product shipment as well as revenue for shipments to customers that can’t be recognized due to shipping terms and $636,661 paid for cash dividends, offset by a transfer of $769,750 of investments from long-term to short-term marketable securities.

Investing Activities

In the six months ended March 31, 2016, we increased our holding of short and long-term marketable securities by $612,219, compared to $4,544,977 purchased in the six months ended March 31, 2015.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $132,252 and $172,086 for the six months ended March 31, 2016 and 2015, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2016.

Financing Activities

In the six months ended March 31, 2016 and 2015, we used $1,748,456 and $158,740 for the repurchase of common stock.

On December 3, 2015, we announced a cash dividend of $0.01 per share on our common stock, payable on January 29, 2016 to stockholders of record as of the close of business on January 15, 2016. On February 4, 2016, we announced a cash dividend of $0.01 per share on our common stock, payable on March 30, 2016 to stockholders of record as of the close of business on March 15, 2016. We paid a total of $636,661 in dividends during the six months ended March 31, 2016, compared to $0 in the six months ended March 31, 2015.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and a new share buyback program for $4 million was approved for calendar year 2016. Shares repurchased under the plans have been retired. At March 31, 2016, we did not hold any treasury shares.

The following table discloses the stock repurchases during the quarter ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program

January 1, 2016 - January 31, 2016	-	-	-	$4,000,000
February 1, 2016 - February 29, 2016	68,400	$1.54	68,400	$3,894,664
March 1, 2016 - March 31, 2016	-	-	-	$3,894,664
Total	68,400		68,400

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

LRAD CORPORATION

Date: May 10, 2016	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)