Form 10-Q
period 2016-06-30
LRAD Corp
filed 2016-08-02
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on July 26, 2016 was 31,798,853.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	September 30,
	(Unaudited)	2015

ASSETS
Current assets:
Cash and cash equivalents	$15,546,733	$18,316,103
Short-term marketable securities	2,332,967	1,251,947
Accounts receivable, less allowance of $11,018 and $0, respectively	2,547,420	2,116,323
Inventories, net	5,182,118	4,926,172
Prepaid expenses and other	580,781	565,666
Total current assets	26,190,019	27,176,211

Long-term marketable securities	2,047,875	3,047,166
Deferred tax assets	9,203,560	8,339,000
Property and equipment, net	506,651	471,963
Intangible assets, net	59,574	58,385
Prepaid expenses and other - noncurrent	438,325	578,938
Total assets	$38,446,004	$39,671,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,454,255	$703,942
Accrued liabilities	1,899,855	870,555
Total current liabilities	3,354,110	1,574,497
Other liabilities - noncurrent	157,070	147,954
Total liabilities	3,511,180	1,722,451
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,798,853 and 32,898,461 shares issued and outstanding, respectively	318	329
Additional paid-in capital	86,315,868	87,608,034
Accumulated deficit	(51,381,314)	(49,658,850)
Accumulated other comprehensive loss	(48)	(301)
Total stockholders' equity	34,934,824	37,949,212
Total liabilities and stockholders' equity	$38,446,004	$39,671,663

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$4,753,898	$3,256,564	$10,657,412	$11,655,451
Contract and other	288,271	249,351	808,263	722,122
Total revenues	5,042,169	3,505,915	11,465,675	12,377,573
Cost of revenues	2,601,731	1,804,905	6,095,413	6,020,601

Gross profit	2,440,438	1,701,010	5,370,262	6,356,972

Operating expenses:
Selling, general and administrative	1,568,226	1,286,095	5,305,012	4,154,314
Research and development	632,416	519,991	1,791,253	1,567,113
Total operating expenses	2,200,642	1,806,086	7,096,265	5,721,427

Income (loss) from operations	239,796	(105,076)	(1,726,003)	635,545

Other income	30,512	31,863	95,469	88,987

Income (loss) from operations before income taxes	270,308	(73,213)	(1,630,534)	724,532
Income tax benefit	(6,614)	(9,266)	(862,720)	(7,666)
Net income (loss)	$276,922	$(63,947)	$(767,814)	$732,198

Net income (loss) per common share - basic and diluted	$0.01	$(0.00)	$(0.02)	$0.02
Weighted average common shares outstanding:
Basic	31,798,853	33,152,714	32,028,153	33,214,242
Diluted	31,861,308	33,152,714	32,028,153	33,738,616
Cash dividends declared per common share	$0.01	$-	$0.03	$-

See accompanying notes

LRAD Corporation

CONSOLATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$276,922	$(63,947)	$(767,814)	$732,198
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, net of tax	781	701	252	397
Other comprehensive income	781	701	252	397
Comprehensive income (loss)	$277,703	$(63,246)	$(767,562)	$732,595

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2016	2015
Operating Activities:
Net (loss) income	$(767,814)	$732,198

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	133,844	182,569
Provision for doubtful accounts	11,018	-
Warranty provision	30,610	19,720
Inventory obsolescence	1,408	42,286
Share-based compensation	456,279	461,717
Deferred income taxes	(864,560)	-
Changes in operating assets and liabilities:
Accounts receivable	(442,115)	1,549,018
Inventories	(257,354)	(1,224,048)
Prepaid expenses and other	(15,115)	(75,767)
Prepaid expenses and other - noncurrent	140,613	140,614
Accounts payable	750,313	570,066
Payroll and related	869,999	(2,425,472)
Warranty settlements	(31,949)	(33,260)
Accrued and other liabilities	169,756	(562,312)
Net cash provided by (used in) operating activities	184,933	(622,671)

Investing Activities:
Purchases of marketable securities	(81,476)	(4,741,067)
Capital expenditures	(163,521)	(273,482)
Patent costs paid	(6,200)	(3,385)
Net cash used in investing activities	(251,197)	(5,017,934)

Financing Activities:
Repurchase of common stock	(1,748,456)	(965,474)
Proceeds from exercise of stock options	-	494,834
Common stock cash dividends paid	(954,650)	-
Net cash used in financing activities	(2,703,106)	(470,640)

Net decrease in cash	(2,769,370)	(6,111,245)
Cash and cash equivalents, beginning of period	18,316,103	23,894,744
Cash and cash equivalents, end of period	$15,546,733	$17,783,499

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 3, 2015. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2016 or September 30, 2015. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2016 and September 30, 2015.

	June 30, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$-	$-	$628,206	$628,206	$-	$-

Level 2:
Certificates of deposit	$3,047,164	$-	$3,047,164	$-	$999,289	$2,047,875
Municipal securities	436,012	88	436,100	55,112	380,988	-
Corporate bonds	952,827	(137)	952,690	-	952,690	-
Subtotal	4,436,003	(49)	4,435,954	55,112	2,332,967	2,047,875

Total	$4,436,003	$(49)	$5,064,160	$683,318	$2,332,967	$2,047,875

	September 30, 2015
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$301,193	$-	$301,193	$301,193	$-	$-

Level 2:
Certificates of deposit	3,296,238	-	3,296,238	-	249,072	3,047,166
Municipal securities	654,205	293	654,498	160,058	494,440	-
Corporate bonds	509,029	(594)	508,435	-	508,435	-
Subtotal	4,459,472	(301)	4,459,171	160,058	1,251,947	3,047,166

Total	$4,760,665	$(301)	$4,760,364	$461,251	$1,251,947	$3,047,166

5. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2016	2015
Raw materials	$4,510,534	$4,562,535
Finished goods	932,878	763,227
Work in process	160,292	20,588
Inventories, gross	5,603,704	5,346,350
Reserve for obsolescence	(421,586)	(420,178)
Inventories, net	$5,182,118	$4,926,172

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2016	2015
Machinery and equipment	$958,072	$940,289
Office furniture and equipment	1,004,269	877,011
Leasehold improvements	71,738	67,913
Property and equipment, gross	2,034,079	1,885,213
Accumulated depreciation	(1,527,428)	(1,413,250)
Property and equipment, net	$506,651	$471,963

	Nine months ended
	June 30,
	2016	2015
Depreciation expense	$128,833	$178,179

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2016	2015

Payroll and related	$1,200,915	$330,916
Deferred revenue	339,095	51,345
Warranty reserve	261,328	289,660
Accrued contract costs	98,517	197,034
Other	-	1,600
Total	$1,899,855	$870,555

Other liabilities - noncurrent consisted of the following:

Deferred rent	$104,119	$121,996
Extended warranty	52,951	25,958
Total	$157,070	$147,954

Payroll and related

Payroll and related consists primarily of accrued payroll, benefits and related taxes for a Separation Agreement entered into with the Company’s CEO during the quarter ended March 31, 2016, as well as vacation, sales commissions, and payroll for the two week period ended June 30, 2016.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment as well as revenue for shipments to customers that can’t be recognized due to shipping terms.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three month ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$317,822	$327,236	$315,618	$314,311
Warranty provision	4,307	(20,954)	30,610	19,720
Warranty settlements	(7,850)	(5,511)	(31,949)	(33,260)
Ending balance	$314,279	$300,771	$314,279	$300,771

	June 30,	September 30,	June 30,	September 30,
	2016	2015	2016	2015
Short-term warranty reserve	$261,328	$289,660	$261,328	$289,660
Long-term warranty reserve	52,951	25,958	52,951	25,958
Total warranty reserve	$314,279	$315,618	$314,279	$315,618

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears each year.

8. INCOME TAXES

At June 30, 2016, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $8,339,000 of its valuation allowance against its deferred tax assets in the quarter ended September 30, 2015 as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,175,000 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $862,720 and income tax expense of $1,600, reflecting effective tax rates of 52.9% and 0.2% for the nine months ended June 30, 2016 and 2015, respectively. The nine months ended June 30, 2015 also included a $9,266 income tax benefit adjustment from the year ended September 30, 2014. The change in the effective tax rate in the nine months ended June 30, 2016, compared to the same period in the prior year, is primarily due to the partial release of our valuation allowance in the prior year, resulting in current year tax benefit.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2016 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 50% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified earnings per share goals. Included in such calculation is the cost of the incentive plan. For purposes of the earnings per share calculation, the number of shares outstanding will be held constant as of October 1, 2015. During the nine months ended June 30, 2016 and 2015, the Company accrued $0 and $323,098, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2016, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2016, there were options outstanding covering 2,537,419 and 813,750 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2016:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2015	2,852,419	$2.35
Granted	725,000	$1.82
Forfeited/expired	(226,250)	$2.25
Outstanding June 30, 2016	3,351,169	$2.24
Exercisable June 30, 2016	2,780,311	$2.30

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2020 to 2023 with an average life of 5.5 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2016 was $198,578 and $160,699, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenues	$6,157	$7,024	$17,895	$18,695
Selling, general and administrative	115,864	119,653	362,224	350,099
Research and development	26,001	26,186	76,160	92,923
Total	$148,022	$152,863	$456,279	$461,717

The employee stock options granted in the nine months ended June 30, 2016 and 2015 had a weighted-average estimated fair value of $0.62 per share and $1.13 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2016			2015
Volatility	49.0%	-	52.0%	51.0%	-	62.0%
Risk-free interest rate	1.1%	-	1.7%	1.0%	-	1.6%
Forfeiture rate		10.0%			10.0%
Dividend yield	2.2%	-	2.7%		0.0%
Expected life in years	3.2	-	4.6	3.2	-	4.6%

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

Since the Company has an NOL carryforward as of June 30, 2016, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2016 and 2015. As of June 30, 2016, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.4 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2016:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212
Share-based compensation expense	-	-	456,279	-	-	456,279
Repurchase of common stock	(1,099,608)	(11)	(1,748,445)	-	-	(1,748,456)
Common stock cash dividends	-	-	-	(954,650)	-	(954,650)
Other comprehensive income	-	-	-	-	253	253
Net loss	-	-	-	(767,814)	-	(767,814)
Balances, June 30, 2016	31,798,853	$318	$86,315,868	$(51,381,314)	$(48)	$34,934,824

Share Buyback Program

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and in December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the nine months ended June 30, 2016, 1,099,608 shares were repurchased for $1,748,456 under these two programs.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. On February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. On May 10, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on June 30, 2016 to stockholders of record on June 15, 2016. Dividends charged to retained earnings in the three and nine months ended June 30, 2016 were $317,989 and $954,650, respectively. There were no dividends declared in the prior year periods.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Income (loss) available to common stockholders	$276,922	$(63,947)	$(767,814)	$732,198

Denominator:
Weighted average common shares outstanding	31,798,853	33,152,714	32,028,153	33,214,242
Assumed exercise of dilutive options and warrants	62,455	-	-	524,374
Weighted average dilutive shares outstanding	31,861,308	33,152,714	32,028,153	33,738,616

Basic income (loss) per common share	$0.01	$(0.00)	$(0.02)	$0.02
Diluted income (loss) per common share	$0.01	$(0.00)	$(0.02)	$0.02

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	2,348,083	1,405,250	2,895,669	1,405,250
Warrants	-	1,627,945	-	1,627,945
Total	2,348,083	3,033,195	2,895,669	3,033,195

13. MAJOR CUSTOMERS

For the three months ended June 30, 2016, revenues from three customers accounted for 22%, 19% and 15% of total revenues, and for the nine months ended June 30, 2016, there were no customers accounting for more than 10% of revenues. At June 30, 2016, accounts receivable from two customers accounted for 39% and 30% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

14. UNUSUAL AND INFREQUENT EXPENSES

The Company incurred expenses of $61,385 and $897,157 during the three and nine months ended June 30, 2016 which were unusual in nature and infrequent in occurrence. These expenses included legal and consulting costs resulting from a proxy contest initiated by a stockholder of the Company, severance and related benefit and tax expenses in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s chief executive officer (CEO), and recruiting costs related to the search for a new CEO.

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

Building on the success of our LRAD-X directional technology, in 2012 we launched our first omnidirectional product, the LRAD 360X. Unlike the existing siren based systems in the market, the LRAD 360X is designed with the same characteristics as our directed products - highly intelligible voice broadcasts and the ability to communicate and alert over long distances. Since the LRAD 360X product launch, we have developed our ONE VOICE® omnidirectional mass communication product line, which includes a mobile, fully-integrated, trailer-mounted mass communication system, and other enhancements to provide a more fully integrated solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in domestic and international sales and marketing activities, we have pioneered a new global market, selling our directional LRAD-X long-range acoustic hailing devices (“AHDs”) and advanced ONE VOICE omnidirectional mass notification systems into over 70 countries.

Revenues in the third fiscal quarter ended June 30, 2016, were $5.0 million, an increase from $3.5 million in the third fiscal quarter of 2015. The increase in revenues resulted from two large shipments into Southeast Asia – $1.1 million for public safety and $760,000 for navy vessels – as well as diverse shipments across a number of markets, including police, border and perimeter security, oil and gas, prisons, U.S. and foreign military and military vehicles. While we continue to experience delays in projects in both U.S. and international markets due to various reasons, we saw some improvement during our third fiscal quarter. We are aggressively pursuing these opportunities to try to bring them to closure. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X and ONE VOICE mass notification products throughout the world. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit increased compared to the same quarter in the prior year as a result of higher revenues and fixed overhead absorption, partially offset by lower product margin due to product mix. Operating expenses increased by 21.8% from $1.8 million to $2.2 million in the quarter ended June 30, 2016, primarily due to increased salaries, benefits and consultants, recruiting expenses related to the CEO search and commissions due to increased revenues. We reported a net income of $277,000 for the quarter, or $0.01 per diluted share, compared to a net loss of $64,000, or $0.00 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increasing commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of marketing and business development personnel as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2016 and 2017 due to continuing economic and geopolitical conditions in some international regions, as well as the upcoming U.S. presidential election. We anticipate continued U.S. Military spending uncertainty due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

`	Three months ended
	June 30, 2016		June 30, 2015
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$4,753,898	94.3%	$3,256,564	92.9%	$1,497,334	46.0%
Contract and other	288,271	5.7%	249,351	7.1%	38,920	15.6%
	5,042,169	100.0%	3,505,915	100.0%	1,536,254	43.8%

Cost of revenues	2,601,731	51.6%	1,804,905	51.5%	(796,826)	(44.1% )
Gross profit	2,440,438	48.4%	1,701,010	48.5%	739,428	43.5%

Operating Expenses:
Selling, general and administrative	1,568,226	31.1%	1,286,095	36.7%	(282,131)	(21.9% )
Research and development	632,416	12.5%	519,991	14.8%	(112,425)	(21.6% )
	2,200,642	43.6%	1,806,086	51.5%	(394,556)	(21.8% )

Income (loss) from operations	239,796	4.8%	(105,076)	(3.0% )	344,872	328.2%

Other Income	30,512	0.6%	31,863	0.9%	(1,351)	(4.2% )

Income (loss) from operations before income taxes	270,308	5.4%	(73,213)	(2.1% )	343,521	469.2%
Income tax benefit	(6,614)	(0.1% )	(9,266)	(0.3% )	(2,652)	28.6%
Net income (loss)	$276,922	5.5%	$(63,947)	(1.8% )	$340,869	533.0%

Revenues increased in the current quarter compared to the prior year due partially to the timing of customer orders and shipments. The receipt of orders will often be uneven due to the timing of approvals or budgets. Revenues during the quarter were very diverse, selling into 31 countries and into various markets, including police, border and perimeter security, oil and gas, prisons, U.S. and foreign military and military vehicles. We delivered a $1.1 million public safety order and a $760,000 order for navy vessels into Southeast Asia during the quarter. At June 30, 2016, we had aggregate deferred revenue of $339,095 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to the increase in revenue and increased absorption of our fixed overhead costs, partially offset by lower product margins.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $83,749 for salaries, benefits and consultants, primarily for business development personnel, $79,448 for recruiting expenses, primarily for a CEO search, $66,514 for increased commission expense, $28,972 for increased marketing expenses, and $23,448 of other increases.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2016 and 2015 of $115,864 and $119,653, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $64,132 for increased staffing and benefits, $44,953 for development and testing expenses, and $3,340 of other expenses.

Included in research and development expenses for the three months ended June 30, 2016 and 2015 was $26,001 and $26,186 of non-cash share-based compensation costs, respectively.

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

Net Income

The increase in net income was primarily due to the increase in revenues, partially offset by an increase in operating expenses. We recognized an income tax benefit of $6,614 during the quarter ended June 30, 2016, compared to a benefit of $9,266 in the same quarter of the prior year from prior year tax adjustments.

Comparison of Results of Operations for the Nine Months Ended June 30, 2016 and 2015

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2016		June 30, 2015
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$10,657,412	93.0%	$11,655,451	94.2%	$(998,039)	(8.6%	)
Contract and other	808,263	7.0%	722,122	5.8%	86,141	11.9%
Total revenues	11,465,675	100.0%	12,377,573	100.0%	(911,898)	(7.4%	)

Cost of revenues	6,095,413	53.2%	6,020,601	48.6%	(74,812)	(1.2%	)
Gross profit	5,370,262	46.8%	6,356,972	51.4%	(986,710)	(15.5%	)

Operating expenses:
Selling, general and administrative	5,305,012	46.3%	4,154,314	33.6%	(1,150,698)	(27.7%	)
Research and development	1,791,253	15.6%	1,567,113	12.7%	(224,140)	(14.3%	)
Total operating expenses	7,096,265	61.9%	5,721,427	46.3%	(1,374,838)	(24.0%	)

(Loss) income from operations	(1,726,003)	(15.0% )	635,545	5.1%	(2,361,548)	(371.6%	)

Other income	95,469	0.8%	88,987	0.7%	6,482	7.3%

(Loss) income from continuing operations before income taxes	(1,630,534)	(14.2% )	724,532	5.8%	(2,355,066)	(325.0%	)
Income tax benefit	(862,720)	(7.5% )	(7,666)	(0.1% )	855,054	na
Net (loss) income	$(767,814)	(6.7% )	$732,198	5.9%	$(1,500,012)	(204.9%	)

Revenues decreased in the first nine months of 2016, compared to the prior year due to the timing of customer orders and delays in awarding contracts. The receipt of orders will often be uneven due to the timing of approvals or budgets. While we continue to experience delays in projects in both U.S. and international markets due to various reasons, our third fiscal quarter showed signs of improvement. Shipments during the first nine months included a wide variety of applications including global public safety, border and perimeter security, energy companies, mass notification, oil and gas, prisons, U.S. and foreign military and military vehicles. At June 30, 2016, we had aggregate deferred revenue of $339,095 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the year was primarily due to the decrease in revenue, lower product margins as a result of product mix, and lower absorption of our fixed overhead costs.

Our products have varying gross margins, so product sales mix will materially affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses included one-time expenses of $897,157 related to our response to and settlement of a proxy contest initiated by one of our stockholders, severance costs related to the departure of our CEO, and recruiting costs related to the search for a new CEO. In addition, expenses increased by $334,331 for salaries, benefits and consultants, primarily for business development and marketing personnel additions, $56,644 for marketing and trade shows and $80,899 of other increases. These expenses were partially offset by a $218,333 reduction for bonus accrual compared to the prior year.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2016 and 2015 of $362,224 and $350,099, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $241,377 for increased staffing and benefits, $43,414 for development and testing expenses and $35,818 for depreciation, partially offset by a $76,558 reduction for bonus accrual, $16,763 for non-cash share based compensation expense and $3,148 of other expense.

Included in research and development expenses for the nine months ended June 30, 2016 and 2015 was $76,160 and $92,923 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the availability of funds for research and development and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we have further expanded our product line in fiscal 2016 with new products, customizations and enhancements. Based on current plans, we expect research and development costs to continue in the current fiscal year on a basis comparable to the prior year.

Net Income

The decrease in net income was primarily due to the decrease in revenues and the one-time expenses related to a proxy contest and settlement, and severance and recruiting costs related to the departure of our CEO. In the nine months ended June 30, 2016, we recognized a tax benefit of $862,720, compared to a benefit of $7,666 for the same period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2016 was $15,546,733, compared to $18,316,103 at September 30, 2015. During the nine months ended June 30, 2016, the Company used $1,748,456 for the repurchase of common stock and $954,650 for the payment of cash dividends. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Nine Months Ended
	June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$184,933	$(622,671)
Investing activities	(251,197)	(5,017,934)
Financing activities	(2,703,106)	(470,640)

Operating Activities

Net loss of $767,814 for the nine months ended June 30, 2016 was increased by $231,401 of non-cash items that included deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, provision for doubtful accounts and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in payroll and related of $869,999, primarily for payroll costs related to the separation agreement with the Company CEO and other payroll expenses for June 30, 2016 that were not paid until July 1, 2016. It also reflected an increase in accounts payable of $750,313, accrued and other liabilities of $169,756 for increased deferred revenue for customer prepayments, and decreased prepaid expenses and other – noncurrent of $140,613. Cash used in operating activities included an increase in accounts receivable of $442,115, an increase in inventories of $257,354, an increase in prepaid expenses and other of $15,115 and warranty settlements of $31,949. Net income of $732,198 for the nine months ended June 30, 2015 was adjusted for $706,292 of non-cash items that include share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash provided by operating activities in the prior year reflected a decrease in accounts receivable of $1,549,018 due to collections from a high year-end balance, an increase in accounts payable of $570,066, and a decrease in prepaid expenses and other – noncurrent of $140,614. Cash used in operating activities included a decrease in payroll and related of $2,425,472, primarily for the payment of bonuses earned in fiscal 2014, increased inventories of $1,224,048 based on our current sales forecast, a decrease in accrued and other liabilities of $562,312 from a reduction of prepayments from customers, increased prepaid expenses and other of $75,767 and $33,260 for warranty settlements.

We had accounts receivable of $2,547,420 at June 30, 2016, compared to $2,116,323 at September 30, 2015. The level of trade accounts receivable at June 30, 2016 represented approximately 46 days of revenues compared to 44 days of revenues at September 30, 2015. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At June 30, 2016 and September 30, 2015, our working capital was $22,835,909 and $25,601,714, respectively. The reduction in working capital was primarily due to use of $1,748,456 to repurchase common shares, $954,650 for cash dividends paid, $897,157 for one-time expenses related to a proxy contest initiated by a stockholder of the Company, severance costs paid to our CEO on June 30, 2016 and recruiting costs related to the search for a new CEO, offset by a transfer of $999,291 of investments from long-term to short-term.

Investing Activities

In the nine months ended June 30, 2016, we increased our holding of short and long-term marketable securities by $81,476, compared to $4,741,067 purchased in the nine months ended June 30, 2015.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $163,521 and $273,482 for the nine months ended June 30, 2016 and 2015, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2016.

Financing Activities

In the nine months ended June 30, 2016 and 2015, we used $1,748,456 and $965,474 for the repurchase of common stock. In the nine months ended June 30, 2016 and 2015, we received $0 and $494,834, respectively, from the exercise of stock options.

On December 3, 2015, we announced a cash dividend of $0.01 per share on our common stock, payable on January 29, 2016 to stockholders of record as of the close of business on January 15, 2016. On February 4, 2016, we announced a cash dividend of $0.01 per share on our common stock, payable on March 30, 2016 to stockholders of record as of the close of business on March 15, 2016. On May 10, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on June 30, 2016 to stockholders of record on June 15, 2016. We paid a total of $954,650 in dividends during the nine months ended June 30, 2016, compared to $0 in the nine months ended June 30, 2015.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

None

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer and Katherine H. McDermott, Principal Financial Officer.*

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

LRAD CORPORATION

Date: August 2, 2016	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)