Form 10-K
period 2016-09-30
LRAD Corp
filed 2016-12-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $45,092,119 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

31,800,103 shares of common stock, par value $0.00001 per share, as of November 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2017.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over relatively short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. We have developed a broad product line of directional LRAD® products using our proprietary technologies. Over the years, we redesigned and enhanced our directional LRAD products, improving quality and functionality. In 2012, using the technology that we developed for our directional speakers, we designed and developed a new line of omnidirectional LRAD ONE VOICE® speakers. Unlike our directional products, which have a narrow 15 to 30 degree beam of sound, the omnidirectional line offers products that project sound from 60 to 360 degrees to meet the needs of the global mass notification marketplace. We now offer a variety of directional and omnidirectional sound products which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. Our Long Range Acoustic Device® or LRAD pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”) which we have sold into over 70 countries. We have been at the forefront developing new acoustic innovations and we believe we have established a significant competitive advantage in our principal markets.

Technology and Products

Our LRAD products represent a technological breakthrough that creates a directed acoustic beam using minimal power to communicate at operational ranges with authority and superior intelligibility even in high ambient noise environments. Our LRAD was initially developed for the U.S. Navy to fulfill a capability gap identified after the USS Cole attack in 2000 and has been deployed by the U.S. Army, Navy, Marine Corps and Coast Guard, as well as international military services and commercial maritime, commercial security, and public safety organizations around the globe since early 2003. Over the years, we redesigned and enhanced our LRAD products, including improved voice intelligibility, output and durability. Our LRAD hailing, notification and warning systems feature a 15 to 30 degree acoustic beam and a broadcast range up to 5,500 meters. Our LRAD systems also feature a rugged construction that allows our products to meet the stringent environmental requirements of military applications. Our LRAD systems broadcast highly-intelligible voice communications, prerecorded messages in multiple languages and warning tones to establish large safety zones allowing operators more time and distance to determine the intent, influence the behavior and gain compliance from approaching vessels, vehicles or personnel.

Our LRAD product line provides a complete range of systems from single user portable to permanently installed, remotely operated units. In recent years, we have added new models to meet specific customer requirements and to enable us to expand our technology into new markets. We have also added new features such as wireless capability, recordable microphones, integrated and remote electronics packages, and various amplifier configurations.

In 2012, utilizing our advanced speaker technology developed for our directed products, we designed and developed an omnidirectional speaker, the LRAD 360X. Unlike most of the mass notification systems currently on the market, which are primarily sirens, our mass notification products provide the same highly intelligible voice clarity as the rest of the LRAD product line. The LRAD 360X is designed to transmit highly intelligible voice communications and warnings over a 360-degree area, unlike the more directional LRAD products. Since the initial product launch, we have expanded our omnidirectional product line to include various size offerings, a 60-degree unit, a mobile unit mounted on a trailer, and various configurations of amplifiers, power sources, software and other products to meet the needs of the mass notification market. We expect this expanded product line will make us more competitive in the large and growing mass notification market.

In 2014, we introduced the LRAD 450XL, which uses new, patent pending XL speaker technology and is designed to be the most powerful acoustic hailing device in the market today for its size and weight. In 2015, we introduced the LRAD 500RX, which is engineered and designed on our proprietary pan and tilt system and is a lighter, more compact version of our successful LRAD 1000RX. In 2016, we launched the LRAD RXL which combines the new patent pending speaker technology of our LRAD 450XL with the remotely operated pan and tilt system of our LRAD 500RX. We continue to enhance our product design and manufacturing capabilities to improve the durability and performance of our units. Our LRAD products have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD product line currently includes the following:

 LRAD Directional Products:

•

LRAD 100X—a self-contained, battery powered, portable AHD designed for use in a variety of mass notification, law enforcement and commercial security applications—is ideally suited for shorter-range perimeter security and communications.

•	LRAD 300X—a lightweight mid-range AHD developed for small vessels and manned and unmanned vehicles and aircraft—is available with both fully integrated and remotely operated electronics.

•

LRAD 450XL—launched in early fiscal year 2015—is the loudest long range AHD for its size and weight. The LRAD 450XL uses an enhanced patent pending technology to provide powerful output in a smaller form factor with the same high level of clarity and intelligibility consistent with our LRAD products. The LRAD 450XL was designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, remote weapon stations and helicopters.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communications and a highly effective hailing and warning capability where needed, with a helicopter-mounted version added in 2016.

•	LRAD 500RX—engineered and designed on a proprietary pan and tilt system to provide remotely controlled security—is a lighter, more compact version of the LRAD 1000RX.

•

LRAD RXL—launched in 2016 and selected for the U.S. Navy’s multi-year contract for Situational Awareness Systems on Military Sealift Command ships and other U.S. Navy vessels—combines the remotely operated pan and tilt system of the LRAD 500RX, with the enhanced, more powerful XL driver technology included in our LRAD 450XL system.

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System—can be manually operated to provide long distance hailing and warning with highly intelligible voice communication. This unit is available in both fully integrated and remotely operated electronics.

•

LRAD 1000RX—selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System—is our solution for remotely controlled security. The LRAD 1000RX enables system operators to detect and communicate with a security threat over long distances. It features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD 1000RX can also be integrated with radar to provide automated threat alerts. Because of its automated capabilities, the LRAD 1000RX is intended to reduce manpower requirements and false alarms while providing a highly effective, cost-efficient, remote response security solution.

•

LRAD 2000X—launched in 2012 to meet the requirements of larger security applications—is our largest and loudest AHD and broadcasts highly intelligible voice communication that can be clearly heard and understood over distances up to 5,500 meters. The LRAD 2000X unit is designed for use in perimeter and border security applications.

We continue to build our directional product line using our proprietary technology through the development of louder, more powerful systems, in smaller form factors, as well as customer and market-specific enhancements.

LRAD Omnidirectional Products:

•

LRAD 360X—launched in 2012—provides 360-degree coverage with features designed specifically for mass notification and emergency warning capabilities. The LRAD 360X is targeted for broad market applications including tsunami, hurricane, tornado and severe weather warnings, state and local government, campus and industrial facility public address and emergency notification, and military base mass notification and public address.

•

LRAD 360Xm—a smaller form factor of the LRAD 360X—provides the same highly intelligible voice clarity of the LRAD 360X over areas not requiring large-scale coverage. Designed for fixed or mobile installations in smaller areas such as courtyards, parking lots, parks and recreational facilities, the LRAD 360Xm is targeted for rapid deployment during military exercises, at industrial facilities and construction sites, and for activities such as festivals, parades and sporting events. In 2014, we developed a portable version of the LRAD 360Xm in a carrying case with a telescoping tripod that can be set-up in minutes to provide immediate communication where needed.

•

LRAD 360XT—a mobile mass notification solution built on a ruggedized trailer equipped with a telescoping and folding mast able to deploy an LRAD 360X to a maximum height of 30 feet, which provides emergency warnings and instructions where needed with area coverage up to an 850-meter radius.

•	LRAD DS-60—a 60-degree speaker that can be mounted on various platforms for areas requiring directional mass notification coverage.

•

LRAD SOUND SHIELDTM—a vehicle mounted speaker system that secures to any armored, VIP or other government or corporate vehicle to create a 360 degree deterrent zone to safely and effectively warn and ward off threats.

•

SoundSaber®—a 90-degree mass notification system with highly intelligible voice communication that is well suited for military base communications, air craft carrier hanger decks, and public address applications.

We continue to develop additional products to expand our omnidirectional product offering to meet the needs of the growing global mass notification market.

Strategy

We believe we have been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets. We believe we have a strong brand in this market and a reputation for producing quality products. We are building on our leadership position in the field of directed or focused sound for both short-range and long-range communication with high quality, clarity and intelligibility. Our overall strategy is to offer an increasing variety of directional and omnidirectional sound and other products for an increasing range of applications. In executing our strategy, we use direct sales to governments, military, large end-users, system integrators and defense-related companies, and we have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communications solutions into our various target markets. Since our primary sales opportunities are with militaries and governments, we are subject to each customer’s unique budget cycle, which leads to extremely long selling cycles and uneven revenue flow, complicating our product planning.

In 2017, we plan to continue pursuing global market opportunities with the support of new business development consultants added in late 2015 and 2016, and additional planned market specific consultants for fiscal year 2017. Our plan is to grow revenue through increased direct sales to domestic and international militaries, and large commercial and defense-related companies, who desire to use our directed sound technology in their integrated product offerings. This includes a continued strong effort to pursue U.S. military opportunities where we have seen improvement in the past year. Our focus will be primarily on government, military, law enforcement, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control markets. Asia has been a strong market for our products in recent years, but declined in fiscal 2016 due to the timing of programs. We plan to continue to pursue these programs and others in the region to increase revenues. We also plan to focus efforts in Europe and the Middle East where we believe there is a significant opportunity for growth. While we have been developing these markets for several years, we have only begun to realize the significant potential in these worldwide market opportunities.

We plan to continue expanding our presence and increase our market share in the global mass notification market. We entered the large mass notification market with the introduction of the LRAD 360X omnidirectional product. We have designed and developed a complimentary omnidirectional product line to increase our presence in this global market. We intend to continue expanding our product and system offerings and obtain qualifying certificates to allow access to more markets around the world. While this is a more mature marketplace with established manufacturers and suppliers, we believe that our superior technology and product and system offerings give us an opportunity to penetrate and succeed in this large, expanding market. We also plan to continue our focus on expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers that focus on the mass notification market.

Our research and development strategy is to continue developing innovative directed acoustic solutions to meet the needs of our target markets, as well as to continue to expand our omnidirectional offerings to include a more comprehensive, integrated solution. Our enhanced, patent pending speaker technology introduced in 2014 was designed to provide almost twice the output of our current speakers in a significantly smaller and lighter weight form factor, with the same, highly-intelligible clarity of our original speakers. This technology was initially launched in our LRAD 450XL system and then utilized in our LRAD RXL system in fiscal year 2016. We plan to continue to incorporate this technology into additional products in the future. We continue to expand our omnidirectional product line to include new speakers in different sizes, as well as various configurations of amplifiers, mounts, power sources and software. We have begun to pursue certain certifications, which are often required when bidding on military opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. Our mass notification products represent a much more complex, integrated offering. We plan to continue investing engineering resources and capital to develop products and software to further expand our omnidirectional product line.

We intend to continue operating with financial discipline in order to create value for our shareholders. We are focused on growing our top line revenue, which we believe will translate into increased net profit growth by successfully entering into new markets and expanding our market share in the mass notification market.

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

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Minnesota, Texas and Wisconsin. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, military, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large direct customers. In addition, we utilize several part-time consultants with expertise in various areas of U.S. government and defense, to advise us in procedures and budget processes in an effort to be successful in these areas.

We have established a global reputation for providing high quality, innovative sound solutions that has made LRAD an internationally recognized product brand. We actively promote our brands and our products through trade shows and advertising, and we intend to continue increasing the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation for technological expertise, experienced personnel, and strong service and support will also keep us competitive.

Customer Concentration

For the fiscal year ended September 30, 2016, we did not have any single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2015, revenues from one customer accounted for 15% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. We have made progress diversifying sound technology revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $3,065,597 at September 30, 2016, compared to $4,451,016 at September 30, 2015. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Our directional LRAD products are the leading acoustic hailing and warning products in the market today for military and commercial applications. The broad category of government audio industry speakers includes competitors such as Ultra Electronics USSI, IML Sound Commander, and others. We do not believe these competitors have achieved significant global market penetration in the government or commercial directed hailing markets to date. We believe our LRAD product line has demonstrated acceptance and has performed extremely well in harsh environments and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities, which could impact our competitiveness.

With the introduction of the omnidirectional LRAD products, we entered the more mature and established mass notification market, which has a number of large competitors including Federal Signal Corporation, Whelen Engineering Company Inc., Siemens AG, Acoustic Technology, Inc., Eaton Corporation, and others. In addition to powerful warning tones and sirens, the omnidirectional LRAD products provide the same vocal clarity, intelligibility and quality over long distances as our directed LRAD products. We believe the highly intelligible voice of our omnidirectional products gives us a competitive advantage against these larger organizations. We believe the domestic and international markets for mass notification systems are substantial and growing.

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

Our products are produced to comply with standard product safety requirements for sale in the United States and similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong product offering that is continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, SOUNDSABER®, ONE VOICE®, and have filed for registration of SOUND SHIELDTM, many of which have earned worldwide brand recognition.

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

Research and Development

The sound reproduction market is subject to rapid changes in technology and design with frequent improvements and new product introductions, as well as customized solutions for specific customer applications. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we are continuing to engage in significant research and new product development activities.

For the fiscal years ended September 30, 2016 and 2015, we spent approximately $2.4 million and $2.0 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Richard S. Danforth, age 56, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led 370 sales, marketing and customer service staff. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Katherine H. McDermott, age 56, was appointed as Controller/Chief Accounting Officer in June 2007 and was promoted to Chief Financial Officer in September 2007. Ms. McDermott served as the Chief Financial Officer for National Pen Company from 2005 to 2006 and the vice president of finance for Lantronix, Inc., a publicly traded technology company, from 2000 to 2005. Ms. McDermott held a variety of senior financial positions with Bausch & Lomb from 1988 to 1999 and began her career holding a number of financial positions with a component division of General Motors from 1982 to 1988. Ms. McDermott holds a Bachelor of Arts in Business Administration from St. Bonaventure University and a Masters of Business Administration from the William E. Simon School of Business Administration at the University of Rochester.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2016, we employed a total of 46 people. Of such employees, 12 were in research and development, 16 were in production, quality assurance and materials control, 8 were in general and administrative and 10 were in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our product. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

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

We have historically had a high concentration of revenues from a limited number of customers. We expect to continue to be dependent on a limited number of customers.

In fiscal year 2016, we did not have any customers that accounted for more than 10% of revenues, which shows improved diversification of our customer base. Historically, our revenues have been dependent upon a limited number of customers and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

In fiscal year 2016, direct and indirect sales to the U.S. government accounted for approximately 31% of our total net sales, compared to 20% of our total net sales in fiscal year 2015 and 16% in fiscal year 2014. Sales to international governments and police agencies have increased in recent years, including a large $17.6 million product and multi-year maintenance order, of which $12.1 million in product was delivered in March 2011, and a $4.0 million product shipment to a government in the Middle East in April 2014. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Reduced U.S. Department of Defense spending in recent years, including sequestration spending cuts, could affect future U.S. Department of Defense military initiatives and homeland security spending. Even awards granted, such as our $7.4 million contract from the U.S. Navy awarded in March 2016, may not have orders issued against it due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

We must expand our customer base in order to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We are competing against a number of large competitors in the mass notification market, and we need to establish our omnidirectional products as a viable competitor in this market to allow us to win awards against these competitors, increase our customer base and gain market share. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

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

We launched our first omnidirectional speaker in 2012, and have subsequently expanded our offering of omnidirectional products intended to increase LRAD sales in the mass notification market. The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe the clear, intelligible voice capability of our LRAD products, and our unique design and durability make our product offerings very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are a smaller company entering a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the mass notification market.

Our sales strategy for fiscal year 2017 and beyond is to increase our market share of the growing mass notification market with our omnidirectional products. A number of large companies compete in this market and dominate the market share. We believe we have a strong product that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2016, we had a warranty reserve of $356,984. While our warranty experience with our LRAD product line has been very favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $580,132. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, most of which are beyond our control and could result in our failure to achieve our revenue expectations.

We expect our proprietary directed and omnidirectional acoustic products and technologies will be the source of substantially all our revenues for at least the near future. Revenues from these products and technologies are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

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

We sell our products worldwide. In fiscal years 2016 and 2015, revenues outside of the U.S. accounted for approximately 62% and 75% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Any defects or errors in the operation of our products may result in delays in their introduction. In addition, errors or defects may be uncovered after commercial shipments have begun, which could result in the rejection of our products by our customers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business. Third parties could sustain injuries from our products, and we may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. We may also be unable to obtain adequate liability insurance in the future. Because we are a smaller company, a product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales, and could reduce or deplete our financial resources.

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

Our business and operations are substantially dependent on the performance of our current executive team including our Chief Executive Officer and our Chief Financial Officer. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several key employees could seriously harm our business. We cannot assure that employees will not leave and subsequently compete against us.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2016, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Our common stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Any failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

Sales of common stock issuable on the exercise of outstanding options, may depress the price of our common stock.

As of September 30, 2016, we had outstanding options granted to our employees and directors to purchase 4,404,002 shares of our common stock. At September 30, 2016, the exercise prices for the options ranged from $0.93 to $3.17 per share. The issuance of shares of common stock upon the exercise of outstanding options could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2015 and 2016:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2015
First Quarter	$3.27	$2.30
Second Quarter	$3.01	$2.06
Third Quarter	$2.63	$1.97
Fourth Quarter	$2.22	$1.37
Fiscal Year Ending September 30, 2016
First Quarter	$1.99	$1.45
Second Quarter	$1.92	$1.47
Third Quarter	$1.90	$1.62
Fourth Quarter	$2.02	$1.74

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 31,800,103 shares issued and outstanding held by 958 holders of record of our common stock at November 30, 2016.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. On February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. On May 10, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on June 30, 2016 to stockholders of record on June 15, 2016. The Board of Directors did not approve a dividend in the fourth fiscal quarter ended September 30, 2016. Dividends declared and paid during the year ended September 30, 2016 were $954,650 compared to $0 in the year ended September 30, 2015. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and in December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2016, 1,099,608 shares were repurchased for $1,748,456 under these two programs and in the year ended September 30, 2015, 734,070 shares were repurchased for $1,564,666. At September 30, 2016, all repurchased shares were retired.

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

Overview

LRAD Corporation develops and delivers innovative directed acoustic products that beam, focus and control sound over relatively short and long distances. By placing sound only where needed, we not only enhance many typical speaker applications, but we offer novel sound applications that conventional speakers cannot achieve. Over the years, we redesigned and enhanced our directional LRAD products, improving quality and functionality. In 2012, using the technology that we developed for our directional speakers, we designed and developed a new line of omnidirectional LRAD ONE VOICE speakers. Unlike our directional products, which have a narrow 15 to 30 degree beam of sound, the omnidirectional line offers products that project sound from 60 to 360 degrees to meet the needs of the global mass notification marketplace. We now offer a variety of directional and omnidirectional sound products, which meet a broad range of requirements from communicating with and deterring threats over distances up to 600 meters with our hand-held LRAD 100X to distances up to 5,500 meters with our LRAD 2000X. Our Long Range Acoustic Device or LRAD pioneered a new worldwide market for directional long-range acoustic hailing devices (“AHDs”), which we have sold into over 70 countries. We have been at the forefront developing new acoustic innovations and we believe we have established a significant competitive advantage in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2016, we accomplished the following:

●	Following three years of declining revenues, U.S. revenues increased by 47% in fiscal 2016 from fiscal year 2015 as a result of increased government and military programs.

●

Executed a contract modification with the U.S. Navy that allows the U.S. Army to purchase LRAD AHDs under an existing firm-fixed-price, indefinite-delivery/indefinite-quantity contract. An initial order for $915,000 was delivered under the U.S. Army AHD program of record in the quarter ended September 30, 2016.

●

Received a multi-year $7.4 million contract award from the Naval Surface Warfare Center in Crane, Indiana. The firm-fixed-price, indefinite-delivery/indefinite-quantity contract adds the newly launched, remotely operated, fully integrated LRAD RXL systems to Situational Awareness Systems on Military Sealift Command ships as well as other Navy and Coast Guard vessels.

●

The LRAD RXL was recognized by the Government Security News’ 2016 Airport, Seaport, Border Security Awards Program as “Best Acoustic Hailing Service”, and the LRAD DS-60 was named as a finalist in the “Best Mass Notification System” category.

●

The Board of Directors named Richard S. Danforth as the Company’s Chief Executive Officer. Mr. Danforth has over 30 years of defense and aerospace industry experience including executive leadership positions with two of the world’s largest defense contractors, Raytheon Company, and DRS Technologies Inc., a wholly owned subsidiary of Leonardo-Finmeccanica.

●	Repurchased 1,099,608 shares at an average price of $1.59 during the fiscal year.

●	Declared and paid dividends for $0.01/share in the first three fiscal quarters for a total payment of $954,650 to our stockholders.

●	Announced a $1.1 million follow-on public safety order from a Southeast Asian country upgrading its communication products with LRAD’s long range and highly intelligible voice capabilities.

●

Announced a $714,000 LRAD 1000X systems and accessories follow-on order for a Southeast Asian Navy, which is the latest in a series of orders from defense and maritime security forces equipping their fleets in this region with Long Range Acoustic Devices.

●	Received orders including $710,000 for Latin American prison security, and $735,000 of opening orders for perimeter security and public safety in Asia and the U.S.

Our revenues decreased by 2.5% from $16,784,220 in the fiscal year ended September 30, 2015 to $16,361,005 in the fiscal year ended September 30, 2016. The decrease in revenues is due to delays in the award of contracts, primarily in international markets, due to various factors, including budget delays, prioritization of programs, decreased oil and gas prices, which have delayed capital expenditures, the strong dollar slowing international growth, and regional conflicts, especially in the Middle East. In most cases, these opportunities were delayed and not lost to competitors. We saw improvement in U.S. military spending in fiscal year 2016 with a 60% increase in revenues over fiscal year 2015, driven by the delivery of our first major order on our U.S. Army program of record in fiscal year 2016 for $915,000, and several other orders for the U.S. Navy, U.S. Coast Guard and the U.S. Marines. Revenues to U.S. law enforcement agencies and municipalities for public safety and crowd control applications were strong during the year, as well as shipments to the Department of State for U.S. facilities overseas, and perimeter security for infrastructure projects, resulting in a 47% increase in U.S. revenues. In international markets, revenues to militaries, primarily Armies, Navies and Coast Guards, and law enforcement agencies continued to be strong during the year. In addition, we had an increase in revenues from correctional facilities for security and communication. Mass notification projects in Asia slowed during fiscal year 2016 resulting in a 45% reduction in mass notification revenues during the year, but these projects are expected to increase again in fiscal year 2017. During fiscal year 2016, we expanded our omnidirectional product offering and we had some small U.S. mass notification installations, which we can use to demonstrate our capabilities to build additional business. We continue to pursue U.S. and international mass notification opportunities and we started strong in fiscal year 2017 with awards totalling $2.4 million. Gross profit decreased by $857,036 to 47% of net revenues, compared to 51% of net revenues in fiscal year 2015, primarily due to lower net revenues and unfavorable channel mix.

Operating expenses increased by $1,955,534 primarily due to $1,138,183 of non-recurring expenses related to legal and consulting costs resulting from a proxy contest initiated by a stockholder of the Company, severance and related expenses in accordance with a Separation Agreement and General Release related to the departure of the Company’s prior chief executive officer, and recruiting and hiring costs related to the search and hire of a new chief executive officer. In addition, salaries, benefits and consulting costs for business development personnel and engineers increased by $677,513, product development and testing increased by $63,629 and $76,209 of other increases. We also recognized a non-cash income tax benefit of $8,339,000 in the year ended September 30, 2015 resulting from the release of a portion of the valuation allowance against deferred tax assets. During the year ended September 30, 2016, we adjusted our valuation allowance, which resulted in an additional $188,000 of non-cash income tax benefit. Our working capital decreased by $2,508,030 during fiscal year 2016, primarily due to $1,748,456 to repurchase Company shares of common stock, $954,650 for the payment of dividends, and net losses after adjusting for non-cash expenses of $456,572, offset by a movement of $859,630 of investments from long-term to short-term securities. Future cash flows from operating activities are expected to fluctuate based on working capital requirements, operating expense levels and other factors. We believe we have adequate financial resources to fund operations for the next twelve months.

We incurred $2,387,985 of research and development expense during fiscal year 2016. We designed, developed and launched the LRAD RXL for the U.S. Navy and were awarded a $7.4 million contract using this unit for Situational Awareness Systems on Military Sealift Command ships and other vessels. This unit combines the benefits of the remotely operated pan and tilt system of the LRAD 500RX, which is a lighter, compact cost-effective version of our LRAD 1000RX, with the enhanced, more powerful driver technology included in our LRAD 450XL system. We are beginning to utilize our advanced driver, which offers almost twice the output of our standard driver, in other products to increase product output in a smaller size unit. We have also developed a number of product modifications and customizations to meet specific customer needs. Our LRAD products have been competitively selected over other commercially available systems by the United States military and by several international militaries. We seek to continually improve the quality and manufacturability of our products to retain our competitive advantage in the AHD market from both a technology standpoint and to remain cost competitive. We believe our improved products provide increased sales opportunities into government and commercial markets and demonstrate our ability to remain the leader in the AHD market.

We also continued to design and expand our product offering for our ONE VOICE omnidirectional product line through increased variations of our current technology to accommodate various customer requirements, including the addition of various configurations of amplifiers, mounts, power sources and software. We have also configured a modified product offering that can meet a lower price point for certain applications, while still providing high quality performance. We have made, and will continue to make investments in engineering, software development, tooling and third party certifications of our product to compete in the global mass notification market with, what we believe to be, a superior product.

We intend to continue innovating during fiscal year 2017 with consistent or increased levels of research and development expenditures.

Business Outlook

Our product line continues to gain worldwide awareness and recognition through product demonstrations, media exposure, trade show participation, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a well-known global brand, market-leading technology and solid product foundation with our LRAD directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as commercial applications as a result of continued threats to governments, commerce, law enforcement, borders and infrastructures and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business through continued expansion of our product offering and geographically, particularly in the Middle East, Europe and Asia, where we believe there are greater market opportunities for our omnidirectional products. In fiscal year 2016, we increased our global selling network, which consists of marketing and business development personnel, as well as relationships with key integrators and sales representatives within the United States and throughout the world. In addition, we utilize several part-time consultants with specialties in various areas of U.S. government and defense, to advise us in procedures and budget processes in an effort to be successful in these areas. However, we may continue to face challenges in fiscal year 2017 and 2018 due to continuing economic and geopolitical conditions in some international regions, as well as resulting from the change in administration with the recent U.S. presidential election. We anticipate continued U.S. Military spending uncertainty due to ongoing defense budget delays and spending reductions. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

During fiscal year 2016, we had approximately 12 full-time business development and marketing personnel at the Company, including two full-time international business consultants. In addition, we utilize various part-time sales consultants with experience and knowledge in various areas of government and defense to assist with specific markets we are seeking to pursue. Our participation in trade shows and demonstrations has remained strong, including road shows with our LRAD 360XT trailer to various events. We plan to increase our U.S. and international trade show participation further in fiscal year 2017, which will also increase travel by our business development team. In addition, we plan to add a full-time and two part-time consultants to support us in specific markets in 2017. As a result, we would expect our selling, general and administrative expenses to increase in fiscal year 2017. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, and the timing, extent and use of outside consulting, design and development firms. In fiscal year 2016, we added an engineer to support our development requirements. Our R&D expenses were primarily for in-house development; however, we continue to supplement our in-house development with third party services, such as product testing and certification. Based on our current plans, we expect to increase engineering staffing in fiscal year 2017, and we expect expenses for third party services to continue at the same level as fiscal year 2016.

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

Revenue Recognition. We derive our revenues primarily from two sources: (i) product revenues and (ii) contracts, license fees, other services and freight. Product revenues from customers, including resellers and system integrators, are recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is reasonably assured, and we have no remaining obligations. Most revenues to resellers and system integrators are based on firm commitments from the end user, and as a result, resellers and system integrators carry little or no inventory. Revenues from associated engineering and installation contracts are recognized based on milestones or completion of the contracted services. Our customers do not have the right to return product unless the product is found to be defective.

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

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2016 and 2015

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2016		September 30, 2015
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$15,305,942	93.6%	$15,800,800	94.1%	$(494,858)	(3.1%)
Contract and other	1,055,063	6.4%	983,420	5.9%	71,643	7.3%
Total revenues	16,361,005	100.0%	16,784,220	100.0%	(423,215)	(2.5%)

Cost of revenues	8,689,484	53.1%	8,255,663	49.2%	(433,821)	(5.3%)
Gross profit	7,671,521	46.9%	8,528,557	50.8%	(857,036)	(10.0%)

Operating Expenses:
Selling, general and administrative	6,876,792	42.0%	5,280,704	31.5%	(1,596,088)	(30.2%)
Research and development	2,387,985	14.6%	2,028,539	12.1%	(359,446)	(17.7%)
Total operating expenses	9,264,777	56.6%	7,309,243	43.6%	(1,955,534)	(26.8%)

(Loss) income from operations	(1,593,256)	(9.7%)	1,219,314	7.2%	(2,812,570)	(230.7%)

Other Income	125,497	0.8%	121,836	0.7%	3,661	3.0%

(Loss) income from operations before income taxes	(1,467,759)	(8.9%)	1,341,150	7.9%	(2,808,909)	(209.4%)
Income tax benefit	(186,160)	(1.1%)	(8,346,666)	(49.8%)	(8,160,506)	(97.8%)
Net (loss) income	$(1,281,599)	(7.8%)	$9,687,816	57.7%	$(10,969,415)	(113.2%)

Revenues

Revenues decreased $423,215, or 2.5%, in the fiscal year ended September 30, 2016. Revenues for the first half of the fiscal year were lower than the prior year due to the timing of orders. Revenues during the second half of fiscal year 2016 improved over the prior year, but it was not enough to make up for the slow start. International revenues decreased by 19% from the prior year. The sale of units to China for its police force in the prior few years slowed in fiscal year 2016, but is expected to improve in fiscal year 2017. Revenues from sales in Japan decreased due to the timing of orders for their tsunami warning system upgrade, which we expect to improve in fiscal 2017. This led to a 45% decrease in revenues from our mass notification products in fiscal year 2016. We continue to pursue opportunities in mass notification and received two large awards in early fiscal year 2017: $1.3 million from Eurasia for mobile systems and $600,000 for a U.S. maritime port. Following several years of decline, U.S. revenues increased by 47% in fiscal year 2016 as revenues from the U.S. military and other U.S. government agencies grew by 52% compared to the prior fiscal year. We delivered our first major order on our U.S. Army program of record in fiscal year 2016 for $915,000 and were awarded a $7.4 million multi-year contract from the U.S. Navy for military sealift command ships and received several other orders for the U.S. Navy, U.S. Coast Guard, U.S. Marines, Department of State, and various U.S. law enforcement agencies and municipalities. Orders from international militaries and law enforcement agencies also generated strong revenues in fiscal year 2016. The receipt of orders will often be uneven due to the timing of approvals or budgets. We had aggregate deferred revenue of $637,763 and $51,345 for prepayments from customers in advance of product shipment at September 30, 2016 and 2015, respectively.

Gross Profit

Gross profit for the year ended September 30, 2016 decreased by $857,036, or 10.0%, primarily due to decreased revenue, unfavorable channel mix and lower fixed overhead absorption. In addition, we incurred expenses to increase our inventory reserve for slow moving products and increased fixed manufacturing overhead costs to support our operations. Our warranty costs decreased in 2016 for first year warranty support, but we had some additional expenses incurred this year related to an annual maintenance contact with an international customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,596,088, or 30.2%, primarily due to $1,138,183 of non-recurring expenses related to legal and consulting costs resulting from a proxy contest initiated by a stockholder of the Company, severance and related expenses in accordance with a Separation Agreement and General Release related to the departure of the Company’s prior chief executive officer, and recruiting and hiring costs related to the search and hire of a new chief executive officer. We also increased salaries and consulting costs by $358,616, primarily for the addition of two full time business development consultants, marketing expenses for trade shows by $32,795, fees related to administration of the dividend payment and new board member fees by $26,133, commission expense by $17,694 and $22,667 of other increases.

We incurred non-cash share-based compensation expenses of $478,695 and $473,118 in the fiscal years ended September 30, 2016 and 2015, respectively.

Research and Development Expenses

R&D expenses increased by $359,446, or 17.7%, primarily due to $310,048 for increased salaries and benefits for the addition of engineers, $63,629 for increased development costs for prototypes, as well as costs for contracted testing and certification costs, offset by $14,231 of other spending decreases.

Included in R&D expenses for the year ended September 30, 2016 was $102,639 of non-cash share-based compensation expenses, compared to $120,728 for the year ended September 30, 2015.

Other Income

Other income increased by $3,661 due to a decrease of $16,895 for interest income due to lower cash balances, offset by $20,556 for amortization and accretion of our investments.

Net Income

The decrease in net income was due to the decrease in revenues and gross margin and an increase in operating expenses, primarily due to $1,138,183 of non-recurring expenses. In addition, we recorded $1,840 of tax provision in the current year and recorded a $188,000 non-cash income tax benefit for the release of a portion of our valuation allowance against deferred tax assets based on an assessment of the Company’s historical and projected taxable income, along with any tax planning strategies and any other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will be realized. In the year ended September 30, 2015, we recorded a tax benefit of $7,700 and released $8,339,000 of our valuation allowance. For additional details, refer to Note 10, Income Taxes.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2016 was $13,466,711, compared to $18,316,103 at September 30, 2015. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $4 million in cash to repurchase outstanding common shares using available cash and from future cash flow from operations through December 31, 2016. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year Ended September 30,
	2016	2015
Cash (used in) provided by:
Operating activities	$(1,149,097)	$135,811
Investing activities	(999,389)	(4,654,157)
Financing activities	(2,700,906)	(1,060,295)

Operating Activities

Net loss of $1,281,599 for the fiscal year ended September 30, 2016 was reduced by $825,027 of non-cash items that include share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash generated from operating activities reflected an increase in accrued and other liabilities primarily due to increased deferred revenues from prepayments from customers, decreased prepaid expenses and other – noncurrent, which represents the amortization of our prepaid maintenance agreement, increased payroll and related resulting primarily from increased accrued benefits, and $2,309 for decreased inventory. Cash used in operating activities included an increase in accounts receivable of $1,292,589 due to higher revenues in the last month of the year, decreased accounts payable of $129,376, warranty settlements of $38,588 and increased prepaid expenses and other of $29,972. Net income of $9,687,816 for the fiscal year ended September 30, 2015 was reduced by $7,373,148 of non-cash items that include deferred income taxes, share-based compensation expense, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash generated from operating activities reflected a decrease in accounts receivable of $2,167,728, due to lower revenues and a decrease in prepaid expenses and other – noncurrent of $187,485, which represents the amortization of our prepaid maintenance agreement. Cash used in operating activities included decreased payroll and related of $2,702,307, primarily for the payment of bonuses earned in fiscal year 2014, accrued and other liabilities of $526,017, due to a reduction of prepayments from customers, increased inventory of $1,096,128, based on our current sales forecast, decreased accounts payable of $126,561, increased prepaid expenses and other of $41,719 and warranty settlements of $41,338.

We had accounts receivable of $3,408,912 and $2,116,323 at September 30, 2016 and 2015, respectively. The level of trade accounts receivable at September 30, 2016 represented approximately 76 days of revenues for the year compared to 46 days of revenues at September 30, 2015. The increase in days was due to a higher ending receivables balance at September 30, 2016 as a result of higher revenues in September 2016 compared to September 2015, leaving a higher balance at the end of the year. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers. Our receivables can vary dramatically due to overall sales volume and due to quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2016 and 2015, our working capital was $23,093,684 and $25,601,714, respectively. The reduction in working capital was primarily the result of repurchasing $1,748,456 of common stock and the payment of $954,650 of dividends.

Investing Activities

In the fiscal year ended September 30, 2016, we purchased short and long-term marketable securities of $825,795, compared to $4,299,414 purchased in fiscal year 2015.

We also used cash in investing activities primarily for the purchase of new computer software, product tooling, computer equipment and new patents and trademarks. Cash used for capital expenditures was $162,322 and $344,266 in the fiscal years ended September 30, 2016 and 2015, respectively. Cash used for investment in new patents and trademarks was $11,272 and $10,477 in the fiscal years ended September 30, 2016 and 2015, respectively. We anticipate continued expenditures for patents and capital expenditures in fiscal year 2017 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2016 and 2015, we received proceeds from the exercise of stock options of $2,200 and $504,371, respectively. The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and in December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2016, the Company purchased 1,099,608 shares at an average price paid per share of $1.59 for a total cost of $1,748,456 and in the year ended September 30, 2015, the Company purchased 734,070 shares at an average price paid per share of $2.13 for a total cost of $1,564,666. At September 30, 2016, all repurchased shares were retired.

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. On February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. On May 10, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on June 30, 2016 to stockholders of record on June 15, 2016. In the year ended September 30, 2016, the Company paid $954,650 to its stockholders. There were no dividends paid during the fourth quarter of fiscal 2016 or the prior fiscal year.

Commitments

We are committed for our facility lease as more fully described in Note 11, Commitments and Contingencies, to our consolidated financial statements.

We have a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2015. In fiscal years 2016 and 2015, the Company did not meet the targeted objectives for earnings per share so an accrual was not recorded.

In April 2009, our Board of Directors adopted a Change in Control Severance Benefit Plan. The Change of Control Plan provides that in the event of a qualifying termination, the participating executive will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of LRAD.

We entered into an employment agreement in August 2016 with our chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of such fiscal year, and if his employment is terminated during fiscal year 2019 or later, vesting of a pro-rata share of the stock options held by him that are subject to performance-based vesting based on the extent to which the required performance criteria are achieved in the year of termination and on the portion of the year he was employed. The agreement also has a change of control clause whereby in the event of a specified termination event, the chief executive officer would be entitled to receive in a single lump sum (a) an amount equal to two times the sum of his base salary then in effect and his then target annual cash bonus, (b) a pro-rata share of his annual cash bonus for such year and (c) the cost of his and his dependents’ coverage under COBRA for an 18-month period. In addition, in such event, (i) all of the time-vesting stock options held will vest, unless the termination occurs within the first year of his employment, in which case only the number of options scheduled to vest on the first anniversary of his employment date will vest pro-rated for the period of time he was employed during such one-year period, (ii) 375,000 of the stock options held that are subject to performance-based vesting will vest and (iii) if employment is terminated during fiscal year 2019 or later, a pro-rata share of the stock options held that are subject to performance-based vesting will vest based on the extent to which the required performance criteria are achieved for the fiscal year in which the termination occurs and based on the portion of the year he was employed prior to the termination. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2016, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2017 (the “Proxy Statement”).

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

10.4	Change in Control Severance Benefit Plan, issued April 30, 2009. Incorporated by reference to Exhibit 10.15 on Form 10-K for the year ended September 30, 2009 filed December 1, 2009.+

10.5	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

10.6	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.7	Non-Employee Director Compensation Summary. Incorporated by reference to Exhibit 10.15 on Form 10-K filed November 21, 2013.+

10.8	LRAD Corporation 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 24, 2015.+

10.9	Form of Stock Award Agreement under the 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

10.10	Investors Agreement, dated March 11, 2016, by and among LRAD Corporation and the investors listed therein. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 14, 2016.

10.11	Separation Agreement and General Release, dated March 11, 2016, between LRAD Corporation and Thomas R. Brown. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 14, 2016.

10.12

Employment Agreement, dated August 1, 2016, by and among LRAD Corporation and Richard Danforth. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 3, 2016.+

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K filed November 21, 2013.

23.	Consents of Experts and Counsel

23.1	Consent of Squar Milner LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Katherine H. McDermott, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer, and Katherine H. McDermott, Principal Financial Officer.*

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

LRAD Corporation

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ SQUAR MILNER LLP

San Diego, California

December 7, 2016

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$13,466,711	$18,316,103
Short-term marketable securities	2,936,124	1,251,947
Accounts receivable	3,408,912	2,116,323
Inventories, net	4,763,909	4,926,172
Prepaid expenses and other	595,638	565,666
Total current assets	25,171,294	27,176,211

Long-term marketable securities	2,187,536	3,047,166
Deferred tax assets	8,527,000	8,339,000
Property and equipment, net	473,344	471,963
Intangible assets, net	62,905	58,385
Prepaid expenses and other - noncurrent	391,454	578,938
Total assets	$36,813,533	$39,671,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$574,566	$703,942
Accrued liabilities	1,503,044	870,555
Total current liabilities	2,077,610	1,574,497
Other liabilities - noncurrent	165,038	147,954
Total liabilities	2,242,648	1,722,451
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,800,103 and 32,898,461 shares issued and outstanding, respectively	318	329
Additional paid-in capital	86,467,215	87,608,034
Accumulated deficit	(51,895,099)	(49,658,850)
Accumulated other comprehensive loss	(1,549)	(301)
Total stockholders' equity	34,570,885	37,949,212
Total liabilities and stockholders' equity	$36,813,533	$39,671,663

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2016	2015
Revenues:
Product sales	$15,305,942	$15,800,800
Contract and other	1,055,063	983,420
Total revenues	16,361,005	16,784,220
Cost of revenues	8,689,484	8,255,663
Gross profit	7,671,521	8,528,557

Operating expenses:
Selling, general and administrative	6,876,792	5,280,704
Research and development	2,387,985	2,028,539
Total operating expenses	9,264,777	7,309,243

(Loss) income from operations	(1,593,256)	1,219,314

Other income	125,497	121,836

(Loss) income from operations before income taxes	(1,467,759)	1,341,150
Income tax benefit	(186,160)	(8,346,666)
Net (loss) income	$(1,281,599)	$9,687,816

Net (loss) income per common share - basic and diluted	$(0.04)	$0.29
Weighted average common shares outstanding:
Basic	31,970,600	33,174,546
Diluted	31,970,600	33,574,919
Cash dividends declared per common share	$0.03	$-

LRAD Corporation

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended September 30,
	2016	2015

Net (loss) income	$(1,281,599)	$9,687,816
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of tax	(1,248)	(301)
Other comprehensive loss	(1,248)	(301)
Comprehensive (loss) income	$(1,282,847)	$9,687,515

See accompanying notes

LRAD Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2014	33,236,489	332	88,049,125	(59,346,666)	-	28,702,791
Share-based compensation expense	-	-	619,201	-	-	619,201
Issuance of common stock upon exercise of stock options, net	396,042	4	504,367	-	-	504,371
Repurchase of common stock	(734,070)	(7)	(1,564,659)	-	-	(1,564,666)
Other comprehensive loss	-	-	-	-	(301)	(301)
Net income	-	-	-	9,687,816	-	9,687,816
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212
Share-based compensation expense	-	-	605,426	-	-	605,426
Issuance of common stock upon exercise of stock options, net	1,250	-	2,200			2,200
Repurchase of common stock	(1,099,608)	(11)	(1,748,445)	-	-	(1,748,456)
Common stock cash dividends	-	-	-	(954,650)	-	(954,650)
Other comprehensive loss	-	-	-	-	(1,248)	(1,248)
Net loss	-	-	-	(1,281,599)	-	(1,281,599)
Balances, September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2016	2015
Operating Activities:
Net (loss) income	$(1,281,599)	$9,687,816

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	167,693	238,314
Warranty provision	79,954	42,645
Inventory obsolescence	159,954	65,692
Share-based compensation	605,426	619,201
Deferred income taxes	(188,000)	(8,339,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,292,589)	2,167,728
Inventories	2,309	(1,096,128)
Prepaid expenses and other	(29,972)	(41,719)
Prepaid expenses and other - noncurrent	187,484	187,485
Accounts payable	(129,376)	(126,561)
Payroll and related	51,929	(2,702,307)
Warranty settlements	(38,588)	(41,338)
Accrued and other liabilities	556,278	(526,017)
Net cash (used in) provided by operating activities	(1,149,097)	135,811

Investing Activities:
Purchases of marketable securities	(825,795)	(4,299,414)
Capital expenditures	(162,322)	(344,266)
Patent costs paid	(11,272)	(10,477)
Net cash used in investing activities	(999,389)	(4,654,157)

Financing Activities:
Repurchase of common stock	(1,748,456)	(1,564,666)
Proceeds from exercise of stock options	2,200	504,371
Common stock cash dividends paid	(954,650)	-
Net cash used in financing activities	(2,700,906)	(1,060,295)
Net decrease in cash	(4,849,392)	(5,578,641)
Cash and cash equivalents, beginning of period	18,316,103	23,894,744
Cash and cash equivalents, end of period	$13,466,711	$18,316,103

See accompanying notes

LRAD Corporation

Notes to the Consolidated Financial Statements

1. OPERATIONS

LRAD Corporation, a Delaware corporation (the “Company”), is engaged in design, development and commercialization of directed and omnidirectional sound technologies and products. The principal markets for the Company’s proprietary sound reproduction technologies and products are in North and South America, Europe, Middle East and Asia.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2016, accounts receivable from three customers accounted for 27%, 24% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2015, accounts receivable from two customers accounted for 21% and 19% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At September 30, 2016 and 2015, the amount of restricted cash was $39,406.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2016 or 2015 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. The Company had no allowances for doubtful accounts at September 30, 2016 and 2015.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal year 2016, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $159,954 and $65,692 during the years ended September 30, 2016 and 2015, respectively, based on expected usage of components resulting from changes in product lines and customer demand.

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

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2016 and 2015, the Company had no capital lease obligations.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $128,380 and $120,317 for the fiscal years ended September 30, 2016 and 2015, respectively. Actual revenues from shipping and handling were $78,975 and $99,584 for the fiscal years ended September 30, 2016 and 2015, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $66,353 and $61,680 for the years ended September 30, 2016 and 2015, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $356,984 and $315,618 at September 30, 2016 and 2015, respectively.

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

SEGMENT INFORMATION

The Company presents its business as one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision-making officer reviews financial information on sound products on a consolidated basis. See Note 15, Major Customers, Suppliers, Segment and Related Information, for additional information.

NET (LOSS) INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. See Note 14, Net (Loss) Income Per Share, for additional information.

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

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options issued to employees and directors over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. See Note 12, Share-based Compensation, for additional information.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2016 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2016.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of September 30, 2016 or September 30, 2015. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2016 and 2015.

	September 30, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$-	$-	$95,538	$95,538	$-	$-

Level 2:
Certificates of deposit	$3,236,168	$-	$3,236,168	$-	$1,299,133	$1,937,035
Municipal securities	140,637	-	140,637	-	140,637	-
Corporate bonds	1,748,404	(1,549)	1,746,855	-	1,496,354	250,501
Subtotal	5,125,209	(1,549)	5,123,660	-	2,936,124	2,187,536

Total	$5,125,209	$(1,549)	$5,219,198	$95,538	$2,936,124	$2,187,536

	September 30, 2015
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$301,193	$-	$301,193	$301,193	$-	$-

Level 2:
Certificates of deposit	3,296,238	-	3,296,238	-	249,072	3,047,166
Municipal securities	654,205	293	654,498	160,058	494,440	-
Corporate bonds	509,029	(594)	508,435	-	508,435	-
Subtotal	4,459,472	(301)	4,459,171	160,058	1,251,947	3,047,166

Total	$4,760,665	$(301)	$4,760,364	$461,251	$1,251,947	$3,047,166

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2016	2015
Raw materials	$4,393,928	$4,562,535
Finished goods	775,628	763,227
Work in process	174,485	20,588
Inventories, gross	5,344,041	5,346,350
Reserve for obsolescence	(580,132)	(420,178)
Inventories, net	$4,763,909	$4,926,172

The Company had raw materials located at supplier locations of $97,515 and $80,098 at September 30, 2016 and 2015, respectively.

The Company relies on one supplier for compression drivers for its LRAD product and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD product could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2016	2015
Machinery and equipment	$957,829	$940,289
Office furniture and equipment	976,856	877,011
Leasehold improvements	71,738	67,913
Property and equipment, gross	2,006,423	1,885,213
Accumulated depreciation	(1,533,079)	(1,413,250)
Property and equipment, net	$473,344	$471,963

	Year Ended September 30,
	2016	2015
Depreciation expense	$160,941	$232,387

7. INTANGIBLE ASSETS

Intangible assets related to patents and trademarks consisted of the following:

	September 30,
	2016	2015
Cost	$108,247	$96,975
Accumulated amortization	(45,342)	(38,590)
Intangible assets, net	$62,905	$58,385

	Year ended September 30,
	2016	2015
Amortization expense	$6,752	$5,927

Estimated Amortization Expense Years Ended September 30,
2017	$7,092
2018	7,092
2019	7,092
2020	7,092
2021	7,092
Thereafter	27,445
Total estimated amortization expense	$62,905

 8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2016, $187,500 of the total prepayment was classified as a current asset and $281,250 was classified as noncurrent. As of September 30, 2015, $187,500 of the total prepayment was classified as a current asset and $468,750 was classified as noncurrent.

9. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2016	2015

Payroll and related	$382,845	$330,916
Deferred revenue	637,763	51,345
Warranty reserve	285,402	289,660
Accrued contract costs	197,034	197,034
Other	-	1,600
Total	$1,503,044	$870,555

Other liabilities - noncurrent consisted of the following:

Deferred rent	$93,456	$121,996
Extended warranty	71,582	25,958
Total	$165,038	$147,954

Payroll and related

Accrued payroll and related consists primarily of accrued vacation, as well as accrued sales commissions and benefits at September 30, 2016 and 2015.

Deferred Revenue

Deferred revenue at September 30, 2016 included prepayments from customers on current orders scheduled for delivery in the year ended September 30, 2017.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	Years ended September 30,
	2016	2015
Beginning balance	$315,618	$314,311
Warranty provision	79,954	42,645
Warranty settlements	(38,588)	(41,338)
Ending balance	$356,984	$315,618

	September 30,
	2016	2015
Short-term warranty reserve	$285,402	$289,660
Long-term warranty reserve	71,582	25,958
Total warranty reserve	$356,984	$315,618

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

 10. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2016	2015
Current tax benefit
Federal	$-	$-
State	1,840	(7,700)
Total current tax benefit	1,840	(7,700)
Deferred benefit
Federal	(159,800)	(7,564,000)
State	(28,200)	(775,000)
Total deferred benefit	(188,000)	(8,339,000)
Change in valuation allowance	-	-
Provision for income taxes	$(186,160)	$(8,346,700)

 A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

	Years ended September 30,
	2016	2015
Income taxes computed at the federal statutory rate	$(499,000)	$456,000
Change in valuation allowance	(66,000)	(8,316,000)
Expired net operating loss carryforwards	487,000	598,000
Nondeductible compensation, interest expense and other	99,000	20,000
State income taxes, net of federal tax benefit	(36,000)	24,000
Change in R&D credit carryover	(98,000)	(17,000)
Stock options and other prior year true-ups	(75,000)	(1,103,000)
Other	1,840	(8,700)
Provision for income taxes	$(186,160)	$(8,346,700)

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2016 and 2015 were as follows:

	At September 30,
Deferred tax assets:	2016	2015
Net operating loss carryforwards	$16,410,000	$16,966,000
Research and development credit	2,461,000	2,309,000
Share-based compensation	598,000	468,000
Equipment	(23,000)	(24,000)
Patents	102,000	134,000
Accruals and other	832,000	465,000
State tax deduction	(7,000)	(6,000)
Federal AMT Credit	52,000	52,000
Allowances	211,000	150,000
Gross deferred tax asset	20,636,000	20,514,000
Less valuation allowance	(12,109,000)	(12,175,000)
Total deferred tax assets, net of valuation allowance	$8,527,000	$8,339,000

At September 30, 2016, the Company had net deferred tax assets of approximately $20,636,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2016, the Company had federal NOL carryforwards of approximately $46,127,000, which expire from 2022 through 2036. The Company also has an estimated $1,914,000 and $547,000 of federal and state R&D tax credits, respectively, at September 30, 2016, a portion of which will begin to expire in the 2018 tax year. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2016, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1,130,000.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over six of the seven most recent fiscal years. In the past few years, the Company has developed products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is the dominant player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released a portion of the valuation allowance. While the Company incurred a net loss in the year ended September 30, 2016, the net loss was largely due to non-recurring expenses and the Company expects to utilize the deferred tax asset in the future. The Company adjusted its deferred tax asset value in the quarter ended September 30, 2016 and continues to maintain a valuation allowance of $12,109,000. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

The Company recorded a tax provision for the minimum state tax requirement for the year ended September 30, 2016 as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. As of September 30, 2016, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2016 and 2015 was $377,033 and $356,107, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2017	$391,578
2018	298,797
2019	16,557
2020	15,177
2021	-
Total lease obligations	$722,109

 Employment Agreements

The Company entered into an employment agreement in August 2016 with its chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of such fiscal year, and if his employment is terminated during fiscal year 2019 or later, vesting of a pro-rata share of the stock options held by him that are subject to performance-based vesting based on the extent to which the required performance criteria are achieved in the year of termination and on the portion of the year he was employed. The agreement also has a change of control clause whereby in the event of a specified termination event, the chief executive officer would be entitled to receive in a single lump sum (a) an amount equal to two times the sum of his base salary then in effect and his then target annual cash bonus, (b) a pro-rata share of his annual cash bonus for such year and (c) the cost of his and his dependents’ coverage under COBRA for an 18-month period. In addition, in such event, (i) all of the time-vesting stock options held will vest, unless the termination occurs within the first year of his employment, in which case only the number of options scheduled to vest on the first anniversary of his employment date will vest pro-rated for the period of time he was employed during such one-year period, (ii) 375,000 of the stock options held that are subject to performance-based vesting will vest and (iii) if employment is terminated during fiscal year 2019 or later, a pro-rata share of the stock options held that are subject to performance-based vesting will vest based on the extent to which the required performance criteria are achieved for the fiscal year in which the termination occurs and based on the period of time he was employed during such fiscal year prior to the termination.

There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Bonus Plan

The Company has established a bonus plan for its employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. The number of shares outstanding used for the calculation is as of October 1, 2015. In fiscal years 2016 and 2015, the Company did not meet the targeted objectives for earnings per share so a bonus accrual was not recorded.

Change of Control Severance Benefit Plan

The Company has a Change of Control Plan with its Chief Financial Officer that provides that in the event of a qualifying termination, the participating executive will be entitled to receive (i) a lump sum payment equal to twenty-four months’ base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the officer’s target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2016 and 2015, the Company made matching contributions of $157,081 and $135,229, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2016, or 2015.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2016 and 2015.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2016, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2016, there were options outstanding covering 2,480,252 and 1,923,750 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 2,953,000 shares of common stock available for grant for a total of 7,357,002 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $605,426 and $619,201 of stock compensation expense for the years ended September 30, 2016 and 2015, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2016 and 2015 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2016			2015
Volatility	49.0%	-	52.0%	51.0%	-	62.0%
Risk-free interest rate	1.0%	-	1.7%	1.0%	-	1.6%
Forfeiture rate		10.0%			10.0%
Dividend yield	2.2%	-	2.7%		0.0%
Expected life in years	3.2	-	4.6	3.2	-	4.6
Weighted average fair value of options granted during the period		$0.70			$1.09

The Company paid a dividend during the year ended September 30, 2016. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2016, there was approximately $800,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 (375,000 shares for each year) including a minimum Free Cash Flow margin and Net Revenue targets at four different target levels for each of the years. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets.

The Company determined that it is probable that the performance condition will be achieved at the low end of the expected revenue level for each of the years, and therefore assumed that 187,500 shares of the PVO would vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight line basis and was $4,774 for the year ended September 30, 2016. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense. The Company did not grant any PVOs in the year ended September 30, 2015.

Stock Option Summary Information

A summary of activity for the Company’s stock option plans as of September 30, 2016 and 2015 is presented below:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2015	2,852,419	$2.35
Granted	1,857,000	$1.93
Forfeited/expired	(304,167)	$2.18
Exercised	(1,250)	$1.76
Outstanding September 30, 2016	4,404,002	$2.18
Exercisable September 30, 2016	2,811,617	$2.30

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2016 was $279,705 and $232,375, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $1.87 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2016 was $288 and cash received from these exercises was $2,200. The total intrinsic value of stock options exercised during the year ended September 30, 2015 was $438,484 and cash received from these exercises was $504,371. The Company recognized $288 and $438,484 as a tax benefit in the income tax provision for the years ended September 30, 2016 and 2015, respectively.

The following table summarizes information about stock options outstanding at September 30, 2016:

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
$0.93	-	$1.76	969,752	5.05	$1.59	831,063	$1.59
$1.77	-	$1.99	1,756,750	6.61	$1.94	365,362	$1.86
$2.00	-	$2.85	906,250	5.03	$2.57	855,817	$2.56
$2.86	-	$3.13	761,250	5.61	$3.00	755,000	$3.00
$3.14	-	$3.17	10,000	5.14	$3.17	4,375	$3.17
$0.93	-	$3.17	4,404,002	5.76	$2.18	2,811,617	$2.30

The Company recorded non-cash share-based compensation expense for employees, directors and consultants for the fiscal years ended September 30, 2016 and 2015. The amounts of share-based compensation expense are classified in the Consolidated Statements of Operations as follows:

Years Ended September 30,	2016	2015
Cost of revenues	$24,092	$25,355
Selling, general and administrative	478,695	473,118
Research and development	102,639	120,728
Total	$605,426	$619,201

 13. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2016, the Company issued 1,250 shares of common stock and obtained gross proceeds of $2,200 in connection with the exercise of stock options. During the year ended September 30, 2015, the Company issued 396,042 shares of common stock and obtained gross proceeds of $504,371 in connection with the exercise of stock options.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2016 or 2015.

Stock Purchase Warrants

At September 30, 2015, the Company had 1,627,945 shares purchasable under outstanding warrants at an exercise price of $2.67. These warrants expired on February 4, 2016.

Share Buyback Program

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2015 and in December 2015, the Board of Directors approved a new buyback program for calendar year 2016 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2016, 1,099,608 shares were repurchased for $1,748,456 and in the year ended September 30, 2015, 734,070 shares were repurchased for $1,564,666. At September 30, 2016, all repurchased shares were retired.

14. NET (LOSS) INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2016	2015
Numerator:
(Loss) income available to common stockholders	$(1,281,599)	$9,687,816

Denominator:
Weighted average common shares outstanding	31,970,600	33,174,546
Assumed exercise of dilutive options and warrants	-	400,373
Weighted average dilutive shares outstanding	31,970,600	33,574,919

Basic (loss) income per common share	$(0.04)	$0.29
Diluted (loss) income per common share	$(0.04)	$0.29

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	4,404,002	1,402,750
Warrants	-	1,627,945
Total	4,404,002	3,030,695

15. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2016, the Company did not have any single customer representing more than 10% of total revenues. For the fiscal year ended September 30, 2015, revenues from one customer accounted for 15% of total revenues with no other single customer accounting for more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2016	2015
Americas	$7,582,545	$4,634,880
Europe, Middle East and Africa	1,035,559	1,740,659
Asia Pacific	7,742,901	10,408,681
Total Revenues	$16,361,005	$16,784,220

16. UNUSUAL AND INFREQUENT EXPENSES

The Company incurred expenses of $1,138,183 during the year ended September 30, 2016 which were unusual in nature and infrequent in occurrence. These expenses included legal and consulting costs resulting from a proxy contest initiated by a stockholder of the Company, severance and related benefit and tax expenses in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s prior chief executive officer, and recruiting and hiring costs related to the search and hire of a new chief executive officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 7, 2016

By:	/s/ RICHARD S. DANFORTH
Richard S. Danforth
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

Date: December 7, 2016	By	/s/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2016	By	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 7, 2016	By	/s/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: December 7, 2016	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 7, 2016	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 7, 2016	By	/s/ DANIEL H. MCCOLLUM
Daniel H. McCollum Director

Date: December 7, 2016	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

S-1