Form 10-Q
period 2016-12-31
LRAD Corp
filed 2017-02-08
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on February 1, 2017 was 31,800,103.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	September 30,
	(Unaudited)	2016

ASSETS
Current assets:
Cash and cash equivalents	$14,964,023	$13,466,711
Short-term marketable securities	3,110,608	2,936,124
Accounts receivable	1,479,147	3,408,912
Inventories, net	5,091,565	4,763,909
Prepaid expenses and other	515,260	595,638
Total current assets	25,160,603	25,171,294

Long-term marketable securities	1,922,132	2,187,536
Deferred tax assets	9,013,528	8,527,000
Property and equipment, net	456,523	473,344
Intangible assets, net	62,804	62,905
Other assets	344,583	391,454
Total assets	$36,960,173	$36,813,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,074,608	$574,566
Accrued liabilities	1,529,766	1,503,044
Total current liabilities	2,604,374	2,077,610
Other liabilities - noncurrent	139,155	165,038
Total liabilities	2,743,529	2,242,648
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,800,103 shares issued and outstanding	318	318
Additional paid-in capital	86,931,964	86,467,215
Accumulated deficit	(52,707,779)	(51,895,099)
Accumulated other comprehensive loss	(7,859)	(1,549)
Total stockholders' equity	34,216,644	34,570,885
Total liabilities and stockholders' equity	$36,960,173	$36,813,533

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2016	2015
Revenues:
Product sales	$2,701,959	$2,563,807
Contract and other	239,375	257,725
Total revenues	2,941,334	2,821,532
Cost of revenues	1,716,824	1,523,170

Gross profit	1,224,510	1,298,362

Operating expenses:
Selling, general and administrative	1,966,436	1,460,092
Research and development	587,410	561,202
Total operating expenses	2,553,846	2,021,294

Loss from operations	(1,329,336)	(722,932)

Other income	30,128	33,264

Loss from operations before income taxes	(1,299,208)	(689,668)
Income tax benefit	(486,528)	(309,595)
Net loss	$(812,680)	$(380,073)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding: - basic and diluted	31,800,103	32,462,220
Cash dividends declared per common share	$-	$0.01

See accompanying notes

LRAD Corporation

Consolidated Statements of Comprehensive Loss

	Three months ended
	December 31,
	2016	2015

Net loss	$(812,680)	$(380,073)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of tax	(6,310)	(4,208)
Other comprehensive loss	(6,310)	(4,208)
Comprehensive loss	$(818,990)	$(384,281)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2016	2015
Operating Activities:
Net loss	$(812,680)	$(380,073)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,506	56,884
Warranty provision	9,696	(22,267)
Inventory obsolescence	24	6,081
Share-based compensation	464,749	147,940
Deferred income taxes	(486,528)	(311,195)
Changes in operating assets and liabilities:
Accounts receivable	1,929,765	174,339
Inventories	(327,680)	(294,426)
Prepaid expenses and other	80,378	118,028
Other assets	46,871	46,871
Accounts payable	500,042	(226,055)
Payroll and related	180,766	1,459
Warranty settlements	(12,742)	(972)
Accrued and other liabilities	(176,881)	289,243
Net cash provided by (used in) operating activities	1,428,286	(394,143)

Investing Activities:
Sales (purchases) of marketable securities	84,610	(623,604)
Capital expenditures	(13,863)	(71,150)
Patent costs paid	(1,721)	(1,205)
Net cash provided by (used in) investing activities	69,026	(695,959)

Financing Activities:
Repurchase of common stock	-	(1,643,120)
Net cash used in financing activities	-	(1,643,120)
Net increase (decrease) in cash	1,497,312	(2,733,222)
Cash and cash equivalents, beginning of period	13,466,711	18,316,103
Cash and cash equivalents, end of period	$14,964,023	$15,582,881

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 7, 2016. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of December 31, 2016 or September 30, 2016. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2016 and September 30, 2016.

	December 31, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$-	$-	$45,984	$45,984	$-	$-

Level 2:
Certificates of deposit	$2,237,189	$-	$2,237,189	$-	$1,800,000	$437,189
Municipal securities	40,313	-	40,313	-	40,313	-
Corporate bonds	2,763,097	(7,859)	2,755,238	-	1,270,295	1,484,943
Subtotal	5,040,599	(7,859)	5,032,740	-	3,110,608	1,922,132

Total	$5,040,599	$(7,859)	$5,078,724	$45,984	$3,110,608	$1,922,132

	September 30, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$-	$-	$95,538	$95,538	$-	$-

Level 2:
Certificates of deposit	$3,236,168	$-	$3,236,168	$-	$1,299,133	$1,937,035
Municipal securities	140,637	-	140,637	-	140,637	-
Corporate bonds	1,748,404	(1,549)	1,746,855	-	1,496,354	250,501
Subtotal	5,125,209	(1,549)	5,123,660	-	2,936,124	2,187,536

Total	$5,125,209	$(1,549)	$5,219,198	$95,538	$2,936,124	$2,187,536

5. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2016	2016
Raw materials	$4,129,237	$4,393,928
Finished goods	1,051,735	775,628
Work in process	490,749	174,485
Inventories, gross	5,671,721	5,344,041
Reserve for obsolescence	(580,156)	(580,132)
Inventories, net	$5,091,565	$4,763,909

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2016	2016
Machinery and equipment	$955,226	$957,829
Office furniture and equipment	988,922	976,856
Leasehold improvements	76,138	71,738
Property and equipment, gross	2,020,286	2,006,423
Accumulated depreciation	(1,563,763)	(1,533,079)
Property and equipment, net	$456,523	$473,344

	Three months ended
	December 31,
	2016	2015
Depreciation expense	$30,684	$55,245

  7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2016	2016

Payroll and related	$563,611	$382,845
Deferred revenue	373,028	637,763
Warranty reserve	297,576	285,402
Accrued contract costs	295,551	197,034
Total	$1,529,766	$1,503,044

Other liabilities - noncurrent consisted of the following:

Deferred rent	$82,793	$93,456
Extended warranty	56,362	71,582
Total	$139,155	$165,038

 Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three months ended
	December 31,
	2016	2015
Beginning balance	$356,984	$315,618
Warranty provision	9,696	(22,267)
Warranty settlements	(12,742)	(972)
Ending balance	$353,938	$292,379

	December 31,	September 30,
	2016	2016
Short-term warranty reserve	$297,576	$285,402
Long-term warranty reserve	56,362	71,582
Total warranty reserve	$353,938	$356,984

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears for each contract year ended March 26.

8. INCOME TAXES

At December 31, 2016, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $188,000 and $8,339,000 of its valuation allowance against its deferred tax assets during the years ended September 30, 2016 and 2015, respectively, as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,109,000 at September 30, 2016 and December 31, 2016 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $486,528 and $309,595, reflecting effective tax rates of 37.4% and 44.9% for the three months ended December 31, 2016 and 2015, respectively. The tax benefit recorded in these two periods is related to the company’s losses for those periods and the determination that a valuation allowance is not required on the benefit related to those losses.

Accounting Standard Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2017 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 75% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2017 metrics, including product bookings, net revenues, operating income and operating cash flow, depending on the employee’s position. Included in such calculation is the cost of the incentive plan. During the three months ended December 31, 2016 and 2015, the Company accrued $185,086 and $0, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2016, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on January 19, 2015 and by the Company’s stockholders on March 18, 2015. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2016, there were options outstanding covering 2,477,502 and 2,371,500 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2016:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2016	4,404,002	$2.18
Granted	448,500	$1.70
Forfeited/expired	(3,500)	$2.20
Outstanding December 31, 2016	4,849,002	$2.14
Exercisable December 31, 2016	3,148,103	$2.26

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2023 with an average life of 4.6 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 was $149,619 and $127,298, respectively.

During the quarter ended December 31, 2016, the Company incurred non-cash share-based compensation expense of $307,324 resulting from the modification of stock options in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s prior chief executive officer (“CEO”). As per the agreement, all unvested options became fully vested on December 31, 2016 and shall remain exercisable for a period of 24 months following the December 31, 2016 separation date as defined in the agreement. The expense is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified as per ASC 718-20-35.

During the quarter ended December 31, 2016, the Board of Directors approved the grant of 25,000 restricted stock units to each of our non-employee directors, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These restricted stock units were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and will vest on the first anniversary of the 2016 Annual Meeting of Stockholders, which is May 17, 2017.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2016	2015
Cost of revenues	$5,877	$5,637
Selling, general and administrative	435,497	117,955
Research and development	23,375	24,348
Total	$464,749	$147,940

The employee stock options granted in the three months ended December 31, 2016 and 2015 had a weighted-average estimated fair value of $0.71 per share and $0.63 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	December 31,
	2016			2015
Volatility	52.4%	-	53.7%	51.0%	-	52.0%
Risk-free interest rate	1.7%	-	2.0%	1.5%	-	1.7%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%		2.2%	-	2.7%
Expected life in years	3.8	-	4.6	3.8	-	4.6

The Company declared a dividend for the quarter ended December 31, 2015, which reflects a dividend yield assumption based on the expected annual yield, but the dividend was discontinued prior to the quarter ended December 31, 2016. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has an NOL carryforward as of December 31, 2016, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2016 and 2015. As of December 31, 2016, there was approximately $900,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.2 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2016:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885
Share-based compensation expense	-	-	464,749	-	-	464,749
Other comprehensive loss	-	-	-	-	(6,310)	(6,310)
Net loss	-	-	-	(812,680)	-	(812,680)
Balances, December 31, 2016	31,800,103	$318	$86,931,964	$(52,707,779)	$(7,859)	$34,216,644

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2016 and in December 2016, the Board extended the program through December 31, 2017. There were no shares repurchased during the three months ended December 31, 2016. During the three months ended December 31, 2015, 1,031,208 shares were repurchased for $1,643,120 under the prior repurchase program.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. There were no dividends declared in the three months ended December 31, 2016.

12. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	December 31,
	2016	2015
Numerator:
Loss available to common stockholders	$(812,680)	$(380,073)

Denominator:
Weighted average common shares outstanding	31,800,103	32,462,220

Basic and diluted loss per common share	$(0.03)	$(0.01)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	4,849,002	2,999,002
Warrants	-	1,627,945
Total	4,849,002	4,626,947

13. MAJOR CUSTOMERS

For the three months ended December 31, 2016, revenues from one customer accounted for 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At December 31, 2016, accounts receivable from two customers accounted for 40% and 19% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2016.

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

Our LRAD-X® product line offers a variety of directed sound products, which use focused acoustic output to clearly transmit critical information, instructions and warnings over long distances. The LRAD-X product line features clear voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors, from our hand held LRAD 100X to our LRAD 2000X unit, which communicates up to 5,500 meters. Through the use of powerful voice commands, prerecorded messages in multiple languages, and warning tones, our LRAD-X products are designed to create large safety zones while determining the intent and influencing the behavior of security threats. We continue to expand our LRAD-X product line to provide a complete range of systems and accessories, including a new, patent pending XL speaker technology introduced in 2014, which generates higher audio output in a smaller and lighter form factor, and has been incorporated in several new products in recent years. Our products are designed to meet a broad range of diverse applications including fixed and mobile military deployments, maritime security, critical infrastructure and perimeter security, commercial security, border and homeland security, law enforcement and emergency responder communications, asset protection and wildlife preservation and control. Our LRAD-X products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

Building on the success of our LRAD-X directional technology, in 2012 we launched our first omnidirectional product, the LRAD 360X. Unlike standard siren systems in the market, the LRAD 360X is designed with the same highly intelligible voice clarity, and the ability to communicate and alert over long distances, as in our directional products. Since the LRAD 360X product launch, we have expanded our ONE VOICE® omnidirectional product line to include various size offerings, a 60-degree unit, a mobile trailer-mounted system, and various configurations of amplifiers, power sources, software and other products to provide a more fully integrated mass notification solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in domestic and international sales and marketing activities, we have pioneered a new global market, selling our directional LRAD-X long-range acoustic hailing devices (“AHDs”) and advanced ONE VOICE omnidirectional mass notification systems into over 70 countries.

Revenues in the first fiscal quarter ended December 31, 2016, were $2.9 million, an increase from $2.8 million in the first fiscal quarter of 2016. The increase in revenues was driven by $708,000 of mass notification revenues compared to $277,000 in the first fiscal quarter of 2016. In addition to the improved shipments, we received several large mass notification orders in the first fiscal quarter of 2017, including a $1.3 million mobile mass notification systems order for a large oil and gas company in Eurasia for public address, emergency communication and early warning; a large order for a major maritime port installation and integration using LRAD command and control software; a 360X system and accessory order for a National Guard state headquarters and several follow-on orders for tsunami warning installations in Japan. U.S. revenues remained strong in the fiscal 2017 first quarter with an LRAD 1000RX systems order for perimeter safety and security for utility infrastructure, and a U.S. Navy spares order. Our bookings during the fiscal 2017 first quarter were strong, which we believe will be a good indicator for the second quarter of fiscal 2017. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. As a result of the U.S. presidential election and new administration, U.S. defense spending may increase, though it is too early to tell what the priorities will be. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X and ONE VOICE mass notification products throughout the world. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit decreased compared to the same quarter in the prior year as a result of lower product margins due to product mix. Operating expenses increased by 26.3% from $2.0 million to $2.6 million in the quarter ended December 31, 2016, primarily due to an increase in non-cash share-based compensation expense from the modification of stock options in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s prior CEO and a bonus accrual based on the Company’s expectation for meeting current year financial goals. We reported a net loss of $812,680 for the quarter, or $0.03 per share, compared to a net loss of $380,073, or $0.01 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increasing commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2017 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the new U.S. government administration will support U.S. Military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2016. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2016 and 2015

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2016		December 31, 2015
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$2,701,959	91.9%	$2,563,807	90.9%	$138,152	5.4%
Contract and other	239,375	8.1%	257,725	9.1%	(18,350)	(7.1%)
Total revenues	2,941,334	100.0%	2,821,532	100.0%	119,802	4.2%

Cost of revenues	1,716,824	58.4%	1,523,170	54.0%	(193,654)	(12.7%)
Gross profit	1,224,510	41.6%	1,298,362	46.0%	(73,852)	(5.7%)

Operating expenses:
Selling, general and administrative	1,966,436	66.9%	1,460,092	51.7%	(506,344)	(34.7%)
Research and development	587,410	19.9%	561,202	19.9%	(26,208)	(4.7%)
Total operating expenses	2,553,846	86.8%	2,021,294	71.6%	(532,552)	(26.3%)

Loss from operations	(1,329,336)	(45.2%)	(722,932)	(25.6%)	(606,404)	(83.9%)

Other income	30,128	1.0%	33,264	1.1%	(3,136)	(9.4%)

Loss from operations before income taxes	(1,299,208)	(44.2%)	(689,668)	(24.5%)	(609,540)	(88.4%)
Income tax benefit	(486,528)	(16.6%)	(309,595)	(11.0%)	176,933	57.1%
Net loss	$(812,680)	(27.6%)	$(380,073)	(13.5%)	$(432,607)	(113.8%)

Revenues increased in the current quarter compared to the prior year due to strong mass notification revenues in the U.S. and internationally. Mass notification shipments included both outside and indoor tsunami warning application, power plant security, U.S. Navy communication on carriers and amphibious ships, and an oil and gas application. U.S. revenues were also strong with an LRAD 1000RX systems order for perimeter safety and security for utility infrastructure, and a U.S. Navy spares order. The receipt of orders will often be uneven due to the timing of approvals or budgets. At December 31, 2016, we had aggregate deferred revenue of $373,028 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the quarter was primarily due to unfavorable product margins due to product mix, partially offset by increased volume and lower expenses related to an annual maintenance contract.

Our products have varying gross margins, so product mix may affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $317,542 for non-cash share-based compensation expenses, primarily due to non-recurring expense related to a Separation Agreement and General Release related to the departure of the Company’s prior chief executive officer, $126,594 for bonus accrual, $41,672 for sales and marketing expense related to demo equipment and market research and $20,536 of other expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2016 and 2015 of $435,497 and $117,955, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $42,995 for bonus accrual, offset by $16,787 of reductions in spending.

Included in research and development expenses for the three months ended December 31, 2016 and 2015 was $23,375 and $24,348 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line in 2017 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The increase in net loss was primarily due to the decrease in gross margin and increase in operating expenses, partially offset by an increase in income tax benefit. We recognized an income tax benefit of $486,528 and $309,595 for the three months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2016 was $14,964,023, compared to $13,466,711 at September 30, 2016 primarily as a result of cash generated from operations. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Three Months Ended
	December 31,
	2016	2015
Cash (used in) provided by:
Operating activities	$1,428,286	(394,143)
Investing activities	69,026	(695,959)
Financing activities	-	(1,643,120)

Operating Activities

Net loss of $812,680 for the three months ended December 31, 2016 was decreased by $20,447 of non-cash items that included deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected a decrease in accounts receivable of $1,929,765 due to the collection of a high year-end balance, an increase in accounts payable of $500,042 due to the timing of payments, payroll and related of $180,766 primarily for accrued bonuses, and decreases in prepaid expenses and other of $80,378 and other assets of $46,871. Cash used in operating activities included an increase in inventory of $327,680, a decrease in accrued and other liabilities of $176,881 for decreased deferred revenue for customer prepayments and warranty settlements of $12,742. Net loss of $380,073 for the three months ended December 31, 2015 was increased by $122,557 of non-cash items that included deferred income taxes, share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $289,243, a decrease in accounts receivable of $174,339, decreases in prepaid expenses and other of $118,028, other assets of $46,871 and payroll and related of $1,459. Cash used in operating activities included an increase in inventory of $294,426, a decrease in accounts payable of $226,055 and warranty settlements of $972.

We had accounts receivable of $1,479,147 at December 31, 2016, compared to $3,408,912 at September 30, 2016. The level of trade accounts receivable at December 31, 2016 represented approximately 46 days of revenues compared to 64 days of revenues at September 30, 2016 due to the reduced accounts receivable balance. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31 and September 30, 2016, our working capital was $22,556,229 and $23,093,684, respectively. The reduction in working capital was primarily due to a higher accounts payable balance due to the timing of payments.

Investing Activities

In the three months ended December 31, 2016, we decreased our holding of short and long-term marketable securities by $84,610, compared to $623,604 purchased in the three months ended December 31, 2015.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $15,584 and $72,355 for the three months ended December 31, 2016 and 2015, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2017.

Financing Activities

In the three months ended December 31, 2016, we did not use any cash for financing activities. In the three months ended December 31, 2015, we used $1,643,120 for the repurchase of common stock.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2016 and in December 2016, the Board extended the program through December 31, 2017. There were no shares repurchased during the three months ended December 31, 2016. During the three months ended December 31, 2015, 1,031,208 shares were repurchased for $1,643,120 under the prior repurchase program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

LRAD CORPORATION

Date: February 8, 2017	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)