Form 10-Q
period 2017-03-31
LRAD Corp
filed 2017-05-03
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on April 26, 2017 was 31,800,103.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	September 30,
	(Unaudited)	2016

ASSETS
Current assets:
Cash and cash equivalents	$14,563,812	$13,466,711
Short-term marketable securities	3,463,710	2,936,124
Accounts receivable	3,240,729	3,408,912
Inventories, net	5,120,115	4,763,909
Prepaid expenses and other	696,942	595,638
Total current assets	27,085,308	25,171,294

Long-term marketable securities	1,556,679	2,187,536
Deferred tax assets	8,844,243	8,527,000
Property and equipment, net	471,664	473,344
Intangible assets, net	63,510	62,905
Other assets	258,266	391,454
Total assets	$38,279,670	$36,813,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,282,115	$574,566
Accrued liabilities	2,188,586	1,503,044
Total current liabilities	3,470,701	2,077,610
Other liabilities - noncurrent	112,240	165,038
Total liabilities	3,582,941	2,242,648
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,800,103 shares issued and outstanding	318	318
Additional paid-in capital	87,109,366	86,467,215
Accumulated deficit	(52,409,428)	(51,895,099)
Accumulated other comprehensive loss	(3,527)	(1,549)
Total stockholders' equity	34,696,729	34,570,885
Total liabilities and stockholders' equity	$38,279,670	$36,813,533

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues:
Product sales	$5,471,613	$3,339,707	$8,173,572	$5,903,514
Contract and other	270,778	262,267	510,154	519,992
Total revenues	5,742,391	3,601,974	8,683,726	6,423,506
Cost of revenues	2,808,546	1,970,512	4,525,370	3,493,682

Gross profit	2,933,845	1,631,462	4,158,356	2,929,824

Operating expenses:
Selling, general and administrative	1,893,045	2,276,694	3,859,480	3,736,786
Research and development	605,239	597,635	1,192,650	1,158,837
Total operating expenses	2,498,284	2,874,329	5,052,130	4,895,623

Income (loss) from operations	435,561	(1,242,867)	(893,774)	(1,965,799)

Other income	32,074	31,693	62,202	64,957

Income (loss) from operations before income taxes	467,635	(1,211,174)	(831,572)	(1,900,842)
Income tax expense (benefit)	169,285	(546,511)	(317,243)	(856,106)
Net income (loss)	$298,350	$(664,663)	$(514,329)	$(1,044,736)

Net income (loss) per common share - basic and diluted	$0.01	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic	31,800,103	31,828,167	31,800,103	32,146,928
Diluted	31,863,902	31,828,167	31,800,103	32,146,928
Cash dividends declared per common share	$-	$0.01	$-	$0.02

See accompanying notes

LRAD Corporation

Consolidated Statements of Comprehensive Income (Loss)

 (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net income (loss)	$298,350	$(664,663)	$(514,329)	$(1,044,736)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on marketable securities, net of tax	4,332	3,679	(1,978)	(529)
Other comprehensive income (loss)	4,332	3,679	(1,978)	(529)
Comprehensive income/(loss)	$302,682	$(660,984)	$(516,307)	$(1,045,265)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(514,329)	$(1,044,736)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,834	97,546
Warranty provision	111,369	26,303
Inventory obsolescence	(181,486)	11,067
Share-based compensation	642,151	308,257
Deferred income taxes	(317,243)	(857,706)
Changes in operating assets and liabilities:
Accounts receivable	168,183	(361,037)
Inventories	(174,720)	(287,325)
Prepaid expenses and other	(101,304)	(82,637)
Other assets	133,188	93,742
Accounts payable	707,549	738,256
Warranty settlements	(19,212)	(24,099)
Accrued and other liabilities	540,587	1,172,443
Net cash provided by (used in) operating activities	1,057,567	(209,926)

Investing Activities:
Sales (purchases) of marketable securities	101,293	(612,219)
Capital expenditures	(57,473)	(126,594)
Patent costs paid	(4,286)	(5,658)
Net cash provided by (used in) investing activities	39,534	(744,471)

Financing Activities:
Repurchase of common stock	-	(1,748,456)
Common stock cash dividends paid	-	(636,661)
Net cash used in financing activities	-	(2,385,117)
Net increase (decrease) in cash	1,097,101	(3,339,514)
Cash and cash equivalents, beginning of period	13,466,711	18,316,103
Cash and cash equivalents, end of period	$14,563,812	$14,976,589

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 7, 2016. The accompanying condensed balance sheet at September 30, 2016 has been derived from the audited consolidated balance sheet at September 30, 2016, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. Recently, FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing and (iii) accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. The standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of March 31, 2017 or September 30, 2016. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2017 and September 30, 2016.

	March 31, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$66,879	$-	$66,879	$66,879	$-	$-

Level 2:
Corporate bonds	$2,746,576	$(3,527)	$2,743,049	$-	$1,623,710	$1,119,339
Certificates of deposit	2,237,340	-	2,237,340	-	1,800,000	437,340
Municipal securities	40,000	-	40,000	-	40,000	-
Subtotal	5,023,916	(3,527)	5,020,389	-	3,463,710	1,556,679

Total	$5,090,795	$(3,527)	$5,087,268	$66,879	$3,463,710	$1,556,679

	September 30, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$95,538	$-	$95,538	$95,538	$-	$-

Level 2:
Certificates of deposit	$3,236,168	$-	$3,236,168	$-	$1,299,133	$1,937,035
Municipal securities	140,637	-	140,637	-	140,637	-
Corporate bonds	1,748,404	(1,549)	1,746,855	-	1,496,354	250,501
Subtotal	5,125,209	(1,549)	5,123,660	-	2,936,124	2,187,536

Total	$5,220,747	$(1,549)	$5,219,198	$95,538	$2,936,124	$2,187,536

5. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2017	2016
Raw materials	$4,559,297	$4,393,928
Finished goods	774,179	775,628
Work in process	185,285	174,485
Inventories, gross	5,518,761	5,344,041
Reserve for obsolescence	(398,646)	(580,132)
Inventories, net	$5,120,115	$4,763,909

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2017	2016
Machinery and equipment	$967,526	$957,829
Office furniture and equipment	1,018,244	976,856
Leasehold improvements	76,138	71,738
Property and equipment, gross	2,061,908	2,006,423
Accumulated depreciation	(1,590,244)	(1,533,079)
Property and equipment, net	$471,664	$473,344

	Six months ended
	March 31,
	2017	2016
Depreciation expense	$59,153	$94,251

7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2017	2016

Payroll and related	$973,438	$382,845
Deferred revenue	412,049	637,763
Warranty reserve	409,031	285,402
Accrued contract costs	394,068	197,034
Total	$2,188,586	$1,503,044

Other liabilities - noncurrent consisted of the following:

Deferred rent	$72,130	$93,456
Extended warranty	40,110	71,582
Total	$112,240	$165,038

Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three month ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Beginning balance	$353,938	$292,379	$356,984	$315,618
Warranty provision	101,673	48,570	111,369	26,303
Warranty settlements	(6,470)	(23,127)	(19,212)	(24,099)
Ending balance	$449,141	$317,822	$449,141	$317,822

	March 31,	September 30,	March 31,	September 30,
	2017	2016	2017	2016
Short-term warranty reserve	$409,031	$285,402	$409,031	$285,402
Long-term warranty reserve	40,110	71,582	40,110	71,582
Total warranty reserve	$449,141	$356,984	$449,141	$356,984

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears for each contract year ended March 26.

8. INCOME TAXES

At March 31, 2017, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $188,000 and $8,339,000 of its valuation allowance against its deferred tax assets during the years ended September 30, 2016 and 2015, respectively, as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,109,000 at March 31, 2017 and September 30, 2016 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $317,243 and $856,106, reflecting effective tax rates of 38.1% and 45.0% for the six months ended March 31, 2017 and 2016, respectively. The tax benefit recorded in these two periods is related to the Company’s losses for those periods and the determination that a valuation allowance is not required on the benefit related to those losses.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2017 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 75% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2017 metrics, including bookings, net revenues, operating income and operating cash flow, depending on the employee’s position. Included in such calculation is the cost of the incentive plan. During the six months ended March 31, 2017 and 2016, the Company accrued $379,080 and $0, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION PLANS AND AWARDS

Stock Option Plans

At March 31, 2017, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2017, there were options and awards outstanding covering 2,477,502 and 2,629,500 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2017:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2016	4,404,002	$2.18
Granted	464,000	$1.70
Forfeited/expired	(11,000)	$1.70
Outstanding March 31, 2017	4,857,002	$2.13
Exercisable March 31, 2017	3,287,429	$2.24

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2024 with an average life of 4.4 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2017 was $62,460 and $59,379, respectively.

During the six months ended March 31, 2017, the Company incurred non-cash share-based compensation expense of $307,324 resulting from the modification of stock options in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s prior chief executive officer (“CEO”). As per the agreement, all unvested options became fully vested on December 31, 2016 and shall remain exercisable for a period of 24 months following the December 31, 2016 separation date as defined in the agreement. The expense is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified as per ASC 718-20-35.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 (375,000 shares for each year) including minimum free cash flow margin and net revenue targets at four different target levels for each of the years. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets.

The Company has made the assumption that the lowest performance target level for each of the years will be met, and therefore assumed that 187,500 shares of the PVO would vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight line basis and was $4,774 for the year ended September 30, 2016. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Stock Grants

During the quarter ended December 31, 2016, the Board of Directors approved the grant of 25,000 restricted stock units (“RSUs”) to each of our non-employee directors, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These RSUs were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and will vest on the first anniversary of the 2016 Annual Meeting of Stockholders, which is May 17, 2017. As a result of the stockholders approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders on March 14, 2017, the RSUs previously granted were made effective at a market value of $197,500. These RSUs will be expensed on a straight line basis through the May 17, 2017 vest date.

On March 14, 2017, the Board of Directors approved an additional grant of 25,000 RSUs to each of our non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which will be expensed on a straight line basis through the March 14, 2018 vest date.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of revenues	$5,874	$6,101	$11,751	$11,738
Selling, general and administrative	148,600	128,405	584,097	246,360
Research and development	22,928	25,811	46,303	50,159
Total	$177,402	$160,317	$642,151	$308,257

The employee stock options granted in the six months ended March 31, 2017 and 2016 had a weighted-average estimated fair value of $0.71 per share and $0.62 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended
	March 31,
	2017			2016
Volatility	47.5%	-	53.7%	49.0%	-	52.0%
Risk-free interest rate	1.7%	-	2.0%	1.1%	-	1.7%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%		2.2%	-	2.7%
Expected life in years	3.8	-	4.6	3.2	-	4.6

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

Since the Company has a NOL carryforward as of March 31, 2017, no excess tax benefit for the tax deductions related to share-based awards was recognized for the six months ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $1,100,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements, including stock options and RSUs. The cost is expected to be recognized over a weighted-average period of 1.7 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2017:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885
Share-based compensation expense	-	-	642,151	-	-	642,151
Other comprehensive loss	-	-	-	-	(1,978)	(1,978)
Net loss	-	-	-	(514,329)	-	(514,329)
Balances, March 31, 2017	31,800,103	$318	$87,109,366	$(52,409,428)	$(3,527)	$34,696,729

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2016 and in December 2016, the Board extended the program through December 31, 2017. There were no shares repurchased during the six months ended March 31, 2017. During the six months ended March 31, 2016, 1,099,608 shares were repurchased for $1,748,456 under these two programs.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016, and on February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. Dividends charged to retained earnings in the three and six months ended March 31, 2016 were $317,988 and $636,661, respectively. There were no dividends declared in the six months ended March 31, 2017.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Income (loss) available to common stockholders	$298,350	$(664,663)	$(514,329)	$(1,044,736)

Denominator:
Weighted average common shares outstanding	31,800,103	31,828,167	31,800,103	32,146,928
Assumed exercise of dilutive options and warrants	63,799	-	-	-
Weighted average dilutive shares outstanding	31,863,902	31,828,167	31,800,103	32,146,928

Basic income (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.03)
Diluted income (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.03)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	3,061,836	2,989,836	2,989,836	2,989,836
Restricted stock units	250,000	-	250,000	-
Total	3,311,836	2,989,836	3,239,836	2,989,836

13. MAJOR CUSTOMERS

For the three months ended March 31, 2017, revenues from two customers accounted for 23% and 11% of total revenues, and for the six months ended March 31, 2017, revenues from two customers accounted for 15% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2017, accounts receivable from three customers accounted for 41%, 24% and 14% of total accounts receivable, respectively, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer's delivery location.

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Americas	$2,099,151	$2,417,362	$3,721,509	$3,615,657
Europe, Middle East and Africa	719,415	158,648	1,053,792	497,322
Asia Pacific	2,923,825	1,025,964	3,908,425	2,310,527
Total Revenues	$5,742,391	$3,601,974	$8,683,726	$6,423,506

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

Revenues in the second fiscal quarter ended March 31, 2017, were $5.7 million, a 59% increase over $3.6 million in the second fiscal quarter of 2016. The increase in revenues was driven by a $1.5 million increase in mass notification revenues, primarily due to the shipment of a $1.3 million mobile mass notification systems order for a large oil and gas company in Eurasia for public address, emergency communication and early warning, $412,000 of follow-on orders for tsunami warning installations in Japan, and several other international and U.S. mass notification shipments. International shipments represented 84% of revenues and included large orders for a bird deterrent application in Canada, public safety in Asia and a Latin American Navy. Based on the timing of budget cycles, as well as financial issues and military conflicts in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. As a result of the U.S. presidential election, U.S. defense spending may increase, although it is too early to determine the new administration’s budget priorities. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X and ONE VOICE mass notification products throughout the world. On a quarter over quarter basis, our revenues are expected to remain uneven. Gross profit increased compared to the same quarter in the prior year due to the increase in shipments and the resulting higher fixed overhead absorption. Operating expenses decreased by 13% from $2.9 million in the quarter ended March 31, 2016 to $2.5 million in the quarter ended March 31, 2017, primarily due to one-time expenses of $835,772 in the prior year related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the departure of the Company’s prior chief executive officer. This decrease was partially offset by an increase of $240,731 for sales commissions, $173,956 for bonus accrual based on the Company’s expectation for meeting current year financial goals, and other increases. We reported an increase of $715,796 for income tax provision and net income of $298,350 for the quarter, or $0.01 per diluted share, compared to a net loss of $664,663, or $0.02 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market, which we continue to expand to incorporate a more fully integrated solution. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increasing commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the U.S. and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2017 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the new U.S. government administration will support U.S. Military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2017		March 31, 2016
		% of Total		% of Total	Fav (Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$5,471,613	95.3%	$3,339,707	92.7%	$2,131,906	63.8%
Contract and other	270,778	4.7%	262,267	7.3%	8,511	3.2%
Total revenues	5,742,391	100.0%	3,601,974	100.0%	2,140,417	59.4%

Cost of revenues	2,808,546	48.9%	1,970,512	54.7%	(838,034)	(42.5%)
Gross profit	2,933,845	51.1%	1,631,462	45.3%	1,302,383	79.8%

Operating expenses:
Selling, general and administrative	1,893,045	33.0%	2,276,694	63.2%	383,649	16.9%
Research and development	605,239	10.5%	597,635	16.6%	(7,604)	(1.3%)
Total operating expenses	2,498,284	43.5%	2,874,329	79.8%	376,045	13.1%

Income (loss) from operations	435,561	7.6%	(1,242,867)	(34.5%)	1,678,428	135.0%

Other income	32,074	0.5%	31,693	0.8%	381	1.2%

Income (loss) from operations before income taxes	467,635	8.1%	(1,211,174)	(33.7%)	1,678,809	138.6%
Income tax expense (benefit)	169,285	2.9%	(546,511)	(15.2%)	(715,796)	(131.0%)
Net income (loss)	$298,350	5.2%	$(664,663)	(18.5%)	$963,013	144.9%

Revenues increased in the current quarter compared to the same period in the prior year due to a 270% increase in U.S. and international mass notification revenues. Mass notification shipments included a $1.3 million mobile mass notification order for an oil and gas application in Eurasia, a systems delivery to a large U.S. maritime port, and several shipments for tsunami warning systems in Japan. International shipments represented 84% of revenues and included large orders for a bird deterrent application in Canada, public safety in Asia and a Latin American Navy. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2017, we had aggregate deferred revenue of $412,049 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the quarter was primarily due to increased volume, as well as favorable margins due to product mix.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased due to one-time expenses of $835,772 in the prior year related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the departure of the Company’s prior chief executive officer. This reduction was partially offset by an increase of $240,731 for sales commissions, $127,150 for bonus accrual, $25,979 for salaries, benefits and consultants, and $58,263 of other expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended March 31, 2017 and 2016 of $148,600 and $128,405, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize revenue opportunities. Commission expenses will fluctuate based on the nature of our sales.

 Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $46,806 for bonus accrual, $17,792 for product development and testing expense, and $11,382 of other expenses, partially offset by a $68,376 reduction for salary and benefits.

Included in research and development expenses for the three months ended March 31, 2017 and 2016 was $22,928 and $25,811 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of outside consulting, design and development firms use. We continually improve our product offerings and we expect to continue to expand our product line in 2017 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

The improvement to net income was primarily due to the increase in revenue and gross margin, and decrease in operating expenses, partially offset by an increase in income tax expense. We recognized income tax expense of $169,285 for the three months ended March 31, 2017, compared to an income tax benefit of $546,511 for the three months ended March 31, 2016.

Comparison of Results of Operations for the Six Months Ended March 31, 2017 and 2016

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2017		March 31, 2016
		% of Total		% of Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$8,173,572	94.1%	$5,903,514	91.9%	$2,270,058	38.5%
Contract and other	510,154	5.9%	519,992	8.1%	(9,838)	(1.9%)
Total revenues	8,683,726	100.0%	6,423,506	100.0%	2,260,220	35.2%

Cost of revenues	4,525,370	52.1%	3,493,682	54.4%	(1,031,688)	(29.5%)
Gross profit	4,158,356	47.9%	2,929,824	45.6%	1,228,532	41.9%

Operating expenses:
Selling, general and administrative	3,859,480	44.5%	3,736,786	58.2%	(122,694)	(3.3%)
Research and development	1,192,650	13.7%	1,158,837	18.0%	(33,813)	(2.9%)
Total operating expenses	5,052,130	58.2%	4,895,623	76.2%	(156,507)	(3.2%)

Loss from operations	(893,774)	(10.3% )	(1,965,799)	(30.6%)	1,072,025	54.5%

Other income	62,202	0.7%	64,957	1.0%	(2,755)	(4.2%)

Loss from operations before income taxes	(831,572)	(9.6% )	(1,900,842)	(29.6%)	1,069,270	56.3%
Income tax benefit	(317,243)	(3.7% )	(856,106)	(13.3%)	(538,863)	(62.9%)
Net loss	$(514,329)	(5.9% )	$(1,044,736)	(16.3%)	$530,407	50.8%

The 35% increase in year to date revenues is primarily due to a 233% increase in mass notification revenues, which included a $1.3 million mobile mass notification order for an oil and gas application in Eurasia. We delivered orders for both outside and indoor tsunami warning applications, power plant security, U.S. Navy communication on carriers and amphibious ships, a U.S. maritime port, and several smaller mass notification installations. International shipments represented 72% of year to date revenues and included several large orders including a bird deterrent application in Canada, public safety in Asia and a Latin American Navy. U.S. revenues were also strong with an LRAD 1000RX order for perimeter safety and security for utility infrastructure, a U.S. Navy spares order and a U.S. Marine Corps order. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2017, we had aggregate deferred revenue of $412,049 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the six months ended March 31, 2017 was due to increased sales volume and lower expenses related to an annual maintenance contract, partially offset by an increase in warranty reserve as a result of the higher revenue, and an increase in manufacturing overhead expenses, primarily due to increased salaries, benefits and bonus accrual.

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

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is primarily due to $337,737 for non-cash share-based compensation expenses, primarily due to non-recurring expense for separation costs related to the departure of the Company’s prior chief executive officer, $253,743 for bonus accrual, $226,963 for sales commission, $37,377 for salaries, benefits and consulting expense for business development, $29,730 for marketing and trade shows, and $72,916 of other expense, partially offset by one-time expenses of $835,772 in the prior year related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the departure of the Company’s prior chief executive officer.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2017 and 2016 of $584,097 and $246,360, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $89,801 for bonus accrual and $16,227 of other increases, offset by a decrease of $72,215 for salaries and benefits.

Included in research and development expenses for the six months ended March 31, 2017 and 2016 was $46,303 and $50,159 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of outside consulting, design and development firms use. We continually improve our product offerings and we expect to continue to expand our product line in 2017 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The decrease in net loss was primarily due to the increase in revenue and gross margin, partially offset by a 3% increase in operating expenses and a decrease in income tax benefit. We recognized an income tax benefit of $317,243 and $856,106 for the six months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2017 was $14,563,812, compared to $13,466,711 at September 30, 2016, primarily as a result of cash generated from operations. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$1,057,567	(209,926)
Investing activities	39,534	(744,471)
Financing activities	-	(2,385,117)

Operating Activities

Net loss of $514,329 for the six months ended March 31, 2017 was decreased by $317,625 of non-cash items that included deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $707,549 due to the timing of payments, an increase in accrued and other liabilities of $540,587 primarily for accrued bonuses and commissions, a decrease in accounts receivable of $168,183, and a decrease in other assets of $133,188. Cash used in operating activities included an increase in inventory of $174,720, an increase in prepaid expenses and other of $101,304, and warranty settlements of $19,212. Net loss of $1,044,736 for the six months ended March 31, 2016 was increased by $414,533 of non-cash items that included deferred income taxes, share-based compensation expense, depreciation and amortization, warranty provision and inventory obsolescence. Cash generated from operating activities reflected an increase in accrued and other liabilities of $1,172,443, primarily for payroll costs related to the separation agreement with the Company’s prior chief executive officer, increased deferred revenue for customer prepayments and revenue that was not recognized due to shipping terms, increase in accounts payable of $738,256, which included costs related to the proxy contest and decreased prepaid expenses and other – noncurrent of $93,742. Cash used in operating activities included an increase in accounts receivable of $361,037, an increase in inventories of $287,325, an increase in prepaid expenses and other of $82,637, and warranty settlements of $24,099.

We had accounts receivable of $3,240,729 at March 31, 2017, compared to $3,408,912 at September 30, 2016. The level of trade accounts receivable at March 31, 2017 represented approximately 51 days of revenues, compared to 64 days of revenues at September 30, 2016, due to the higher quarterly revenue. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At March 31, 2017 and September 30, 2016, our working capital was $23,614,607 and $23,093,684, respectively. The increase in working capital was primarily due to an increase in cash and cash equivalents and a movement of long-term marketable securities to short-term.

Investing Activities

In the six months ended March 31, 2017, we decreased our holding of short and long-term marketable securities by $101,293, compared to $612,219 purchased in the six months ended March 31, 2016.

We also use cash for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $61,759 and $132,252 for the six months ended March 31, 2017 and 2016, respectively. We anticipate some additional expenditure for equipment and patents during the balance of fiscal year 2017.

Financing Activities

In the six months ended March 31, 2017, we did not use any cash for financing activities. In the six months ended March 31, 2016, we used $1,748,456 for the repurchase of common stock and $636,661 for the payment of cash dividends.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

LRAD CORPORATION

Date: May 3, 2017	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)