Form 10-Q
period 2017-06-30
LRAD Corp
filed 2017-08-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on August 2, 2017 was 31,925,103.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	September 30,
	(Unaudited)	2016

ASSETS
Current assets:
Cash and cash equivalents	$14,376,387	$13,466,711
Short-term marketable securities	3,614,298	2,936,124
Accounts receivable	2,384,115	3,408,912
Inventories, net	5,711,032	4,763,909
Prepaid expenses and other	618,561	595,638
Total current assets	26,704,393	25,171,294

Long-term marketable securities	1,408,893	2,187,536
Deferred tax assets	9,281,569	8,527,000
Property and equipment, net	556,822	473,344
Intangible assets, net	65,092	62,905
Other assets	211,391	391,454
Total assets	$38,228,160	$36,813,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,797,908	$574,566
Accrued liabilities	1,898,339	1,503,044
Total current liabilities	3,696,247	2,077,610
Other liabilities - noncurrent	61,468	165,038
Total liabilities	3,757,715	2,242,648
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 31,925,103 and 31,800,103 shares issued and outstanding	319	318
Additional paid-in capital	87,411,137	86,467,215
Accumulated deficit	(52,937,591)	(51,895,099)
Accumulated other comprehensive loss	(3,420)	(1,549)
Total stockholders' equity	34,470,445	34,570,885
Total liabilities and stockholders' equity	$38,228,160	$36,813,533

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$3,852,676	$4,753,898	$12,026,248	$10,657,412
Contract and other	276,878	288,271	787,032	808,263
Total revenues	4,129,554	5,042,169	12,813,280	11,465,675
Cost of revenues	2,420,126	2,601,731	6,945,496	6,095,413
Gross profit	1,709,428	2,440,438	5,867,784	5,370,262

Operating expenses:
Selling, general and administrative	2,039,755	1,568,226	5,899,235	5,305,012
Research and development	666,244	632,416	1,858,894	1,791,253
Total operating expenses	2,705,999	2,200,642	7,758,129	7,096,265

(Loss) income from operations	(996,571)	239,796	(1,890,345)	(1,726,003)

Other income	32,682	30,512	94,884	95,469

(Loss) income from operations before income taxes	(963,889)	270,308	(1,795,461)	(1,630,534)
Income tax (benefit) expense	(435,726)	(6,614)	(752,969)	(862,720)
Net (loss) income	$(528,163)	$276,922	$(1,042,492)	$(767,814)

Net (loss) income per common share - basic and diluted	$(0.02)	$0.01	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic	31,861,916	31,798,853	31,820,632	32,028,153
Diluted	31,861,916	31,861,308	31,820,632	32,028,153
Cash dividends declared per common share	$-	$0.01	$-	$0.03

See accompanying notes

LRAD Corporation

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss) income	$(528,163)	$276,922	$(1,042,492)	$(767,814)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	107	781	(1,871)	252
Other comprehensive income (loss)	107	781	(1,871)	252
Comprehensive (loss) income	$(528,056)	$277,703	$(1,044,363)	$(767,562)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2017	2016
Operating Activities:
Net loss	$(1,042,492)	$(767,814)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	93,859	133,844
Provision for doubtful accounts	-	11,018
Inventory obsolescence	(186,772)	1,408
Share-based compensation	943,923	456,279
Deferred income taxes	(754,569)	(864,560)
Changes in operating assets and liabilities:
Accounts receivable	1,024,797	(442,115)
Inventories	(760,351)	(257,354)
Prepaid expenses and other	(22,923)	(15,115)
Other assets	180,063	140,613
Accounts payable	1,223,342	750,313
Accrued and other liabilities	291,725	1,038,416
Net cash provided by operating activities	990,602	184,933

Investing Activities:
Purchases of available-for-sale marketable securities	(2,304,263)	(1,301,829)
Proceeds from maturities of available-for-sale marketable securities	2,402,861	1,220,353
Capital expenditures	(171,735)	(163,521)
Patent costs paid	(7,789)	(6,200)
Net cash used in investing activities	(80,926)	(251,197)

Financing Activities:
Repurchase of common stock	-	(1,748,456)
Common stock cash dividends paid	-	(954,650)
Net cash used in financing activities	-	(2,703,106)

Net increase (decrease) in cash	909,676	(2,769,370)
Cash and cash equivalents, beginning of period	13,466,711	18,316,103
Cash and cash equivalents, end of period	$14,376,387	$15,546,733

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The new guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This new guidance is effective for the Company in the fiscal year beginning October 1, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. Recently, FASB has issued guidance clarifying certain topics such as (i) gross versus net revenue reporting, (ii) identifying performance obligations and licensing and (iii) accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. The new guidance will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2017 or September 30, 2016. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2017 and September 30, 2016.

	June 30, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$90,054	$-	$90,054	$90,054	$-	$-

Level 2:
Corporate bonds	$2,763,669	$(3,428)	$2,760,241	$-	$1,540,351	$1,219,890
Certificates of deposit	2,237,493	-	2,237,493	-	2,048,490	189,003
Municipal securities	25,449	8	25,457	-	25,457	-
Subtotal	5,026,611	(3,420)	5,023,191	-	3,614,298	1,408,893

Total	$5,116,665	$(3,420)	$5,113,245	$90,054	$3,614,298	$1,408,893

	September 30, 2016
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$95,538	$-	$95,538	$95,538	$-	$-

Level 2:
Certificates of deposit	$3,236,168	$-	$3,236,168	$-	$1,299,133	$1,937,035
Municipal securities	140,637	-	140,637	-	140,637	-
Corporate bonds	1,748,404	(1,549)	1,746,855	-	1,496,354	250,501
Subtotal	5,125,209	(1,549)	5,123,660	-	2,936,124	2,187,536

Total	$5,220,747	$(1,549)	$5,219,198	$95,538	$2,936,124	$2,187,536

5. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2017	2016
Raw materials	$4,783,309	$4,393,928
Finished goods	858,780	775,628
Work in process	462,303	174,485
Inventories, gross	6,104,392	5,344,041
Reserve for obsolescence	(393,360)	(580,132)
Inventories, net	$5,711,032	$4,763,909

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2017	2016
Office furniture and equipment	$1,104,417	$976,856
Machinery and equipment	995,616	957,829
Leasehold improvements	76,138	71,738
Property and equipment, gross	2,176,171	2,006,423
Accumulated depreciation	(1,619,349)	(1,533,079)
Property and equipment, net	$556,822	$473,344

	Nine months ended
	June 30,
	2017	2016
Depreciation expense	$88,257	$128,833

  7. ACCRUED LIABILITIES AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2017	2016

Payroll and related	$1,167,742	$382,845
Warranty reserve	400,179	285,402
Accrued contract costs	255,460	197,034
Deferred revenue	65,990	637,763
Customer deposits	8,968	-
Total	$1,898,339	$1,503,044

Other liabilities - noncurrent consisted of the following:

Deferred rent	$61,468	$93,456
Extended warranty	-	71,582
Total	$61,468	$165,038

 Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions and benefits.

Warranty Reserve

Changes in the warranty reserve were as follows:

	Three month ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$449,141	$317,822	$356,984	$315,618
Warranty provision	(2,761)	4,307	108,608	30,610
Warranty settlements	(46,201)	(7,850)	(65,413)	(31,949)
Ending balance	$400,179	$314,279	$400,179	$314,279

Accrued contract costs

We have contracted with a third party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears for each contract year ended March 26.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

8. INCOME TAXES

At June 30, 2017, the Company had federal net operating losses (“NOLs”) and related state NOLs. The Company released $188,000 and $8,339,000 of its valuation allowance against its deferred tax assets during the years ended September 30, 2016 and 2015, respectively, as it determined that it was more likely than not that those assets would be realized. The Company continues to maintain a valuation allowance of $12,109,000 at June 30, 2017 and September 30, 2016 as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

The Company recorded an income tax benefit of $752,969 and $862,720, reflecting effective tax rates of 41.9% and 52.9% for the nine months ended June 30, 2017 and 2016, respectively. The tax benefit recorded in these two periods is related to the Company’s losses for those periods and the determination that a valuation allowance is not required on the benefit related to those losses.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2017 designed to motivate its employees to achieve the Company’s financial objectives. All of the Company’s employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 10% to 75% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2017 metrics, including bookings, net revenues, operating income and operating cash flow, depending on the employee’s position. Included in such calculation is the cost of the incentive plan. During the nine months ended June 30, 2017 and 2016, the Company accrued $745,900 and $0, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION PLANS AND AWARDS

Stock Option Plans

At June 30, 2017, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2017, there were options and RSUs outstanding covering 2,477,502 and 2,500,500 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2017:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2016	4,404,002	$2.18
Granted	464,000	$1.70
Forfeited/expired	(15,000)	$1.66
Outstanding June 30, 2017	4,853,002	$2.14
Exercisable June 30, 2017	3,372,123	$2.22

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2024 with an average life of 4.2 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2017 was $140,084 and $132,183, respectively.

During the nine months ended June 30, 2017, the Company incurred non-cash share-based compensation expense of $307,324 resulting from the modification of stock options in accordance with a Separation Agreement and General Release related to the June 30, 2016 departure of the Company’s prior chief executive officer. As per the agreement, all unvested options became fully vested on December 31, 2016 and shall remain exercisable for a period of 24 months following the December 31, 2016 separation date as defined in the agreement. The expense is measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before its terms are modified as per ASC 718-20-35.

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

The Company has made the assumption that the lowest performance target level for each of the years will be met, and therefore 187,500 shares of the PVO are assumed to vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight line basis over the requisite service periods. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

During the quarter ended December 31, 2016, the Board of Directors approved the grant of 25,000 RSUs to each of our non-employee directors, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These RSUs were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and vested on the first anniversary of the 2016 Annual Meeting of Stockholders, which was May 17, 2017. As a result of the stockholders approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders on March 14, 2017, the RSUs previously granted were made effective at a market value of $197,500 and were expensed on a straight line basis through the May 17, 2017 vest date.

On March 14, 2017, the Board of Directors approved an additional grant of 25,000 RSUs to each of our non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which will be expensed on a straight line basis through the March 14, 2018 vest date.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenues	$6,192	$6,157	$17,943	$17,895
Selling, general and administrative	272,118	115,864	856,215	362,224
Research and development	23,462	26,001	69,765	76,160
Total	$301,772	$148,022	$943,923	$456,279

The employee stock options granted in the nine months ended June 30, 2017 and 2016 had a weighted-average estimated fair value of $0.71 per share and $0.62 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2017			2016
Volatility	47.5%	-	53.7%	49.0%	-	52.0%
Risk-free interest rate	1.7%	-	2.0%	1.1%	-	1.7%
Forfeiture rate	10.0%			10.0%
Dividend yield	0.0%			2.2%	-	2.7%
Expected life in years	3.8	-	4.6	3.2	-	4.6

 The Company declared a dividend for the quarter ended December 31, 2015, which reflects a dividend yield assumption based on the expected annual yield, but the dividend was discontinued during the quarter ended June 30, 2016. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has a NOL carryforward as of June 30, 2017, no excess tax benefit for the tax deductions related to share-based awards was recognized for the nine months ended June 30, 2017 and 2016. As of June 30, 2017, there was approximately $800,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements, including stock options and RSUs. The cost is expected to be recognized over a weighted-average period of 1.9 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2017:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885
Share-based compensation expense	-	-	943,923	-	-	943,923
Shares issued pursuant to stock awards	125,000	1	(1)	-	-	-
Other comprehensive loss	-	-	-	-	(1,871)	(1,871)
Net loss	-	-	-	(1,042,492)	-	(1,042,492)
Balances, June 30, 2017	31,925,103	$319	$87,411,137	$(52,937,591)	$(3,420)	$34,470,445

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. The original share buyback authorization expired on December 31, 2016, and in December 2016, the Board extended the program through December 31, 2017. There were no shares repurchased during the nine months ended June 30, 2017. During the nine months ended June 30, 2016, 1,099,608 shares were repurchased for $1,748,456 under these two programs. At June 30, 2017, $3,894,664 was remaining as authorized under the buyback program.

Dividends

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016, and on February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. Dividends charged to retained earnings in the three and nine months ended June 30, 2016 were $317,989 and $954,650, respectively. There were no dividends declared in the nine months ended June 30, 2017.

12. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
(Loss) income available to common stockholders	$(528,163)	$276,922	$(1,042,492)	$(767,814)

Denominator:
Weighted average common shares outstanding	31,861,916	31,798,853	31,820,632	32,028,153
Assumed exercise of dilutive options and warrants	-	62,455	-	-
Weighted average dilutive shares outstanding	31,861,916	31,861,308	31,820,632	32,028,153

Basic income (loss) per common share	$(0.02)	$0.01	$(0.03)	$(0.02)
Diluted income (loss) per common share	$(0.02)	$0.01	$(0.03)	$(0.02)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	4,853,002	2,348,083	4,853,002	3,351,169
Restricted stock units	125,000	-	125,000	-
Total	4,978,002	2,348,083	4,978,002	2,895,669

13. MAJOR CUSTOMERS

For the three months ended June 30, 2017, revenues from two customers accounted for 47% and 13% of total revenues, and for the nine months ended June 30, 2017, revenues from two customers accounted for 15% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2017, accounts receivable from two customers accounted for 41% and 25% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2016, revenues from three customers accounted for 22%, 19% and 15% of total revenues, and for the nine months ended June 30, 2016, there were no customers accounting for more than 10% of revenues. At June 30, 2016, accounts receivable from two customers accounted for 39% and 30% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	$1,367,044	$811,296	$5,088,553	$4,426,953
Europe, Middle East and Africa	150,474	390,732	1,204,267	888,054
Asia Pacific	2,612,036	3,840,141	6,520,460	6,150,668
Total Revenues	$4,129,554	$5,042,169	$12,813,280	$11,465,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our LRAD-X® product line offers a variety of directed sound products, which use focused acoustic output to clearly transmit critical information, instructions and warnings over long distances. The LRAD-X product line features clear voice intelligibility and meets the military’s stringent environmental requirements in a number of packages and form factors, from our hand held LRAD 100X to our LRAD 2000X unit, which communicates up to 5,500 meters. Through the use of powerful voice commands, prerecorded messages in multiple languages, and warning tones, our LRAD-X products are designed to create large safety zones while determining the intent and influencing the behavior of security threats. We continue to expand our LRAD-X product line to provide a complete range of systems and accessories, including a new, patented XL speaker technology introduced in 2014, which generates higher audio output in a smaller and lighter form factor, and has been incorporated in several new products in recent years. Our products are designed to meet a broad range of diverse applications including fixed and mobile military deployments, maritime security, critical infrastructure and perimeter security, commercial security, border and homeland security, law enforcement and emergency responder communications, asset protection and wildlife preservation and control. Our LRAD-X products have been competitively selected over other commercially available systems by the United States military and by several international militaries.

Building on the success of our LRAD-X directional technology, in 2012 we launched our first omnidirectional product, the LRAD 360X. Unlike standard siren systems in the market, the LRAD 360X broadcasts alerts and notifications with the same highly intelligible voice clarity of our directional products. Since the LRAD 360X product launch, we have expanded our ONE VOICE® omnidirectional product line to include various offerings, a 60-degree unit, a mobile trailer-mounted system, and various configurations of amplifiers, power sources, software and other products to provide a more fully integrated mass notification solution for municipalities, military bases, airports, college/business campuses, etc. We expect that the ONE VOICE product line will allow us to expand our business opportunities into the large and growing worldwide emergency warning and mass notification market. Through increased focus and investment in domestic and international sales and marketing activities, we have pioneered a new global market, selling our directional LRAD-X long-range acoustic hailing devices (“AHDs”) and advanced ONE VOICE omnidirectional mass notification systems into over 70 countries.

Revenues in the third fiscal quarter ended June 30, 2017, were $4.1 million, an 18% decrease from $5.0 million in the third fiscal quarter of 2016. The decrease in revenues came primarily from the Asia Pacific region, despite a large $1.9 million shipment to one country in the third quarter of 2017, partially offset by an increase in revenues in the Americas driven by a $525,000 order for the U.S. Navy. While revenues decreased, a number of new orders were received during the quarter, including a $1.6 million ONE VOICE Mobile Mass Notification order for an oil and gas application in Eurasia, a $528,000 bird protection order for a Canadian mining site, $1.7 million in public safety orders for Southeast Asia, and $1.0 million in international AHD orders. Backlog at June 30, 2017 was $6.5 million and is scheduled to ship in the next 12 months. As a result of the U.S. presidential election, U.S. defense spending may increase, although it is too early to determine the new administration’s budget priorities. Demand for our products remains strong and we continue to build awareness and interest in our LRAD-X AHD and ONE VOICE mass notification products throughout the world. Revenues are expected to remain uneven on a quarter over quarter basis. Gross profit decreased compared to the same quarter in the prior year due to the decrease in shipments, increased costs related to an annual maintenance contract with a foreign navy, and higher manufacturing overhead costs. Operating expenses increased by 23% from $2.2 million in the quarter ended June 30, 2016 to $2.7 million in the quarter ended June 30, 2017, primarily due to increased bonus accrual of $347,171 based on the Company’s expectation for meeting current year financial goals, non-cash share-based expenses of $153,715, and other increases. We reported an income tax benefit of $435,726 and a net loss of $528,163 for the quarter ended June 30, 2017, or $0.02 per share, compared to income of $276,922, or $0.01 per diluted share for the same quarter in the prior year.

Overall Business Outlook

Our products continue to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market, which we continue to expand to incorporate a more fully integrated solution. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government, law enforcement, defense, homeland security and public safety sectors, and commercial applications including maritime, oil and gas, critical infrastructure and wildlife preservation and control. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia, where we believe there are greater market opportunities for our omnidirectional products. We have expanded our selling network through the addition of two full-time and three part-time business development employees and consultants in the current year. We also continue to improve and increase our relationships with key integrators and sales representatives within the U.S. and in a number of worldwide locations. However, we continue to face challenges with economic and geopolitical conditions in some international regions, which impact spending for our products. We anticipate that the new U.S. government administration will support U.S. Military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	June 30, 2017		June 30, 2016
		% of Total		% of Total	Fav (Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$3,852,676	93.3%	$4,753,898	94.3%	$(901,222)	(19.0%	)
Contract and other	276,878	6.7%	288,271	5.7%	(11,393)	(4.0%	)
Total revenues	4,129,554	100.0%	5,042,169	100.0%	(912,615)	(18.1%	)

Cost of revenues	2,420,126	58.6%	2,601,731	51.6%	181,605	7.0%
Gross profit	1,709,428	41.4%	2,440,438	48.4%	(731,010)	(30.0%	)

Operating expenses:
Selling, general and administrative	2,039,755	49.4%	1,568,226	31.1%	(471,529)	(30.1%	)
Research and development	666,244	16.1%	632,416	12.5%	(33,828)	(5.3%	)
Total operating expenses	2,705,999	65.5%	2,200,642	43.6%	(505,357)	(23.0%	)

(Loss) income from operations	(996,571)	(24.1% )	239,796	4.8%	(1,236,367)	(515.6%	)

Other income	32,682	0.8%	30,512	0.6%	2,170	7.1%

(Loss) income from operations before income taxes	(963,889)	(23.3% )	270,308	5.4%	(1,234,197)	(456.6%	)
Income tax benefit	(435,726)	(10.6% )	(6,614)	(0.1% )	429,112	na

Net (loss) income	$(528,163)	(12.8% )	$276,922	5.5%	$(805,085)	(290.7%	)

Revenues decreased in the quarter compared to the same period in the prior year due to a 32% reduction in shipments to the Asia Pacific region, despite a $1.9 million public safety order shipped to an Asian Pacific country during the quarter. International public safety and law enforcement continues to be a strong market for LRAD products. Revenues in the Americas increased 69% in the third quarter of 2017 compared to the prior year quarter, primarily due to a $525,000 order from the U.S. Navy. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2017, we had aggregate deferred revenue of $65,990 for prepayments from customers in advance of product shipment.

Gross Profit

The decrease in gross profit in the quarter was primarily due to decreased revenue, increased costs related to an annual maintenance contract with a foreign navy, and increases in fixed manufacturing overhead expense to support the requirements of the mass notification business.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $281,720 for bonus accrual, $156,254 for non-cash share-based compensation costs, $74,735 for salaries, benefits and consultants, and $20,205 for other expenses, offset by a reduction of one-time expenses of $61,385 in the prior year related to the departure of the Company’s prior chief executive officer.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2017 and 2016 of $272,118 and $115,864, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize revenue opportunities. Commission expenses will fluctuate based on the nature of our sales.

 Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $65,451 for bonus accrual, $13,381 for product development and testing expense, and $10,308 of other expenses, partially offset by a $55,312 reduction for salaries and benefits.

Included in research and development expenses for the three months ended June 30, 2017 and 2016 was $23,462 and $26,001 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of outside consulting, design and development firms’ use. We continually improve our product offerings and we expect to continue to expand our product line in 2017 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

The reduction in net income was primarily due to the decrease in gross margin, and increase in operating expenses, partially offset by an increase in income tax benefit. We recognized income tax benefit of $435,726 for the three months ended June 30, 2017, compared to an income tax benefit of $6,614 for the three months ended June 30, 2016.

Comparison of Results of Operations for the Nine Months Ended June 30, 2017 and 2016

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine months ended
	June 30, 2017		June 30, 2016
		% of Total		% of Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$12,026,248	93.9%	$10,657,412	93.0%	$1,368,836	12.8%
Contract and other	787,032	6.1%	808,263	7.0%	(21,231)	(2.6%	)
Total revenues	12,813,280	100.0%	11,465,675	100.0%	1,347,605	11.8%

Cost of revenues	6,945,496	54.2%	6,095,413	53.2%	(850,083)	(13.9%	)
Gross profit	5,867,784	45.8%	5,370,262	46.8%	497,522	9.3%

Operating expenses:
Selling, general and administrative	5,899,235	46.1%	5,305,012	46.2%	(594,223)	(11.2%	)
Research and development	1,858,894	14.5%	1,791,253	15.6%	(67,641)	(3.8%	)
Total operating expenses	7,758,129	60.6%	7,096,265	61.8%	(661,864)	(9.3%	)

Loss from operations	(1,890,345)	(14.8% )	(1,726,003)	(15.0% )	(164,342)	(9.5%	)

Other income	94,884	0.8%	95,469	0.8%	(585)	(0.6%	)

Loss from operations before income taxes	(1,795,461)	(14.0% )	(1,630,534)	(14.2% )	(164,927)	(10.1%	)
Income tax benefit	(752,969)	(5.9% )	(862,720)	(7.5% )	(109,751)	(12.7%	)
Net loss	$(1,042,492)	(8.1% )	$(767,814)	(6.7% )	$(274,678)	(35.8%	)

Year to date revenues increased 12% primarily due to a $1.9 million increase in mass notification revenues, which included a $1.3 million mobile mass notification order for an oil and gas application in Eurasia, tsunami warning applications, power plant security, U.S. Navy communication on carriers and amphibious ships, a U.S. maritime port, and others. Year to date revenues increased in all major geographic areas, including the Americas, Asia Pacific and Europe, Middle East and Africa and across many markets. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2017, we had aggregate deferred revenue of $65,990 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2017 was due to increased sales volume and favorable margin on product shipments, partially offset by an increase in fixed manufacturing overhead expenses to support the requirements of the mass notification business, increased warranty reserve due to increased shipments, and higher expenses related to an annual maintenance contract for a foreign navy compared to the prior year.

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

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is primarily due to $535,463 for bonus accrual, $493,991 for non-cash share-based compensation expense, $205,460 for sales commission expense, $147,076 for salaries, benefits and consulting expense primarily for business development, $35,367 for marketing and trade shows, $29,347 for travel expenses and $44,676 of other increases, partially offset by one-time expenses of $897,157 in the prior year related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the departure of the Company’s prior chief executive officer.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2017 and 2016 of $856,215 and $362,224, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $155,252 for bonus accrual, $22,351 for product development and testing expense and $17,564 of other increases, offset by a decrease of $127,526 for salaries and benefits.

Included in research and development expenses for the nine months ended June 30, 2017 and 2016 was $69,765 and $76,160 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of outside consulting, design and development firms’ use. We continually improve our product offerings and we expect to continue to expand our product line in 2017 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The increase in net loss was primarily due to the increase in operating expenses and a reduction in income tax benefit, partially offset by an increase in gross margin. We recognized an income tax benefit of $752,969 and $862,720 for the nine months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2017 was $14,376,387, compared to $13,466,711 at September 30, 2016, primarily as a result of cash generated from operations. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$990,602	184,933
Investing activities	(80,926)	(251,197)
Financing activities	-	(2,703,106)

Operating Activities

Net loss of $1,042,492 for the nine months ended June 30, 2017 was decreased by $96,441 of non-cash items that included deferred income taxes, share-based compensation, inventory obsolescence and depreciation and amortization. Cash provided by operating activities in the current year reflected an increase in accounts payable of $1,223,342 due to increased inventory purchases, a decrease in accounts receivable of $1,024,797, an increase in accrued and other liabilities of $291,725 primarily for increased accrued bonuses and commissions, partially offset by a reduction in deferred revenue consisting of prepayments from customers, and other assets of $180,063. Cash used in operating activities included an increase in inventory of $760,351 and an increase in prepaid expenses and other of $22,923. Net loss of $767,814 for the nine months ended June 30, 2016 was increased by $262,011 of non-cash items that included deferred income taxes, share-based compensation, depreciation and amortization, provision for doubtful accounts and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accrued and other liabilities of $1,038,416, primarily for payroll costs related to the separation agreement with the Company’s prior CEO and other payroll expenses for June 30, 2016 that were not paid until July 1, 2016. It also reflected an increase in accounts payable of $750,313, and a decrease in other assets of $140,613. Cash used in operating activities included an increase in accounts receivable of $442,115, an increase in inventories of $257,354, an increase in prepaid expenses and other of $15,115 and warranty settlements of $31,949.

We had accounts receivable of $2,384,115 at June 30, 2017, compared to $3,408,912 at September 30, 2016. The level of trade accounts receivable at June 30, 2017 represented approximately 53 days of revenues, compared to 64 days of revenues at September 30, 2016, due to the lower receivables balance at June 30, 2017. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

Our working capital decreased slightly from $23,093,684 at September 30, 2016, to $23,008,146 at June 30, 2017.

Investing Activities

In the nine months ended June 30, 2017, we decreased our holding of short and long-term marketable securities by $98,598, compared to an $81,476 increase in the nine months ended June 30, 2016.

We also use cash for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for equipment and patents was $179,524 and $169,721 for the nine months ended June 30, 2017 and 2016, respectively. We anticipate some additional expenditure for equipment and software during the balance of fiscal year 2017.

Financing Activities

In the nine months ended June 30, 2017, we did not use any cash for financing activities. In the nine months ended June 30, 2016, we used $1,748,456 for the repurchase of common stock and $954,650 for the payment of cash dividends.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

LRAD CORPORATION

Date: August 9, 2017	By:	/s/ KATHERINE H. MCDERMOTT
Katherine H. McDermott, Chief Financial Officer
(Principal Financial Officer)