Form 10-K
period 2017-09-30
LRAD Corp
filed 2017-12-13
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emergining growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $36,281,619 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

32,367,185 shares of common stock, par value $0.00001 per share, as of November 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2017.

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

Overview

LRAD Corporation is a leading innovator and manufacturer of directed acoustic communication systems that focus sound from 30° - 360° over short and long distances. By broadcasting audible voice messages and tones with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve. We have developed two LRAD® product lines using our proprietary technologies:

•	Acoustic Hailing Devices ("AHDs"), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

•	ONE VOICE® Mass Notification Systems, which project 60° - 360° audible broadcasts with industry-leading vocal intelligibility from close range to over 14 square kilometers from a single installation.

Having been sold into over 70 countries, our Long Range Acoustic Device® (“LRAD”) pioneered a new worldwide market for AHDs and advanced mass notification systems. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Technology and Products

Our LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. Our LRAD products were initially developed for the U.S. Navy to fill a capability gap identified after the October 2000 attack on the USS Cole. LRAD systems are deployed by the U.S. Army, Navy, Air Force, Marine Corps and Coast Guard, as well as international military services, maritime, public safety and commercial security organizations around the globe. Over the last several years, we have redesigned and enhanced our LRAD systems, including improving voice intelligibility, output and durability. The rugged construction of our systems enable us to meet stringent military requirements. Our LRAD systems broadcast warning tones and live or prerecorded voice communications with superior intelligibility in any language to hail, warn and notify, allowing operators more time and distance to determine the intent, influence the behavior, and gain the compliance of approaching vessels, vehicles or personnel.

Our AHD product line provides a complete range of solutions from handheld portable devices to permanently installed, remotely operated systems. We continue to add new models to meet specific customer requirements and to enable the expansion of our technology into new markets. We have also added features such as wireless capability, record on-the-fly microphones, integrated and remote electronics packages, and various amplifier configurations.

Utilizing our advanced speaker technology, we designed and developed our ONE VOICE line of advanced mass notification systems. Unlike most siren-based mass notification systems on the market, our ONE VOICE systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over small and large areas. Our ONE VOICE product line includes various configurations to meet the needs of the mass notification market. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, make us more competitive in the large and growing mass notification market.

Our proprietary and patented XL driver technology generates higher audio output in smaller, lighter form factors. Since its 2014 introduction, we have incorporated our XL driver technology into many of our AHD and ONE VOICE systems, including the LRAD DS-60XL, LRAD 360XL, LRAD 360XL-MID, LRAD 450XL, LRAD 1950XL, and the LRAD 950RXL. We plan to continue incorporating our XL driver technology into our AHD and ONE VOICE product lines. We continue to enhance our system design and manufacturing capabilities to improve the durability and performance of our products. Our LRAD systems have been competitively selected over other commercially available systems by U.S. and several foreign militaries. Our LRAD product lines includes the following:

LRAD AHD Systems:

•

LRAD 100X—a self-contained, battery powered, portable AHD designed for use in a variety of mass notification, law enforcement and public safety applications—is ideally suited for shorter-range perimeter security and communication.

•	LRAD 300X—a lightweight mid-range AHD developed for small vessels and manned or unmanned vehicles and aircraft—is available with both fully integrated and remotely operated electronics.

•

LRAD 450XL—the loudest long range AHD for its size and weight—uses our patented technology to provide more output in a smaller form factor with the same high level of clarity and intelligibility consistent with all our LRAD systems. The LRAD 450XL was designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, remote weapon stations and helicopters.

•

LRAD 500X—selected by the U.S. Navy and U.S. Army as their AHD for small vessels and vehicles—is lightweight and can be easily transported to provide security personnel long-range communication and a highly effective hailing and warning capability. A helicopter-mounted version, the LRAD 500X-MMT, was launched in 2016.

•	LRAD 500RX—engineered and designed on a proprietary pan and tilt system to provide remotely controlled security—is a lighter, more compact version of our LRAD 1000RX.

•

LRAD 950RXL—launched in 2016 and selected for the U.S. Navy’s multi-year contract for Situational Awareness Systems on Military Sealift Command ships and other U.S. Navy vessels—combines the remotely operated pan and tilt system of the LRAD 500RX with our enhanced XL driver technology.

•

LRAD 1000X—selected by the U.S. Navy as its AHD for Block 0 of the Shipboard Protection System— can be manually operated to provide long distance hailing and warning and highly intelligible voice communications. This system is available in both fully integrated and remotely operated electronics.

•

LRAD 1000RX—selected by the U.S. Navy after a competitive bid as its AHD for Block 2 of the Shipboard Protection System—is our solution for remotely controlled communications and security. The LRAD 1000RX enables system operators to detect and communicate with a security threat over extended distances. It features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD 1000RX can also be integrated with radar to provide automated threat alerts. Because of its automated capabilities, the LRAD 1000RX is intended to reduce manpower requirements and false alarms, while providing a highly effective, cost-efficient, remote response security solution.

•

LRAD 1950XL—launched in 2017—uses our patented XL driver technology and features military-tested construction, low power requirements and comes with a rugged, easily transportable aluminum tripod for rapid deployment. Broadcasting highly intelligible voice communications that can be clearly heard and understood over distances up to 5,000 meters, the LRAD 1950XL is designed primarily for defense, border and critical infrastructure security applications.

•

LRAD 2000X—designed to meet the requirements of larger security applications—is our largest and loudest AHD. Broadcasting highly intelligible voice communications that can be clearly heard and understood over distances up to 5,500 meters, the LRAD 2000X unit is designed primarily for perimeter and border security applications.

We continue to augment our AHD product line by using our proprietary technology to develop louder, longer distance systems in smaller form factors, as well as incorporating customer and market-specific enhancements.

LRAD ONE VOICE Systems:

•

LRAD DS-60X—a horn speaker that is temporarily or permanently mounted in areas that require 60° - 360° mass notification coverage. The LRAD DS-60XL, launched in 2017, has the same form factor as the LRAD DS-60X, uses our patented XL driver technology and has a 60°, 900-meter range. When configured in a 360° ring array, the broadcast coverage area extends to 2.5 square kilometers. Each LRAD DS-60XL horn in the ring array can be operated independently, providing area customizable mass notification coverage.

•

LRAD 360X—provides 360° coverage and is targeted for broad market applications including tsunami, hurricane, tornado and severe weather warnings, government, campus and industrial facility public address and emergency notification, and military base mass notification and public address. The LRAD 360XL, which also uses our patented XL driver technology, was launched in 2017.

•

LRAD 360Xm—a smaller form factor of the LRAD 360X—provides the same vocal clarity of the LRAD 360X over smaller areas. Designed for fixed or mobile installations in courtyards, parking lots, parks and recreational facilities, the LRAD 360Xm is also targeted for rapid deployment during military exercises, on industrial facilities and construction sites, and for activities such as festivals, parades and sporting events. A carrying case version of the LRAD 360Xm, with a telescoping tripod that can be set-up in minutes, is also available.

•

LRAD 360XL-MID—launched in 2017 and designed for urban areas, small campuses, industrial sites, and government & defense facilities, the LRAD 360XL-MID can be installed on existing infrastructure or mounted on a tripod. Available in one and two emitter configurations, the LRAD 360XL-MID is powered and controlled by LRAD’s Compact Control Cabinet (CCC). LRAD Command & Control software connects to the CCC over a TCP/IP network to activate recorded messages and warning tones, and enables live voice streaming to one or more LRAD ONE VOICE systems. The CCC features flexible LRAD mass notification system command and control via TCP/IP, WiFi, Fiber, GPRS/GSM or L-Band satellite.

The portable LRAD 360XL-MID Mobile Kit was launched in 2017 and is comprised of two XL driver powered emitters, ruggedized carrying case power amplifier, hardened control module, all-weather push-to-talk mic, tripod and other accessories. The LRAD 360XL-MID Mobile Kit provides a self-contained solution for operators requiring advanced mobile mass notification. Rapidly deployable, the LRAD 360XL-MID Mobile Kit is designed for defense, homeland security, public safety and law enforcement mass notification applications.

•

LRAD 360XT—is integrated and mounted on a fully self-contained, ruggedized trailer featuring securely mounted, lockable electronics and equipment enclosures containing the amplifier modules and battery pneumatic systems. Equipped with a telescoping and folding mast that rapidly deploys an LRAD 360X to a maximum height of 30 feet, the LRAD 360XT provides highly intelligible emergency warnings and instructions over an 850-meter coverage radius.

•

LRAD SOUND SHIELDTM—a vehicle mounted speaker system that secures to armored, VIP, government or corporate vehicles and delivers voice communications and deterrent tones in a 360° radius out to 100 meters. Using optimized driver and waveguide technology, the LRAD SOUND SHIELD is designed to safely and effectively warn and ward off security threats.

•

LRAD SoundSaber®-X—launched in 2017—is the next generation of LRAD SoundSaber mass notification line array speakers. The LRAD SoundSaber-X ("LRAD SS-X") features a new lightweight, rugged, and highly efficient driver technology that provides exceptional vocal intelligibility, while utilizing 66% less power to generate 16dB more in audio output than the previous generation LRAD SS400. The LRAD SS-X is designed to alleviate reflection and echoing, to provide uniform acoustic coverage with wide audio dispersion along the short axis and narrow dispersion along the long axis, and ensure broadcasts are clearly heard and understood in high ambient noise environments. The thin form factor of the SS-X enables unobtrusive installation for many types of mass notification and public address applications.

We continue to develop additional ONE VOICE systems and expand our product offerings to meet the needs of the growing global mass notification market.

Strategy

LRAD has been instrumental in developing a market and increasing demand for AHDs in a number of business segments and markets around the world. We have a strong brand in these markets and a reputation for producing quality products. We are building on our leadership position in the field of directed acoustic systems, which feature industry-leading broadcast range and vocal intelligibility. Our overall strategy is to offer an increasing variety of directional and omnidirectional acoustic systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators and defense-related companies, and we have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary sales opportunities are with domestic and international military and government departments and agencies, we are subject to each customer’s unique budget cycle, which leads to very long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2018, we plan to continue pursuing global market opportunities with the support of additional business development consultants added from fiscal 2015 to fiscal 2017. Our plan is to grow revenue through increased direct sales to domestic and international militaries, and large commercial and defense-related companies, who desire to use our directed acoustic technology in their integrated product offerings. This includes continuing our pursuit of U.S. military opportunities and building on our improved fiscal 2017 domestic defense sales. We plan to continue focusing on government, military, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control markets. Our fiscal 2017 sales efforts were successful in growing revenues in all of our targeted geographic sales regions – the Americas, Asia Pacific, Europe, CIS/Middle East/Africa.

We plan to continue expanding our presence and increasing our market share in the global mass notification market. We added several systems to our ONE VOICE product line in fiscal 2017 to increase our presence in this global market. We intend to obtain qualifying certifications to allow access to more markets around the world. While this is a more mature marketplace with established manufacturers and suppliers, we believe that our superior technology and system offerings give us an opportunity to penetrate and succeed in this large, expanding market. We also plan to continue expanding and strengthening domestic and international sales channels by adding key channel partners, distributors and dealers that focus on the mass notification market.

Our research and development strategy is to continue developing innovative directed acoustic solutions to meet the needs of our target markets, as well as to continue expanding our mass notification system offerings to include more comprehensive, integrated solutions. Our mass notification product line expansion includes new speakers in different sizes, as well as various configurations of amplifiers, mounts, power sources and software. We developed and patented our XL driver technology, which generates higher audio output in smaller, lighter form factors. Since its 2014 introduction, we have incorporated our XL driver technology into many of our AHD and ONE VOICE systems, including the LRAD DS-60XL, LRAD 360XL, LRAD 360XL-MID, LRAD 450XL, LRAD 1950XL, and LRAD 950RXL. Our plan is to continue incorporating our XL driver technology into our AHD and ONE VOICE product lines. We continue to enhance our system design and manufacturing capabilities to improve the durability and performance of our products. We continue to pursue certain certifications, which are often required when bidding on government and mass notification opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products. Our mass notification systems represent a much more complex, integrated offering. We plan to continue investing engineering resources and capital to develop products and software to further expand and enhance our mass notification product offerings.

We intend to continue operating with financial discipline in order to create value for our shareholders. We are focused on growing our top line revenue, which we believe will translate into increased net profit growth by successfully entering into new markets and expanding our market share in the global mass notification market.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third party suppliers to produce various components and sub-assemblies. At our San Diego, California facility, we complete the final assembly and test and ship our products. We have refined our internal processes to improve how we design, test and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third party testing and certification of our products to ensure that they meet rigorous military and commercial specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies, reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers. Our products have a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility to take advantage of flexible turnaround, minimize inventories and to maximize the efficiency of our supply chain. We purchase a number of key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates, which could impact our lead times and product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Minnesota, Tennessee, Texas and Wisconsin, as well as through full-time business consultants in Germany, Sweden and Thailand. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, militaries, large end-users and defense-related companies. We use independent representatives on a commission basis to assist us in our direct sales efforts. We also use a channel distribution model in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large direct customers. In addition, we utilize part-time consultants with expertise in various areas of the U.S. government and defense to advise us on procedures and budget processes in an effort to be successful in these areas.

We have established a global reputation for providing high quality, innovative acoustic solutions that has made LRAD an internationally recognized product brand. We actively promote our brands and products through our website, trade shows and advertising. We intend to continue increasing the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation for technological expertise, experienced personnel, and strong service and support will also keep us competitive.

Customer Concentration

For the fiscal year ended September 30, 2017, we had one customer accounting for 15% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2016, we did not have any single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $11,943,259 at September 30, 2017, compared to $3,065,597 at September 30, 2016. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

Warranties

We generally warrant our products to be free from material and workmanship defects for a period up to one year from the date of purchase. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. We generally provide direct warranty service, but at times we may establish warranty service through third parties. Our international warranties are generally similar to the warranties we offer in the U.S.

We also provide repair and maintenance agreements and extended warranty contracts at market rates, with terms ranging from one year to several years, as an additional source of revenue and to provide increased customer satisfaction.

Competition

Our technologies and products compete with those of other companies. The commercial and government audio industry markets are fragmented and include numerous manufacturers with audio products that vary widely in price, quality and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, our responsiveness to customers and our ability to meet their needs and, most importantly, the quality, durability and superior performance of our products, which have been developed by incorporating feedback from our customers, and our desire to provide the highest quality products.

Our AHD product line features the leading acoustic hailing devices for military and commercial applications. Other AHD providers include competitors such as Ultra Electronics/USSI, IML Sound Commander, and others. We do not believe these competitors have achieved significant global market penetration in the AHD market to date. We believe our AHD product line has demonstrated acceptance, has performed extremely well in harsh environments, and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors with greater resources may enter with new technologies and capabilities which could impact our competitiveness.

With the 2012 launch of our ONE VOICE product line, we entered the more mature and established mass notification market, which has a number of large competitors including: Federal Signal Corporation, Whelen Engineering Company Inc., Hoermann, Acoustic Technology, Inc., and others. In addition to powerful warning tones and sirens, our ONE VOICE systems provide the same vocal clarity, intelligibility and quality as our AHD products. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, give us competitive advantages against these established organizations. We believe the domestic and international markets for mass notification systems are substantial and growing.

Seasonality

Government business tends to be seasonal due to government procurement and budget cycles, with the quarter ending September 30, which coincides with the U.S. government budget year, usually producing relatively higher sales, and the quarter ending December 31, usually producing relatively lower sales. International budget years vary by country. Since our sales are primarily to government departments or agencies, our selling cycles tend to be long and difficult to forecast. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Our products are produced to comply with standard product safety requirements for sale in the U.S. and similar requirements for sale in Europe and Canada. We expect to meet the electrical and other regulatory requirements for electronic systems or components we sell throughout the world.

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

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that strong product offerings that are continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks including: LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, SOUNDSABER®, ONE VOICE®, and have filed for registration of SOUND SHIELDTM. Many of our registered trademarks have earned worldwide brand recognition.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment, or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach.

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

For the fiscal years ended September 30, 2017 and 2016, we spent approximately $2.5 million and $2.4 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Richard S. Danforth, age 58, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 59, was appointed Interim Chief Financial Officer in August 2017 and promoted to Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2017, we employed a total of 50 people. Of such employees, 14 were in research and development, 18 were in production, quality assurance and materials control, 7 were in general and administrative and 11 were in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages and are not a party to a collective bargaining agreement, and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “LRAD.” Our address is 16990 Goldentop Road, Ste. A, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.LRAD.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

General economic and political conditions may adversely affect our business, operating results and financial condition

Our operations and performance depend significantly on worldwide economic and political conditions and their impact on levels of capital investment and government spending. Global economic and political uncertainties and foreign currency rate fluctuations could adversely influence demand for our products leading to reduced levels of investments, reductions in government spending and budgets and changes in spending priorities and behavior.

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

In fiscal year 2017, we did not have any customers that accounted for more than 15% of revenues, which shows improved diversification of our customer base. Historically, our revenues have been dependent upon a limited number of customers and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the U.S., Europe and Asia have experienced extreme volatility and uncertainty in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be a further volatility and uncertainty in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that negative economic conditions will have on our business and financial condition.

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

In fiscal year 2017, direct and indirect sales to the U.S. government accounted for approximately 15% of our total net sales, compared to 31% of our total net sales in fiscal year 2016 and 20% in fiscal year 2015. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Reduced U.S. Department of Defense spending in recent years, including sequestration spending cuts, could affect future U.S. Department of Defense military initiatives and homeland security spending. Even awards granted, such as our $7.4 million contract from the U.S. Navy awarded in March 2016, may not have orders issued against it due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

We may not be able to successfully integrate businesses we may acquire in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate businesses we may acquire in the future. We may not realize the intended benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

•	demands on management related to changes in the size and possible locations of our businesses and employees;

•	diversion of management's attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures, employees and business practices;

•	difficulties in conforming the acquired businesses’ accounting policies to ours;

•	retaining the loyalty and business of the employees or customers of acquired businesses;

•	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

•

difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	the use of more cash or other financial resources on integration and implementation activities than we expect; and

•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Failure to successfully integrate any acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe the clear, intelligible voice capability of our LRAD products, and our unique design and durability make our product offerings very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are competing in a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the mass notification market.

Our sales strategy for fiscal year 2018 and beyond is to increase our market share of the growing mass notification market with our omnidirectional products. A number of large companies compete in this market and dominate the market share. We believe we have a strong product that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2017, we had a warranty reserve of $179,101. While our warranty experience with our LRAD product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

System disruptions and security threats to our computer networks, including breach of our or our customers’ confidential information, could have a material adverse effect on our business and our reputation.

Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. We periodically perform vulnerability self-assessments and engage service providers to perform independent vulnerability assessments and penetration tests. However, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. Increasing socioeconomic and political instability in some countries has heightened these risks. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations.

Additionally, the confidential information that we collect subjects us to additional risks and costs that could harm our business and our reputation. We collect, retain and use personal information of our employees, including personally identifiable information, tax return information, financial data, bank account information and other data. Although we employ various network and business security measures to limit access to and use of such personal information, we cannot guarantee that a third party will not circumvent such security measures, resulting in the breach, loss or theft of the personal information of our employees. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could restrict our use of personal information and require notification of data breaches. A violation of any laws or regulations relating to the collection, retention or use of personal information could also result in the imposition of fines or lawsuits against us.

Sustained or repeated system failures or security breaches that interrupt our ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on our operations and our reputation. Although we maintain insurance in respect of these types of events, available insurance proceeds may not be adequate to compensate us for damages sustained due to these events.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We currently have established reserves for slow moving or obsolete inventory of $418,532. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We may become a party to other litigation, disputes and claims in the normal course of our business. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results, or financial condition.

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

We sell our products worldwide. In fiscal years 2017 and 2016, revenues outside of the U.S. accounted for approximately 64% and 62% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2017, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

As of September 30, 2017, we had outstanding options granted to our employees and directors to purchase 4,663,502 shares of our common stock. At September 30, 2017, the exercise prices for the options ranged from $0.93 to $3.17 per share. The issuance of shares of common stock upon the exercise of outstanding options could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2016 and 2017:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2016
First Quarter	$1.99	$1.45
Second Quarter	$1.92	$1.47
Third Quarter	$1.90	$1.62
Fourth Quarter	$2.02	$1.74
Fiscal Year Ending September 30, 2017
First Quarter	$1.95	$1.58
Second Quarter	$1.85	$1.43
Third Quarter	$1.95	$1.30
Fourth Quarter	$2.25	$1.46

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,367,185 shares issued and outstanding held by 952 holders of record of our common stock at November 30, 2017.

Dividends

Dividends declared and paid during the year ended September 30, 2017 were $0 compared to $954,650 in the year ended September 30, 2016. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

The Board of Directors approved a share buyback program under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2016, 1,099,608 shares were repurchased for $1,748,456 under these programs. No shares were repurchased during the 2017 fiscal year. At September 30, 2017, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018.

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

Overview

LRAD Corporation is a leading innovator and manufacturer of directed acoustic communication systems that focus sound from 30° - 360° over short and long distances. By broadcasting audible voice messages and tones with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve. We have developed two LRAD product lines using our proprietary technologies:

• Acoustic Hailing Devices ("AHDs"), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

• ONE VOICE® Mass Notification Systems, which project 60° - 360° audible broadcasts with industry-leading vocal intelligibility from close range to over 14 square kilometers from a single installation.

Having been sold into over 70 countries, our Long Range Acoustic Device® (“LRAD”) pioneered a new worldwide market for AHDs and advanced mass notification systems. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2017, we accomplished the following:

●	Announced our largest domestic order to date, a $6.0 million U.S. Army Program of Record order that is part of a larger AHD requirement.

●	Received $4.0 million in AHD public safety orders from Southeast Asia.

●

Announced $2.9 million in LRAD 360XT orders for one of the largest oil & gas companies in Eurasia. The mobile mass notification systems are being equipped with our solar power option and integrated with a gas detection alarm system.

●	Received a $2.4 million Air National Guard ("ANG") order for LRAD 360XL-MID Mobile Mass Notification Kits designed to meet the ANG's unique CBRN response mission requirements.

●

The Board of Directors named Dennis D. Klahn as the Company’s Chief Financial Officer. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at several publicly traded companies.

●	Launched eight products: LRAD SoundSaber-X, LRAD DS-60X, LRAD DS-60XL, LRAD 360XL, LRAD 360XL-MID, LRAD 360XL-MID Mobile Kit, LRAD 950RXL and LRAD 1950XL.

●	Announced $1.1 million in U.S. Navy orders, which included our first order for a Naval Construction Battalion.

●	Received $1.2 million in other AHD orders from international regions outside of Southeast Asia.

●	Announced $924,000 in LRAD 1000X systems orders for bird protection at a Canadian mining site.

●	Received a $900,000 military-grade LRAD 360XT mobile mass notification systems order for U.S. Army forward Operating bases in the Middle East.

Business Outlook

Our product line continues to gain worldwide awareness and recognition through product demonstrations, media exposure, trade show participation, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a well-known global brand, market-leading technology and solid product foundation with our AHD product line, which we have expanded over the years to service new markets and customers for greater business growth.  We believe our ONE VOICE product line provides advanced solutions for the large and growing mass notification market. We believe that we have strong market opportunities for our AHD and ONE VOICE product offerings throughout the world in government and military sectors as a result of continued threats to governments, commerce, law enforcement, borders and critical infrastructure. We intend to continue our international mass notification business expansion, particularly in Asia, Europe and the Middle East where we believe there are greater market opportunities for our ONE VOICE systems. In fiscal year 2017, we increased our global selling network, which consists of marketing and business development personnel, as well as relationships with key integrators and sales representatives within the U.S. and around the world. In addition, we utilize part-time consultants with expertise in various areas of the U.S. government and defense, to advise us on procedures and budget processes in an effort to be successful in these areas. However, we may continue to face challenges in fiscal 2018 due to budget uncertainties and continuing economic and geopolitical conditions in some international regions and the U.S. We anticipate continued U.S. Military spending uncertainty due to possible defense budget delays. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition. It is also difficult to determine whether our ONE VOICE systems will be accepted in the mass notification market, which includes a number of large, well-known competitors.

Our products have varying gross margins and therefore, product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. We also have increased competition in the mass notification market, where there are a number of larger, more established companies that we expect will create pricing pressure on our ONE VOICE product line. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

During fiscal year 2017, we had approximately 12 full-time business development and marketing personnel at the Company, which includes three international business consultants. In addition, we utilize various part-time sales consultants with experience and knowledge in various areas of government and defense to assist with specific markets we are pursuing. Our participation in trade shows and events has remained strong, including several LRAD 360XT mobile mass notification system demonstrations. We plan to increase our U.S. and international trade show and event participation in fiscal year 2018, which will also increase travel by our business development team. As a result, we would expect our selling, general and administrative expenses to increase in fiscal year 2018. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, and the timing, extent and use of outside consulting, design and development firms. In fiscal year 2017, we added two engineers to support our development requirements. Our R&D expenses were primarily for in-house development; however, we continue to supplement our in-house development with third party services, such as product testing and certification.

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

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2017 and 2016

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2017		September 30, 2016
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$19,247,020	94.7%	$15,305,942	93.6%	$3,941,078	25.7%
Contract and other	1,067,158	5.3%	1,055,063	6.4%	12,095	1.1%
Total revenues	20,314,178	100.0%	16,361,005	100.0%	3,953,173	24.2%

Cost of revenues	10,035,577	49.4%	8,689,484	53.1%	(1,346,093)	(15.5% )
Gross profit	10,278,601	50.6%	7,671,521	46.9%	2,607,080	34.0%

Operating Expenses:
Selling, general and administrative	8,586,288	42.3%	6,876,792	42.0%	(1,709,496)	(24.9% )
Research and development	2,500,053	12.3%	2,387,985	14.6%	(112,068)	(4.7% )
Total operating expenses	11,086,341	54.6%	9,264,777	56.6%	(1,821,564)	(19.7% )

Loss from operations	(807,740)	(4.0% )	(1,593,256)	(9.7% )	785,516	49.3%

Other Income	128,586	0.6%	125,497	0.8%	3,089	2.5%

Loss from operations before income taxes	(679,154)	(3.4% )	(1,467,759)	(8.9% )	788,605	53.7%
Income tax expense (benefit)	197,600	1.0%	(186,160)	(1.1% )	(383,760)	(206.1)%
Net loss	$(876,754)	(4.3)%	$(1,281,599)	(7.8% )	$404,845	31.6%

Revenues

Revenues increased $3,953,173, or 24.2%, in the fiscal year ended September 30, 2017. Orders received in fiscal 2017 were a record $28.3 million, which contributed to higher revenue in fiscal 2017 and growth in the backlog at September 30, 2017 compared to the prior year end. The larger fiscal 2017 revenues were primarily Mass Notification System product sales, which increased $3,516,549, or 224% over fiscal year 2016. AHD revenue in 2017 also increased $334,982 over the prior year. International and domestic revenues increased 24% and 18% respectively over the prior year. We had aggregate deferred revenue of $259,612 and $637,763 for prepayments from customers in advance of product shipment at September 30, 2017 and 2016, respectively. The receipt of orders will often be uneven due to the timing of approvals or budgets.

Gross Profit

Gross profit for the year ended September 30, 2017 grew $2,607,080, or 34.0%, over fiscal year 2016, primarily due to increased revenue and higher fixed overhead absorption. In addition, we reduced our estimated warranty liability for product sales based upon favorable results experienced in the last few years, offset by increased costs related to an annual maintenance contract with a foreign navy, compared to the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,709,496, or 24.9%, primarily due to $762,578 of higher incentive compensation expense, $519,845 of higher non-cash compensation expense, primarily due to non-recurring expense related to a Separation Agreement and General Release related to the departure of the Company’s prior chief executive officer, $484,898 for sales commission expense, $263,267 for salaries, benefits and consulting expense, primarily for business development, $234,266 for higher trade show, advertising and related selling and marketing expenses, and $212,998 for expenses related to the implementation of a new Enterprise Resource Planning (ERP) system. These increases were partially offset by non-recurring expenses of $1,138,183 in the prior year related to our response to and settlement of a proxy contest initiated by one of our stockholders, and separation costs related to the departure of the Company’s prior chief executive officer.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2017 and 2016 of $998,540 and $478,695, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $112,068, or 4.7%, primarily due to $124,277 increase in incentive compensation, $87,938 for product development and testing, offset by $128,754 for decreased salaries and benefits.

Included in R&D expenses for the year ended September 30, 2017 was $93,709 of non-cash share-based compensation expenses, compared to $102,639 for the year ended September 30, 2016.

Other Income

Other income increased by $3,089 due to an increase in interest income due to higher interest rates in fiscal 2017 compared to the prior year.

Net Loss

The net loss was lower in fiscal 2017 primarily due to higher revenue and gross profit. This was offset by increased selling and general administrative operating expenses, largely due to commissions and incentive compensation, offset by the lack of $1,138,183 of non-recurring expenses. In the year ended September 30, 2017, we recorded $197,600 of tax provision resulting from an increase in the valuation allowance against the deferred tax assets based on an assessment of the Company’s historical and projected taxable income, along with any tax planning strategies and any other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will not be realized. In the year ended September 30, 2016, we recorded $1,840 of tax provision and a $188,000 non-cash income tax benefit for the release of a portion of our valuation allowance against deferred tax assets based on an assessment of the Company’s historical and projected taxable income, along with any tax planning strategies and any other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will be realized.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2017 was $12,803,887, compared to $13,466,711 at September 30, 2016. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $4 million in cash to repurchase outstanding common shares using available cash and from future cash flow from operations through December 31, 2017. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year Ended September 30,
	2017	2016
Cash (used in) provided by:
Operating activities	$(666,772)	$(1,149,097)
Investing activities	(129,052)	(999,389)
Financing activities	133,000	(2,700,906)

Operating Activities

Net loss of $876,754 for the fiscal year ended September 30, 2017 was reduced by $1,382,002 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash used in operating activities reflected a $2,272,970 increase in accounts receivable resulting from higher current year fiscal fourth quarter shipments, increase in inventory of $493,325 to support higher year-end backlog and $416,538 less accrued and other liabilities, partially offset by $1,487,734 higher accrued payroll liabilities due to increased accrued bonus in fiscal 2017, increase of $537,800 in accounts payable related to increased inventory and prepaid expenses and other-noncurrent expense were $226,937 lower, which represented the amortization of our prepaid maintenance agreement.

Net loss of $1,281,599 for the fiscal year ended September 30, 2016 was reduced by $825,027 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash generated from operating activities reflected an increase in accrued and other liabilities primarily due to increased deferred revenues from prepayments from customers, decreased prepaid expenses and other – noncurrent, which represents the amortization of our prepaid maintenance agreement, increased payroll and related resulting primarily from increased accrued benefits, and $2,309 for decreased inventory. Cash used in operating activities included an increase in accounts receivable of $1,292,589 due to higher revenues in the last month of the year, decreased accounts payable of $129,376, warranty settlements of $38,588 and increased prepaid expenses and other of $29,972.

We had accounts receivable of $5,681,882 and $3,408,912 at September 30, 2017 and 2016, respectively. The level of trade accounts receivable at September 30, 2017 represented approximately 102 days of revenues for the year compared to 76 days of revenues at September 30, 2016. The increase in days was due to a higher ending receivables balance at September 30, 2017 as a result of higher revenues in September 2017, compared to September 2016, leaving a higher balance at the end of the year. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2017 and 2016, our working capital was $25,412,106 and $23,093,684, respectively. The increase in working capital was largely the result of purchasing short term marketable securities with the proceeds from maturing long term marketable securities.

Investing Activities

In the fiscal year ended September 30, 2017, we purchased short and long-term marketable securities of $2,908,093 compared to $825,795 purchased in fiscal year 2016. In the fiscal year ended September 30, 2017, we had proceeds from maturities of available for sale marketable securities of $2,961,367. We did not have any proceeds from securities in fiscal year 2016.

We also used cash in investing activities primarily for the purchase of new computer software, product tooling computer equipment and new patents and trademarks. Cash used for capital expenditures was $182,326 and $162,322 in the fiscal years ended September 30, 2017 and 2016, respectively. Cash used for investment in new patents and trademarks was $11,272 in the fiscal year ended September 30, 2016. In fiscal 2017, we began to expense patent and trademark costs as incurred. We anticipate continued expenditures for patents and capital expenditures in fiscal year 2018 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2017 and 2016, we received proceeds from the exercise of stock options of $133,000 and $2,200, respectively. The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2016 and in December 2016, the Board of Directors approved a new buyback program for calendar year 2017 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2017, the Company repurchased no shares and in the year ended September 30, 2016, the Company purchased 1,099,608 shares at an average price paid per share of $1.59 for a total cost of $1,748,456. At September 30, 2017, all repurchased shares were retired.

On December 3, 2015, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on January 29, 2016 to stockholders of record on January 15, 2016. On February 4, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on March 30, 2016 to stockholders of record on March 15, 2016. On May 10, 2016, the Company announced a cash dividend of $0.01 per share on the Company’s common stock, payable on June 30, 2016 to stockholders of record on June 15, 2016. In the year ended September 30, 2016, the Company paid $954,650 to its stockholders. There were no dividends paid during the fiscal year 2017.

Commitments

We are committed for our facility lease through June 30, 2018, as more fully described in Note 11, Commitments and Contingencies, to our consolidated financial statements.

In fiscal 2017, we implemented a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In 2016, we had a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. In fiscal year 2017, the Company exceeded the minimum targeted level of orders received and revenues and has accrued $1,100,693 of bonus expense. In fiscal year 2016, the Company did not meet the targeted objectives for earnings per share, so no accrual was recorded.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2017, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2018 (the “Proxy Statement”).

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

10.3	Lease between LRAD Corporation and The Realty Associates Fund VIII, LP dated November 16, 2011. Incorporated by reference to Exhibit 10.15 on Form 10-K filed December 5, 2011.

10.4	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.5	LRAD Corporation Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 16, 2017.+

10.6	Form of Stock Award Agreement under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

10.7

Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 16, 2017.+

10.8	Form of Restricted Stock Unit Award Agreement For Employees under the Amended and Restated 2015 Equity Incentive Plan.*+

10.9	Investors Agreement, dated March 11, 2016, by and among LRAD Corporation and the investors listed therein. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 14, 2016.

10.10	Separation Agreement and General Release, dated March 11, 2016, between LRAD Corporation and Thomas R. Brown. Incorporated by reference to Exhibit 10.2 on Form 8-K filed on March 14, 2016.

10.11

Employment Agreement, dated August 1, 2016, by and among LRAD Corporation and Richard Danforth. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 3, 2016.+

10.12	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

21.	Subsidiaries of the Registrant

21.1	Subsidiary of LRAD Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K filed November 21, 2013.

23.	Consents of Experts and Counsel

23.1	Consent of Squar Milner LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Dennis D. Klahn, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer, and Dennis D. Klahn, Principal Financial Officer.*

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

LRAD Corporation

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

We have audited the accompanying consolidated balance sheets of LRAD Corporation and subsidiary as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRAD Corporation and subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/S/ SQUAR MILNER LLP

San Diego, California

December 12, 2017

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$12,803,887	$13,466,711
Short-term marketable securities	4,359,542	2,936,124
Accounts receivable	5,681,882	3,408,912
Inventories, net	5,257,234	4,763,909
Prepaid expenses and other	983,322	595,638
Total current assets	29,085,867	25,171,294

Long-term marketable securities	711,124	2,187,536
Deferred tax assets	8,331,000	8,527,000
Property and equipment, net	509,603	473,344
Intangible assets, net	55,689	62,905
Prepaid expenses and other - noncurrent	164,517	391,454
Total assets	$38,857,800	$36,813,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,112,366	$574,566
Accrued liabilities	2,561,395	1,503,044
Total current liabilities	3,673,761	2,077,610
Other liabilities - noncurrent	-	165,038
Total liabilities	3,673,761	2,242,648
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,158,436 and 31,800,103 shares issued and outstanding, respectively	322	318
Additional paid-in capital	87,956,839	86,467,215
Accumulated deficit	(52,771,853)	(51,895,099)
Accumulated other comprehensive loss	(1,269)	(1,549)
Total stockholders' equity	35,184,039	34,570,885
Total liabilities and stockholders' equity	$38,857,800	$36,813,533

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2017	2016
Revenues:
Product sales	$19,247,020	$15,305,942
Contract and other	1,067,158	1,055,063
Total revenues	20,314,178	16,361,005
Cost of revenues	10,035,577	8,689,484

Gross profit	10,278,601	7,671,521

Operating expenses:
Selling, general and administrative	8,586,288	6,876,792
Research and development	2,500,053	2,387,985
Total operating expenses	11,086,341	9,264,777

Loss from operations	(807,740)	(1,593,256)

Other income	128,586	125,497

Loss from operations before income taxes	(679,154)	(1,467,759)
Income tax expense (benefit)	197,600	(186,160)
Net loss	$(876,754)	$(1,281,599)

Net loss per common share
- basic and diluted	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	31,855,430	31,970,600
Cash dividends declared per common share	$-	$0.03

LRAD Corporation

Consolidated Statements of Comprehensive Loss

	Year Ended September 30,
	2017	2016

Net loss	$(876,754)	$(1,281,599)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on marketable securities, net of tax	280	(1,248)
Other comprehensive income (loss)	280	(1,248)
Comprehensive loss	$(876,474)	$(1,282,847)

See accompanying notes

 LRAD Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2015	32,898,461	$329	$87,608,034	$(49,658,850)	$(301)	$37,949,212
Share-based compensation expense			$605,426			605,426
Issuance of common stock upon exercise of stock options, net	1,250		$2,200			2,200
Repurchase of common stock	(1,099,608)	$(11)	$(1,748,445)			(1,748,456)
Common stock cash dividends				$(954,650)		(954,650)
Other comprehensive loss					$(1,248)	(1,248)
Net loss				$(1,281,599)		(1,281,599)
Balances, September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885

Share-based compensation expense	-	-	1,116,400	-	-	1,116,400
Issuance of common stock upon exercise of stock options, net	233,333	3	373,224			373,227
Issuance of common stock upon vesting of restricted stock units	125,000	1	-	-	-	1
Other comprehensive loss	-	-	-	-	280	280
Net loss	-	-	-	(876,754)		(876,754)
Balances, September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2017	2016
Operating Activities:
Net loss	$(876,754)	$(1,281,599)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,283	167,693
Warranty provision	(109,924)	79,954
Inventory obsolescence	26,243	159,954
Share-based compensation	1,116,400	605,426
Deferred income taxes	196,000	(188,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,272,970)	(1,292,589)
Inventories	(519,568)	2,309
Prepaid expenses and other	(147,456)	(29,972)
Prepaid expenses and other - noncurrent	226,937	187,484
Accounts payable	537,800	(129,376)
Payroll and related	1,487,734	51,929
Warranty settlements	(67,959)	(38,588)
Accrued and other liabilities	(416,538)	556,278
Net cash used in operating activities	(666,772)	(1,149,097)

Investing Activities:
Purchases of marketable securities	(2,908,093)	(825,795)
Proceeds from maturities of available-for-sale marketable securities	2,961,367	-
Capital expenditures	(182,326)	(162,322)
Patent costs paid	-	(11,272)
Net cash used in investing activities	(129,052)	(999,389)

Financing Activities:
Repurchase of common stock	-	(1,748,456)
Proceeds from exercise of stock options	133,000	2,200
Common stock cash dividends paid	-	(954,650)
Net cash provided by (used in) financing activities	133,000	(2,700,906)

Net decrease in cash	(662,824)	(4,849,392)
Cash and cash equivalents, beginning of period	13,466,711	18,316,103
Cash and cash equivalents, end of period	$12,803,887	$13,466,711

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2017, accounts receivable from three customers accounted for 31%, 22% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2016, accounts receivable from three customers accounted for 27%, 24% and 12% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. The Company places its cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines such as money market funds, corporate bonds, municipal bonds and Certificates of Deposit. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At September 30, 2017 and 2016, the amount of restricted cash was $39,406, which is included in Prepaid expenses and other – noncurrent.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2017 or 2016 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. The Company had no allowances for doubtful accounts at September 30, 2017 and 2016.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal year 2017, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company decreased its inventory reserve by $161,600 and increased it by $159,954 during the years ended September 30, 2017 and 2016, respectively. These changes were based on the disposal of obsolete inventory in 2017 and expected usage of components resulting from changes in product lines and customer demand in 2016.

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

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2017 and 2016, the Company had no capital lease obligations.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $148,862 and $128,380 for the fiscal years ended September 30, 2017 and 2016, respectively. Actual revenues from shipping and handling were $124,141 and $78,975 for the fiscal years ended September 30, 2017 and 2016, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $42,232 and $66,353 for the years ended September 30, 2017 and 2016, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $179,101 and $356,984 at September 30, 2017 and 2016, respectively.

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

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. See Note 14, Net (Loss) Income Per Share, for additional information.

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

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2017 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This amendment is effective for the Company in the fiscal year beginning October 1, 2017. The Company early adopted this guidance effective in the September 30, 2016 consolidated financial statements.

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

The fair value of the majority of the Company’s cash equivalents and marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities, long-term debt, hedge fund investments, and derivative contracts were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company does not have any financial instruments in the “Level 3” category.

There have been no changes to the inputs used in the fair value measurement of Level 1, Level 2, and Level 3 assets and no changes in valuation techniques for these assets for the years ended September 30, 2017 and 2016.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2017 and 2016.

	September 30, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gains/(Losses)	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$55,257	$-	$55,257	$55,257	$-	$-

Level 2:
Certificates of deposit	$2,436,647	$-	$2,436,647	$-	$1,937,647	$499,000
Municipal securities	25,315	(12)	25,303	-	25,303	-
Corporate bonds	2,609,973	(1,257)	2,608,716	-	2,396,592	212,124
Subtotal	5,071,935	(1,269)	5,070,666	-	4,359,542	711,124

Total	$5,127,192	$(1,269)	$5,125,923	$55,257	$4,359,542	$711,124

	September 30, 2016
	Cost Basis	Unrealized Gains/(Losses)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities

Level 1:
Money Market Funds	$-	$-	$95,538	$95,538	$-	$-

Level 2:
Certificates of deposit	$3,236,168	$-	$3,236,168	$-	$1,299,133	$1,937,035
Municipal securities	140,637	-	140,637	-	140,637	-
Corporate bonds	1,748,404	(1,549)	1,746,855	-	1,496,354	250,501
Subtotal	5,125,209	(1,549)	5,123,660	-	2,936,124	2,187,536

Total	$5,125,209	$(1,549)	$5,219,198	$95,538	$2,936,124	$2,187,536

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2017	2016
Raw materials	$3,784,935	$4,393,928
Finished goods	1,742,960	775,628
Work in process	147,871	174,485
Inventories, gross	5,675,766	5,344,041
Reserve for obsolescence	(418,532)	(580,132)
Inventories, net	$5,257,234	$4,763,909

The Company had raw materials located at supplier locations of $69,693 and $97,515 at September 30, 2017 and 2016, respectively.

The Company relies on one supplier for compression drivers for its LRAD products and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2017	2016
Machinery and equipment	$994,157	$957,829
Office furniture and equipment	1,093,502	976,856
Leasehold improvements	76,138	71,738
Property and equipment, gross	2,163,797	2,006,423
Accumulated depreciation	(1,654,194)	(1,533,079)
Property and equipment, net	$509,603	$473,344

	Year Ended September 30,
	2017	2016
Depreciation expense	$146,067	$160,941

7. INTANGIBLE ASSETS

Intangible assets related to patents and trademarks consisted of the following:

	September 30,
	2017	2016
Cost	$108,247	$108,247
Accumulated amortization	(52,558)	(45,342)
Intangible assets, net	$55,689	$62,905

	Year ended September 30,
	2017	2016
Amortization expense	$7,216	$6,752

Estimated Amortization Expense Years Ended September 30,
2018	$6,535
2019	6,247
2020	5,924
2021	5,636
2022	5,506
Thereafter	25,841
Total estimated amortization expense	$55,689

 8. PREPAID MAINTENANCE AGREEMENT

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2017, $187,500 of the total prepayment was classified as a current asset and $93,750 was classified as noncurrent. As of September 30, 2016, $187,500 of the total prepayment was classified as a current asset and $281,250 was classified as noncurrent.

9. ACCRUED AND OTHER LIABILITIES—NONCURRENT

Accrued liabilities consisted of the following:

	September 30,
	2017	2016

Payroll and related	$1,870,579	$382,845
Deferred revenue	268,580	637,763
Warranty reserve	179,101	285,402
Accrued contract costs	197,034	197,034
Deferred rent	46,101	-
Total	$2,561,395	$1,503,044

Other liabilities - noncurrent consisted of the following:

Deferred rent	$-	$93,456
Extended warranty	-	71,582
Total	$-	$165,038

Payroll and related

Accrued payroll and related consists primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits at September 30, 2017 and 2016.

Deferred Revenue

Deferred revenue at September 30, 2017 included prepayments from customers on current orders scheduled for delivery in the year ended September 30, 2018.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	Years ended September 30,
	2017	2016
Beginning balance	$356,984	$315,618
Warranty provision	(109,925)	79,954
Warranty settlements	(67,958)	(38,588)
Ending balance	$179,101	$356,984

	September 30,
	2017	2016
Short-term warranty reserve	$179,101	$285,402
Long-term warranty reserve	-	71,582
Total warranty reserve	$179,101	$356,984

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period and in the fourth quarter of fiscal 2017 reduced the accrued warranty liability by $203,000 to an amount equal to estimated warranty expense for products currently under warranty.

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

 10. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2017	2016
Current tax provision
Federal	$-	$-
State	1,600	1,840
Total current tax provision	1,600	1,840
Deferred provision (benefit)
Federal	166,600	(159,800)
State	29,400	(28,200)
Total deferred provision (benefit)	196,000	(188,000)

Provision (benefit) for income taxes	$197,600	$(186,160)

A reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate was as follows:

	Years ended September 30,
	2017	2016
Income taxes computed at the federal statutory rate	$(231,000)	$(499,000)
Change in valuation allowance	197,000	(66,000)
Expired net operating loss carryforwards	283,000	487,000
Nondeductible compensation, interest expense and other	21,000	99,000
State income taxes, net of federal tax benefit	(24,000)	(36,000)
Change in R&D credit carryover	(98,000)	(98,000)
Stock options and other prior year true-ups	48,000	(75,000)
Other	1,600	1,840
Provision (benefit) for income taxes	$197,600	$(186,160)

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2017 and 2016 were as follows:

	At September 30,
Deferred tax assets:	2017	2016
Net operating loss carryforwards	$16,443,000	$16,410,000
Research and development credit	2,559,000	2,461,000
Share-based compensation	898,000	598,000
Equipment	(80,000)	(23,000)
Patents	69,000	102,000
Accruals and other	546,000	832,000
State tax deduction	(7,000)	(7,000)
Federal AMT Credit	52,000	52,000
Allowances	157,000	211,000
Gross deferred tax asset	20,637,000	20,636,000
Less valuation allowance	(12,306,000)	(12,109,000)
Total deferred tax assets, net of valuation allowance	$8,331,000	$8,527,000

At September 30, 2017, the Company had net deferred tax assets of approximately $8,331,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2017, the Company had federal NOL carryforwards of approximately $47,019,000, which expire from 2022 through 2036. The Company also has an estimated $1,990,000 and $569,000 of federal and state R&D tax credits, respectively, at September 30, 2017, a portion of which will begin to expire in the 2018 tax year. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for NOL carryforwards resulting from windfall tax benefits occurring from October 1, 2008 onward. At September 30, 2017, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1,130,000.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over six of the seven most recent fiscal years. In the past few years, the Company has developed products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is a leading player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released a portion of the valuation allowance. While the Company incurred net losses in the years ended September 30, 2017 and 2016, it was significantly impacted by a non-recurring expense in fiscal 2017 and primarily due to non-recurring expense in fiscal 2016. The Company expects to utilize the deferred tax asset in the future. The Company adjusted its deferred tax asset value in the quarter ended September 30, 2017 and continues to maintain a valuation allowance of $12,306,000. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

The Company recorded a tax provision for the minimum state tax requirement for the year ended September 30, 2017 as the Company’s annual effective tax rate is zero. During the quarter ended June 30, 2012, the Company amended its federal tax return for the year ended September 30, 2008 to make an election to carry back its fiscal year ended September 30, 2008 applicable NOL for a period of 3 years, and carry forward the loss for up to 20 years, as per Section 172(b)(1)(H) of the Internal Revenue Code of 1986 (“Section 172”), as amended per the American Recovery and Reinvestment Tax Act of 2009 for eligible small businesses. As of September 30, 2017, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2017 and 2016 was $351,418 and $377,033, respectively.

The obligations under all operating leases are as follows:

Years ending September 30:
2018	298,797
2019	16,557
2020	15,177
Total lease obligations	$330,531

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

Bonus Plan

In fiscal 2017, the Company implemented a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In 2016, the Company had a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary at three different levels based on meeting three different targeted objectives for earnings per share. In fiscal year 2017, the company exceeded the minimum targeted level of orders received and revenues and has accrued $1,100,693 of expense. In fiscal year 2016, the Company did not meet the targeted objectives for earnings per share, so no accrual was recorded.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2017 and 2016, the Company made matching contributions of $196,239 and $157,081, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2017 and 2016.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2017 and 2016.

12. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2017, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Incentive Plan was approved in 2015 authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2017, there were options outstanding covering 2,377,502 and 2,411,000 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 2,330,667 shares of common stock available for grant for a total of 7,119,169 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The Company recorded $1,116,400 and $605,426 of stock compensation expense for the years ended September 30, 2017 and 2016, respectively. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2017 and 2016 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2017			2016
Volatility	42.6%	-	53.7%	49.0%	-	52.0%
Risk-free interest rate	1.73%	-	2.01%	1.0%	-	1.7%
Forfeiture rate		10.0%			10.0%
Dividend yield		0.0%		2.2%	-	2.7%
Expected life in years	3.8	-	4.6	3.2	-	4.6
Weighted average fair value of options granted during the period		$0.71			$0.70

The Company did not pay a dividend in fiscal 2017 but did pay a dividend during the year ended September 30, 2016. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2017, there was approximately $683,000 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that it is probable that the performance condition will be achieved at the low end of the expected revenue level for each of the years, and therefore assumed that 187,500 shares of the PVO would vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight line basis and was $42,363 and $4,774 for the years ended September 30, 2017 and 2016 respectively. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense. The Company did not grant any PVOs in the year ended September 30, 2017.

Restricted Stock Units

In the quarter ended December 31, 2016, the Board of Directors approved an amendment to the Company’s compensation program for non-employee directors that provides for the grant of 25,000 restricted stock units (“RSUs”) to each of the Company’s non-employee directors at each annual meeting of the Company’s stockholders, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These RSUs were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and would have vested on the first anniversary of the 2016 Annual Meeting of Stockholders, which was May 17, 2017. As a result of the stockholders approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders on March 14, 2017, the RSUs previously granted were made effective at a market value of $197,500 and were expensed on a straight line basis through the May 17, 2017 vest date.

On March 14, 2017, non-employee directors of the Company received 25,000 RSUs that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which will be expensed on a straight line basis through the March 14, 2018 vest date.

A summary of activity of the Company’s restricted stock plan as of September 30, 2017 and 2016 is presented below:

Number
of Shares
Balance, September 30, 2016	-
Granted	250,000
Released	(125,000)
Forfeited/cancelled	-
Balance, September 30, 2017	125,000

Stock Option Summary Information

A summary of activity for the Company’s stock option plans as of September 30, 2017 and 2016 is presented below:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2016	4,404,002	$2.18
Granted	574,500	$2.09
Forfeited/expired	(81,667)	$2.51
Exercised	(233,333)	$1.60
Outstanding September 30, 2017	4,663,502	$2.16
Exercisable September 30, 2017	3,329,437	$2.25

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2017 was $869,955 and $673,225, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $2.13 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2017 was $72,709 and proceeds from these exercises was $373,228. The total intrinsic value of stock options exercised during the year ended September 30, 2016 was $288 and cash received from these exercises was $2,200. The Company recognized $72,709 and $288 as a tax benefit in the income tax provision for the years ended September 30, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at September 30, 2017:

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price
$0.93	-	$1.76	1,332,752	4.35	$1.65	1,036,036	$1.63
$1.77	-	$1.99	1,654,500	4.63	$1.93	626,526	$1.89
$2.00	-	$2.85	905,000	2.31	$2.57	902,500	$2.57
$2.86	-	$3.13	761,250	1.29	$3.00	757,500	$3.00
$3.14	-	$3.17	10,000	4.14	$3.17	6,875	$3.17
$0.93	-	$3.17	4,663,502	3.41	$2.18	3,329,437	$2.25

The Company recorded non-cash share-based compensation expense for employees, directors and consultants for the fiscal years ended September 30, 2017 and 2016. The amounts of share-based compensation expense are classified in the Consolidated Statements of Operations as follows:

Years Ended September 30,	2017	2016
Cost of revenues	$24,151	$24,092
Selling, general and administrative	998,540	478,695
Research and development	93,709	102,639
Total	$1,116,400	$605,426

13. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2017, the Company issued 233,333 shares of common stock and obtained gross proceeds of $373,228 ($240,228 of the proceeds are reported in accounts receivable as the transaction was in process at year-end) in connection with the exercise of stock options. During the year ended September 30, 2016, the Company issued 1,250 shares of common stock and obtained gross proceeds of $2,200 in connection with the exercise of stock options. During the year ended September 30, 2017, the Company issued 125,000 of shares of common stock upon full vesting of RSUs. No RSUs vested in the year ended September 30, 2016.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2017 or 2016.

Share Buyback Program

The Board of Directors approved a share buyback program under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. During the year ended September 30, 2017, no shares were repurchased and 1,099,608 shares were repurchased for $1,748,456 in the year ended September 30, 2016. At September 30, 2017, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018.

14. NET LOSS PER SHARE

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options with an exercise price greater than the per-share market value would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2017	2016
Numerator:
Loss available to common stockholders	$(876,754)	$(1,281,599)

Denominator:
Weighted average common shares outstanding	31,855,430	31,970,600

Basic loss income per common share	$(0.03)	$(0.04)
Diluted loss income per common share	$(0.03)	$(0.04)

15. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2017, revenues from one customer accounted for 15% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2016, the Company did not have any single customer representing more than 10% of total revenues.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2017	2016
Americas	$8,688,005	$7,582,545
Europe, Middle East and Africa	1,439,157	1,035,559
Asia Pacific	10,187,016	7,742,901
Total Revenues	$20,314,178	$16,361,005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRAD CORPORATION
December 12, 2017

By:	/s/ RICHARD S. DANFORTH
Richard S. Danforth
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard S. Danforth, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Date: December 12, 2017	By	/s/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2017	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 12, 2017	By	/s/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: December 12, 2017	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 12, 2017	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 12, 2017	By	/s/ DANIEL H. MCCOLLUM
Daniel H. McCollum Director

Date: December 12, 2017	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

S-1