Form 10-Q
period 2017-12-31
LRAD Corp
filed 2018-02-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on February 1, 2018 was 32,249,288 .

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	September 30,
	(Unaudited)	2017

ASSETS
Current assets:
Cash and cash equivalents	$15,117,544	$12,803,887
Short-term marketable securities	3,602,254	4,359,542
Accounts receivable, net	5,678,220	5,681,882
Inventories, net	5,259,934	5,257,234
Prepaid expenses and other	589,561	983,322
Total current assets	30,247,513	29,085,867

Long-term marketable securities	1,005,660	711,124
Deferred tax assets, net	5,622,112	8,331,000
Property and equipment, net	505,469	509,603
Intangible assets, net	53,885	55,689
Other assets	117,644	164,517
Total assets	$37,552,283	$38,857,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,903,001	$1,112,366
Accrued liabilities	1,858,548	2,561,395
Total liabilities	3,761,549	3,673,761
Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,249,288 and 32,158,436 shares issued and outstanding, respectively	322	322
Additional paid-in capital	88,254,818	87,956,839
Accumulated deficit	(54,455,106)	(52,771,853)
Accumulated other comprehensive loss	(9,300)	(1,269)
Total stockholders' equity	33,790,734	35,184,039
Total liabilities and stockholders' equity	$37,552,283	$38,857,800

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2017	2016
Revenues:
Product sales	$7,336,025	$2,701,959
Contract and other	292,542	239,375
Total revenues	7,628,567	2,941,334
Cost of revenues	3,671,027	1,716,824

Gross profit	3,957,540	1,224,510

Operating expenses:
Selling, general and administrative	2,188,398	1,966,436
Research and development	778,037	587,410
Total operating expenses	2,966,435	2,553,846

Income (loss) from operations	991,105	(1,329,336)

Other income	34,530	30,128

Income (loss) from operations before income taxes	1,025,635	(1,299,208)
Income tax expense (benefit)	2,708,888	(486,528)
Net loss	$(1,683,253)	$(812,680)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)
Weighted average common shares outstanding: - basic and diluted	32,236,039	31,800,103

See accompanying notes

LRAD Corporation
Consolidated Statements of Comprehensive Loss

	Three months ended
	December 31,
	2017	2016

Net loss	$(1,683,253)	$(812,680)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of tax	(8,031)	(6,310)
Other comprehensive loss	(8,031)	(6,310)
Comprehensive loss	$(1,691,284)	$(818,990)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2017	2016
Operating Activities:
Net loss	$(1,683,253)	$(812,680)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,105	32,506
Warranty provision	12,361	9,696
Inventory obsolescence	40,301	24
Share-based compensation	138,461	464,749
Deferred income taxes	2,708,888	(486,528)
Changes in operating assets and liabilities:
Accounts receivable	3,662	1,929,765
Inventories	(43,001)	(327,680)
Prepaid expenses and other	393,761	80,378
Other assets	46,874	46,871
Accounts payable	790,635	500,042
Accrued and other liabilities	(715,209)	(8,857)
Net cash provided by operating activities	1,753,585	1,428,286

Investing Activities:
Purchases of marketable securities	(1,673,295)	(1,470,704)
Proceeds from maturities of marketable securities	2,128,016	1,555,314
Capital expenditures	(54,167)	(13,863)
Patent costs paid	-	(1,721)
Net cash provided by investing activities	400,554	69,026

Financing Activities:
Proceeds from exercise of stock options	159,518	-
Net cash provided by financing activities	159,518	-
Net increase in cash	2,313,657	1,497,312
Cash and cash equivalents, beginning of period	12,803,887	13,466,711
Cash and cash equivalents, end of period	$15,117,544	$14,964,023

Noncash investing activities:
Change in unrealized loss on marketable securities	$(8,031)	$(6,310)

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 13, 2017. The accompanying condensed consolidated balance sheet at September 30, 2017 has been derived from the audited consolidated balance sheet at September 30, 2017 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The guidance is effective for the Company in the first quarter of fiscal 2018. The adoption of this standard resulted in the recognition of $1.1 million of gross deferred tax assets related to the historical excess tax benefits from stock-based compensation that was not previously included in deferred tax assets and a corresponding increase in the Company’s valuation allowance.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of December 31, 2017 or September 30, 2017. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2017 and September 30, 2017.

	December 31, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$531,566	$-	$531,566	$531,566	$-	$-

Level 2:
Certificates of deposit	$936,801	$-	$936,801	$-	$437,801	$499,000
Municipal securities	86,186	(198)	85,988	-	85,988	-
Corporate bonds	3,594,227	(9,102)	3,585,125	-	3,078,465	506,660
Subtotal	4,617,214	(9,300)	4,607,914	-	3,602,254	1,005,660

Total	$5,148,780	$(9,300)	$5,139,480	$531,566	$3,602,254	$1,005,660

	September 30, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$55,257	$-	$55,257	$55,257	$-	$-

Level 2:
Certificates of deposit	2,436,647	-	2,436,647	-	1,937,647	499,000
Municipal securities	25,315	(12)	25,303	-	25,303	-
Corporate bonds	2,609,973	(1,257)	2,608,716	-	2,396,592	212,124
Subtotal	5,071,935	(1,269)	5,070,666	-	4,359,542	711,124

Total	$5,127,192	$(1,269)	$5,125,923	$55,257	$4,359,542	$711,124

5. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2017	2017
Raw materials	$4,619,587	$3,784,935
Finished goods	900,645	1,742,960
Work in process	198,535	147,871
Inventories, gross	5,718,767	5,675,766
Reserve for obsolescence	(458,833)	(418,532)
Inventories, net	$5,259,934	$5,257,234

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2017	2017
Office furniture and equipment	$1,097,619	$1,093,502
Machinery and equipment	1,044,206	994,157
Leasehold improvements	76,138	76,138
Property and equipment, gross	2,217,963	2,163,797
Accumulated depreciation	(1,712,494)	(1,654,194)
Property and equipment, net	$505,469	$509,603

	Three months ended
	December 31,
	2017	2016
Depreciation expense	$58,301	$30,684

  7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2017	2017

Payroll and related	$847,042	$1,870,579
Deferred revenue	446,913	268,580
Accrued contract costs	345,551	197,034
Warranty reserve	188,308	179,101
Deferred rent	30,734	46,101
Total	$1,858,548	$2,561,395

 Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three months ended December 31
	2017	2016
Beginning balance	$179,101	$356,984
Warranty provision	12,361	9,696
Warranty settlements	(3,154)	(12,742)
Ending balance	$188,308	$353,938

Accrued contract costs

The Company has contracted with a third-party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears for each contract year ended March 26.

8. INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Subsequently, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period not to exceed one year from the enactment date.  Accordingly, the Company remeasured its net deferred tax assets on a provisional basis based on the rates at which they are expected to be realized in the future, which is generally 21% resulting in a decrease to our net deferred tax assets of $2,474,000 for the quarter ended December 31, 2017. The Company will continue to analyze certain aspects of the Act, and refine its calculations as appropriate during the measurement period, which could affect the measurement of these balances.

For the three months ended December 31, 2017, the Company recorded income tax expense of $234,888 reflecting an effective tax rate of 22.9% and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax assets as a result of tax reform. For the three months ended December 31, 2016, the Company recorded an income tax benefit of $486,528 reflecting an effective tax rate of 37.4%.  For the three months ended December 31, 2017, when compared to the same period in 2016, the decrease in the effective tax rate was primarily attributable to the decrease in Federal statutory tax rate due to tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

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

Bonus Plan

The Company has an incentive bonus plan for fiscal year 2018 designed to motivate its key employees to achieve the Company’s financial objectives. All of the Company’s key employees are entitled to participate in the incentive plan. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 25% to 75% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2018 metrics, including product bookings, net revenues, operating income and operating cash flow. Included in such calculation is the cost of the incentive plan. During the three months ended December 31, 2017 and 2016, the Company accrued $405,267 and $185,086, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

10. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2017, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2017, there were options outstanding covering 2,216,002 and 2,279,315 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the three months ended December 31, 2017:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2017	4,663,502	$2.16
Granted	3,500	$2.21
Forfeited/expired	(80,833)	$2.84
Exercised	(90,852)	$1.76
Outstanding December 31, 2017	4,495,317	$2.15
Exercisable December 31, 2017	3,251,811	$2.24

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2024 with an average life of 4.6 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 was $1,780,084 and $1,368,424, respectively.

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

The Company has made the assumption that the lowest performance target level for each of the years will be met, and therefore 187,500 shares of the PVO are assumed to vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight-line basis over the requisite service periods. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

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

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2017	2016
Cost of revenues	$6,209	$5,877
Selling, general and administrative	109,322	435,497
Research and development	22,930	23,375
Total	$138,461	$464,749

The employee stock options granted in the three months ended December 31, 2017 and 2016 had a weighted-average estimated fair value of $0.89 per share and $0.71 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	December 31,
	2017	2016
Volatility	45.4%	52.4%	-	53.7%
Risk-free interest rate	2.2%	1.7%	-	2.0%
Forfeiture rate	10.0%		10.0%
Dividend yield	0.0%		0.0%
Expected life in years	4.6	3.8	-	4.6

The Company did not declare a dividend for the quarters ended December 31, 2017 and 2016. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

Since the Company has a net operating loss carryforward as of December 31, 2017, no excess tax benefit for the tax deductions related to share-based awards was recognized for the three months ended December 31, 2017 and 2016. As of December 31, 2017, there was approximately $600,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.1 years.

11. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2017:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	138,461	-	-	138,461
Issuance of common stock upon exercise of stock options, net	90,852	-	159,518			159,518
Other comprehensive loss	-	-	-	-	(8,031)	(8,031)
Net loss	-	-	-	(1,683,253)		(1,683,253)
Balances, December 31, 2017	32,249,288	$322	$88,254,818	$(54,455,106)	$(9,300)	$33,790,734

Share Buyback Program

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. There were no shares repurchased during the quarters ended December 31, 2017 and 2016 respectively. At December 31, 2017, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018.

Dividends

There were no dividends declared in the three months ended December 31, 2017 and 2016.

12.NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	December 31,
	2017	2016
Numerator:
Loss available to common stockholders	$(1,683,253)	$(812,680)

Denominator:
Weighted average common shares outstanding	32,236,039	31,800,103

Basic loss per common share	$(0.05)	$(0.03)
Diluted loss per common share	$(0.05)	$(0.03)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	3,289,067	4,849,002

13. MAJOR CUSTOMERS

For the three months ended December 31, 2017, revenues from two customers accounted for 31% and 26% of total revenues, respectively, with no other single customer accounting for more than 10% of revenues. At December 31, 2017, accounts receivable from one customer accounted for 42% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended December 31,
	2017	2016
Americas	$6,053,038	$1,622,357
Asia Pacific	1,021,906	984,600
Europe, Middle East and Africa	553,623	334,377
Total Revenues	$7,628,567	$2,941,334

14. SUBSEQUENT EVENTS

On January 18, 2018, the Company acquired all of the issued and outstanding shares of capital stock of Genasys Holdings, S.L. and its subsidiaries (“Genasys”), pursuant to a Stock Purchase Agreement, dated January 18, 2018. Genasys is a leading software provider of advanced location-based mass messaging solutions for emergency warning systems and workforce management. The aggregate consideration paid by the Company was 3.1 million Euros (approximately $3.8 million), including the assumption of 1.2 million Euros (approximately $1.5 million) of debt subject to certain working capital adjustments as outlined in the Stock Purchase Agreement. The acquisition was funded from available cash on hand. The Company is in the initial stages of determining the accounting treatment for the transaction, specifically related to the fair value of acquired tangible and intangible assets, liabilities assumed and the related tax impact.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2017.

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

Overview

Our Company is a leading innovator and manufacturer of acoustic communication systems that control sound from 30° - 360° over short and long distances. By broadcasting audible voice messages and tones with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. We have developed two LRAD® product lines using our proprietary technologies:

• Acoustic Hailing Devices (“AHD’s”), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

• ONE VOICE® Mass Notification Systems(“MNS”), which project 60° - 360° audible broadcasts with industry-leading vocal intelligibility from close range to over 14 square kilometers from a single installation.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. Our AHD's meet stringent military requirements and are packaged in several form factors, from portable, hand held units to permanently installed, remotely operated systems. Through the use of powerful voice commands, prerecorded messages in multiple languages, and warning tones, our AHD's are designed to create large safety zones while determining the intent and influencing the behavior of security threats. We continue to expand our AHD product line to provide a complete range of systems and accessories, including our recently patented XL driver technology, which generates higher audio output in a smaller and lighter form factor. We have incorporated, and plan to continue incorporating, this proprietary technology into our AHD and ONE VOICE products.

Building on the success of our AHD's, we launched our omnidirectional product line. Unlike most siren-based mass notification systems on the market, our ONE VOICE systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, make us more competitive in the large and growing mass notification market.

Our products are designed to meet a broad range of diverse applications including emergency warning and mass notification, fixed and mobile military deployments, maritime, critical infrastructure, perimeter, commercial, border, and homeland security, law enforcement, emergency responder and fire rescue communications, asset protection, and wildlife preservation and control. By selling our industry-leading AHD's and advanced ONE VOICE mass notification systems into over 70 countries, we have created a new worldwide market and a recognized global brand. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Business developments in the fiscal quarter ended December 31, 2017:

●	Received $870,000 in AHD orders for the U.S. Army and U.S. Marine Corps.

●	Announced $1.1 million follow-on AHD order from Southeast Asia for border and maritime security.

●

Received $1.5 million follow-on LRAD 360XT order from one of the largest oil & gas companies in Eurasia. The mobile mass notification systems are being equipped with our solar power option and integrated with a gas detection alarm system.

●	Announced $1.0 million LRAD 500X-RE systems and accessories order for domestic and international U.S. Air Force bases.

Revenues in the first fiscal quarter ended December 31, 2017, were $7.6 million, an increase from $2.9 million in the first fiscal quarter of 2017. The increase in revenues was driven by increases in both AHD and mass notification revenues. AHD revenues increased $2,559,000, or 128%, and mass notification revenues increased $2,074,748, or 297%, compared to the first fiscal quarter of 2017. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales and higher fixed overhead absorption. Operating expenses increased by 16.2% from $2.6 million to $3.0 million in the quarter ended December 31, 2017, primarily due to higher incentive expense accrual based on the Company’s expectation for meeting current year financial goals, computer related expenses and increased salaries and consulting for additional engineering and sales personnel. The first quarter of fiscal 2018 results, reflect a $2.7 million income tax expense including $2.5 million for a decrease to the deferred tax asset due to enactment of the “Tax Cuts and Jobs Act” (the “Act”) on December 22, 2017, which reduces the U.S. federal corporate tax rate to 21% effective January 1, 2018. Primarily as a result of this fiscal 2018 income tax expense, we reported a net loss of $1,683,253 for the quarter, or $0.05 per share, compared to a net loss of $812,680, or $0.03 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD-X directed product line, which we have expanded over the years to service new markets and customers for greater business growth.  We have launched a line of omnidirectional products targeted to meet the needs of the large and growing mass notification market. We believe that we have strong market opportunities for our directional and omnidirectional product offerings within the global government and military sector, as well as increasing commercial applications as a result of continued threats to governments, commerce and law enforcement, and in wildlife preservation and control applications. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our omnidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2018 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the new U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our omnidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2017. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2017 and 2016

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	December 31, 2017		December 31, 2016
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$7,336,025	96.2%	$2,701,959	91.9%	$4,634,066	171.5%
Contract and other	292,542	3.8%	239,375	8.1%	53,167	22.2%
Total revenues	7,628,567	100.0%	2,941,334	100.0%	4,687,233	159.4%

Cost of revenues	3,671,027	48.1%	1,716,824	58.4%	(1,954,203)	(113.8%)
Gross profit	3,957,540	51.9%	1,224,510	41.6%	2,733,030	223.2%

Operating expenses:
Selling, general and administrative	2,188,398	28.7%	1,966,436	66.9%	(221,962)	(11.3%)
Research and development	778,037	10.2%	587,410	19.9%	(190,627)	(32.5%)
Total operating expenses	2,966,435	38.9%	2,553,846	86.8%	(412,589)	(16.2%)

Income (loss) from operations	991,105	13.1%	(1,329,336)	(45.2%)	2,320,441	(174.6%)

Other income	34,530	0.5%	30,128	1.0%	4,402	14.6%

Income (loss) from continuing operations before income taxes	1,025,635	13.4%	(1,299,208)	(44.2%)	2,324,843	(178.9%)
Income tax expense (benefit)	2,708,888	35.5%	(486,528)	(16.5%)	(3,195,416)	na
Net loss	$(1,683,253)	(22.1%)	$(812,680)	(27.6%)	$(870,573)	107.1%

Revenues increased in the current quarter compared to the prior year due to the larger backlog at September 30, 2017 compared to September 30, 2016. Sales improved in the current quarter both AHD (up $2,559,319 or 128%) and MNS (up $2,074,748, or 297%) product lines compared to the prior year. The receipt of orders will often be uneven due to the timing of approvals or budgets. At December 31, 2017, we had aggregate deferred revenue of $437,945 for prepayments from customers in advance of product shipment.

Gross Profit

The increase in gross profit in the current quarter compared to the prior year was primarily due to the higher level of sales, partially offset by an increase in manufacturing overhead expenses to support the increased sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $221,962 over the prior year quarter. This reflects $209,322 higher information technology related expenses, $154,197 higher incentive compensation expense, $81,957 higher salaries, benefits and consulting expense, primarily for business development and $59,885 in increased travel. The increases were offset by a $326,175 decrease in non-cash compensation, primarily due to the prior year non-recurring expense related to a Separation Agreement and General Release related to the departure of the Company’s prior CEO. A new enterprise resource planning software system was implemented in the first quarter of fiscal year 2018 and this rate of expense is not expected to recur in future periods.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended December 31, 2017 and 2016 of $109,322 and $435,497, respectively. The decrease is primarily due to non-recurring expense related to a Separation Agreement and General Release related to the departure of the Company’s prior CEO in the prior year quarter.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased compared to the prior year primarily due to $75,162 for increased product development, $58,609 for salaries and benefits due to increased engineering staff compared to the prior year quarter and $60,405 for bonus accrual.

Included in research and development expenses for the three months ended December 31, 2017 and 2016 was $22,930 and $23,375 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line in 2018 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The increase in net loss compared to the prior year was due to income tax expense for the three months ended December 31, 2017 primarily due to a reduction in the deferred tax asset resulting from the change to the U.S. Corporate income tax rates effective for the calendar year ended December 31, 2018. The additional non-cash expense was partially offset by an increase in gross profit. We recognized an income tax benefit of $486,528 for the three months ended December 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2017 was $15,117,544, compared to $12,803,887 at September 30, 2017 primarily as a result of cash generated from operations. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

Principal factors that could affect our liquidity include:

●	ability to meet sales projections;

●	government spending levels;

●	introduction of competing technologies;

●	product mix and effect on margins;

●	ability to reduce current inventory levels;

●	product acceptance in new markets;

●	value of shares repurchased; and

●	value of dividends declared.

Principal factors that could affect our ability to obtain cash from external sources include:

●	volatility in the capital markets; and

●	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three Months Ended
	December 31,
	2017	2016
Cash provided by:
Operating activities	$1,753,585	$1,428,286
Investing activities	400,554	69,026
Financing activities	159,518	-

Operating Activities

Net loss of $1,683,253 for the three months ended December 31, 2017 was decreased by $2,960,116 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of the “Act”, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $790,635 due to the timing of payments, decreases in prepaid expenses and other of $393,761, an increase in accrued and other liabilities of $311,483, a decrease in other assets of $46,874 and a decrease in accounts receivable of $3,662. Cash used in operating activities included a decrease in payroll and related of $1,023,538 primarily for payment of incentive compensation earned in fiscal 2017, an increase in inventory of $43,001 and warranty settlements of $3,154.

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

We had accounts receivable of $5,678,220 at December 31, 2017, compared to $5,681,882 at September 30, 2017. The level of trade accounts receivable at December 31, 2017 represented approximately 68 days of revenues compared to 70 days of revenues at September 30, 2017 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2017. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31 and September 30, 2017, our working capital was $26,485,964 and $25,412,106 respectively. The increase in working capital was primarily due to cash generated from operations.

Investing Activities

In the three months ended December 31, 2017, we decreased our holding of short and long-term marketable securities by $454,721, compared to sales of $84,610 in the three months ended December 31, 2016.

We also use cash in investing activities primarily for the purchase of tooling, computer equipment and software, and investment in new or existing patents. Cash used in investing activities for tooling and patents was $54,167 and $15,584 for the three months ended December 31, 2017 and 2016, respectively. We anticipate some additional expenditures for equipment during the balance of fiscal year 2018.

Financing Activities

In the three months ended December 31, 2017, cash provided from the exercise of stock options was $159,518. In the three months ended December 31, 2016, we had no cash from financing activities.

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. There were no shares repurchased during the quarters ended December 31, 2017 and 2016, respectively. At December 31, 2017, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our condensed consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Dennis D. Klahn, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer and Dennis D. Klahn, Principal Financial Officer.*

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

LRAD CORPORATION

Date: February 8, 2018	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)