Form 10-Q
period 2018-03-31
LRAD Corp
filed 2018-05-18
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 11, 2018 was 32,394,288 .

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	September 30,
	(Unaudited)	2017

ASSETS
Current assets:
Cash and cash equivalents	$12,732,882	$12,764,421
Short-term marketable securities	4,063,109	4,359,542
Restricted cash	363,745	39,466
Accounts receivable, net	5,718,396	5,681,882
Inventories, net	5,443,342	5,257,234
Prepaid expenses and other	845,831	983,322
Total current assets	29,167,305	29,085,867

Long-term marketable securities	991,178	711,124
Deferred tax assets, net	5,463,661	8,331,000
Long-term restricted cash	104,146	-
Property and equipment, net	483,467	509,603
Goodwill	2,603,687	-
Intangible assets, net	1,833,847	55,689
Other assets	242,196	164,517
Total assets	$40,889,487	$38,857,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,890,427	$1,112,366
Accrued liabilities	3,414,362	2,561,395
Notes payable, current portion	896,317	-
Total current liabilities	6,201,106	3,673,761
Notes payable, less current portion	269,231	-
Total liabilities	6,470,337	3,673,761
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,394,288 and 32,158,436 shares issued and outstanding, respectively	322	322
Additional paid-in capital	88,426,807	87,956,839
Accumulated deficit	(53,994,197)	(52,771,853)
Accumulated other comprehensive loss	(13,782)	(1,269)
Total stockholders' equity	34,419,150	35,184,039
Total liabilities and stockholders' equity	$40,889,487	$38,857,800

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues:
Product sales	$7,125,258	$5,471,613	$14,461,283	$8,173,572
Contract and other	743,190	270,778	1,035,732	510,154
Total revenues	7,868,448	5,742,391	15,497,015	8,683,726
Cost of revenues	3,832,468	2,808,546	7,503,494	4,525,370

Gross profit	4,035,980	2,933,845	7,993,521	4,158,356

Operating expenses:
Selling, general and administrative	2,517,891	1,893,045	4,706,289	3,859,480
Research and development	913,935	605,239	1,691,972	1,192,650
Total operating expenses	3,431,826	2,498,284	6,398,261	5,052,130

Income (loss) from operations	604,154	435,561	1,595,260	(893,774)

Other income	15,205	32,074	49,735	62,202

Income (loss) before income taxes	619,359	467,635	1,644,995	(831,572)
Income tax expense (benefit)	158,451	169,285	2,867,339	(317,243)
Net income (loss)	$460,908	$298,350	$(1,222,344)	$(514,329)

Net income (loss) per common share - basic and diluted	$0.01	$0.01	$(0.04)	$(0.02)
Weighted average common shares outstanding: - basic and diluted
Basic	32,275,647	31,800,103	32,212,286	31,800,103
Diluted	33,299,206	31,863,902	32,212,286	31,800,103

See accompanying notes

LRAD Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017

Net income (loss)	$460,908	$298,350	$(1,222,344)	$(514,329)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities, net of tax	(8,837)	4,332	(16,868)	(1,978)
Unrealized foreign currency gain, net of tax	4,355	-	4,355	-
Comprehensive income (loss)	$456,426	$302,682	$(1,234,857)	$(516,307)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2018	2017
Operating Activities:
Net (loss)	$(1,222,344)	$(514,329)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193,809	62,834
Warranty provision	12,361	111,369
Inventory obsolescence	85,435	(181,486)
Share-based compensation	284,250	642,151
Deferred income taxes	2,867,339	(317,243)
Changes in operating assets and liabilities:
Accounts receivable, net	389,434	168,183
Inventories, net	(271,543)	(174,720)
Prepaid expenses and other	174,589	(101,304)
Other assets	(60,614)	133,188
Accounts payable	502,933	707,549
Accrued and other liabilities	(56,313)	521,375
Net cash provided by operating activities	2,899,336	1,057,567

Investing Activities:
Purchases of marketable securities	(2,402,346)	(1,773,530)
Proceeds from maturities of marketable securities	2,401,856	1,874,823
Capital expenditures	(90,135)	(57,473)
Patent costs paid	-	(4,286)
Purchase of Genasys, net of cash and restricted cash acquired	(2,246,545)	-
Net cash (used in) provided by investing activities	(2,337,170)	39,534

Financing Activities:
Proceeds from exercise of stock options	185,718	-
Proceeds from issuance of unsecured promissory notes	63,144	-
Payments on unsecured promissory notes	(414,477)	-
Net cash used in financing activities	(165,615)	-
Effect of foreign exchange rate on cash	335	-
Net increase in cash, cash equivalents and restricted cash	396,886	1,097,101
Cash, cash equivalents and restricted cash, beginning of period	12,803,887	13,466,711
Cash, cash equivalents and restricted cash, end of period	$13,200,773	$14,563,812

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:

Cash and cash equivalents	$12,732,882	$14,524,346
Restricted cash, current portion	363,745	39,466
Long-term restricted cash	104,146	-
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$13,200,773	$14,563,812

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six months ended
	March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$9,186	$-

Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(16,868)	$(1,978)

Business combinations accounted for as a purchase:
Fair value of assets acquired	$5,520,504	$-
Cash paid or payable	(3,011,439)	-
Liabilities assumed	$2,509,065	$-

See accompanying notes

LRAD Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging solutions for emergency warning and workforce management. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products and mass messaging solutions are in North and South America, Europe, Middle East and Asia.

On January 18, 2018, the Company acquired all of the issued and outstanding shares of capital stock of Genasys Holdings, S.L. and its subsidiaries (“Genasys”), pursuant to a Stock Purchase Agreement, dated January 18, 2018. Genasys is a leading software provider of advanced location-based mass messaging solutions for emergency warning systems and workforce management. See Note 4 for additional information about this transaction.

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

Principles of Consolidation

The Company has four wholly owned subsidiaries, Genasys Holding, S.L. and Genasys II Spain, S.A.U. and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"), which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the six months ended March 31, 2018, the increase in restricted cash resulted primarily from restricted cash balances included in the assets acquired in the acquisition of Genasys, as described in Note 4. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The guidance was effective for the Company in the first quarter of fiscal 2018. The adoption of this standard resulted in the recognition of $1.1 million of gross deferred tax assets related to the historical excess tax benefits from stock-based compensation that was not previously included in deferred tax assets and a corresponding increase in the Company’s valuation allowance.

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

4. ACQUISITIONS

On January 18, 2018, the Company completed its acquisition of Genasys pursuant to a Stock Purchase Agreement. Genasys, headquartered in Madrid, Spain, is a leading software provider of advanced, location-based mass messaging solutions for emergency warning systems and workforce management. Genasys has 16 employees based primarily in Spain.

The Company believes the combination of Genasys’ mass messaging solutions and software development capabilities will enable the Company to enhance existing product offerings through integrated mass messaging solutions as well as provide growth opportunities in new markets. Genasys’ operating results were included in the Company’s consolidated financial statements beginning January 18, 2018 and include $415,000 in net sales and net operating income of $25,000, through March 31, 2018.

The preliminary acquisition consideration consisted of the following:

Cash paid	$2,826,189
Acquisition escrow liability	185,250
Total consideration	$3,011,439

As of March 31, 2018, the acquisition consideration is subject to change upon finalization of net working capital and other adjustments. Net working capital adjustments will be settled during the three months ended June 30, 2018. The cash portion of the purchase price was funded from cash on hand. The Company incurred $237,345 in acquisition expenses related to this transaction, through March 31, 2018. These expenses were recorded in selling, general, and administrative expenses in the consolidated statement of operations as follows: $151,313 in the second quarter of fiscal 2018, $45,016 in the first quarter of fiscal 2018 and $41,016 in the fourth quarter of fiscal 2017.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is preliminary as of March 31, 2018. The purchase price allocation is subject to change based upon the final determination of fair value estimates of certain assets acquired and liabilities assumed. Based on the fair value estimates, the purchase price for Genasys has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired
Cash and restricted cash acquired	$579,644
Accounts receivable	426,940
Fixed assets	5,712
Intangible assets	1,850,000
Goodwill	2,603,688
Other assets	54,520
Total assets acquired	5,520,504

Liabilities assumed
Accounts payable	275,653
Accrued expenses and other liabilities	315,817
Severance obligation	397,558
Debt	1,520,037
Total liabilities assumed	2,509,065
Net assets acquired	$3,011,439

The estimated fair value of identifiable intangible assets acquired, and their estimated useful lives are as follows:

	Fair Value	Useful Lives (in years)
Technology	$690,000	7
Customer relationships	660,000	7
Trade name portfolio	240,000	5
Non-compete agreements	260,000	3
	$1,850,000

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 6 years.

The goodwill for Genasys is attributable to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Goodwill from the Genasys acquisition will not be deductible for tax purposes.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and six months ended March 31, 2018 and 2017, respectively, as if Genasys had been acquired as of the beginning of fiscal year 2017. Pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net revenues	$8,042,879	$6,034,248	$16,222,894	$9,474,427
Net income	529,094	276,048	(1,081,478)	(788,438)
Basic and diluted earnings per share	$0.02	$0.01	$(0.03)	$(0.02)

The following is a reconciliation of actual net revenue and net income to pro forma net revenue and net income:

	Three months ended March 31,
	2018		2017
	Net revenues	Net income	Net revenues	Net income
LRAD actual results	$7,453,794	$384,516	$5,742,391	$298,350
Genasys actual results	589,085	89,727	291,857	79,067
Pro Forma adjustments	-	54,851	-	(101,369)
Pro forma results	$8,042,879	$529,094	$6,034,248	$276,048

	Six months ended March 31,
	2018		2017
	Net revenues	Net income	Net revenues	Net income
LRAD actual results	$15,082,361	$(1,298,736)	$8,683,726	$(514,329)
Genasys actual results	1,140,533	126,844	790,701	(172,740)
Pro Forma adjustments	-	90,414	-	(101,369)
Pro forma results	$16,222,894	$(1,081,478)	$9,474,427	$(788,438)

The following table identifies the pro forma adjustments:

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Acquisition costs	$151,313	$-	$196,329	$-
Depreciation and amortization costs	(81,881)	(163,762)	(81,881)	(163,762)
Tax effect of adjustments	(14,581)	62,393	(24,034)	62,393
Pro forma adjustmenst	$54,851	$(101,369)	$90,414	$(101,369)

 5. GOODWILL AND INTANGIBLE ASSETS

During the three months ended March 31, 2018, the Company recorded intangible assets of $1,850,000 and goodwill of $2,603,687 in connection with the acquisition of Genasys, as described in Note 4.

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The Company will assess the impairment of identifiable amortized intangible assets when events and circumstances indicate the carrying value of the assets might not be recoverable.

The goodwill attributable to the acquisition of Genasys is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Subsequent to the measurement period, the Company will periodically review goodwill for impairment in accordance with ASC Topic 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Assets for Impairment”.

The Company’s intangible assets consist of the following:

	March 31, 2018			September 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$690,000	$(20,536)	$669,464	$-	$-	$-
Customer relationships	660,000	(19,642)	640,358	-	-	-
Trade name portfolio	240,000	(10,000)	230,000	-	-	-
Non-compete agreements	260,000	(18,056)	241,944	-	-	-
Patents	108,247	(56,166)	52,081	108,247	(52,558)	55,689
	$1,958,247	$(124,400)	$1,833,847	$108,247	$(52,558)	$55,689

The amortization expense for the three months ended March 31, 2018 and 2017 was $70,038 and $1,859, respectively. The amortization expense for the six months ended March 31, 2018 and 2017 was $71,842 and $3,681, respectively.

Estimated Future Amortization Expense Years Ended September 30,
2018 (April 1, 2018 through September 30, 2018)	$166,689
2019	333,771
2020	333,448
2021	271,771
2022	246,363
Thereafter	481,805
Total estimated amortization expense	$1,833,847

6. FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of March 31, 2018 or September 30, 2017. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2018 and September 30, 2017.

	March 31, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$98,539	$-	$98,539	$98,539	$-	$-

Level 2:
Certificates of deposit	$936,952	$-	$936,952	$-	$437,952	$499,000
Municipal securities	85,626	(168)	85,459	-	85,459	-
Corporate bonds	4,049,846	(17,970)	4,031,876	-	3,539,698	492,178
Subtotal	5,072,424	(18,138)	5,054,287	-	4,063,109	991,178

Total	$5,170,963	$(18,138)	$5,152,826	$98,539	$4,063,109	$991,178

	September 30, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$55,257	$-	$55,257	$55,257	$-	$-

Level 2:
Certificates of deposit	2,436,647	-	2,436,647	-	1,937,647	499,000
Municipal securities	25,315	(12)	25,303	-	25,303	-
Corporate bonds	2,609,973	(1,257)	2,608,716	-	2,396,592	212,124
Subtotal	5,071,935	(1,269)	5,070,666	-	4,359,542	711,124

Total	$5,127,192	$(1,269)	$5,125,923	$55,257	$4,359,542	$711,124

7. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2018	2017
Raw materials	$5,135,966	$3,784,935
Finished goods	417,587	1,742,960
Work in process	393,756	147,871
Inventories, gross	5,947,309	5,675,766
Reserve for obsolescence	(503,967)	(418,532)
Inventories, net	$5,443,342	$5,257,234

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2018	2017
Office furniture and equipment	$1,296,249	$1,093,502
Machinery and equipment	1,067,802	994,157
Leasehold improvements	76,138	76,138
Property and equipment, gross	2,440,189	2,163,797
Accumulated depreciation	(1,956,722)	(1,654,194)
Property and equipment, net	$483,467	$509,603

	Six months ended
	March 31,
	2018	2017
Depreciation expense	$121,967	$59,153

9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2018	2017

Payroll and related	$1,214,039	$1,870,579
Deferred revenue	1,028,497	268,580
Accrued contract costs	474,068	197,034
Severance	327,937	-
Acquisition escrow liability	185,250	-
Warranty reserve	169,204	179,101
Deferred rent	15,367	46,101
Total	$3,414,362	$2,561,395

Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Beginning balance	$188,308	$353,938	$179,101	$356,984
Warranty provision	-	101,673	12,361	111,369
Warranty settlements	(19,104)	(6,470)	(22,258)	(19,212)
Ending balance	$169,204	$449,141	$169,204	$449,141

Accrued contract costs

The Company has contracted with a third-party service provider to administer the required services under the terms of a repair and maintenance agreement with a foreign military. This payment is made in arrears for each contract year ended March 26.

10. INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Subsequently, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period not to exceed one year from the enactment date.  Accordingly, the Company remeasured its deferred tax assets on a provisional basis based on the rates at which they are expected to be realized in the future, which is generally 21%, resulting in a decrease to the Company’s net deferred tax assets of $2,474,000 during the quarter ended December 31, 2017. The Company will continue to analyze certain aspects of the Act and refine its calculations as appropriate during the measurement period, which could affect the measurement of these balances.

For the six months ended March 31, 2018, the Company recorded income tax expense of $393,339 reflecting an effective tax rate of 25.1% and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax assets as a result of tax reform. For the six months ended March 31, 2017, the Company recorded an income tax benefit of $317,243 reflecting an effective tax rate of 38.1%.  For the six months ended March 31, 2018, when compared to the same period in 2017, the decrease in the effective tax rate was primarily attributable to the decrease in Federal statutory tax rate due to tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

11. DEBT

In connection with the acquisition of Genasys, as described in Note 4, the Company acquired certain debts of Genasys. The carrying value of the acquired debt approximates fair value. The components of the acquired debt consisted of the following as of March 31, 2018:

Loans with Governmental Agencies (1)	$847,215
Revolving Credit Facilities (2)	198,850
Term Loans (3)	119,483
Total debt	1,165,548
Less current portion	(896,317)
Total long-term debt	$269,231

(1)

Loans with governmental agencies represents debt granted by ministries within Spain and the European Union for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of March 31, 2018 are as follows:

Agency	Due Date	Interest Rate	Principal
Ministry of Industry, Tourism, and Commerce	December 31, 2018	0.53%	$73,865	a
Ministry of Industry, Tourism, and Commerce	December 31, 2019	0.51%	107,933	b
Ministry of Industry, Tourism, and Commerce	January 31, 2020	3.95%	94,634	c
Ministry of Science and Innovation	February 2, 2022	0.00%	74,136
Ministry of Science and Innovation	February 2, 2024	0.00%	296,440	d
Center for Development of Industrial Technology	March 31, 2021	0.00%	94,306
European Union Agency for Network and Information Security	October 28, 2018	2.95%	105,902
			$847,215

a.	This loan is secured by $26,113 of cash pledged as collateral by Genasys. This amount is included in restricted cash at March 31, 2018. The cash will be released upon repayment of the loan.
b.

This loan is secured by $40,373 of cash pledged as collateral by Genasys, which represents 25% of the original principal received. This amount is included in restricted cash at March 31, 2018. The cash will be released upon repayment of the loan.

c.

This loan is secured by $63,774 of cash pledged as collateral by Genasys, which represents 35% of the original principal received. This amount is included in restricted cash at March 31, 2018. The cash will be released upon repayment of the loan.

d.

This loan is secured by $296,440 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash at March 31, 2018. The Company expects the Ministry of Science and Innovation to declare the terms of the loan satisfied within fiscal year 2018, and that the outstanding balance of the loan will be paid in full during fiscal year 2018. Accordingly, this has been included in the current portion of notes payable as of March 31, 2018.

(2)	Revolving credit facilities were used by Genasys to meet short-term operating needs. Revolving credit facilities as of March 31, 2018 are as follows:

Description	Interest Rate	Principal
Revolving Credit Facility A	3.50%	$58,092
Revolving Credit Facility B	3.95%	60,811
Revolving Credit Facility C	3.00%	60,199
Other Revolving Credit Facilities	4.20%	19,748
		$198,850

Borrowing under Revolving Credit Facilities A, B, and C are up to a maximum of €50,000 (approximately $61,600). These revolving credit facilities mature during the three months ended June 30, 2018. The Other Revolving Credit Facilities were used by Genasys to fund local tax payments and mature during the three months ended June 30, 2018.

(3)	Term Loans as of March 31, 2018 are as follows:

Description	Due Date	Interest Rate	Principal
Term Loan A	October 20, 2018	4.80%	$12,681
Term Loan B	May 27, 2019	Variable	18,549
Term Loan C	June 20, 2019	4.29%	39,951
Term Loan D	July 12, 2020	Variable	48,302
			$119,483

Term Loan A is an unsecured 4.80% fixed rate loan due in October 2018 issued to fund the working capital needs of Genasys. There is a prepayment penalty of 3% of the outstanding balance. Principal and interest payments are payable on the 20th of each month.

Term Loan B is an unsecured variable rate loan due in May 2019 issued to fund the working capital needs of Genasys. The interest rate is Euribor +3.5%. There are no prepayment penalties. Principal and interest payments are payable on the 27th of each month.

Term Loan C is an unsecured fixed rate loan due in June 2019 issued to fund the working capital needs of Genasys. There is no prepayment penalty. Principal and interest payments are due on the 20th of each month.

Term Loan D is an unsecured variable rate loan due in July 2020 issued to fund the working capital needs of Genasys. There is a prepayment penalty of 0.5% of the outstanding balance. The interest rate is fixed at 2.44% until July 2018 at which point the interest rate becomes Euribor +2.44%. Principal and interest payments are due on the 12th of each month.

The following is a schedule of future annual payments as of March 31, 2018:

April 2018-March 2019	$896,317
April 2019-March 2020	173,035
April 2020-March 2021	48,796
April 2021-March 2022	47,400
April 2022-March 2023	-
Thereafter	-
Total	$1,165,548

The Company has pledged $428,425 of cash as collateral against debt. This restricted cash amount is included in restricted cash and long-term restricted cash as of March 31, 2018.

The Company recorded $9,815 in interest expense for the three months and six months ended March 31, 2018 in the condensed consolidated statements of income in connection with the above referenced debt.

12. COMMITMENTS AND CONTINGENCIES

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

Bonus Plan

The Company has incentive bonus plans for fiscal year 2018 designed to motivate its key employees to achieve the Company’s financial objectives. All of the Company’s key employees are entitled to participate in the incentive plans. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 25% to 75% of base salary and a bonus payment may be made at three levels, including at 50% of Target, at 100% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2018 metrics, including product bookings, net revenues, operating income and operating cash flow. Included in such calculation is the cost of the incentive plan. During the six months ended March 31, 2018 and 2017, the Company accrued $738,543 and $379,080, respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

Acquisition Escrow Liability

In connection with the acquisition of Genasys the Company recorded an escrow liability of $185,250, as described in Note 4.  This liability is based on a working capital target and may be payable to the former shareholders of Genasys.  The Company has not completed its final evaluation of this measurement as of March 31, 2018.  The Company expects this analysis to be completed by June 30, 2018.

13. SHARE-BASED COMPENSATION

Equity Incentive Plans

At March 31, 2018, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2018, there were options outstanding covering 2,193,502 and 2,279,315 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the six months ended March 31, 2018:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding October 1, 2017	4,663,502	$2.16
Granted	3,500	$2.21
Forfeited/expired	(83,333)	$2.84
Exercised	(110,852)	$1.68
Outstanding March 31, 2018	4,472,817	$2.15
Exercisable March 31, 2018	3,298,533	$2.23

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2024 with an average life of 3.0 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2018 was $1,242,236 and $990,806, respectively.

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

Restricted Stock Units

During the quarter ended December 31, 2016, the Board of Directors approved the grant of 25,000 restricted stock units (“RSUs”) to each of the Company’s non-employee directors, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These RSUs were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and vested on the first anniversary of the 2016 Annual Meeting of Stockholders, which was May 17, 2017. As a result of the stockholders approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders on March 14, 2017, the RSUs previously granted were made effective at a market value of $197,500 and were expensed on a straight line basis through the May 17, 2017 vest date.

On March 14, 2017, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which will be expensed on a straight line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which will be expensed on a straight line basis through the March 20, 2019 vest date. Also during the quarter, 93,330 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three year life of the grants.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Cost of revenues	$5,047	$5,874	$11,256	$11,751
Selling, general and administrative	120,133	148,600	229,455	584,097
Research and development	20,609	22,928	43,539	46,303
Total	$145,789	$177,402	$284,250	$642,151

The employee stock options granted in the six months ended March 31, 2018 and 2017 had a weighted-average estimated fair value of $0.89 per share and $0.71 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Six months ended
	March 31,
	2018	2017
Volatility	45.4%	47.5%	-	53.7%
Risk-free interest rate	2.2%	1.7%	-	2.0%
Forfeiture rate	10.0%		10.0%
Dividend yield	0.0%		0.0%
Expected life in years	4.6	3.8	-	4.6

The Company did not declare a dividend for the six-month periods ended March 31, 2018 and 2017. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of March 31, 2018, there was approximately $900,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.9 years.

14. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances, September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	284,250	-	-	284,250
Issuance of common stock upon exercise of stock options, net	110,852	-	185,718			185,718
Issuance of common stock upon vesting of restricted stock units	125,000	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(12,513)	(12,513)
Net loss	-	-	-	(1,222,344)		(1,222,344)
Balances, March 31, 2018	32,394,288	$322	$88,426,807	$(53,994,197)	$(13,782)	$34,419,150

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. There were no shares repurchased during the six-month periods ended March 31, 2018 and 2017 respectively. At March 31, 2018, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018. At March 31, 2018, $3.9 million is available for share repurchase under this program.

Dividends

There were no dividends declared in the six months ended March 31, 2018 and 2017.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$460,908	$298,350	$(1,222,344)	$(514,329)

Denominator:
Weighted average common shares outstanding - basic and diluted	32,275,647	31,800,103	32,212,286	31,800,103
Assumed exercise of dilutive options and warrants	1,023,559	63,799	-	-
Weighted average dilutive shares outstanding	33,299,206	31,863,902	32,212,286	31,800,103

Basic income (loss) per common share - basic and diluted	$0.01	$0.01	$(0.04)	$(0.02)
Diluted income (loss) per common share	$0.01	$0.01	$(0.04)	$(0.02)

Potentially dilutive securities outstanding at period end excluded from the diluted computation as the inclusion would have been antidilutive:
Options	1,766,250	3,061,836	2,706,567	2,989,836
Restricted stock units	218,330	250,000	218,330	250,000
Total	1,984,580	3,311,836	2,924,897	3,239,836

16. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware and Software and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures:

	Three Months Ended	Six Months Ended
	March 31, 2018	March 31, 2018
Revenues from external customers
LRAD	$7,453,794	$15,082,361
Genasys	414,654	414,654
	$7,868,448	$15,497,015

Intercompany revenues
LRAD	$-	$-
Genasys	89,818	89,818
	$89,818	$89,818

Segment Operating Income
LRAD	$579,498	$1,570,604
Genasys	24,656	24,656
	$604,154	$1,595,260

Other expenses:
Depreciation and amortization expense
LRAD	$(64,660)	$(124,765)
Genasys	(69,044)	(69,044)
	$(133,704)	$(193,809)

Interest expense
LRAD	$-	$-
Genasys	(9,815)	(9,815)
	$(9,815)	$(9,815)

Income tax expense
LRAD	$(158,451)	$(2,867,339)
Genasys	-	-
	$(158,451)	$(2,867,339)

	March 31, 2018	September 30, 2017
Long-lived assets:
LRAD	$527,872	$565,292
Genasys	4,393,129	-
Total	$4,921,001	$565,292

Total Assets
LRAD	$35,471,343	$38,857,800
Genasys	5,418,144	-
Total	$40,889,487	$38,857,800

17. MAJOR CUSTOMERS

For the three months ended March 31, 2018, revenues from three customers accounted for 40%, 15% and 14% of total revenues, and for the six months ended March 31, 2018 revenues from two customers accounted for 33% and 16% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2018, accounts receivable from one customer accounted for 56% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2017, revenues from two customers accounted for 23% and 11% of total revenues, and for the six months ended March 31, 2017 revenues from two customers accounted for 15% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2017, accounts receivable from three customers accounted for 41%, 24% and 14% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Americas	$5,051,072	$2,099,151	$11,104,110	$3,721,509
Asia Pacific	2,255,856	2,923,825	3,277,762	3,908,425
Europe, Middle East and Africa	561,520	719,415	1,115,143	1,053,792
Total Revenues	$7,868,448	$5,742,391	$15,497,015	$8,683,726

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Company is a leading innovator and manufacturer of acoustic communication systems that control sound from 30° - 360° over short and long distances. By broadcasting audible voice messages and tones with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. We have developed two LRAD® product lines using our proprietary technologies:

•	Acoustic Hailing Devices (“AHDs”), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

•

ONE VOICE® Mass Notification Systems(“MN systems”), which project 60° - 360° audible broadcasts with industry-leading vocal intelligibility from close range to over 14 square kilometers from a single installation.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. Our AHDs meet stringent military requirements and are packaged in several form factors, from portable, hand held units to permanently installed, remotely operated systems. Through the use of powerful voice commands, prerecorded messages in multiple languages, and warning tones, our AHDs are designed to create large safety zones while determining the intent and influencing the behavior of security threats. We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories, including our recently patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our AHD and ONE VOICE products.

Building on the success of our AHDs, we launched our multidirectional product line. Unlike most siren-based mass notification systems on the market, our ONE VOICE systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, make us more competitive in the large and growing mass notification market.

Our products are designed to meet a broad range of diverse applications including emergency warning and mass notification, fixed and mobile military deployments, maritime, critical infrastructure, perimeter, commercial, border, and homeland security, law enforcement, emergency responder and fire rescue communications, asset protection, and wildlife preservation and control. By selling our industry-leading AHDs and advanced ONE VOICE MN systems into over 70 countries, we have created a new worldwide market and a recognized global brand. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Business developments in the fiscal quarter ended March 31, 2018:

●	Received $895,000 in follow-on AHD orders for public safety in the Asia Pacific region.
●	Announced over $1.0 million in AHD orders for defense, public safety, and off-shore security from Southeast Asia.
●	Acquired Genasys Holding S.L., a location-based mass messaging and mobile alert solutions provider for emergency warning and workforce management.
●	Received a $1.0 million AHD order from an international defense department.
●	Announced $1.0 million in orders for AHDs, accessories, and spare parts from the U.S. Military and U.S. State Department.

On January 18, 2018, the Company completed its acquisition of Genasys Holdings, S.L. and its subsidiaries (“Genasys”) for approximately $3.0 million (€2.4 million) paid or payable in cash and the assumption of approximately $1.5 million (€1.2 million) of debt. Genasys, headquartered in Madrid, Spain, is a leading software provider of advanced, location-based mass messaging solutions for emergency warning systems and workforce management. Genasys had sales of approximately $2.1 million (€1.9 million) for its year ended December 31, 2017 and has approximately 16 employees based primarily in Spain.

The Company believes the combination of Genasys’ mass messaging solutions and software development capabilities will enable the Company to enhance existing product offerings through integrated mass messaging solutions as well as provide growth opportunities in new markets. The results of Genasys’ operations were included in the Company’s consolidated financial statements beginning January 18, 2018.

Revenues in the second fiscal quarter ended March 31, 2018, were $7.9 million, an increase from $5.7 million in the second fiscal quarter of 2017. The increase in revenues was driven by a significant increase in AHD revenue and the addition of Genasys in 2018, offset by a decrease in mass notification revenues. AHD revenues increased $3,515,640, or 97%, and Genasys contributed $414,654 in revenue, however, mass notification revenue decreased $1,804,237, or 85%, compared to the second fiscal quarter of 2017. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales and higher fixed overhead absorption. Operating expenses increased 37.4% from $2.5 million to $3.4 million in the quarter ended March 31, 2018, primarily due to the addition of Genasys operating expenses, acquisition related expenses, increased payroll related expenses for additional engineering and sales personnel, higher incentive expense accrual based on the Company’s expectation for meeting current year financial goals, travel and related expenses, and computer related expenses. The second quarter of fiscal 2018 results, reflect a $158,000 income tax expense which is a non-cash charge that reduces the balance of the deferred tax asset. We reported net income of $460,908 for the quarter, or $0.01 per share, compared to net income of $298,350, or $0.01 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our AHD and MN systems product lines, which we have expanded over the years to service new markets and customers for greater business growth.  We believe that we have strong market opportunities for our directional and multidirectional product offerings within the mass notification, defense, law enforcement, fire rescue, public safety, maritime, homeland security, critical infrastructure security, asset protection, and wildlife control and protection business sectors. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our multidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2018 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the new U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our multidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three months ended
	March 31, 2018		March 31, 2017
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$7,125,258	90.6%	$5,471,613	95.3%	$1,653,645	30.2%
Contract and other	743,190	9.4%	270,778	4.7%	472,412	174.5%
Total revenues	7,868,448	100.0%	5,742,391	100.0%	2,126,057	37.0%

Cost of revenues	3,832,468	48.7%	2,808,546	48.9%	(1,023,922)	(36.5%)
Gross profit	4,035,980	51.3%	2,933,845	51.1%	1,102,135	37.6%

Operating Expenses:
Selling, general and administrative	2,517,891	32.0%	1,893,045	33.0%	(624,846)	(33.0%)
Research and development	913,935	11.6%	605,239	10.5%	(308,696)	(51.0%)
Total operating expenses	3,431,826	43.6%	2,498,284	43.5%	(933,542)	(37.4%)

Income from operations	604,154	7.7%	435,561	7.6%	168,593	38.7%

Other Income	15,205	0.2%	32,074	0.6%	(16,869)	(52.6%)

Income before income taxes	619,359	7.9%	467,635	8.2%	151,724	32.4%
Income tax expense	158,451	2.0%	169,285	2.9%	10,834	6.4%
Net income	$460,908	5.9%	$298,350	5.2%	$162,558	54.5%

Revenues increased in the current quarter compared to the prior year due to the larger backlog at December 31, 2017 compared to December 31, 2016 and the addition of $414,654 of Genasys sales in the 2018 fiscal quarter. Sales improved in the current quarter for the AHD product line (up $3,515,640 or 97%) but were lower for the MN systems product line (down $1,804,237, or 85%) compared to the prior year quarter. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2018, we had aggregate deferred revenue of $1,028,497 for prepayments from customers in advance of product shipment and software support agreements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $624,846 over the prior year quarter. This reflects increases of $285,200 from Genasys operations, $169,199 for salaries/benefits/consultants, $130,137 higher professional services (largely acquisition related), $124,835 for information technology related expenses and $102,362 in travel and related expenses. This was offset by a $221,829 decrease in commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended March 31, 2018 and 2017 of $120,133 and $148,600, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $308,696 compared to the prior year primarily due to $159,479 for salaries and benefits due to increased engineering staff compared to the prior year quarter and $142,898 for increased product development and product testing.

Included in research and development expenses for the three months ended March 31, 2018 and 2017 was $20,609 and $22,928 of non-cash share-based compensation costs, respectively.

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

Net Income

The $162,558 increase in net income in the fiscal year 2018 second quarter was primarily due to the higher gross profits realized from increased sales in the 2018 quarter and a lower effective tax rate in 2018. Non-cash income tax expense of $158,451 and $169,285 was recognized in the three months ended March 31, 2018 and 2017, respectively.

Comparison of Results of Operations for the Six Months Ended March 31, 2018 and 2017

Revenues

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six months ended
	March 31, 2018		March 31, 2017
		% of Total		% of Total	Fav(Unfav)
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues:
Product sales	$14,461,283	93.3%	$8,173,572	94.1%	$6,287,711	76.9%
Contract and other	1,035,732	6.7%	510,154	5.9%	525,578	103.0%
Total revenues	15,497,015	100.0%	8,683,726	100.0%	6,813,289	78.5%

Cost of revenues	7,503,494	48.4%	4,525,370	52.1%	(2,978,124)	(65.8%)
Gross profit	7,993,521	51.6%	4,158,356	47.9%	3,835,165	92.2%

Operating expenses:
Selling, general and administrative	4,706,289	30.4%	3,859,480	44.5%	(846,809)	(21.9%)
Research and development	1,691,972	10.9%	1,192,650	13.6%	(499,322)	(41.9%)
Total operating expenses	6,398,261	41.3%	5,052,130	58.1%	(1,346,131)	(26.6%)

Income (loss) from operations	1,595,260	10.4%	(893,774)	(10.3%)	2,489,034	278.5%

Other income	49,735	0.3%	62,202	0.7%	(12,467)	(20.0%)

Income (loss) before income taxes	1,644,995	10.6%	(831,572)	(9.6%)	2,476,567	297.8%
Income tax expense (benefit)	2,867,339	18.5%	(317,243)	(3.7%)	(3,184,582)	(1003.8%)
Net loss	$(1,222,344)	(7.9%)	$(514,329)	(5.9%)	$(708,015)	(137.7%)

Revenues increased 79% for the year-to-date period ended March 31, 2018 compared to the prior year, due to the larger backlog at September 30, 2017 compared to September 30, 2016 and the addition of $414,654 of Genasys sales in the first six months of fiscal 2018. Sales increased in the current year six months for both AHD (up $6,103,098 or 104%) and MN systems (up $295,659, or 10%) product lines compared to the prior year. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2018, we had aggregate deferred revenue of $1,028,497 for prepayments from customers in advance of product shipment and software support agreements.

Gross Profit

The increase in gross profit in the six months ended March 31, 2018 was primarily due to increased sales volume and better product mix, partially offset by an increase in manufacturing overhead expenses, primarily due to increased freight, salaries and benefits, computer related expenses and depreciation expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $846,809 in the six months ended March 31, 2018 compared to the prior year period. As a percentage of sales, however, selling, general and administrative expense decreased to 30.4% for the six months ended March 31, 2018 compared to 44.5% in the prior year period. The increase in selling, general and administrative expenses is primarily due to $334,073 for information technology related expenses, $250,170 in higher incentive compensation, acquisition related costs of $196,330, $162,246 in higher travel and related expenses and $285,200 of Genasys expenses for selling and administrative purposes. This was partially offset by $215,144 in lower commissions and a $354,642 decrease in non-cash share-based compensation expense, primarily due to non-recurring expense for separation costs related to the departure of the Company’s prior chief executive officer.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2018 and 2017 of $229,455 and $584,097, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $499,322 compared to the prior year, primarily due to $278,494 for salaries and benefits for additional engineers hired since March 31, 2017 and $218,467 for product development and product testing activities.

Included in research and development expenses for the six months ended March 31, 2018 and 2017 was $43,539 and $46,303 of non-cash share-based compensation costs, respectively.

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

Net Loss

The increase in net loss compared to the prior year was due to income tax expense for the six months ended March 31, 2018, related to a reduction to the deferred tax asset resulting from the change to the U.S. Corporate income tax rates effective for the calendar year ended December 31, 2018. This was partially offset by the larger revenue and gross margin for the six months ended March 31, 2018 compared to prior year period.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2018 was $12,732,882, compared to $12,764,421 at September 30, 2017 primarily as a result of cash generated from operations offset by cash used to complete the acquisition of Genasys. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Based on our current cash position, and assuming currently planned expenditures and level of operations, we believe we have sufficient capital to fund operations for the twelve-month period subsequent to the issuance of the interim financial information. However, we operate in a rapidly evolving and unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six Months Ended
	March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$2,899,336	$1,057,567
Investing activities	(2,337,170)	39,534
Financing activities	(165,280)	-

Operating Activities

Net loss of $1,222,344 for the six months ended March 31, 2018 was decreased by $3,443,194 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of the “Act”, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $502,933 due to the timing of payments, decreases in prepaid expenses and other of $174,589, and a decrease in accounts receivable of $389,434. Cash used in operating activities included an increase in inventory of $271,543, an increase in other assets of $60,614, and a decrease in accrued and other liabilities of $56,313.

Net loss of $514,329 for the six months ended March 31, 2017 was decreased by $317,625 of non-cash items that included deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $707,549 due to the timing of payments, an increase in accrued and other liabilities of $521,375 primarily for accrued bonuses and commissions, a decrease in accounts receivable of $168,183, and a decrease in other assets of $133,188. Cash used in operating activities included an increase in inventory of $174,720 and an increase in prepaid expenses and other of $101,304.

We had accounts receivable of $5,718,396 at March 31, 2018, compared to $5,681,882 at September 30, 2017. The level of trade accounts receivable at March 31, 2018 represented approximately 65 days of revenues compared to 70 days of revenues at September 30, 2017 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2017. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At March 31, 2018 and September 30, 2017, our working capital was $22,966,199 and $25,412,106 respectively. The decrease in working capital was primarily due to the purchase price paid and debt assumed in the acquisition of Genasys.

Investing Activities

Our net cash used in investing activities was $2,337,170 for the six months ended March 31, 2018, compared to cash provided by investing activities of $39,534 for the six months ended March 31, 2017. The 2018 amount includes $2,246,545 for the acquisition of Genasys. See the Overview section in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Genasys acquisition. We also use cash for the purchase of tooling and computer equipment and software. Cash used in investing activities for tooling, computer equipment and software was $90,135 and $57,473 for the six months ended March 31,2018 and 2017, respectively. In the six months ended March 31, 2018, we increased our holdings of short and long-term marketable securities by $490, compared to sales of $101,293 in the six months ended March 31, 2017. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2018.

Financing Activities

In the six months ended March 31, 2018, we used $165,615 for financing activities, compared to no cash used, nor proceeds from, financing activities for the six months ended March 31, 2017. The first six months of 2018 included net payments of $414,477 to pay down debt assumed in the Genasys acquisition. Proceeds from the exercise of stock options were $185,718 and zero for the six months ended March 31, 2018 and 2017, respectively. Total debt at March 31, 2018 was $1,165,548.

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. There were no shares repurchased during the quarters ended March 31, 2018 and 2017, respectively. At March 31, 2018, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018. At March 31, 2018, $3.9 million is available for share repurchase under this program.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. The transactions of our Spanish subsidiary are denominated primarily in Euros, which is a natural hedge against foreign currency fluctuations. All other sales to customers and all arrangements with third-party manufacturers, with one exception, provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company has not filed an amendment of the Current Report on Form 8-K that was filed on January 22, 2018 reporting the acquisition of Genasys. The Company has been unable to file the financial statements required thereby because Genasys’ historical financial statements have not been prepared using International Financial Reporting Standards, nor U.S. generally accepted accounting principles, nor were they audited in accordance with U.S auditing standards as required by SEC regulations. Accordingly, the Company is not deemed a timely filer. An audit in accordance with United States generally accepted auditing practices will be conducted and the Company intends to file the required amended Current Report on Form 8-K to include the required pre-acquisition financial statement of Genasys as well as the required pro forma financial information.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

10.1

Stock Purchase Agreement, dated January 18, 2018, by and among LRAD Corporation, Genasys Holding S.L., the stockholders of Genasys Holdings S.L. and the representative of the stockholders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2018.

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

LRAD CORPORATION

Date: May 18, 2018	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)