Form 10-Q
period 2018-06-30
LRAD Corp
filed 2018-08-14
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 10, 2018 was 32,936,721.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	September 30.
	(Unaudited)	2017

ASSETS
Current assets:
Cash and cash equivalents	$12,030,076	$12,764,421
Short-term marketable securities	3,662,471	4,359,542
Restricted cash	346,027	39,466
Accounts receivable, net	6,583,346	5,681,882
Inventories, net	5,404,618	5,257,234
Prepaid expenses and other	862,812	983,322
Total current assets	28,889,350	29,085,867

Long-term marketable securities	1,269,688	711,124
Long-term restricted cash	98,455	-
Deferred tax assets, net	5,537,410	8,331,000
Property and equipment, net	497,483	509,603
Goodwill	2,455,611	-
Intangible assets, net	1,653,508	55,689
Other assets	241,429	164,517
Total assets	$40,642,934	$38,857,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,754,593	$1,112,366
Accrued liabilities	3,529,940	2,561,395
Notes payable, current portion	532,822	-
Total current liabilities	5,817,355	3,673,761

Notes payable, less current portion	207,530	-
Total liabilities	6,024,885	3,673,761

Stockholders' equity
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issues and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,651,763 and 32,158,436 shares issued and outstanding, respectively	325	322
Additional paid-in capital	88,917,349	87,956,839
Accumulated deficit	(54,074,417)	(52,771,853)
Accumulated other comprehensive loss	(225,208)	(1,269)
Total stockholders' equity	34,618,049	35,184,039
Total liabilities and stockholders' equity	$40,642,934	$38,857,800

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$6,583,865	$3,852,676	$21,045,148	$12,026,248
Contract and other	930,203	276,878	1,965,934	787,032
Total revenues	7,514,068	4,129,554	23,011,082	12,813,280
Cost of revenues	3,815,203	2,420,126	11,318,697	6,945,496

Gross Profit	3,698,865	1,709,428	11,692,385	5,867,784

Operating expenses
Selling, general and administrative	2,904,135	2,039,755	7,610,424	5,899,235
Research and development	972,857	666,244	2,664,829	1,858,894
Total operating expenses	3,876,992	2,705,999	10,275,253	7,758,129

Income (loss) from operations	(178,127)	(996,571)	1,417,132	(1,890,345)

Other income	24,159	32,682	73,894	94,884

Income (loss) from operations before income taxes	(153,968)	(963,889)	1,491,026	(1,795,461)
Income tax expense (benefit)	(73,749)	(435,726)	2,793,590	(752,969)
Net loss	$(80,219)	$(528,163)	$(1,302,564)	$(1,042,492)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	32,306,207	31,861,916	32,314,038	31,820,632

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(80,219)	$(528,163)	$(1,302,564)	$(1,042,492)
Other comprehensive loss, net of tax
Unrealized gain (loss) on marketable securities, net of tax	5,805	107	(11,064)	(1,871)
Unrealized foreign currency loss, net of tax	(217,231)	-	(212,875)	-
Comprehensive loss	$(291,645)	$(528,056)	$(1,526,503)	$(1,044,363)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(1,302,564)	$(1,042,492)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	337,200	93,859
Warranty provision	12,361	-
Inventory obsolescence	91,976	(186,772)
Share-based compensation	433,063	943,923
Deferred income taxes	2,793,590	(754,569)
Changes in operating assets and liabilities:
Accounts receivable, net	(496,642)	1,024,797
Inventories, net	(239,360)	(760,351)
Prepaid expenses and other	153,576	(22,923)
Other assets	(60,615)	180,063
Accounts payable	376,864	1,223,342
Accrued liabilities	54,610	291,725
Net cash provided by operating activities	2,154,059	990,602

Investing Activities:
Purchases of marketable securities	(3,208,197)	(2,304,263)
Proceeds from maturities of marketable securities	3,335,639	2,402,861
Capital expenditures	(166,845)	(171,735)
Purchase of Genasys, net of cash and restricted cash acquired	(2,246,545)	-
Patent costs paid	-	(7,789)
Net cash used in investing activities	(2,285,948)	(80,926)

Financing Activities:
Proceeds from exercise of stock options	1,027,719	-
Repurchase of common stock	(500,272)	-
Proceeds from the issuance of promissory notes	63,144	-
Payments on promissory notes	(786,437)	-
Net cash used in financing activities	(195,846)	-
Effect of foreign exchange rate on cash	(1,594)	-
Net (decrease) increase in cash, cash equivalents, and restricted cash	(329,329)	909,676
Cash, cash equivalents and restricted cash, beginning of period	12,803,887	13,466,711
Cash, cash equivalents and restricted cash, end of period	$12,474,558	$14,376,387

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$12,030,076	$14,336,921
Restricted cash, current portion	346,027	-
Long-term restricted cash	98,455	39,466
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$12,474,558	$14,376,387

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine months ended
	June 30,
Supplemental disclosures of cash flow information:	2018	2017
Interest paid	$12,235	$-

Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(11,064)	$(1,978)

Business combinations accounted for as a purchase:
Fair value of assets acquired	$5,520,504	$-
Cash paid	(3,011,439)	-
Liabilities assumed	$2,509,065	$-

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-7, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends and expands Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires entities to measure nonemployee share-based payment transactions by estimating the fair value of the equity instrument it is obligated to issue, measure the equity-classified nonemployee share-based payment awards at the grant date, and consider the probability of satisfying performance conditions when accounting for nonemployee share based payment awards with such conditions. ASU 2018-7 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Accordingly, this guidance will be effective for the Company in the fiscal year beginning October 1, 2019. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the nine months ended June 30, 2018, the increase in restricted cash resulted primarily from restricted cash balances included in the assets acquired in the acquisition of Genasys, as described in Note 4. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

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

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (created by “ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements and related disclosures.

4. ACQUISITIONS

On January 18, 2018, the Company completed its acquisition of Genasys, pursuant to a Stock Purchase Agreement. Genasys, headquartered in Madrid, Spain, is a leading software provider of advanced, location-based mass messaging solutions for emergency warning systems and workforce management. Genasys has 17 employees based primarily in Spain.

The Company believes the combination of Genasys’ mass messaging solutions and software development capabilities will enable the Company to enhance existing product offerings through integrated mass messaging solutions as well as provide growth opportunities in new markets. Genasys’ operating results were included in the Company’s consolidated financial statements beginning January 18, 2018 and include $916,000 in net sales and a net operating loss of $90,000 through June 30, 2018.

The acquisition consideration consisted of the following:

Cash paid	$2,826,189
Acquisition escrow liability	185,250
Total consideration	$3,011,439

During the three months ended June 30, 2018, the acquisition escrow liability was paid to the former shareholders of Genasys. The Company incurred $356,547 in acquisition expenses related to this transaction, through June 30, 2018. Acquisition expenses include fees paid to auditors, attorneys, consultants and other professional services. These expenses were recorded in selling, general, and administrative expenses in the consolidated statement of operations as follows: $119,202 in the third quarter of fiscal 2018, $151,313 in the second quarter of fiscal 2018, $45,016 in the first quarter of fiscal 2018 and $41,016 in the fourth quarter of fiscal 2017.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is preliminary as of June 30, 2018. The purchase price allocation is subject to change based upon the final determination of fair value estimates of certain assets acquired and liabilities assumed. Based on the fair value estimates, the purchase price for Genasys has been allocated to individual assets acquired and liabilities assumed as follows:

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

The estimated fair value of identifiable intangible assets acquired, and their estimated useful lives were as follows:

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

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended June 30, 2018 and 2017, respectively, as if Genasys had been acquired as of the beginning of fiscal year 2017. Pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues	$7,610,260	4,646,765	$23,833,153	14,326,125
Net loss	(48,821)	(473,480)	(1,136,331)	(1,257,072)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.04)	$(0.04)

The following is a reconciliation of actual net revenue and net income to pro forma net revenue and net income:

	Three months ended June 30,
	2018		2017
	Net revenues	Net income (loss)	Net revenues	Net income (loss)
LRAD actual results	$7,012,430	$36,450	$4,129,554	$(528,163)
Genasys actual results	597,830	(116,669)	517,211	103,947
Pro forma adjustments	-	31,398	-	(49,264)
Pro forma results	$7,610,260	$(48,821)	$4,646,765	$(473,480)

	Nine months ended June 30,
	2018		2017
	Net revenues	Net income (loss)	Net revenues	Net income (loss)
LRAD actual results	$22,094,790	$(1,194,052)	$12,813,280	$(1,042,492)
Genasys actual results	1,738,363	10,215	1,512,845	(68,793)
Pro forma adjustments	-	47,506	-	(145,787)
Pro forma results	$23,833,153	$(1,136,331)	$14,326,125	$(1,257,072)

The following table identifies the pro forma adjustments:

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Acquisition costs	$119,202	-	$315,531	$-
Depreciation and amortization costs	(79,458)	(79,458)	(238,374)	(238,374)
Tax effect of adjustments	(8,346)	30,194	(29,651)	92,587
Pro forma adjustments	$31,398	$(49,264)	$47,506	$(145,787)

 5. GOODWILL AND INTANGIBLE ASSETS

During the nine months ended June 30, 2018, the Company recorded intangible assets of $1,850,000 and goodwill of $2,603,688 in connection with the acquisition of Genasys, as described in Note 4.

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The Company will assess the impairment of identifiable amortized intangible assets when events and circumstances indicate the carrying value of the assets might not be recoverable.

The goodwill attributable to the acquisition of Genasys is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Subsequent to the measurement period, the Company will periodically review goodwill for impairment in accordance with ASC 350 “Intangibles – Goodwill and Other – Testing Indefinite-Lived Assets for Impairment”.

The Company’s intangible assets consist of the following:

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$650,767	$(42,610)	$608,157	$-	$-	$-
Customer relationships	622,474	(40,757)	581,717	-	-	-
Trade name portfolio	226,354	(20,749)	205,605	-	-	-
Non-compete agreements	245,216	(37,464)	207,752	-	-	-
Patents	108,247	(57,970)	50,277	108,247	(52,558)	55,689
	$1,853,058	$(199,550)	$1,653,508	$108,247	$(52,558)	$55,689

The amortization expense for the three months ended June 30, 2018 and 2017 was $81,262 and $1,922, respectively. The amortization expense for the nine months ended June 30, 2018 and 2017 was $153,026 and $5,602, respectively.

Estimated Future Amortization Expense for the Years Ended September 30, 2018 (July 1, 2018 through September 30, 2018)	$79,030
2019	316,117
2020	316,117
2021	258,219
2022	234,378
Thereafter	449,647
Total futue estimated amortization expense	$1,653,508

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2018 or September 30, 2017. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2018 and September 30, 2017.

	June 30, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$241,013	$-	$241,013	$241,013	-	-

Level 2:
Certificates of deposit	688,000	-	688,000	-	189,000	499,000
Municipal securities	150,160	(65)	150,095	-	150,095	-
Corporate bonds	4,106,332	(12,268)	4,094,064	-	3,323,376	770,688
Subtotal	4,944,492	(12,333)	4,932,159	-	3,662,471	1,269,688

Total	$5,185,505	$(12,333)	$5,173,172	$241,013	$3,662,471	$1,269,688

	September 30, 2017
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$55,257	$-	$55,257	$55,257	$-	$-

Level 2:
Certificates of deposit	2,436,647	-	2,436,647	-	1,937,647	499,000
Municipal securities	25,315	(12)	25,303	-	25,303	-
Corporate bonds	2,609,973	(1,257)	2,608,716	-	2,396,592	212,124
Subtotal	5,071,935	(1,269)	5,070,666	-	4,359,542	711,124

Total	$5,127,192	$(1,269)	$5,125,923	$55,257	$4,359,542	$711,124

7. INVENTORIES

Inventories consisted of the following:

	June 30, 2018	September 30, 2017
Raw materials	$5,119,720	$3,784,935
Finished goods	456,899	1,742,960
Work in progress	338,506	147,871
Inventories, gross	5,915,125	5,675,766
Reserve for obsolescence	(510,507)	(418,532)
Inventories, net	$5,404,618	$5,257,234

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	September 30, 2017
Office furniture and equipment	$1,103,861	$1,093,502
Machinery and equipment	1,167,712	994,157
Leasehold improvements	76,138	76,138
Property and equipment, gross	2,347,711	2,163,797
Accumulated depreciation	(1,850,228)	(1,654,194)
Property and equipment, net	$497,483	$509,603

	Nine months ended
	June 30,
	2018	2017
Depreciation expense	$184,174	$88,257

  9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2018	2017
Payroll and related	$1,788,948	$1,870,579
Deferred revenue	1,175,948	268,580
Accrued contract costs	184,508	197,034
Severance	231,676	-
Warranty reserve	148,860	179,101
Deferred rent	-	46,101
Total	$3,529,940	$2,561,395

 Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of prepayments from customers in advance of product shipment.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$169,204	$449,141	$179,101	$356,984
Warranty provision	-	(2,761)	12,361	108,608
Warranty settlements	(20,344)	(46,201)	(42,602)	(65,413)
Ending balance	$148,860	$400,179	$148,860	$400,179

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

For the nine months ended June 30, 2018, the Company recorded income tax expense of $290,590 reflecting an effective tax rate of 20.05% and an additional discrete tax expense of $2,503,000 due to the remeasurement of its deferred tax assets as a result of tax reform. For the nine months ended June 30, 2017, the Company recorded an income tax benefit of $752,969 reflecting an effective tax rate of 41.9%.  For the nine months ended June 30, 2018, when compared to the same period in 2017, the decrease in the effective tax rate was primarily attributable to the decrease in Federal statutory tax rate due to tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

11. DEBT

In connection with the acquisition of Genasys, as described in Note 4, the Company acquired certain debts of Genasys. The carrying value of the acquired debt approximates fair value. The components of the acquired debt consisted of the following as of June 30, 2018:

Principal

Loans with governmental agencies, current portion	$532,822
Loans with governmental agencies, long-term	207,530
Total debt	$740,352

Loans with governmental agencies represents debt granted by ministries within Spain and the European Union for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of June 30, 2018 are as follows:

Agency	Due Date	Interest Rate	Principal
Ministry of Industry, Tourism, and Commerce	December 31, 2018	0.53%	$69,828	a
Ministry of Industry, Tourism, and Commerce	December 31, 2019	0.51%	102,036	b
Ministry of Industry, Tourism, and Commerce	January 31, 2020	3.95%	89,463	c
Ministry of Science and Innovation	February 2, 2022	0.00%	70,086
Ministry of Science and Innovation	February 2, 2024	0.00%	280,243	d
Center for Development of Industrial Technology	March 31, 2021	0.00%	78,843
European Union Agency for Network and Information Security	October 28, 2018	Euribor +2.25%	49,853
			$740,352

a.	This loan is secured by $24,688 of cash pledged as collateral by Genasys. This amount is included in restricted cash at June 30, 2018. The cash will be released upon repayment of the loan.
b.

This loan is secured by $38,165 of cash pledged as collateral by Genasys, which represents 25% of the original principal received. This amount is included in restricted cash at June 30, 2018. The cash will be released upon repayment of the loan.

c.

This loan is secured by $60,290 of cash pledged as collateral by Genasys, which represents 35% of the original principal received. This amount is included in restricted cash at June 30, 2018. The cash will be released upon repayment of the loan.

d.

This loan is secured by $280,243 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash at June 30, 2018. The Company expects the Ministry of Science and Innovation to declare the terms of the loan satisfied within fiscal year 2018 and that the outstanding balance of the loan will be paid in full during fiscal year 2018. Accordingly, this has been included in the current portion of notes payable as of June 30, 2018.

The following is a schedule of future annual payments as of June 30, 2018:

July 2018-June 2019	$532,822
July 2019-June 2020	134,887
July 2020-June 2021	55,121
July 2021-June 2022	17,522
Thereafter	-
Total	$740,352

The Company has pledged $444,482 of cash as collateral against debt. This restricted cash amount is included in restricted cash and long-term restricted cash as of June 30, 2018.

The Company recorded $4,390 and $14,205 in interest expense for the three months and nine months ended June 30, 2018, respectively in the condensed consolidated statements of operations in connection with the above referenced debt.

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

Bonus Plan

The Company has incentive bonus plans for fiscal year 2018 designed to motivate its key employees to achieve the Company’s financial objectives. All of the Company’s key employees are entitled to participate in the incentive plans. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 25% to 75% of base salary and a bonus payment may be made at three levels, including at 87% of Target, at 100% of Target and at 135% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2018 metrics, including product bookings, net revenues, operating income and operating cash flow. Included in such calculation is the cost of the incentive plan. During the three months ended June 30, 2018 and 2017, the Company accrued $475,000 and $366,820 respectively, for bonuses and related payroll tax expense in connection with the bonus plans. During the nine months ended June 30, 2018 and 2017, the Company accrued $1,213,543 and $745,900 respectively, for bonuses and related payroll tax expenses in connection with the bonus plans.

Acquisition Escrow Liability

In connection with the acquisition of Genasys the Company recorded an escrow liability of €150,000 which was equivalent to $185,250 at the date of acquisition, as described in Note 4.  This liability was based on a working capital target and payable to the former shareholders of Genasys. The Company paid €150,000 which was equivalent to $179,265 during the three months ended June 30, 2018 to satisfy this liability.

13. SHARE-BASED COMPENSATION

Equity Incentive Plans

At June 30, 2018, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2018, there were options outstanding covering 1,724,701 and 2,275,565 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively.

Stock Option Activity

The following table summarizes information about stock option activity during the nine months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2017	4,663,502	$2.16
Granted	3,500	$2.21
Forfeited/expired	(87,083)	$2.79
Exercised	(579,653)	$1.77
Outstanding June 30, 2018	4,000,266	$2.20
Exercisable June 30, 2018	2,894,363	$2.30

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2018 to 2024 with an average life of 3.1 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2018 was $1,741,162 and $1,342,667, respectively.

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

The Company has made the assumption that the lowest performance target level for each of the years will be met, and therefore 187,500 shares of the PVO are assumed to vest. The weighted average grant date fair value for the PVO was $0.81 per share, which was estimated on the date of grant using the Black-Scholes option pricing model. Non-cash share-based compensation expense related to this award is recognized on a straight-line basis over the requisite service periods. The share-based compensation expense related to the shares of the PVO for the three months ended June 30, 2018 and 2017 was $10,562 and $10,562, respectively. The share-based compensation expense related to the shares of the PVO for the nine months ended June 30, 2018 and 2017 was $31,685 and $31,685, respectively The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

During the quarter ended December 31, 2016, the Board of Directors approved the grant of 25,000 restricted stock units (“RSUs”) to each of the Company’s non-employee directors, subject to stockholder approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders. These RSUs were granted as replacements for 20,000 stock options that would have been granted on the date of the 2016 Annual Meeting of Stockholders and vested on the first anniversary of the 2016 Annual Meeting of Stockholders, which was May 17, 2017. As a result of the stockholders’ approval of the Amended and Restated 2015 Equity Incentive Plan at the 2017 Annual Meeting of Stockholders on March 14, 2017, the RSUs previously granted were made effective at a market value of $197,500 and were expensed on a straight-line basis through the vest date.

On March 14, 2017, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which was expensed on a straight line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which have been and will be expensed on a straight line basis through the March 20, 2019 vest date. Also, during the nine months ended June 30, 2018, 93,330 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three year life of the grants.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenues	$5,111	$6,192	$16,367	$17,943
Selling, general and administrative	123,311	272,118	352,766	856,215
Research and development	20,391	23,462	63,930	69,765
	$148,813	$301,772	$433,063	$943,923

The employee stock options granted in the nine months ended June 30, 2018 and 2017 had a weighted-average estimated fair value of $0.89 per share and $0.71 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2018	2017
Volatility	45.4%	47.5%	-	53.7%
Risk free interest rate	2.2%	1.7%	-	2.0%
Forfeiture rate	10.0%		10.0%
Dividend yield	0.0%		0.0%
Expected life in years	4.6	3.8	-	4.6

The Company did not declare a dividend for the nine-month periods ended June 30, 2018 and 2017. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of June 30, 2018, there was approximately $730,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 1.7 years.

14. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2018:

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	433,063	-	-	433,063
Issuance of common stock upon exercise of stock options, net	579,653	-	1,027,719	-	-	1,027,719
Issuance of common stock upon vesting of restricted stock units	125,000	-	-	-	-	-
Stock buyback	(211,326)	3	(500,272)	-	-	(500,269)
Other comprehensive loss	-				(223,939)	(223,939)
Net loss	-	-	-	(1,302,564)	-	(1,302,564)
Balance at June 30, 2018	32,651,763	$325	$88,917,349	$(54,074,417)	$(225,208)	$34,618,049

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. There were 211,326 shares repurchased during the nine months period ended June 30, 2018. There were zero shares repurchased during the nine-month period ended June 30, 2017. At June 30, 2018, all repurchased shares were retired. At June 30, 2018, $3.4 million was available for share repurchase under this program.

Dividends

There were no dividends declared in the nine months ended June 30, 2018 and 2017.

15. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(80,219)	$(528,163)	$(1,302,564)	$(1,042,492)

Denominator:
Weighted average common shares outstanding - basic and diluted	32,306,207	31,861,916	32,314,038	31,820,632

Basic loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.04)	$(0.03)

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	4,000,266	4,853,002	4,000,266	4,853,002
Restricted stock units	218,330	125,000	218,330	125,000
Total	4,218,596	4,978,002	4,218,596	4,978,002

16. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware (LRAD) and Software (Genasys) and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures:

	Three months ended	Nine months ended
	June 30, 2018	June 30, 2018

Revenue from external customers
LRAD	$7,012,430	$22,094,790
Genasys	501,638	916,292
	$7,514,068	$23,011,082

Intercompany revenues
LRAD	$-	$-
Genasys	96,192	186,010
	$96,192	$186,010

Segment operating income
LRAD	$(63,257)	$1,507,264
Genasys	(114,870)	(90,132)
	$(178,127)	$1,417,132

Other expenses:
Depreciation and amortization expense
LRAD	$(62,665)	$(187,433)
Genasys	(80,804)	(149,767)
	$(143,469)	$(337,200)

Interest expense
LRAD	$-	$-
Genasys	(4,388)	(14,205)
	$(4,388)	$(14,205)

Income tax expense (benefit)
LRAD	$(73,749)	$2,793,590
Genasys	-	-
	$(73,749)	$2,793,590

	June 30, 2018	September 30, 2017
Long-lived assets
LRAD	$538,173	$565,292
Genasys	4,068,429	-
	$4,606,602	$565,292

Total assets
LRAD	$35,520,401	$38,857,800
Genasys	5,122,533	-
	$40,642,934	$38,857,800

17. MAJOR CUSTOMERS

For the three months ended June 30, 2018, revenues from three customers accounted for 15%, 11%, and 10% of total revenues, and for the nine months ended June 30, 2018 revenues from three customers accounted for 22%, 11% and 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2018, accounts receivable from three customers accounted for 15%, 13%, and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2017, revenues from two customers accounted for 47% and 13% of total revenues, and for the nine months ended June 30, 2017 revenues from two customers accounted for 15% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2017, accounts receivable from two customers accounted for 41% and 25% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	$3,814,782	$1,367,044	$14,918,891	$5,088,553
Asia Pacific	3,089,770	150,474	6,367,532	1,204,267
Europe, Middle East, and Africa	609,516	2,612,036	1,724,659	6,520,460
Total Revenues	$7,514,068	$4,129,554	$23,011,082	$12,813,280

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

• ONE VOICE® Mass Notification Systems (“MN systems”), which project 60° - 360° audible broadcasts with industry-leading vocal intelligibility from close range to over 14 square kilometers from a single installation.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. Our AHDs meet stringent military requirements and are packaged in several form factors, from portable, hand held units to permanently installed, remotely operated systems. Through broadcasting directional alert tones and live prerecorded messages, our AHDs are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and potentially save lives. We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our recently patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our AHD and ONE VOICE products.

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

Our products are designed to meet a broad range of diverse applications, including emergency warning and mass notification, fixed and mobile military deployments, maritime, critical infrastructure, perimeter, commercial, border, and homeland security, law enforcement, emergency responder and fire rescue communications, asset protection, and wildlife preservation and control. By selling our industry-leading AHDs and advanced ONE VOICE MN systems into 72 countries, we have created a new worldwide market and a recognized global brand. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Business developments in the fiscal quarter ended June 30, 2018:

●	Announced over $1.5 million in AHD orders for law enforcement and public safety applications from the Asia Pacific region.
●	Received $780,000 in follow-on LRAD 500X and SoundSaber® orders from the U.S. Navy.
●	Added four business development personnel to the Company’s inside sales team.
●	Repurchased 211,326 shares under the Company’s share buyback program.

On January 18, 2018, the Company completed its acquisition of Genasys for approximately $3.0 million (€2.4 million) paid or payable in cash and the assumption of approximately $1.5 million (€1.2 million) of debt. Genasys, headquartered in Madrid, Spain, is a leading software provider of advanced, location-based mass messaging solutions for emergency warning systems and workforce management. Genasys had sales of approximately $2.1 million (€1.9 million) for its year ended December 31, 2017 and has approximately 17 employees based primarily in Spain.

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

Revenues in the Company’s third fiscal quarter ended June 30, 2018, were $7.5 million, an increase from $4.1 million in the third fiscal quarter of 2017. The increase in revenues was driven by a significant increase in AHD and MN systems revenue and the addition of Genasys in 2018. AHD revenues increased $1,216,426, or 31%, MN systems revenue increased $1,672,384 or 745% compared to the third fiscal quarter of 2017 and Genasys contributed $501,638 in revenue. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales and higher fixed overhead absorption. Operating expenses increased 43.3% from $2.7 million to $3.9 million in the quarter ended June 30, 2018, primarily due to the addition of Genasys’ operating expenses, acquisition related expenses, increased employee compensation and related expenses (including additional engineering and sales personnel), computer related expenses and commission expense. The third quarter of fiscal 2018 results, reflect a $73,749 income tax benefit which is a non-cash benefit that increased the balance of the deferred tax asset. We reported net loss of $80,219 for the quarter, or less than $0.01 per share, compared to net loss of $528,163, or $0.02 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our AHD and MN systems product lines, which we have expanded over the years to service new markets and customers for greater business growth.  We believe that we have strong market opportunities for our directional and multidirectional product offerings within the mass notification, defense, law enforcement, fire rescue, public safety, maritime, homeland security, critical infrastructure security, asset protection, and wildlife control and preservation business sectors. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our multidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges due to continuing economic and geopolitical conditions in some international regions. We anticipate that the current U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our multidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three months ended
	June 30, 2018		June 30, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$6,583,865	87.6%	$3,852,676	93.3%	$2,731,189	70.9%
Contract and other	930,203	12.4%	276,878	6.7%	653,325	236.0%
Total revenues	7,514,068	100.0%	4,129,554	100.0%	3,384,514	82.0%

Cost of revenues	3,815,203	50.8%	2,420,126	58.6%	(1,395,077)	(57.6%)
Gross Profit	3,698,865	49.2%	1,709,428	41.4%	1,989,437	116.4%

Operating expenses
Selling, general and administrative	2,904,135	38.6%	2,039,755	49.4%	(864,380)	(42.4%)
Research and development	972,857	12.9%	666,244	16.1%	(306,613)	(46.0%)
Total operating expenses	3,876,992	51.6%	2,705,999	65.5%	(1,170,993)	(43.3%)

Loss from operations	(178,127)	(2.4%)	(996,571)	(24.1%)	818,444	82.1%

Other income	24,159	0.3%	32,682	0.8%	(8,523)	(26.1%)

Loss from operations before income taxes	(153,968)	(2.0%)	(963,889)	(23.3%)	809,921	84.0%
Income tax benefit	(73,749)	(1.0%)	(435,726)	(10.6%)	(361,977)	(83.1%)
Net loss	$(80,219)	(1.1%)	$(528,163)	(12.8%)	$447,944	84.8%

	Three months ended
	June 30, 2018		June 30, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Net revenue (a):
LRAD	$7,012,430	93.3%	$4,129,554	100.0%	$2,882,876	69.8%
Genasys	501,638	6.7%	-	0.0%	501,638	100.0%
Total net revenue	$7,514,068	100.0%	$4,129,554	100.0%	$3,384,514	82.0%

Operating loss:
LRAD	$(63,257)	(0.8%)	$(996,571)	(24.1%)	$933,314	93.7%
Genasys	(114,870)	(1.5%)	-	0.0%	(114,870)	(100.0%)
Total operating loss	$(178,127)	(2.4%)	$(996,571)	(24.1%)	$818,444	82.1%

(a)	Net revenue excludes intercompany revenue of $96,192 and zero for the three months ended June 30, 2018 and 2017, respectively.

Revenues

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues increased 82% in the current quarter compared to the prior year due to the larger backlog at March 31, 2018 compared to March 31, 2017 and the addition of $501,638 of Genasys sales in the 2018 fiscal quarter. Sales improved in the current quarter for the AHD product line (up $1,216,426, or 31%) and for the MN systems product line (up $1,672,384, or 745%) compared to the prior year quarter. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2018, we had aggregate deferred revenue of $1,175,948 for prepayments from customers in advance of product shipment and software support agreements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $864,380 over the prior year quarter. This reflects the addition of $469,457 from Genasys (including $113,852 for one-time audit fees and $79,458 for amortization of intangible assets), $202,976 for salaries/benefits/consultants, $39,411 for information technology related expenses and $111,442 increase in commission expense. This was partially offset by a $148,807 decrease in non-cash share-based compensation expense, primarily due to non-recurring expense for separation costs related to the departure of the Company’s prior CEO in the prior year quarter.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended June 30, 2018 and 2017 of $123,311 and $272,118, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $306,613 compared to the prior year primarily due to $172,594 for salaries and benefits due to increased engineering staff compared to the prior year quarter, and $97,736 for increased product development and product testing.

Included in research and development expenses for the three months ended June 30, 2018 and 2017 was $20,391 and $23,462 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The $447,944 decrease in net loss in the fiscal year 2018 third quarter was primarily due to the higher gross profits realized from increased sales in the 2018 quarter. Non-cash income tax benefit of $73,749 and $435,726 was recognized in the three months ended June 30, 2018 and 2017, respectively.

Comparison of Results of Operations for the Nine Months Ended June 30, 2018 and 2017

	Nine months ended
	June 30, 2018		June 30, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$21,045,148	91.5%	$12,026,248	93.9%	$9,018,900	75.0%
Contract and other	1,965,934	8.5%	787,032	6.1%	1,178,902	149.8%
Total revenues	23,011,082	100.0%	12,813,280	100.0%	10,197,802	79.6%

Cost of revenues	11,318,697	49.2%	6,945,496	54.2%	(4,373,201)	(63.0%)
Gross Profit	11,692,385	50.8%	5,867,784	45.8%	5,824,601	99.3%

Operating expenses
Selling, general and administrative	7,610,424	33.1%	5,899,235	46.0%	(1,711,189)	(29.0%)
Research and development	2,664,829	11.6%	1,858,894	14.5%	(805,935)	(43.4%)
Total operating expenses	10,275,253	44.7%	7,758,129	60.5%	(2,517,124)	(32.4%)

Income (loss) from operations	1,417,132	6.2%	(1,890,345)	(14.8%)	3,307,477	175.0%

Other income	73,894	0.3%	94,884	0.7%	(20,990)	(22.1%)

Income (loss) from operations before income taxes	1,491,026	6.5%	(1,795,461)	(14.0%)	3,286,487	183.0%
Income tax expense (benefit)	2,793,590	12.1%	(752,969)	(5.9%)	(3,546,559)	(471.0%)
Net loss	$(1,302,564)	(5.7%)	$(1,042,492)	(8.1%)	$(260,072)	(24.9%)

	Nine months ended
	June 30, 2018		June 30, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Net revenue (a):
LRAD	$22,094,790	96.0%	$12,813,280	100.0%	$9,281,510	72.4%
Genasys	916,292	4.0%	-	0.0%	916,292	100.0%
Total net revenue	$23,011,082	100.0%	$12,813,280	100.0%	$10,197,802	79.6%

Operating loss:
LRAD	$1,507,264	6.6%	$(1,890,345)	(14.8%)	$3,397,609	179.7%
Genasys	(90,132)	(0.4%)	-	0.0%	(90,132)	(100.0%)
Total operating loss	$1,417,132	6.2%	$(1,890,345)	(14.8%)	$3,307,477	175.0%

(a)	Net sales excludes intercompany sales of $186,010 and zero for the nine months ended June 30, 2018 and 2017, respectively.

Revenues

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues increased 80% for the year-to-date period ended June 30, 2018 compared to the prior year, due to the larger backlog at September 30, 2017 compared to September 30, 2016 and the addition of $916,292 of Genasys sales included in the first nine months of fiscal 2018. Sales increased in the current year nine months for both AHD (up $7,319,524 or 75%) and MN systems (up $1,968,042, or 64%) product lines compared to the prior year. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2018, we had aggregate deferred revenue of $1,175,948 for prepayments from customers in advance of product shipment and software support agreements.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2018 was primarily due to increased sales volume. This was partially offset by an increase in manufacturing overhead expenses, primarily due to increased salaries and benefits, computer related expenses and depreciation expense to support the higher amount of sales in the current year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,711,189 in the nine months ended June 30, 2018 compared to the prior year period. As a percentage of sales, however, selling, general and administrative expense decreased to 33% for the nine months ended June 30, 2018 compared to 46% in the prior year period. The increase in selling, general and administrative expenses is primarily due to the addition of $779,884 of Genasys expenses for selling and administrative purposes, $604,965 in higher employee related costs, $473,484 for information technology related expenses, acquisition related costs of $315,532, and $231,805 in higher travel and related expenses. This was partially offset by a $503,449 decrease in non-cash share-based compensation expense, primarily due to non-recurring expense for separation costs related to the departure of the Company’s prior CEO and $103,702 in lower commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2018 and 2017 of $352,766 and $856,215, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $805,935 compared to the prior year, primarily due to $466,939 in higher salaries and benefits, including additional engineers hired in the last twelve months and $316,203 for product development and product testing activities.

Included in research and development expenses for the nine months ended June 30, 2018 and 2017 was $63,930 and $69,765 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consultants and design and development firms. We continually improve our product offerings and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

The increase in net loss compared to the prior year was primarily due to income tax expense for the nine months ended June 30, 2018, related to a reduction to the deferred tax asset resulting from the change to the U.S. Corporate income tax rates effective for the calendar year ended December 31, 2018. This was partially offset by the larger revenue and gross margin for the nine months ended June 30, 2018 compared to the prior year period.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2018 was $12,030,076, down $734,345 compared to $12,764,421 at September 30, 2017, primarily as a result of cash used to complete the acquisition of Genasys, cash used to repay debt and cash used to repurchase common stock offset by cash generated from operations and cash received from the exercise of stock options. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$2,154,059	$990,602
Investing activities	(2,285,948)	(80,926)
Financing activities	(195,846)	-

Operating Activities

Net loss of $1,302,564 for the nine months ended June 30, 2018 was decreased by $3,668,190 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of the “Act”, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $376,864 due to the timing of payments, decreases in prepaid expenses and other of $153,576, and an increase in accrued and other liabilities of $54,610. Cash used in operating activities included an increase in inventory of $239,360, an increase in accounts receivable of $496,642, and an increase in other assets of $60,615.

Net loss of $1,042,492 for the nine months ended June 30, 2017 was decreased by $96,441 of non-cash items that included deferred income taxes, share-based compensation, inventory obsolescence, and depreciation and amortization. Cash provided by operating activities in the current year reflected an increase in accounts payable of $1,223,342 due to increased inventory purchases, a decrease in accounts receivable of $1,024,797, an increase in accrued and other liabilities of $291,725 primarily for increased accrued bonuses and commissions, partially offset by a reduction in deferred revenue consisting of prepayments from customers, and other assets of $180,063. Cash used in operating activities included an increase in inventory of $760,351 and an increase in prepaid expenses and other of $22,923.

We had accounts receivable of $6,583,346 at June 30, 2018, compared to $5,681,882 at September 30, 2017. The level of trade accounts receivable at June 30, 2018 represented approximately 80 days of revenues compared to 70 days of revenues at September 30, 2017 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2017. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At June 30, 2018 and September 30, 2017, our working capital was $23,071,995 and $25,412,106 respectively. The decrease in working capital was primarily due to the purchase price paid and debt assumed in the acquisition of Genasys.

Investing Activities

Our net cash used in investing activities was $2,285,948 for the nine months ended June 30, 2018, compared to cash used in investing activities of $80,926 for the nine months ended June 30, 2017. The 2018 amount includes $2,246,545 for the acquisition of Genasys. See the Overview section in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Genasys acquisition. We also use cash for the purchase of tooling and computer equipment and software. Cash used in investing activities for the purchase of tooling, computer equipment and software was $166,845 and $171,735 for the nine months ended June 30, 2018 and 2017, respectively. In the nine months ended June 30, 2018, we decreased our holding of short and long-term marketable securities by $127,442, compared to a decrease of $98,598 in the nine months ended June 30, 2017. We anticipate some additional expenditures for leasehold improvements, tooling and equipment during the balance of fiscal year 2018.

Financing Activities

In the nine months ended June 30, 2018, we used $195,846 for financing activities, compared to no cash used, nor proceeds from, financing activities for the nine months ended June 30, 2017. The first nine months of 2018 included net payments of $786,437 to pay down debt assumed in the Genasys acquisition and payments of $500,272 to repurchase shares of common stock. Proceeds from the exercise of stock options were $1,027,719 and zero for the nine months ended June 30, 2018 and 2017, respectively. Total notes payable at June 30, 2018 was $740,352.

The Board of Directors approved a share buyback program in 2013 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. There were 211,326 shares repurchased during the quarter ended June 30, 2018 and no shares were repurchased in the prior year period. At June 30, 2018, all repurchased shares were retired. In December 2017, the Board of Directors extended the program through December 31, 2018. At June 30, 2018, $3.4 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended program through December 31, 2018. Shares repurchased under the plans have been retired. At June 30, 2018 we did not hold any treasury shares.

The following table discloses the stock repurchases during the quarter ended June 30, 2018:

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program
April 1, 2018 - April 30, 2018	-	-	-	$3,894,664
May 1, 2018 - May 31, 2018	-	-	-	$3,894,664
June 1, 2018 - June 30, 2018	211,326	$2.37	211,326	$3,394,403
Total	211,326		211,326

None

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

LRAD CORPORATION

Date: August 14, 2018	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)