Form 10-K
period 2018-09-30
LRAD Corp
filed 2018-12-21
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

Commission File Number 0-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

16262 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of exchange on which registered
Common stock, $.00001 par value per share	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $56,315,500 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

33,186,989 shares of common stock, par value $0.00001 per share, as of December 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2018.

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

Overview

LRAD® Corporation is a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over distance. By broadcasting audible voice messages with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve. With the January 2018 acquisition of Genasys Holding S.L. (“Genasys”) (see Note 4, Acquisition, to our consolidated financial statements), we combined our advanced mass notification voice broadcast systems with Genasys’ location-based mass messaging solutions. Using our proprietary technologies, we have developed two product lines:

•	Acoustic Hailing Devices (“AHDs”), which project audible voice and tone broadcasts with exceptional intelligibility in a 30° beam from close range up to 5,500 meters, and;

•

Genasys™ Mass Notification (“MN”), which include systems that project 60° - 360° audible voice broadcasts with industry-leading vocal clarity from close range to over 14 square kilometers from a single installation, and geospatial, mass messaging mobile alert solutions that are compatible with major emergency warning protocols.

We have sold our Long Range Acoustic Device® (“LRAD”) systems and Genasys solutions in 72 countries and pioneered a worldwide market for AHDs and revolutionized the mass notification industry with advanced voice broadcast systems. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Technology and Products

Our LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. Our LRAD products were initially developed for the U.S. Navy to fill a capability gap identified after the October 2000 attack on the USS Cole. LRAD systems are deployed by the U.S. Army, Navy, Air Force, Marine Corps, and Coast Guard, as well as international military services, and maritime, public safety and commercial security organizations around the globe. We have redesigned and enhanced our LRAD systems with improved voice intelligibility, output, and durability. The rugged construction of our systems enables us to meet stringent military specifications. Our AHDs are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and potentially save lives.

Our AHD product line provides a complete range of solutions from handheld, portable devices to permanently installed, remotely operated systems. We continue to add new models to meet specific customer requirements and to expand into new markets. We have also added various features and accessories, including wireless capability, record on-the-fly microphones, integrated and remote electronics packages, and amplifiers.

Building on the success of our AHDs, we designed and developed our multidirectional mass notifications product line. Unlike most siren-based systems, our Genasys mass notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our AHD and mass notifications systems. To date, we have incorporated our XL driver technology into the 450XL, LRAD 1950XL, LRAD 950RXL, DS-60XL, 360XL, and 360XL-MID. We plan to incorporate our XL driver technology into other AHDs and mass notification systems. We’re enhancing our system design and manufacturing capabilities to improve the durability and performance of our products. Our systems have been competitively selected over other commercially available systems by the U.S. Department of Defense and numerous foreign militaries. Our product lines include the following:

LRAD AHD Systems:

•

LRAD 100X—a self-contained, battery powered, portable AHD designed for use in a variety of mass notification, law enforcement, and public safety applications—is ideally suited for shorter-range perimeter security and communication.

•	LRAD 300X—a lightweight, mid-range AHD developed for small vessels, and manned or unmanned vehicles and aircraft—is available with both fully integrated and remotely operated electronics.

•

LRAD 450XL—the loudest long range AHD for its size and weight—uses our patented technology to provide more output in a smaller form factor with the same high level of clarity and intelligibility consistent with all our LRAD systems. The LRAD 450XL was designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, and helicopters.

•

LRAD 500X—selected by the U.S. Navy for many of its vessels, and the U.S. Army for a variety of missions, including transportation security and military law enforcement —is lightweight and can be easily transported to provide security personnel long-range communication and a highly effective hailing and warning capability. A helicopter-mounted version, the LRAD 500X-MMT air-to-ground communication system, is being used by the U.S. State Department and the Air National Guard.

•

LRAD 500RX—engineered and designed on a proprietary pan and tilt system to provide remotely controlled communication, security, and first response—is a lighter, more compact version of our LRAD 1000RX.

•

LRAD 950RXL—selected for the U.S. Navy’s multi-year contract for Situational Awareness Systems on Military Sealift Command ships and other U.S. Navy vessels—combines the remotely operated pan and tilt system of the LRAD 500RX with our enhanced XL driver technology.

•

LRAD 1000Xi—selected by the U.S. Navy as its AHD for larger vessels for shipboard defense— can be manually operated to provide long distance hailing and warning and highly intelligible voice communications. This system is available in both fully integrated and remotely operated electronics. Every U.S. Navy surface combatant is equipped with either the LRAD 500X, LRAD 1000X, or LRAD 1000Xi.

•

LRAD 1000RX—our solution for remotely controlled communication, security, and first response for ports, oil & gas platforms, utility installations, and other critical infrastructure enables—system operators to detect and communicate with a security threat over extended distances and initiate a remote first response. The LRAD 1000RX features an LRAD 1000X emitter head, integrated camera, high-intensity searchlight, and our proprietary, robust, and Internet protocol-addressable full pan and tilt drive system for precise aiming and tracking. The LRAD 1000RX can also be integrated with radar to provide automated threat alerts. Because of its automated capabilities, the LRAD 1000RX is intended to reduce manpower requirements and false alarms, while providing a highly effective, cost-efficient, remote response security solution.

•

LRAD 1950XL—our largest AHD that incorporates our patented XL driver technology - features military-tested construction, low power requirements, and a rugged, easily transportable aluminum tripod for rapid deployment. Broadcasting highly intelligible voice communications that can be clearly heard and understood over distances of up to 5,000 meters, the LRAD 1950XL is designed primarily for defense, border, and critical infrastructure security applications.

•

LRAD 2000X—designed to meet the requirements of larger security applications—is our largest AHD. Broadcasting highly intelligible voice communications over distances of up to 5,500 meters, the LRAD 2000X unit is designed primarily for perimeter and border security applications.

•

LRAD SOUND SHIELD®— a vehicle mounted speaker system that secures to armored, VIP, government or corporate vehicles and delivers voice communications and warning tones in a 360° radius of up to 100 meters. Using optimized driver and waveguide technology, the SOUND SHIELD is designed to safely and effectively warn and ward off security threats.

We continue to augment our AHD product line by using our proprietary technology to develop louder, longer distance systems in smaller form factors, as well as incorporating customer and market-specific enhancements.

LRAD Genasys MN Systems:

Using our new cloud/site-based Genasys Command and Control software (“CCS”), we recently integrated our mass notification voice broadcast systems with Genasys’ mass messaging solutions. Genasys CCS is compatible with external inputs, sensors, and major emergency warning protocols, and controls mass notification voice broadcast systems and geospatial mobile alerts. LRAD mass notification solutions feature industry-leading vocal intelligibility, and activation and control options.

•

DS-60X/DS-60XL—a mounted horn system for areas that require 60° - 360° mass notification coverage. The DS-60XL has the same form factor as the LRAD DS-60X, uses our patented XL driver technology, and has a 60°, 900-meter range. When configured in a 360° ring array, the broadcast coverage area extends to 2.5 square kilometers. Each DS-60XL horn in the ring array can be operated independently, providing customizable mass notification area coverage.

•

360X/360XL—provides 360° coverage and is targeted for broad market applications including tsunami, hurricane, tornado, and severe weather warnings, government, campus, and industrial public address and emergency notification, and military base mass notification and public address.

•

360XL-MID—designed for urban areas, small campuses, industrial sites, and government & defense facilities, the 360XL-MID can be installed on existing infrastructure or mounted on a tripod. Available in one and two emitter configurations, the 360XL-MID is powered and controlled by the Company’s Compact Control Cabinet (“CCC”). Genasys CCS connects to the CCC over a TCP/IP network to activate recorded messages and warning tones and enables live voice streaming to one or several systems. The CCC features flexible LRAD mass notification system command and control via TCP/IP, WiFi, Fiber, GPRS/GSM, or L-Band satellite.

•

360XL-MID Mobile Kit—comprises two XL driver powered emitters, ruggedized carrying case power amplifier, hardened control module, all-weather push-to-talk mic, tripod, and other accessories. The kit provides a self-contained solution for operations requiring advanced mobile mass notification. Rapidly deployable, the 360XL-MID Mobile Kit is designed for defense, homeland security, law enforcement, and public safety mass notification applications.

•

360XT— fully self-contained and self-powered, the 360XT mobile mass notification system delivers highly intelligible voice and emergency warning tone broadcasts with uniform 360° coverage over an 850-meter coverage radius from a rapidly deployable, telescoping 30-foot pneumatic mast. The 360XT is integrated and mounted on a ruggedized trailer featuring securely mounted, lockable electronics and equipment enclosures containing the amplifier modules and pneumatic systems.

•

SoundSaber®-X—is the next generation of SoundSaber mass notification line array speakers. The SoundSaber-X ("SS-X") features a new lightweight, rugged, and highly efficient driver technology that provides exceptional vocal intelligibility while utilizing 66% less power to generate 16dB more in audio output than the previous generation SS400. The SS-X is designed to alleviate reflection and echoing, to provide uniform acoustic coverage with wide audio dispersion along the short axis and narrow dispersion along the long axis, and ensure broadcasts are clearly heard and understood in high ambient noise environments. The thin form factor of the SS-X provides unobtrusive installation for many types of mass notification and public address applications.

We believe the integration of mass messaging solutions and Genasys’ software development capabilities enable the Company to enhance existing product offerings and provide business growth opportunities in new markets.

Strategy

LRAD has developed a global market and increasing demand for directed, long-range voice broadcast systems in several business segments. We have a strong brand in these markets and a reputation for producing quality products that feature industry-leading broadcast coverage and vocal intelligibility. We are building on our AHD leadership position by offering an increasing variety of directional and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, and system integrators. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary sales opportunities are with domestic and international military and government departments and agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2019, we plan to continue our pursuit of business opportunities around the world with the support of business development consultants, and key representatives and resellers. We plan to grow our revenues through increased direct sales to domestic and international militaries, and to large commercial and defense-related companies that desire to integrate our communication technologies into their product offerings. This includes building on fiscal 2018 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue mass notification, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

With the acquisition of Genasys, we plan to expand our presence and increase our market share in the global mass notification market. In addition to the recent completion of our Genasys CCS, we intend to obtain qualifying certifications and launch other solutions that will enable our mass notification systems to access and compete in further mass notification applications. While the mass notification market is more mature with established manufacturers and suppliers, we believe that our advanced technology and superior solutions provide opportunities to penetrate and succeed in this large, expanding market. We also plan to expand and strengthen domestic and international sales channels by adding key mass notification partners, distributors, and dealers.

Our research and development strategy is to continue innovating voice broadcast systems and accessories, and mobile alert solutions to meet the needs of our target markets. Our mass notification product line includes emitters and speaker arrays in different sizes, as well as various configurations of amplifiers, mounts, power sources, and software. We developed and patented our XL driver technology, which generates higher audio output in smaller, lighter form factors. We have incorporated our XL driver technology into the LRAD 450XL, LRAD 1950XL, LRAD 950RXL, DS-60XL, 360XL, and 360XL-MID. We plan to incorporate our XL driver technology into other AHDs and mass notification systems. We’re enhancing our system design and manufacturing capabilities to improve the durability and performance of our products. Our mass notification systems represent a much more complex, integrated offering. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. In addition to the recent completion of our Genasys CCS, we intend to invest engineering resources for other solutions that will enhance our mass notification systems and enable us to compete for larger mass notification business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

We intend to continue operating with financial discipline in order to create value for our shareholders. We are focused on growing top line revenue by successfully entering new markets and expanding our market share in the global mass notification market, which we believe will translate into increased net profit growth.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass-produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third-party suppliers to produce various components and sub-assemblies. At the end of fiscal year 2018, the Company moved to a new facility with expanded engineering and manufacturing capacity to support current and expected business growth. In our facility, we complete the final assembly, test and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third-party testing and certification of our products to ensure that they meet rigorous military and commercial specifications. We have developed custom manufacturing equipment used to automate the production of key sub-assemblies, reducing the labor component and permitting higher volume production. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers. We minimize inventories and maximize the efficiency of our supply chain by having a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility. We also purchase several key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates, which could impact our lead times and product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Minnesota, Texas, Wisconsin, and Spain as well as through full-time business consultants in Germany and Thailand. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, militaries, large end-users, and defense-related companies. We use independent representatives on a commission basis to assist in our direct sales efforts. We also use a channel distribution model, in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with defense integrators and other large direct customers. In addition, we utilize part-time consultants with expertise in various U.S. government and defense sectors to advise us on procedures and budgetary policies in an effort to be successful in these areas.

We have a global reputation for providing high quality, innovative voice broadcast systems and mobile alert solutions that have made LRAD an internationally recognized product brand. We actively promote our brands and products through our website, trade shows, and advertising. We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation for technological expertise, quality products, and strong service and support provide us competitive advantages.

Customer Concentration

For the fiscal year ended September 30, 2018, we had one customer accounting for 20% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2017, we had one customer accounting for 15% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $23,646,910 at September 30, 2018, compared to $11,943,259 at September 30, 2017. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Commercial and government audio industry markets are fragmented and include numerous manufacturers with audio products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, durability, and superior performance of our products, which have been developed by incorporating feedback from our customers, and our desire to provide the highest quality products, also provide us competitive advantages.

Our AHD product line features the leading voice broadcast systems for military and commercial applications. Our AHD competitors include Ultra Electronics/USSI, IML Sound Commander, and others. We do not believe these competitors have achieved significant global market penetration in the AHD market to date. We believe our AHD product line has demonstrated acceptance, has performed extremely well in harsh environments, and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors may enter, which could impact our competitiveness.

In the mature and established mass notification market, we compete against several domestic and international competitors, including Everbridge, OnSolve, Whelen Engineering Company Inc., Hoermann, and others. We believe our ability to shape the broadcast coverage area from 60° - 360°, our industry-leading voice broadcast intelligibility, our multiple system activation and control options, including satellite, TCP/IP, fiber, Wi-Fi, digital or analog radio, Ethernet or hard wire, give us competitive advantages against these established organizations. We believe the addition of Genasys geospatially controlled, mass messaging mobile alerts, and our Genasys CCS with its ease of integration with external sensors and inputs, and compatibility with major emergency warning protocols also provide competitive advantages. We believe the domestic and international markets for mass notification systems are substantial and growing.

Seasonality

Because our sales are primarily to domestic and international government departments or agencies, our selling cycles tend to be long and difficult to forecast. We have not experienced any significant seasonality trends to date, but we may experience increased seasonality in the future.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 17, Segment Information, and Note 18, Major Customers, to our consolidated financial statements. Suppliers and Related Information.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are important drivers of success. We rely on a variety of intellectual property protections for our products and technologies, including patent, trademark and trade secret laws, and contractual obligations. We pursue a policy of vigorously enforcing our intellectual property rights.

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks, including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, SOUNDSABER®, ONE VOICE®, and SOUND SHIELD®. Many of our registered trademarks have earned worldwide brand recognition.

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

For the fiscal years ended September 30, 2018 and 2017, we spent approximately $3.5 million and $2.5 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Richard S. Danforth, age 59, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 60, was appointed Interim Chief Financial Officer in August 2017 and promoted to Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2018, we employed a total of 75 people. Of such employees, 14 were in research and development, 32 were in production, quality assurance and materials control, 13 were in general and administrative and 16 were in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages, are not a party to a collective bargaining agreement and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “LRAD.” Our address is 16262 West Bernardo Drive, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.LRAD.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

In fiscal year 2018, we had one customer that accounted for 20% of revenues and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases on these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

In fiscal year 2018, direct and indirect sales to the U.S. government accounted for approximately 49% of our total net sales, compared to 15% of our total net sales in fiscal year 2017 and 31% in fiscal year 2016. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

We may not be able to successfully integrate the Genasys businesses or any other businesses that we may acquire in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

On January 18, 2018, we acquired all of the issued and outstanding shares of capital stock of Genasys. Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate the Genasys business and other businesses we may acquire in the future. We may not realize the intended benefits of the Genasys acquisition or the acquisition of other businesses in the future, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the Genasys business or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including the acquisition of Genasys, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the Genasys business or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Failure to successfully integrate the Genasys business or any other acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of Genasys did and any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

Our sales strategy for fiscal year 2019 and beyond is to increase our market share of the growing mass notification market with our omnidirectional products. A number of large companies compete in this market and dominate the market share. We believe we have a strong product that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2018, we had a warranty reserve of $99,216. While our warranty experience with our LRAD product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $397,051 at September 30, 2018. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We sell our products worldwide. In fiscal years 2018 and 2017, revenues outside of the U.S. accounted for approximately 44% and 64% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We are obligated under a seven-year repair and maintenance agreement with a foreign military customer to service $12.1 million of product sold in the quarter ended March 31, 2011. We have contracted with a third party service provider to administer the required services under the terms of the maintenance agreement. The revenue from the maintenance agreement with our customer is fixed and paid annually upon completion of each year of service for the seven-year period through March 2019. It is possible that the cost to repair and maintain the products and the cost to contract with our third party service provider could exceed the revenue generated by the maintenance agreement.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2018, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

As of September 30, 2018, we had outstanding options granted to our employees and directors to purchase 3,394,858 shares of our common stock. At September 30, 2018, the exercise prices for the options ranged from $0.93 to $3.17 per share. The issuance of shares of common stock upon the exercise of outstanding options could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facilities are located at 16262 West Bernardo Drive, San Diego, California. The lease of 54,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, average $36,146 per month for the first fourteen months, and are $74,460, $76,694, $78,994, $81,364, $83,805, $86,319, $88,909, $91,576 and $94,324 per month for the second through tenth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2017 and 2018:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2017
First Quarter	$1.95	$1.58
Second Quarter	$1.85	$1.43
Third Quarter	$1.95	$1.30
Fourth Quarter	$2.25	$1.46
Fiscal Year Ending September 30, 2018
First Quarter	$2.58	$1.86
Second Quarter	$2.55	$1.94
Third Quarter	$2.67	$1.94
Fourth Quarter	$3.58	$2.52

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 33,186,989 shares issued and outstanding held by 943 holders of record of our common stock at December 13, 2018.

Dividends

There were no dividends declared and paid during the years ended September 30, 2018 and 2017. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. During the year ended September 30, 2018, 286,746 shares were repurchased for $725,445 under these programs. No shares were repurchased during the 2017 fiscal year. At September 30, 2018, all repurchased shares were retired.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program will expire on December 31, 2018.

The following table discloses the stock repurchases during the quarter ended September 30, 2108.

			Total number of	Maximum dollar
			shares purchased	value of shares that
	Total number of	Average price	as part of publicly	may yet be purchased
Period	shares purchased	paid per share	announced programs	under the program
July 1, 2018- July 31, 2018	-	$-	-	$3,394,403
August 1, 2018 - August 31, 2018	-	-	-	3,394,403
September 1, 2018 - September 30, 2018	75,420	2.99	75,420	3,169,240
	75,420	$2.99	75,420	$3,169,240

Item 6.	Selected Financial Data

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

LRAD® Corporation is a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over distance. By broadcasting audible voice messages with exceptional clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address, and emergency warning systems cannot achieve. With the January 2018 acquisition of Genasys Holding S.L, we combined our advanced mass notification voice broadcast systems with Genasys’ location-based mass messaging solutions. Using our proprietary technologies, we have developed two product lines:

•	Acoustic Hailing Devices, which project audible voice and tone broadcasts with exceptional intelligibility in a 30° beam from close range up to 5,500 meters, and;

•

Genasys™ Mass Notification, which include systems that project 60° - 360° audible voice broadcasts with industry-leading vocal clarity from close range to over 14 square kilometers from a single installation and geospatial, mass messaging mobile alert solutions that are compatible with major emergency warning protocols.

We have sold our AHDs and Genasys solutions into 72 countries and pioneered a worldwide market for AHDs and advanced mass notification solutions. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2018, we accomplished the following:

●	Announced our largest domestic order to date, an $11.0 million U.S. Army Program of Record order that is part of a larger AHD requirement.

●	Received $5.4 million in AHD orders from Southeast Asia for public safety, law enforcement, defense, border, and maritime security applications.

●	Announced $5.3 million in other U.S. Military and Government AHD, spares, and accessories orders for the Army, Navy, Air Force, Marine Corps, and State Department.

●	Received $3.4 million in AHD orders from the Asia Pacific and another international region for public safety, law enforcement, and defense applications.

●

Announced $2.5 million in mass notification orders for 360-XT systems integrated with a gas detection alarm and LRAD’s solar-powered option, and a Federal Emergency Management Agency (“FEMA”) funded critical infrastructure project.

●	Acquired Genasys Holding, S.L. (“Genasys”), a leading software provider of advanced location-based mass messaging solutions for emergency warning systems and workforce management.

●

Addressed critical wildfire mass notification issues in the western U.S. and Canada by detailing LRAD systems’ use in northern California, southwestern Colorado, and Colombia for fire rescue and emergency warning.

●	Moved into a facility with expanded engineering and manufacturing capacity to support current and expected future business growth.

Business Outlook

 Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology, and product foundation with our AHD and mass notification systems product lines, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our AHD and mass notification product offerings throughout the world in the homeland security and defense sectors as a result of increasing threats to government, commerce, law enforcement, borders, and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments. We intend to expand our domestic and international mass notification business, particularly in the U.S., Middle East, Europe, and Asia where we believe there are greater market opportunities for our multidirectional mass notification systems and mass messaging solutions. In fiscal year 2018, we increased our global selling network, which consists of marketing and business development personnel, as well as relationships with key integrators and sales representatives within the U.S. and around the world. In addition, we utilize part-time consultants with expertise in various U.S. government and defense areas, to advise us on procedures and budgetary policies in an effort to be successful in these areas. However, we may continue to face challenges in fiscal 2019 due to budget uncertainties and continuing economic and geopolitical conditions in some international regions and the U.S. We anticipate continued U.S. Military spending uncertainty due to possible defense budget delays. We’re pursuing large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition. It is also difficult to determine whether our Genasys MN solutions will be accepted in the mass notification market, which includes a number of competitors.

Our products have varying gross margins, and therefore product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We implement product updates and changes, including raw material and component changes that may impact product costs. We also have increased competition in the mass notification market, where there are a number of established companies that we expect will create pricing pressure on our mass notification product line and mobile alert solutions. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

During fiscal year 2018, we had approximately 12 full-time business development and marketing personnel at the Company, which includes five business consultants. In addition, we utilize various part-time sales consultants with experience and knowledge in various government and defense areas to assist with specific markets we are pursuing. We exhibit at domestic and international trade shows, attend industry events, and hold LRAD system demonstrations. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

Research and development (“R&D”) expenses vary period to period due to the timing of projects, and the timing, extent and use of outside consulting, design and development firms. Our R&D expenses were primarily for in-house development; however, we continue to supplement our in-house development with third-party services, such as product testing and certification.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and to understanding our results of operations. Our accounting policies are more fully described in our consolidated financial statements and related notes located in “Item 8. Financial Statements and Supplementary Data.” The impact and any associated risks related to these policies on our business operations are discussed in “Item 1A. Risk Factors” and throughout “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” when such policies affect our reported and expected financial results.

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

Revenue Recognition.

We derive our revenue from the sale of products to customers, contracts, license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

Product Revenue

The Company sells its products to customers, including resellers and system integrators, and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is reasonably assured, and when there are no remaining obligations. Most revenues to resellers and system integrators are based on firm commitments from the end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have the right to return product unless the product is found to be defective.

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of or has the ability to take immediate possession of the software and the software key. Perpetual software licenses can include one year maintenance and support services. The Company sells these maintenance services also on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which they relate.

Time-based licensed software

The time-based license agreements include the use of a software license for a fixed term, generally one-year, and maintenance and support services during the same period. The Company does not sell time-based licenses without maintenance and support services and therefore revenues for the entire arrangements are recognized on a straight-line basis over the term.

Warranty, maintenance and services

We also offer extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty and maintenance contracts are recognized on a straight-line basis, over the contract period, and classified as contract and other revenues. Revenue from other services such as training or installation is recognized when the service is completed.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as when selling a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or vendor specific objective evidence to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

Revenue is allocated to each deliverable based on the fair value of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed and are considered essential to the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

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

Valuation of Intangible Assets. Intangible assets consist of technology, customer relationships, trade name portfolio and non-compete agreements acquired in the acquisition of Genasys, and patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. This generally occurs when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

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

Deferred Tax Asset. We evaluate quarterly the realizability of the deferred tax assets and assess the need for a valuation allowance. We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Utilization of the net operating loss (“NOL”) carryforwards in future years could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership or control. Included in the NOL carryforwards are deductions from stock options that, if recognized, will be recorded as a credit to additional paid-in capital rather than through our results of operations. In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the ability to recover deferred tax assets. The Company will continue to evaluate the ability to realize its net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets and will adjust the valuation accordingly.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our consolidated financial statements.

Segment and Related Information

We are engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware (LRAD) and Software (Genasys) and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material. See Note 17, Segment Information, in our consolidated financial statements for further discussion.

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2018 and 2017

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2018		September 30, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$23,495,788	89.3%	$19,247,020	94.7%	$4,248,768	22.1%
Contract and other	2,811,002	10.7%	1,067,158	5.3%	1,743,844	163.4%
Total revenues	26,306,790	100.0%	20,314,178	100.0%	5,992,612	29.5%

Cost of revenues	13,567,076	51.6%	10,035,577	49.4%	(3,531,499)	(35.2%)
Gross Profit	12,739,714	48.4%	10,278,601	50.6%	2,461,113	23.9%

Operating expenses
Selling, general and administrative	10,692,681	40.6%	8,586,288	42.3%	(2,106,393)	(24.5%)
Research and development	3,523,498	13.4%	2,500,053	12.3%	(1,023,445)	(40.9%)
Total operating expenses	14,216,179	54.0%	11,086,341	54.6%	(3,129,838)	(28.2%)

Loss from operations	(1,476,465)	(5.6%)	(807,740)	(4.0%)	(668,725)	(82.8%)

Other income	107,023	0.4%	128,586	0.6%	(21,563)	(16.8%)

Loss from operations before income taxes	(1,369,442)	(5.2%)	(679,154)	(3.3%)	(690,288)	(101.6%)
Income tax expense	2,375,600	9.0%	197,600	1.0%	(2,178,000)	(1,102.2%)
Net loss	$(3,745,042)	(14.2%)	$(876,754)	(4.3%)	$(2,868,288)	(327.1%)

Net sales (a)
LRAD	$24,836,795	94.4%	$20,314,178	100.0%	4,522,617	22.3%
Genasys	1,469,995	5.6%	-	0.0%	1,469,995	100.0%
Total net sales	$26,306,790	100.0%	$20,314,178	100.0%	$5,992,612	29.5%

US v International Sales
US Revenue	14,793,243	56.2%	7,279,925	35.8%	7,513,318	103.2%
International Revenue	11,513,547	43.8%	13,034,253	64.2%	(1,520,706)	(11.7%)
Total	26,306,790	100.0%	20,314,178	100.0%	$5,992,612	29.5%

(a)	Net Sales excludes intercompany sales of $313,110 and zero for the years ended September 30, 2018 and 2017, respectively.

Revenues

Revenues increased $5,992,612, or 29.5%, in the fiscal year ended September 30, 2018. Orders received in fiscal 2018 were a record $35.1 million, which contributed to higher revenue in fiscal 2018 and growth in the backlog at September 30, 2018 compared to the prior year end. The larger fiscal 2018 revenues were from both the AHD and mass notification product sales and from Genasys, acquired in January 2018. Genasys contributed $1,469,995 of revenue since its acquisition on January 18, 2018, mass notification systems increased $827,785, or 16%, over fiscal year 2017 and AHD increased $3,694,833, or 24.4%, over the prior year. Domestic revenues increased 103.2% over the prior year while international revenues decreased 11.7% over the prior year. We had aggregate deferred revenue of $659,682 and $343,163 for prepayments from customers in advance of product shipment at September 30, 2018 and 2017, respectively. The receipt of orders will often be uneven due to the timing of customer’s approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2018 grew $2,461,113, or 23.9%, over fiscal year 2017, primarily due to increased revenue. Gross margin as a percentage of sales decreased this year compared to the prior year primarily due to higher manufacturing overhead, including occupancy costs from the overlapping of facility leases in the fourth quarter of the current year. The prior year benefitted from a reduction to the estimated warranty liability.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,106,393, or 24.5%. This increase reflects the addition in 2018 of Genasys expense of $1,230,177 (including $169,652 for one-time audit fees and $224,685 for amortization of intangible assets), acquisition related costs of $371,331, increase of $352,162 for computer related expenses, $276,419 for increased travel expense largely for selling and marketing related expenses, increase of $239,245 to facility expenses from larger facility and overlap of leases, a $150,000 charge to bad debt reserve for certain past due accounts and $148,250 of higher personnel related expense.   This was partially offset by a $519,375 decrease in non-cash share-based compensation expense, primarily due to non-recurring expense for separation costs related to the departure of the Company’s prior CEO.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2018 and 2017 of $479,165 and $998,540, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $1,023,445, or 40.9%, primarily due to a $593,962 increase in salaries and benefits and $360,942 increase for software development, and product development and testing.

Included in R&D expenses for the year ended September 30, 2018 was $84,320 of non-cash share-based compensation expenses, compared to $93,709 for the year ended September 30, 2017.

Other Income

Other income decreased by $21,563 primarily due to the $20,949 of interest expense on notes payable at Genasys in fiscal year 2018. There was no interest expense in fiscal year 2017.

Net Loss

The net loss was higher in fiscal 2018 largely due to income tax expense related to a reduction to the deferred tax asset resulting from the change to the U.S. corporate income tax rates effective for the calendar year ended December 31, 2018. In addition, we generated a greater operating loss in 2018 due to additional investments in the business, including information technology, product development and selling and marketing, and acquisition related expenses for growth.

In the year ended September 30, 2018, we recorded an income tax provision of $2,375,000 primarily due to a reduction in the value of the deferred tax asset resulting from the reduction to the U.S. corporate income tax rate. In the year ended September 30, 2017, we recorded $197,600 of tax provision resulting from an increase in the valuation allowance against deferred tax assets based on an assessment of the Company’s historical and projected taxable income, along with tax planning strategies and any other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will be realized.

Liquidity and Capital Resources

Cash, cash equivalents at September 30, 2018 was $11,063,091, compared to $12,764,421 at September 30, 2017. In addition, we have short-term marketable securities of $3,592,175 at September 30, 2018, compared to $4,359,542 at September 30, 2017 and long-term marketable securities of $1,200,541 and $711,124 at September 30, 2018 and 2017, respectively. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Our Board of Directors approved a share buyback program under which the Company may utilize up to $4 million in cash to repurchase outstanding common shares using available cash and future cash flows from operations through December 31, 2018. In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year Ended
	September 30, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$1,251,819	$(666,772)
Investing activities	$(2,787,366)	$(129,052)
Financing activities	$596,894	$133,000

Operating Activities

Net loss of $3,745,042 for the fiscal year ended September 30, 2018 was reduced by $3,780,973 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected a $3,149,579 decrease in accounts receivable resulting from lower current year fiscal fourth quarter shipments, an increase of $192,638 for higher accounts payable and a $1,541,865 increase in accrued and other liabilities, which included deferred rent and leasehold incentives, offset by an increase in inventory of $1,648,484 to support higher year-end backlog, an increase of $2,075,323 for prepaid expenses and other, primarily for deposits paid on inventory purchases to fulfill backlog and outstanding receivables for tenant improvements on the Company’s new office facility.

Net loss of $876,754 for the fiscal year ended September 30, 2017 was reduced by $1,382,002 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash used in operating activities reflected a $2,272,970 increase in accounts receivable resulting from higher current year fiscal fourth quarter shipments, increase in inventory of $519,568 to support higher year-end backlog and $455,516 less accrued and other liabilities, partially offset by $1,487,734 higher accrued payroll liabilities due to increased accrued bonus in fiscal 2017, increase of $537,800 in accounts payable related to increased inventory and prepaid expenses and other-noncurrent expense were $226,937 lower, which represented the amortization of our prepaid maintenance agreement.

We had accounts receivable of $2,785,997 and $5,681,882 at September 30, 2018 and 2017, respectively. The level of trade accounts receivable at September 30, 2018 represented approximately 39 days of revenues for the year compared to 102 days of revenues at September 30, 2017. The decrease in days was due to the lower ending receivables balance at September 30, 2018 resulting from lower revenues in September 2018, compared to September 2017. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2018 and 2017, our working capital was $21,090,472 and $25,372,640, respectively. The decrease in working capital was largely the result of the use of cash to purchase Genasys and pay down the notes payable on the Genasys balance sheet.

Investing Activities

In the fiscal year ended September 30, 2018, we used $2,431,795 of cash to acquire Genasys and purchased short and long-term marketable securities of $4,920,547 compared to $2,908,093 purchased in fiscal year 2017. In the fiscal year ended September 30, 2018, we had proceeds from maturities of available for sale marketable securities of $5,190,821 compared to $2,961,367 in fiscal year 2017.

We also used cash in investing activities primarily for the purchase of product tooling, computer equipment and leasehold improvements for the new larger operating facility. Cash used for capital expenditures was $625,845 and $182,326 in the fiscal years ended September 30, 2018 and 2017, respectively. In fiscal 2017, we began to expense patent and trademark costs as incurred. We anticipate additional expenditures for patents and capital expenditures in fiscal year 2019 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2018 and 2017, we received proceeds from the exercise of stock options of $2,434,888 and $133,000, respectively. The Board of Directors approved a share buyback program in 2013 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. This program expired on December 31, 2016 and in December 2016, the Board of Directors approved a new buyback program for calendar year 2017 under which the Company is authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. During the year ended September 30, 2018, the Company repurchased 286,746 shares at an average price per share of $2.53 for a total cost of $725,445. During the year ended September 30, 2017, no shares were repurchased. At September 30, 2018, all repurchased shares were retired.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 13, Commitments and Contingencies, to our consolidated financial statements.

The Company has incentive bonus plans for fiscal year 2018 designed to motivate its key employees to achieve the Company’s financial objectives. All of the Company’s key employees are entitled to participate in the incentive plans. Target Bonus Amounts (“Target”) vary based on a percentage of the employee’s base salary which range from 25% to 75% of base salary and a bonus payment may be made at three levels, including at 87% of Target, at 135% of Target and at 200% of Target, depending upon the achievement by the Company of specified performance goals. Performance targets include certain fiscal 2018 metrics, including product bookings, net revenues, operating income and operating cash flow. Included in such calculation is the cost of the incentive plan. During the years ended September 30, 2018 and 2017, the Company accrued $1,205,468 and $1,100,693 respectively, for bonuses, and related payroll tax expense in connection with the bonus plans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2018, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2019 (the “Proxy Statement”).

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

10.13

Stock Purchase Agreement. dated January 18, 2018, by and among LRAD Corporation, Genasys Holding S.L., the stockholders of Genasys Holdings S.L. and the representative of the stockholders. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2018.

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Squar Milner LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

LRAD Corporation

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LRAD Corporation and its subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company's auditor since 2007.

San Diego, California

December 21, 2018

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,063,091	$12,764,421
Short-term marketable securities	3,592,175	4,359,542
Restricted cash	403,427	-
Accounts receivable, net	2,785,997	5,681,882
Inventories, net	6,734,183	5,257,234
Prepaid expenses and other	3,091,401	983,322
Total current assets	27,670,274	29,046,401

Long-term marketable securities	1,200,541	711,124
Long-term restricted cash	339,556	39,466
Deferred tax assets, net	5,957,000	8,331,000
Property and equipment, net	2,448,725	509,603
Goodwill	2,445,990	-
Intangible assets, net	1,557,346	55,689
Other assets	241,365	164,517
Total assets	$41,860,797	$38,857,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,083,344	$1,112,366
Accrued liabilities	3,199,864	2,561,395
Notes payable, current portion	296,594	-
Total current liabilities	6,579,802	3,673,761

Notes payable, less current portion	52,358	-
Other liabilities, noncurrent	1,739,430	-
Total liabilities	8,371,590	3,673,761

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,176,146 and 32,158,436 shares issued and outstanding, respectively	332	322
Additional paid-in capital	90,251,145	87,956,839
Accumulated deficit	(56,516,895)	(52,771,853)
Accumulated other comprehensive loss	(245,375)	(1,269)
Total stockholders' equity	33,489,207	35,184,039
Total liabilities and stockholders' equity	$41,860,797	$38,857,800

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years Ended September 30,
	2018	2017
Revenues:
Product sales	$23,495,788	$19,247,020
Contract and other	2,811,002	1,067,158
Total revenues	26,306,790	20,314,178
Cost of revenues	13,567,076	10,035,577

Gross Profit	12,739,714	10,278,601

Operating expenses
Selling, general and administrative	10,692,681	8,586,288
Research and development	3,523,498	2,500,053
Total operating expenses	14,216,179	11,086,341

Loss from operations	(1,476,465)	(807,740)

Other income	107,023	128,586

Loss from operations before income taxes	(1,369,442)	(679,154)
Income tax expense	2,375,600	197,600
Net loss	$(3,745,042)	$(876,754)

Net loss per common share - basic and diluted	$(0.12)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	32,492,645	31,855,430

LRAD Corporation

Consolidated Statements of Comprehensive Loss

	Years Ended September 30,
	2018	2017
Net loss	$(3,745,042)	$(876,754)
Other comprehensive loss, net of tax
Unrealized gain (loss) on marketable securities, net of tax	(7,676)	280
Unrealized foreign currency loss	(236,430)	-
Comprehensive loss	$(3,989,148)	$(876,474)

See accompanying notes

 LRAD Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2016	31,800,103	$318	$86,467,215	$(51,895,099)	$(1,549)	$34,570,885
Share-based compensation expense			1,116,400	-	-	1,116,400
Issuance of common stock upon exercise of stock options, net	233,333	3	373,224	-	-	373,227
Issuance of common stock upon vesting of restricted stock units	125,000	1	-	-	-	1
Other comprehensive loss	-	-	-		280	280
Net loss	-	-	-	(876,754)		(876,754)
Balance at September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	584,873	-	-	584,873
Issuance of common stock upon exercise of stock options, net	1,179,456	12	2,434,875	-	-	2,434,887
Issuance of common stock upon vesting of restricted stock units	125,000	1	-	-	-	1
Stock buyback	(286,746)	(3)	(725,442)		-	(725,445)
Other comprehensive loss	-	-	-	-	(244,106)	(244,106)
Net loss	-	-	-	(3,745,042)	-	(3,745,042)
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2018	2017
Operating Activities:
Net loss	$(3,745,042)	$(876,754)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	483,087	153,283
Provision for doubtful accounts	150,000	-
Warranty provision	6,093	(70,946)
Inventory obsolescence	171,535	26,243
Share-based compensation	584,873	1,116,400
Deferred income taxes	2,374,000	196,000
Gain on disposition of fixed asset	252	-
Loss on impairment of patents	11,133	-
Changes in operating assets and liabilities:
Accounts receivable, net	3,149,579	(2,272,970)
Inventories, net	(1,648,484)	(519,568)
Prepaid expenses and other	(2,075,323)	(147,456)
Other assets	(60,615)	226,937
Accounts payable	192,638	537,800
Payroll and related	127,623	1,487,734
Warranty settlements	(11,395)	(67,959)
Accrued and other liabilities	1,541,865	(455,516)
Net cash provided by (used in) operating activities	1,251,819	(666,772)

Investing Activities:
Purchases of marketable securities	(4,920,547)	(2,908,093)
Proceeds from maturities of marketable securities	5,190,821	2,961,367
Capital expenditures	(625,845)	(182,326)
Purchase of Genasys, net of cash and restricted cash acquired	(2,431,795)	-
Net cash used in investing activities	(2,787,366)	(129,052)

Financing Activities:
Proceeds from exercise of stock options	2,434,888	133,000
Repurchase of common stock	(725,445)	-
Proceeds from the issuance of unsecured promissory notes	62,656	-
Payments on promissory notes	(1,175,205)	-
Net cash provided by financing activities	596,894	133,000
Effect of foreign exchange rate on cash	(59,160)	-
Net decrease in cash, cash equivalents, and restricted cash	(997,813)	(662,824)
Cash, cash equivalents and restricted cash, beginning of period	12,803,887	13,466,711
Cash, cash equivalents and restricted cash, end of period	$11,806,074	$12,803,887

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$11,063,091	$12,764,421
Restricted cash, current portion	403,427	-
Long-term restricted cash	339,556	39,466
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,806,074	$12,803,887

See accompanying notes

 LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$18,015	$-

Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(7,676)	$280

Business combinations accounted for as a purchase:
Fair value of assets acquired	$5,520,504	$-
Cash paid	(3,011,439)	-
Liabilities assumed	$2,509,065	$-

LRAD Corporation

Notes to the Consolidated Financial Statements

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

On January 18, 2018, the Company acquired all of the issued and outstanding shares of capital stock of Genasys Holdings, S.L. and its subsidiaries (“Genasys”), pursuant to a Stock Purchase Agreement, dated January 18, 2018. Genasys is a leading software provider of advanced location-based mass messaging solutions for emergency warning systems and workforce management. See Note 4, Acquisition, for additional information about this transaction.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has three wholly owned subsidiaries, Genasys II Spain, S.A.U. and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers and generally does not require collateral or other security to support customer receivables. At September 30, 2018, accounts receivable from two customers accounted for 12% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2017, accounts receivable from three customers accounted for 31%, 22% and 14% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The Company maintains cash and cash equivalent bank deposit accounts which, at times, may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Company also invests cash in instruments that meet high credit quality standards, as specified in the Company’s policy guidelines such as money market funds, corporate bonds, municipal bonds and Certificates of Deposit. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. It is generally the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At September 30, 2018 and 2017, the amount of restricted cash was $742,983 and $39,446, which is included in Restricted Cash and Long-term Restricted Cash.

MARKETABLE SECURITIES

The Company accounts for investments in debt instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss. The realized gains and losses on marketable securities are determined using the specific identification method.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2018 or 2017 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. At September 30, 2018 and 2017, the Company had an allowance for doubtful accounts of $150,000 and $0, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal years 2018 and 2017, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company decreased its inventory reserve by $21,481 and $161,600 during the years ended September 30, 2018 and 2017, respectively. These changes resulted from the disposal of obsolete inventory, net of additional excess and obsolescence reserves recorded in 2018 and 2017.

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

BUSINESS COMBINATIONS

The acquisition method of accounting for business combinations requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination).

Under the acquisition method of accounting the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which the Company also measures at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to general and administrative expense as they are incurred.

Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

On January 18, 2018, the Company acquired all of the issued and outstanding shares of capital stock of Genasys pursuant to a Stock Purchase Agreement, dated January 18, 2018. See Note 4, Acquisition, for additional information about this transaction.

GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets, which consist of technology, customer relationships, non-compete agreements, patents, tradenames and trademarks, are carried at cost less accumulated amortization. Intangible assets are amortized over their estimated useful lives, based on a number of assumptions including estimated periodic economic benefit and utilization. The estimated useful lives of identifiable intangible assets has been estimated to be between three and fifteen years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the future undiscounted cash flows realized from the assets is less than its carrying value.

Goodwill represents the excess of the value of the purchase price and related costs over the identifiable assets from the acquisition of Genasys, as described in Note 4, Acquisition. The Company conducts an annual impairment assessment, at the reporting unit level, of its recorded goodwill. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management does not consider the value of goodwill recorded for Genasys in the accompanying consolidated balance sheet to be impaired as of September 30, 2018. (See Note 8, Goodwill and Intangible Assets for more information)

LEASES

Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2018 and 2017, the Company had no capital lease obligations.

REVENUE RECOGNITION

The Company derives its revenue from the sale of products to customer, contracts, license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the entity and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

Product Revenue

The Company sells its products to customers, including resellers and system integrators, is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is reasonably assured, and when there are no remaining obligations. Most revenues to resellers and system integrators are based on firm commitments from the end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have the right to return product unless the product is found to be defective.

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of or has the ability to take immediate possession of the software and the software key. Perpetual software licenses can include one year maintenance and support services. The Company sells these maintenance services also on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which they relate.

Time-based licensed software

The time-based license agreements include the use of a software license for a fixed term, generally one-year, and maintenance and support services during the same period. The Company does not sell time-based licenses without maintenance and support services and therefore revenues for the entire arrangements are recognized on a straight-line basis over the term.

Warranty, maintenance and services

We also offer extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty and maintenance contracts are recognized on a straight-line basis, over the contract period, and classified as contract and other revenues. Revenue from other services such as training or installation is recognized when the service is completed.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as when selling a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or vendor specific objective evidence to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

Revenue is allocated to each deliverable based on the fair value of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed and are considered essential to the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

Adoption of new accounting standard

On October 1, 2018, the Company adopted the new accounting standard FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all contracts using the modified retrospective method. Based on the Company’s analysis of contracts with customers in prior periods, there was no cumulative effect adjustment to the opening balance of the Company’s accumulated deficit as a result of the adoption of this new standard. We expect the impact of the adoption of the new standard to be immaterial to the consolidated financial statements on an ongoing basis.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $291,994 and $148,862 for the fiscal years ended September 30, 2018 and 2017, respectively. Actual revenues from shipping and handling were $169,184 and $124,141 for the fiscal years ended September 30, 2018 and 2017, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $28,092 and $42,232 for the years ended September 30, 2018 and 2017, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $99,216 and $104,518 at September 30, 2018 and 2017, respectively.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in assessing the ability to realize the Company’s deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income and the tax rates in effect at that time. Additional information regarding income taxes appears in Note 12, Income Taxes.

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

SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware (LRAD) and Software (Genasys) and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material. See Note 17, Segment Information, for additional information.

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. See Note 16, Net Loss Per Share, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of LRAD is the U.S. dollar. The functional currency of Genasys is the Euro. The Company translates the assets and liabilities of Genasys at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies, which have not been material, are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the statements of operations. The translation loss for the period was $236,430 resulting from transaction between LRAD and Genasys and the timing of transaction in relation to changes in exchange rates. Transaction gains and losses were not significant for any period presented.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options issued to employees and directors over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. See Note 14, Share-based Compensation, for additional information.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2018 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2018 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2018.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-7, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends and expands Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires entities to measure nonemployee share-based payment transactions by estimating the fair value of the equity instrument it is obligated to issue, measure the equity-classified nonemployee share-based payment awards at the grant date, and consider the probability of satisfying performance conditions when accounting for nonemployee share based payment awards with such conditions. ASU 2018-7 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Accordingly, this guidance will be effective for the Company in the fiscal year beginning October 1, 2019. The Company is currently evaluating the impact adoption of this guidance, if any, will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. For the year ended September 30, 2018, the increase in restricted cash resulted primarily from restricted cash balances associated with the security deposit for the Company’s new office lease, as described in Note13 and restricted cash included in the assets acquired in the acquisition of Genasys, as described in Note 4, Acquisition. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The guidance was effective for the Company in the first quarter of fiscal 2018. The adoption of this standard resulted in the recognition of $1.1 million of gross deferred tax assets related to the historical excess tax benefits from stock based compensation what was not previously included in deferred tax assets and a corresponding increase in the Company’s valuation allowance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact adoption of this guidance, if any, will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 2, Basis of Presentation and Significant Accounting Policies – Revenue Recognition, for further detail).

4. ACQUISITION

On January 18, 2018, the Company completed its acquisition of Genasys, pursuant to a Stock Purchase Agreement. Genasys, headquartered in Madrid, Spain, is a leading software provider of advanced, location-based mass messaging solutions for emergency warning systems and workforce management. Genasys has 17 employees based primarily in Spain.

The Company believes the combination of Genasys’ mass messaging solutions and software development capabilities will enable the Company to enhance existing product offerings through integrated mass messaging solutions as well as provide growth opportunities in new markets. Genasys’ operating results were included in the Company’s consolidated financial statements beginning January 18, 2018 and include $1,469,995 in net sales and a net operating loss of $115,189 through September 30, 2018.

The acquisition consideration consisted of the following:

Cash paid at closing	$2,826,189
Acquisition escrow liability	185,250
Total consideration	$3,011,439

During the year ended September 30, 2018, the acquisition escrow liability was paid to the former shareholders of Genasys. The Company incurred $412,347 in acquisition expenses related to this transaction, through September 30, 2018. Acquisition expenses include fees paid to auditors, attorneys, consultants and other professional services. These expenses were recorded in selling, general, and administrative expenses in the consolidated statements of operations as follows: $55,800 in the fourth quarter of fiscal 2018, $119,202 in the third quarter of fiscal 2018, $151,313 in the second quarter of fiscal 2018, $45,016 in the first quarter of fiscal 2018 and $41,016 in the fourth quarter of fiscal 2017.

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

The estimated fair value of identifiable intangible assets acquired, and their estimated useful lives at the acquisition date was as follows:

	Fair Value	Useful Lives (in years)
Technology	$690,000	7
Customer relationships	660,000	7
Trade name portfolio	240,000	5
Non-compete agreements	260,000	3
	$1,850,000

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 6 years. The intangible assets were recorded by Genasys and are translated at the rate in effect on the balance sheet date.

The goodwill for Genasys is attributable to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Goodwill from the Genasys acquisition will not be deductible for tax purposes. The goodwill was recorded by Genasys and is translated at the rate in effect on the balance sheet date.

Pro Forma Information (unaudited)

The following table provides the unaudited pro forma results of operations for the years ended September 30, 2018 and 2017, respectively, as if Genasys had been acquired as of the beginning of fiscal year 2017. Pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year ended September 30,
	2018	2017
Net Revenues	$27,255,960	$22,381,779
Net Loss	(3,428,191)	(969,195)
Basic and diluted loss per share	$(0.11)	$(0.03)

	September 30, 2018		September 30, 2017
	Net revenues	Net income (loss)	Net revenues	Net income (loss)
LRAD actual results	$24,836,795	$(3,629,853)	$20,314,178	$(876,754)
Genasys actual results	2,419,165	158,264	2,067,601	64,012
Pro forma adjustments	-	43,398	-	(156,453)
Pro forma results	$27,255,960	$(3,428,191)	$22,381,779	$(969,195)

The following table identifies the pro forma adjustments:

	Year ended September 30,
	2018	2017
Acquisition costs	$371,331	$41,016
Amortization costs	(316,396)	(292,078)
Tax effect of adjustments	(11,537)	94,609
Pro forma adjustments	$43,398	$(156,453)

5. FAIR VALUE MEASUREMENTS

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

The fair value of the majority of the Company’s cash equivalents and marketable securities was determined based on “Level 1” inputs. The fair value of certain marketable securities, long-term debt, hedge fund investments, and derivative contracts were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company does not have any financial instruments measured at fair value on a recurring basis in the “Level 3” category.

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2018 and 2017.

Instruments Measured at Fair Value on a Recurring Basis

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2018 and 2017.

	September 30, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$410,393	$-	$410,393	$410,393	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,302,661	(8,945)	4,293,716	-	3,592,175	701,541
Subtotal	4,801,661	(8,945)	4,792,716	-	3,592,175	1,200,541

Total	$5,212,054	$(8,945)	$5,203,109	$410,393	$3,592,175	$1,200,541

	September 30, 2017
			Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities

Level 1:
Money Market Funds	$55,257	$-	$55,257	$55,257	$-	$-

Level 2:
Certificates of deposit	2,436,647	-	2,436,647	-	1,937,647	499,000
Municipal securities	25,315	(12)	25,303	-	25,303	-
Corporate bonds	2,609,973	(1,257)	2,608,716	-	2,396,592	212,124
Subtotal	5,071,935	(1,269)	5,070,666	-	4,359,542	711,124

Total	$5,127,192	$(1,269)	$5,125,923	$55,257	$4,359,542	$711,124

Instruments Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill, which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. In the event of an impairment, the Company determines the fair value of the goodwill and intangible assets using a discounted cash flow approach, which contains significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended September 30, 2018:

		Fair Value Measurements at September 30, 2018
	Carrying Value	Active Markets for Identifiable Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Non-Cash Impairment Loss
Intangible assets from Genasys acquisition(a)	$1,520,006	$-	$-	$1,520,006	$-
Goodwill from Genasys acquisition(b)	$2,445,990	$-	$-	$2,445,990	$-
Patents(c)	$37,340	$-	$-	$37,340	$(11,133)

(a)

Represents acquired intangible assets from the acquisition of Genasys. There was no impairment related to these assets. (See Note 4, Acquisition and Note 8, Goodwill and Intangible Assets, for more information)

(b)

Represents acquired goodwill from the acquisition of Genasys. There was no impairment related to these assets. (See Note 4, Acquisition and Note 8, Goodwill and Intangible Assets, for more information)

(c)	During the year ended September 30, 2018, the Company determined that certain patents were impaired. The impaired patents related to products no longer sold by the Company.

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended September 30, 2017:

		Fair Value Measurements at September 30, 2017
	Carrying Value	Active Markets for Identifiable Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Non-Cash Impairment Loss
Patents	$55,689	$-	$-	$55,689	$-

The Company did not recognize non-recurring fair value adjustments related to the impairment of intangible assets for the year ended September 30, 2017.

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2018	2017
Raw materials	$4,487,273	$3,784,935
Finished goods	1,768,544	1,742,960
Work in process	875,417	147,871
Inventories, gross	7,131,234	5,675,766
Reserve for obsolescence	(397,051)	(418,532)
Inventories, net	$6,734,183	$5,257,234

The Company relies on one supplier for compression drivers for its LRAD products and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2018	2017
Office furniture and equipment	$1,326,784	$1,093,502
Machinery and equipment	1,095,099	994,157
Leasehold improvements	-	76,138
Construction in progress	2,001,539	-
Property and equipment, gross	4,423,422	2,163,797
Accumulated depreciation	(1,974,697)	(1,654,194)
Property and equipment, net	$2,448,725	$509,603

	Year Ended September 30,
	2018	2017
Depreciation expense	$251,186	$146,067

At September 30, 2018, construction in progress primarily include leasehold improvement costs incurred to renovate and prepare the Company’s new facility for its operations.  See Note 13. Commitments and Contingencies, for more information on the facility lease.

8. GOODWILL AND INTANGIBLE ASSETS

On January 18, 2018, the Company recorded intangible assets of $1,850,000 and goodwill of $2,603,688 in connection with the acquisition of Genasys, as described in Note 4, Acquisition. These intangible assets and goodwill are translated from Euros to U.S. dollars at the balance sheet date. Intangible assets, net of amortization, were $1,557,346 and goodwill was $2,445,990 at September 30, 2018.

The goodwill attributable to the acquisition of Genasys is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company will continue to analyze the transaction and refine its calculation, as appropriate during the measurement period, which could affect the value of goodwill. Subsequent to the measurement period, the Company will periodically review goodwill for impairment in accordance with relevant accounting standards.

During the year ended September 30, 2018, the Company determined that certain patents were impaired. These patents supported products that are no longer sold by the Company. The Company recorded a non-cash loss on the impairment of these patents of $11,133 for the year ended September 30, 2018. There was no impairment loss for the year ended September 30, 2017.

The Company’s intangible assets consisted of the following:

	September 30,
	2018	2017
Technology	$648,208	$-
Customer relationships	620,026	-
Trade name portfolio	225,464	-
Non-compete agreements	244,252	-
Patents	72,126	108,247
	1,810,076	108,247
Accumulated amortization	(252,730)	(52,558)
	$1,557,346	$55,689

	Year Ended September 30,
	2018	2017
Amortization expense	$231,901	$7,216

Estimated Amortization Expense for the Years ended September 30,
2019	$312,493
2020	312,493
2021	254,819
2022	231,075
2023	200,400
Thereafter	246,066
Total estimated amortization expense	$1,557,346

9. PREPAID EXPENSES AND OTHER

	September 30,
	2018	2017
Deposits for inventory	$1,366,069	$29,804
Leashold improvement receivable	1,132,017	-
Prepaid insurance	162,822	91,542
Prepaid maintenance agreement	93,750	187,500
Receivable for stock options exercised	-	252,043
Dues and subscriptions	92,097	247,163
Other	244,646	175,270
	$3,091,401	$983,322

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Leasehold improvement receivable

Leasehold improvement receivable represents amounts owed to the Company by the landlord for costs incurred to renovate and prepare the Company’s new facility for use. The lease provided an allowance for tenant improvements of $1,588,214 (see Note 13, Commitments and Contingencies, for additional information about this lease). As of September 30, 2018, $1,312,017 has not been received by the Company.

Prepaid Insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Prepaid maintenance agreement

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and is being recognized as a component of cost of sales. Accordingly, as of September 30, 2018, $93,750 of the total prepayment was classified as a current asset. As of September 30, 2017, $187,500 of the total prepayment was classified as a current asset and $93,750 was classified as noncurrent.

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2018	2017
Payroll and related	$2,041,735	$1,870,579
Deferred revenue	659,682	343,163
Accrued contract costs	197,034	197,034
Severance	152,730	-
Warranty reserve	99,216	104,518
Deferred rent	49,467	46,101
Total	$3,199,864	$2,561,395

Other liabilities - noncurrent consisted of the following:

	September 30,
	2018	2017
Deferred rent	$1,663,058	-
Deferred extended warranty revenue	76,372	-
Total	$1,739,430	$-

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits at September 30, 2018 and 2017.

Deferred Revenue

Deferred revenue at September 30, 2018 included prepayments from customers on current orders scheduled for delivery in the year ended September 30, 2019.

Severance

Severance liability at September 30, 2018 consisted of accrued payments to former employees of Genasys payable during the year ended September 30, 2019.

Deferred Rent

Deferred rent liability as September 30, 2018 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s office space. Deferred rent also includes cash and amounts receivable from the landlord in the aggregate amount of $1,712,525 to compensate for costs incurred by the Company to make the office space ready for operation (leasehold incentives). Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2018	2017
Beginning balance	$104,518	$243,423
Warranty provision	6,093	(70,946)
Warranty settlements	(11,395)	(67,959)
Ending balance	$99,216	$104,518

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period and in the fourth quarter of fiscal 2018 decreased the accrued warranty liability by $23,890 to an amount equal to estimated warranty expense for products currently under warranty.

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

11.  DEBT

In connection with the acquisition of Genasys the Company acquired certain debts of Genasys in the aggregate amount of $1,520,037, as described in Note 4, Acquisition. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies of September 30, 2018. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of September 30, 2018 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	69,811
Ministry of Economy and Competitiveness	February 2, 2024	279,141	(a)
		$348,952

(a)

This loan is secured by $279,141 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash at September 30, 2018. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal year 2019 and that the outstanding balance of the loan will be paid in full during fiscal year 2019. Accordingly, this has been included in the current portion of notes payable as of September 30, 2018.

The following is a schedule of future annual payments as of September 30, 2018:

2019	$296,594
2020	17,453
2021	17,453
2022	17,452
Total	$348,952

The current portion of debt is $296,594 and the noncurrent portion of debt is $52,538. The Company recorded $20,949 in interest expense for the year ended September 30, 2018 related to debt.

12. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2018	2017
Current tax provision
Federal	$-	$-
State	1,600	1,600
Total current tax provision	1,600	1,600
Deferred provision
Federal	2,017,900	166,600
State	356,100	29,400
Total deferred provision	2,374,000	196,000

Provision for income taxes	$2,375,600	$197,600

A reconciliation of income taxes at the federal statutory rate of 24.28% to the effective tax rate was as follows:

	Years ended September 30,
	2018	2017
Income taxes computed at the federal statutory rate	$(332,000)	$(231,000)
Change in valuation allowance	2,711,000	197,000
Change in tax rate	6,754,000	-
Expired net operating loss carryforwards	441,000	283,000
Nondeductible compensation, interest expense and other	39,000	21,000
State income taxes, net of federal tax benefit	(41,000)	(24,000)
Change in R&D credit carryover	(133,000)	(98,000)
Stock options and other prior year true-ups	(499,000)	48,000
Acquired deferred tax assets of Genasys Spain	(6,564,400)	1,600
Provision for income taxes	$2,375,600	$197,600

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2018 and 2017 were as follows:

	At September 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$13,644,000	$16,443,000
Research and development credit	5,805,000	2,559,000
Share-based compensation	532,000	898,000
Equipment	(41,000)	(80,000)
Patents	35,000	69,000
Accruals and other	818,000	546,000
State tax deduction	(5,000)	(7,000)
Federal AMT Credit	53,000	52,000
Allowances	133,000	157,000
Gross deferred tax asset	20,974,000	20,637,000
Less valuation allowance	(15,017,000)	(12,306,000)
Total deferred tax assets, net of valuation allowance	$5,957,000	$8,331,000

At September 30, 2018, the Company had net deferred tax assets of approximately $5,957,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2018, the Company had federal NOL carryforwards of approximately $48,720,000, which expire from 2022 through 2037. The Company also has an estimated $2,114,000 and $911,000 of federal and state R&D tax credits, respectively, at September 30, 2018, a portion of which will begin to expire in the 2019 tax year.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over six of the nine most recent fiscal years. In the past few years, the Company has developed products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is a leading player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released a portion of the valuation allowance. While the Company incurred net losses in the years ended September 30, 2018 and 2017, it was significantly impacted by a non-recurring expense in fiscal 2018 and 2017. The Company expects to utilize the deferred tax asset in the future. The Company adjusted its deferred tax asset value in the quarter ended September 30, 2018 and continues to maintain a valuation allowance of $15,017,000. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As of September 30, 2018, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Subsequently, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period not to exceed one year from the enactment date.  Accordingly, the Company remeasured its net deferred tax assets on a provisional basis based on the rates at which they are expected to be realized in the future, which is generally 21% resulting in a decrease to our net deferred tax assets of $2,374,000 for the year ended September 30, 2018. The Company will continue to analyze certain aspects of the Act, and refine its calculations as appropriate during the measurement period, which could affect the measurement of these balances.

13. COMMITMENTS AND CONTINGENCIES

Facility Lease

On July 1, 2018, the Company entered into a lease for 54,766 square feet to replace the expired lease of the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2018 and will expire August 30, 2028. The aggregate monthly payments, with abatements, average $36,146 per month for the first fourteen months, and are $74,460, $76,694, $78,994, $81,364, $83,805, $86,319, $88,909, $91,576 and $94,324 per month for the second through tenth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The lease provided an allowance for tenant improvements of $1,588,214, which was classified as deferred rent on the Company’s consolidated balance sheet and will be amortized as an offset to rent expense with a corresponding charge to depreciation expense on a straight-line basis over the term of the lease.

Operating Leases

Total operating lease expense, including facilities and business equipment commitments, recorded by the Company for the years ended September 30, 2018 and 2017 was $956,535 and $351,418, respectively.

The obligations under all operating leases are as follows:

Years ending September 30,
2019	$626,277
2020	1,018,685
2021	1,030,380
2022	1,072,300
2023	995,554
Thereafter	5,255,394
Total lease obligations	$9,998,590

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

Bonus Plan

In fiscal 2018 and 2017, the Company had a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In fiscal year 2018, the company exceeded the minimum targeted level of orders received and revenues and has accrued $1,205,099 of expense. In fiscal year 2017, the company exceeded the minimum targeted level of orders received and revenues and accrued $1,100,693 of expense.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2018 and 2017, the Company made matching contributions of $130,511 and $196,239, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2018 and 2017.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2018 and 2017.

14. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2018, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Incentive Plan was approved in 2015 authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2018, there were options outstanding covering 1,467,283 and 2,145,905 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 2,119,025 shares of common stock available for grant for a total of 5,732,213 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2018 and 2017 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	2018	2017
Volatility	45.4%	42.6%	-	53.7%
Risk free interest rate	2.18%	1.73%	-	2.01%
Forfeiture rate	10.0%		10.0%
Dividend yield	0.0%		0.0%
Expected life in years	4.6	3.8	-	4.6
Weighted average FV	$0.89		$0.71

The Company did not pay a dividend in fiscal 2018 or in fiscal 2017. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2018, there was approximately $566,512 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.5 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that as of September 30, 2018, it is probable that some but not all of the performance condition will be achieved. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense. The Company did not grant any PVOs in the year ended September 30, 2018.

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

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which have been and will be expensed on a straight line basis through the March 20, 2019 vest date. Also, during fiscal 2018, 93,330 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three year life of the grants.

Restricted Stock Unit Summary Information

A summary of the activity of restricted stock units of the Company as of September 30, 2018 is presented below:

Number of Shares
Outstanding October 1, 2017	125,000
Granted	218,330
Released	(125,000)
Forfeited/cancelled	-
Outstanding September 30, 2018	218,330

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding October 1, 2017	4,663,502	$2.18
Granted	3,500	$2.21
Forfeited/expired	(92,688)	$2.74
Exercised	(1,179,456)	$2.06
Outstanding September 30, 2018	3,394,858	$2.21
Exerciseable September 30, 2018	2,384,576	$2.27

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2018 was $2,404,380 and $1,890,891, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $3.06 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2018 was $752,729 and proceeds from these exercises was $2,434,888. The total intrinsic value of stock options exercised during the year ended September 30, 2017 was $72,709 and cash received from these exercises was $373,288. The Company recognized $752,729 and $72,709 as a tax benefit in the income tax provision for the years ended September 30, 2018 and 2017, respectively.

The following table summarizes information about stock options outstanding at September 30, 2018:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.93	-	$1.76	912,966	5.28	1.63	783,059	1.62
$1.77	-	$1.99	1,346,642	5.15	1.97	471,642	1.93
$2.00	-	$2.85	364,000	3.08	2.55	360,500	2.55
$2.86	-	$3.17	771,250	0.33	3.00	769,375	3.00
$0.93	-	$3.17	3,394,858			2,384,576

The Company recorded $584,873 and $1,116,400 of stock compensation expense for employees, directors and consultants for the years ended September 30, 2018, and 2017, respectively. The amounts of share-based compensation expense are classified in the Consolidated Statements of Operations as follows:

Year ended September 30,	2018	2017
Cost of revenues	$21,388	$24,151
Selling, general and administrative	479,165	998,540
Research and development	84,320	93,709
	$584,873	$1,116,400

15. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2018, the Company issued 1,179,456 shares of common stock and obtained gross proceeds of $2,434,888 in connection with the exercise of stock options. During the year ended September 30, 2017, the Company issued 233,333 shares of common stock and obtained gross proceeds of $133,000 in connection with the exercise of stock options. During the year ended September 30, 2018, the Company issued 125,000 of shares of common stock upon full vesting of RSUs. During the year ended September 30, 2017, the Company issued 125,000 of shares of common stock upon full vesting of RSUs.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2018 or 2017.

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. During the year ended September 30, 2018, 286,746 shares were repurchased for $724,445. During the year ended September 30, 2017, no shares were repurchased. At September 30, 2018, all repurchased shares were retired.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program will expire on December 31, 2018.

16. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended September 30,
	2018	2017
Numerator:
Net loss available to common stockholders	$(3,745,042)	$(876,754)

Denominator:
Weighted average common shares outstanding, basic and diluted	32,492,645	31,855,430

Basic loss per common share	$(0.12)	$(0.03)
Diluted loss per common share	$(0.12)	$(0.03)

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	3,394,858	4,663,502
Restricted stock units	218,330	125,000
Total	3,613,188	4,788,502

17. SEGMENT INFORMATION

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

The following table presents the Company’s segment disclosures:

	Year ended
	September 30, 2018	September 30, 2017

Revenue from external customers
LRAD	$24,836,795	$20,314,178
Genasys	1,469,995	-
	$26,306,790	$20,314,178

Intercompany revenues
LRAD	$-	$-
Genasys	313,110	-
	$313,110	$-

Segment operating loss
LRAD	$(1,387,902)	$(807,740)
Genasys	(88,563)	-
	$(1,476,465)	$(807,740)

Other expenses:
Depreciation and amortization expense
LRAD	$254,618	$153,283
Genasys	228,469	-
	$483,087	$153,283

Interest expense
LRAD	$-	$-
Genasys	20,949	-
	$20,949	$-

Income tax expense
LRAD	$2,375,600	$197,600
Genasys	-	-
	$2,375,600	$197,600

	September 30, 2018	September 30, 2017
Long-lived assets
LRAD	$2,478,144	$565,292
Genasys	3,973,917	-
	$6,452,061	$565,292

Total assets
LRAD	$36,770,872	$38,857,800
Genasys	5,089,925	-
	$41,860,797	$38,857,800

18. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2018, revenues from one customer accounted for 20% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2017, revenues from one customer accounted for 15% of total revenues with no other single customer accounting for more than 10% of total revenues.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2018	2017
Americas	$16,488,624	$8,688,005
Europe, Middle East, and Africa	3,238,533	1,439,157
Asia Pacific	6,579,633	10,187,016
	$26,306,790	$20,314,178

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
December 21, 2018

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

Date: December 21, 2018	By	/s/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2018	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 21, 2018	By	/s/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: December 21, 2018	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 21, 2018	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 21, 2018	By	/s/ DANIEL H. MCCOLLUM
Daniel H. McCollum Director

Date: December 21, 2018	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

S-1