Form 10-Q
period 2018-12-31
LRAD Corp
filed 2019-02-12
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on February 8, 2019 was 32,615,133 .

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	September 30,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,416,106	$11,063,091
Short-term marketable securities	3,783,863	3,592,175
Restricted cash	397,933	403,427
Accounts receivable, net	8,698,868	2,785,997
Inventories, net	8,708,732	6,734,183
Prepaid expenses and other	953,891	3,091,401
Total current assets	26,959,393	27,670,274

Long-term marketable securities	899,759	1,200,541
Long-term restricted cash	339,591	339,556
Deferred tax assets, net	5,673,997	5,957,000
Property and equipment, net	2,362,920	2,448,725
Goodwill	2,412,680	2,445,990
Intangible assets, net	1,459,572	1,557,346
Other assets	241,310	241,365
Total assets	$40,349,222	$41,860,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,013,104	$3,083,344
Accrued liabilities	2,079,618	3,199,864
Notes payable, current portion	292,554	296,594
Total current liabilities	5,385,276	6,579,802

Notes payable, less current portion	51,644	52,358
Other liabilities, noncurrent	1,916,139	1,739,430
Total liabilities	7,353,059	8,371,590

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,589,321 and 33,176,146 shares issued and outstanding, respectively	326	332
Additional paid-in capital	88,766,502	90,251,145
Accumulated deficit	(55,470,955)	(56,516,895)
Accumulated other comprehensive loss	(299,710)	(245,375)
Total stockholders' equity	32,996,163	33,489,207
Total liabilities and stockholders' equity	$40,349,222	$41,860,797

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2018	2017
Revenues:
Product sales	$9,348,168	$7,336,025
Contract and other	829,391	292,542
Total revenues	10,177,559	7,628,567
Cost of revenues	5,088,301	3,671,027

Gross Profit	5,089,258	3,957,540

Operating expenses
Selling, general and administrative	2,751,008	2,188,398
Research and development	1,048,375	778,037
Total operating expenses	3,799,383	2,966,435

Income from operations	1,289,875	991,105

Other income	39,068	34,530

Income before income taxes	1,328,943	1,025,635
Income tax expense	283,003	2,708,888
Net income (loss)	$1,045,940	$(1,683,253)

Net income (loss) per common share - basic and diluted	$0.03	$(0.05)
Weighted average common shares outstanding:
Basic	32,896,021	32,236,039
Diluted	33,570,866	32,236,039

See accompanying notes

2

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	December 31,
	2018	2017
Net income (loss)	$1,045,940	$(1,683,253)
Other comprehensive loss, net of tax
Unrealized (loss) on marketable securities	(613)	(8,031)
Unrealized foreign currency loss	(53,722)	-
Comprehensive income (loss)	$991,605	$(1,691,284)

3

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2018	2017
Operating Activities:
Net income (loss)	$1,045,940	$(1,683,253)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	201,267	60,105
Warranty provision	20,618	12,361
Inventory obsolescence	54,854	40,301
Share-based compensation	133,845	138,461
Deferred income taxes	283,003	2,708,888
Changes in operating assets and liabilities:
Accounts receivable, net	(5,916,242)	3,662
Inventories, net	(2,029,403)	(43,001)
Prepaid expenses and other	2,136,282	393,761
Other assets	-	46,874
Accounts payable	(66,849)	790,635
Payroll and related	(1,047,037)	(1,023,537)
Warranty settlements	(4,789)	(3,154)
Accrued and other liabilities	94,627	311,482
Net cash (used in) provided by operating activities	(5,093,884)	1,753,585

Investing Activities:
Purchases of marketable securities	(874,353)	(1,673,295)
Proceeds from maturities of marketable securities	982,834	2,128,016
Capital expenditures	(38,813)	(54,167)
Net cash provided by investing activities	69,668	400,554

Financing Activities:
Proceeds from exercise of stock options	2,528	159,518
Repurchase of common stock	(1,621,022)	-
Net cash (used in) provided by financing activities	(1,618,494)	159,518
Effect of foreign exchange rate on cash	(9,734)	-
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,652,444)	2,313,657
Cash, cash equivalents and restricted cash, beginning of period	11,806,074	12,803,887
Cash, cash equivalents and restricted cash, end of period	$5,153,630	$15,117,544

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,416,106	$15,117,544
Restricted cash, current portion	397,933	-
Long-term restricted cash	339,591	-
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$5,153,630	$15,117,544

See accompanying notes

4

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2018	2017
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(613)	$(8,031)

5

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 21, 2018. The accompanying condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated balance sheet at September 30, 2018 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-7, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends and expands Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires entities to measure nonemployee share-based payment transactions by estimating the fair value of the equity instrument it is obligated to issue, measure the equity-classified nonemployee share-based payment awards at the grant date, and consider the probability of satisfying performance conditions when accounting for nonemployee share based payment awards with such conditions. ASU 2018-7 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Accordingly, this guidance will be effective for the Company in the fiscal year beginning October 1, 2019. The Company is currently evaluating the impact, if any, adoption of this guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within that fiscal year. The Company expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact, if any, adoption of this guidance will have on its consolidated financial statements and related disclosures.

New pronouncements adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU No. 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2016-18 effective January 1, 2018. For the year ended September 30, 2018 and the three months ended December 31, 2018, restricted cash balances are due to a security deposit for the Company’s new office lease, as described in Note 13, Commitments and Contingencies, and restricted cash held as collateral for notes payable, as described in Note 11, Debt. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The guidance was effective for the Company in the first quarter of fiscal 2018. The adoption of this standard resulted in the recognition of $1.1 million of gross deferred tax assets related to the historical excess tax benefits from stock based compensation that was not previously included in deferred tax assets and a corresponding increase in the Company’s valuation allowance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail).

4.	REVENUE RECOGNITION

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

The Company derives its revenue from the sale of products to customers, contracts, license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

Product Revenue

The Company sells its products to customers, including resellers and system integrators, and revenue is recognized in the period that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable, when collection of resulting receivables is reasonably assured, and when there are no remaining obligations. Most revenues from resellers and system integrators are based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have the right to return product unless the product is found to be defective.

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of or has the ability to take immediate possession of the software and the software key. Perpetual software licenses can include one year maintenance and support services. In addition, the Company sells maintenance services on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

Time-based licensed software

The time-based license agreements include the use of a software license for a fixed term, generally one-year, and maintenance and support services during the same period. The Company does not sell time-based licenses without maintenance and support services and therefore revenues for the entire arrangements are recognized on a straight-line basis over the term.

Warranty, maintenance and services

We offer extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty and maintenance contracts are recognized on a straight-line basis, over the contract period, and classified as contract and other revenues. Revenue from other services such as training or installation is recognized when the service is completed.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or vendor specific objective evidence to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

We disaggregate revenue by reporting segment (Hardware (LRAD) and Software (Genasys)) and geographically to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. See Note 17, Segment Information and Note 18, Major Customers for additional details of revenues by reporting segment and disaggregation of revenue.

Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of December 31, 2018 and September 30, 2018, including the change between the periods.

The Company’s contract assets are as follows:

Prepaid maintenance
agreement
Balance at September 30, 2018	$93,750
New prepaid maintenance agreements	-
Recognition of expense as a result of performing services	(46,875)
Balance at December 31, 2018	$46,875
Less: non-current portion	-
Current portion at December 31, 2018	$46,875

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2018	$199,596	$536,458	$736,054
New performance obligations	137,431	159,907	297,338
Recognition of revenue as a result of satisfying performance obligations	(153,693)	(270,461)	(424,154)
Balance at December 31, 2018	$183,334	$425,904	$609,238
Less: non-current portion	-	(83,255)	(83,255)
Current portion at December 31, 2018	$183,334	$342,649	$525,983

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $609,238. We expect to recognize revenue on approximately $525,983 or 86% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical Expedients

In cases where we are responsible for shipping after the customer has obtained control of the goods, we have elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, we have elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. We only give consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. We also utilize the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value we are providing to the customer.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of December 31, 2018 or September 30, 2018. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2018 and September 30, 2018.

	December 31. 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$538,922	$(69)	$538,853	$538,853	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	286,070	(277)	285,793	-	285,793
Corporate bonds	3,908,040	(9,211)	3,898,829	-	3,498,070	400,759
Subtotal	4,693,110	(9,488)	4,683,622	-	3,783,863	899,759

Total	$5,232,032	$(9,557)	$5,222,475	$538,853	$3,783,863	$899,759

	September 30, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$410,393	$-	$410,393	$410,393	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,302,661	(8,945)	4,293,716	-	3,592,175	701,541
Subtotal	4,801,661	(8,945)	4,792,716	-	3,592,175	1,200,541

Total	$5,212,054	$(8,945)	$5,203,109	$410,393	$3,592,175	$1,200,541

6. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2018	2018
Raw materials	$6,674,524	$4,487,273
Finished goods	2,232,627	1,768,544
Work in process	253,486	875,417
Inventories, gross	9,160,637	7,131,234
Reserve for obsolescence	(451,905)	(397,051)
Inventories, net	$8,708,732	$6,734,183

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2018	2018
Office furniture and equipment	$1,412,506	$1,326,784
Machinery and equipment	1,156,983	1,095,099
Leasehold improvements	1,746,335	-
Construction in progress	143,404	2,001,539
Property and equipment, gross	4,459,228	4,423,422
Accumulated depreciation	(2,096,308)	(1,974,697)
Property and equipment, net	$2,362,920	$2,448,725

	Three Months Ended December 31,
	2018	2017
Depreciation expense	$124,460	$58,301

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the three months ended December 31, 2018.

During the year ended September 30, 2018, the Company determined that certain patents were impaired. These patents supported products that are no longer sold by the Company. The Company recorded a non-cash loss on the impairment of these patents of $11,133 for the year ended September 30, 2018. There was no impairment loss for the three months ended December 31, 2018.

Intangible assets and goodwill related to Genasys are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a reduction of $54,009. The Company’s intangible assets consisted of the following:

	December 31,	September 30,
	2018	2018
Technology	$639,381	$648,208
Customer relationships	611,582	620,026
Trade name portfolio	222,394	225,464
Non-compete agreements	240,926	244,252
Patents	72,126	72,126
	1,786,409	1,810,076
Accumulated amortization	(326,837)	(252,730)
	$1,459,572	$1,557,346

	December 31,	December 31,
	2018	2017
Amortization expense	$76,807	$1,804

Estimated amortization expense for the twelve months ended December 31,

2019	$307,884
2020	307,633
2021	230,373
2022	226,957
2023	183,869
Thereafter	202,856
Total estimated amortization expense	$1,459,572

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2018	2018
Deposits for inventory	$330,690	$1,366,069
Leashold improvement receivable	180,103	1,132,017
Prepaid insurance	114,346	162,822
Prepaid maintenance agreement	46,875	93,750
Dues and subscriptions	51,619	92,097
Other	230,258	244,646
	$953,891	$3,091,401

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Leasehold improvement receivable

Leasehold improvement receivable represents amounts owed to the Company by its landlord for costs incurred to renovate and prepare the Company’s new facility for use. The lease provided an allowance for tenant improvements of $1,588,214. (See Note 13, Commitments and Contingencies, for additional information about this lease). As of December 31, 2018, $180,103 has not been received by the Company.

Prepaid Insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Prepaid maintenance agreement

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight- year period for products sold thereunder. The total prepaid expense is being amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services and is being recognized as a component of cost of sales. Accordingly, as of December 31, 2018, $46,875 of the total prepayment was classified as a current asset. As of September 30, 2018, $93,750 of the total prepayment was classified as a current asset.

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2018	2018
Payroll and related	$993,116	$2,041,735
Deferred revenue	342,649	460,086
Customer deposits	183,334	199,596
Accrued contract costs	295,551	197,034
Severance	73,679	152,730
Warranty reserve	115,045	99,216
Deferred rent	76,244	49,467
Total	$2,079,618	$3,199,864

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2018	2018
Deferred rent	$1,832,884	$1,663,058
Deferred extended warranty revenue	83,255	76,372
Total	$1,916,139	$1,739,430

Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of extended warranty obligations and prepayments for software support agreements.

Accrued contract costs

Accrued contract costs consist of accrued expenses for contracting a third party service provider to fulfill repair and maintenance obligations required under a contract through March 28, 2019 with a foreign military for units sold in the year ended September 30, 2011. Payments to the service provider will be made annually upon completion of each year of service. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Severance

Severance liability at December 31, 2018 and September 30, 2018, consisted of accrued payments to former employees of Genasys, payable during the year ending September 30, 2019.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31, 2018	September 30, 2018
Beginning balance	99,216	$104,518
Warranty provision	20,618	6,093
Warranty settlements	(4,789)	(11,395)
Ending balance	$115,045	$99,216

Deferred Rent

Deferred rent liability as of December 31, 2018 and September 30, 2018 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s office space. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $1,909,128 at December 31, 2018 to compensate for costs incurred by the Company to make the office space ready for operation. Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

11. DEBT

In connection with the acquisition of Genasys the Company acquired certain debts of Genasys. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of December 31, 2018. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of December 31, 2018 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$68,859
Ministry of Economy and Competitiveness	February 2, 2024	275,339	(a)
		$344,198

(a)

This loan is secured by $275,339 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount is included in restricted cash at December 31, 2018. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal year 2019 and that the outstanding balance of the loan will be paid in full during fiscal year 2019. Accordingly, this has been included in the current portion of notes payable as of December 31, 2018.

The following is a schedule of future annual payments as of December 31, 2018:

2019	$292,554
2020	17,215
2021	17,215
2022	17,214
Total	$344,198

The current portion of debt is $292,554 and the noncurrent portion of debt is $51,644.

12. INCOME TAXES

For the three months ended December 31, 2018, the Company recorded income tax expense of $283,003 reflecting an effective tax rate of 21.1%. For the three months ended December 31, 2017, the Company recorded an income tax expense of $234,888 reflecting an effective tax rate of 22.9% and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax assets as a result of tax reform.  For the three months ended December 31, 2018, when compared to the same period in 2017, the decrease in the effective tax rate was primarily attributable to the decrease in Federal statutory tax rate due to tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

13. COMMITMENTS AND CONTINGENCIES

Facility Lease

On January 3, 2018, the Company entered into a lease for 54,766 square feet to replace the expired lease of the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2018 and will expire August 30, 2028. The aggregate monthly payments, with abatements, average $36,146 per month for the first fourteen months, and are $74,460, $76,694, $78,994, $81,364, $83,805, $86,319, $88,909, $91,576 and $94,324 per month for the second through tenth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The lease provided an allowance for tenant improvements of $1,588,214, which was classified as deferred rent on the Company’s consolidated balance sheet and will be amortized as an offset to rent expense with a corresponding charge to depreciation expense on a straight-line basis over the term of the lease.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2018, the Company exceeded the minimum targeted level of orders received and revenues and has recorded $392,930 of expense. In the three months ended December 31, 2017, the company exceeded the minimum targeted level of orders received and revenues and recorded $405,267 of expense.

14. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2018, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Plan was approved in 2015 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2018, there were options and restricted stock units outstanding covering 717,283 and 2,140,971 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 2,122,359 shares of common stock available for grant for a total of 4,980,613 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were no stock options granted during the three months ended December 31, 2018. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2017 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Three months ended December 31, 2017
Volatility	45.4%
Risk free interest rate	2.2%
Forfeiture rate	10.0%
Dividend yield	0.0%
Expected life in years	4.6

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

As of December 31, 2018, there was approximately $397,670 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that as of December 31, 2018, it is probable that some but not all of the performance conditions will be achieved. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

On March 14, 2017, the Board of Directors approved a grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $197,500, which was expensed on a straight line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which have been and will be expensed on a straight line basis through the March 20, 2019 vest date. Also, during fiscal 2018, 93,330 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three-year life of the grants.

A summary of the restricted stock units of the Company as of December 31, 2018 is presented below:

Number of Shares
Outstanding September 30, 2018	218,330
Granted	-
Released	-
Forfeited/cancelled	-
Outstanding December 31, 2018	218,330

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2018	3,394,858	$2.18
Granted	-	$-
Forfeited/expired	(753,334)	$2.99
Exercised	(1,600)	$1.58
Outstanding December 31, 2018	2,639,924	$1.94
Exerciseable December 31, 2018	1,702,236	$1.93

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2020 to 2024 with an average life of 3.9 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 was $1,313,333 and $1,089,894, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.52 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2018 was $1,504 and proceeds from these exercises were $2,528.

The following table summarized information about stock options outstanding at December 31, 2018:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$0.93	-	$1.69	603,198	4.42	$1.57	583,385	$1.57
$1.71	-	$1.86	526,476	3.53	$1.80	455,601	$1.81
$1.99	-	$1.99	1,125,000	4.58	$1.99	281,250	$1.99
$2.02	-	$3.13	375,250	2.72	$2.56	372,000	$2.56
$3.17	-	$3.17	10,000	2.88	$3.17	10,000	$3.17
			2,639,924			1,702,236

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2018	2017
Cost of revenues	$4,298	$6,209
Selling, general and administrative	111,851	109,322
Research and development	17,696	22,930
	$133,845	$138,461

15. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2017 and the three months ended December 31, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2017	31,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039

Share-based compensation expense	-	-	138,461	-	-	138,461
Issuance of common stock upon exercise of stock options, net	90,852	-	159,518	-	-	159,518
Other comprehensive loss	-	-	-	-	(8,031)	(8,031)
Net income	-	-	-	(1,683,253)	-	(1,683,253)
Balance at December 31, 2017	31,249,288	$322	$88,254,818	$(54,455,106)	$(9,300)	$33,790,734

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

Share-based compensation expense	-	-	133,845	-	-	133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. During the three months ended December 31, 2018, 588,425 shares were repurchased for $1,621,022. During the three months ended December 31, 2017 no shares were repurchased. At December 31, 2018, all repurchased shares were retired into treasury.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program expired on December 31, 2018.

Dividends

There were no dividends declared in the three months ended December 31, 2018 and 2017.

16. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	December 31,
	2018	2017
Numerator
Net income (loss)	$1,045,940	$(1,683,253)

Denominator
Weighted average common shares outstanding	32,896,021	32,236,039
Assumed exercise of dilutive options and restricted stock units	674,845	-
Weighted average dilutive shares outstanding	33,570,866	32,236,039

Basic income (loss) per common share	$0.03	$(0.05)
Diluted income (loss) per common share	$0.03	$(0.05)

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	991,750	3,289,067
Restricted stock units	-	125,000
Total	991,750	3,414,067

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

The following table presents the Company’s segment disclosures:

	Three months ended December 31,
	2018	2017

Revenue from external customers
LRAD	$9,656,702	$7,628,567
Genasys	520,857	-
	$10,177,559	$7,628,567

Intercompany revenues
LRAD	$-	$-
Genasys	186,972	-
	$186,972	$-

Segment operating income (loss)
LRAD	$1,302,646	$991,105
Genasys	(12,771)	-
	$1,289,875	$991,105

Other expenses:
Depreciation and amortization expense
LRAD	$124,301	$60,105
Genasys	76,966	-
	$201,267	$60,105

Income tax expense
LRAD	$283,003	$2,708,888
Genasys	-	-
	$283,003	$2,708,888

	December 30, 2018	September 30, 2018
Long-lived assets
LRAD	$2,386,399	$2,478,144
Genasys	3,848,773	3,973,917
	$6,235,172	$6,452,061

Total assets
LRAD	$35,522,540	$36,770,872
Genasys	4,826,682	5,089,925
	$40,349,222	$41,860,797

18. MAJOR CUSTOMERS

For the three months ended December 31, 2018, revenues from one customer accounted for 60% of total revenues with no other single customer accounting for more than 10% of revenues. At December 31, 2018, accounts receivable from one customer accounted for 64% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended December 31,
	2018	2017
Americas	$8,721,320	$6,053,038
Asia Pacific	639,056	1,021,906
Europe, Middle East and Africa	817,183	553,623
Total Revenues	$10,177,559	$7,628,567

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

Overview

Our Company is a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over short and long distances. By broadcasting audible voice messages with exceptional clarity and only where needed, we offer industry leading novel sound applications that exceed the output of conventional bullhorns, loudspeakers, and public address and emergency warning systems. With the January 2018 acquisition of Genasys Holding S.L., we combined our advanced mass notification voice broadcast systems with Genasys’ location-based mass messaging solutions. Using our proprietary technologies, we have developed two product lines:

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

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and above high ambient noise using minimal power. Our AHDs meet stringent military specifications and are packaged in several form factors, from portable, hand held units to permanently installed, remotely operated systems. Through broadcasting directional alert tones and live prerecorded messages, our AHDs are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and potentially save lives. We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our recently patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our AHD and MN products.

Building on the success of our AHDs, we launched our multidirectional product line. Unlike most siren-based mass notification systems on the market, our MN systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, make us more competitive in the large and growing mass notification market.

Our products are designed to meet a broad range of diverse applications, including emergency warning and mass notification, fixed and mobile military deployments, maritime, critical infrastructure, perimeter, commercial, border, and homeland security, law enforcement, emergency responder and fire rescue communications, asset protection, and wildlife preservation and control. By selling our industry-leading AHDs and advanced MN systems into 72 countries, we have created a new worldwide market and a recognized global brand. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

Business developments in the fiscal quarter ended December 31, 2018:

●	Announced over $1.1 million in international mass notification orders for the U.S. Army and one of Eurasia’s largest oil and gas companies.

●	Received a $1.1 million follow-on AHD order for the U.S. Air Force.

●	Announced our largest National Guard order to date, $3.2 million order for LRAD 100X MAG-HS Kits, the newest addition to the LRAD product line.

●	Conducted several LRAD Genasys mass notification system demonstrations at the request of city and county fire officials in Northern and Southern California.

●	U.S. Customs and Border Patrol special response teams deployed LRAD AHDs at the San Ysidro. CA port of entry to broadcast warnings and notifications to caravans seeking entry to the United States.

●	The Company’s Board of Directors authorized a new $5 million share buyback program.

Revenues in the Company’s first fiscal quarter ended December 31, 2018, were $10.2 million, an increase from $7.6 million in the first fiscal quarter of 2018. The increase in revenues was driven by a significant increase in AHD revenue and the addition of Genasys in 2018. AHD revenues increased $3,857,566, or 45%, MN systems revenue decreased $1,308,574 compared to the first fiscal quarter of 2018. First fiscal quarter of 2019 MN revenue includes $520,857 from Genasys compared to none in the prior year quarter. Based on the timing of budget cycles, as well as financial issues and military conflict in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales. Operating expenses increased 28.1% from $3.0 million to $3.8 million in the quarter ended December 31, 2018, primarily due to the addition of Genasys’ operating expenses, increased employee compensation and related expenses, and increased development costs offset by lower computer related expenses. The first quarter of fiscal 2019 results, reflect a non-cash $283,003 income tax expense that decreased the balance of the deferred tax asset. In the first fiscal quarter of 2018, the Company recorded an income tax expense of $234,888 and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax asset as a result of tax reform. We reported net income of $1,045,940 for the first quarter of fiscal 2019, or $0.03 per share, compared to net loss of $1,683,253, or $0.05 per share for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our AHD and MN systems product lines, which we have expanded over the years to service new markets and customers for greater business growth.  We believe that we have strong market opportunities for our directional and multidirectional product offerings within the mass notification, defense, law enforcement, fire rescue, public safety, maritime, homeland security, critical infrastructure security, asset protection, and wildlife control and preservation business sectors. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our multidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges due to continuing uncertain economic and geopolitical conditions in some international regions. We anticipate that the current U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our multidirectional product will be accepted as a viable solution in the mass notification market, which includes a number of large, well-known competitors.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2018. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

	Three Months Ended
	December 31, 2018		December 31, 2017
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$9,348,168	91.9%	$7,336,025	96.2%	$2,012,143	27.4%
Contract and other	829,391	8.1%	292,542	3.8%	536,849	183.5%
Total revenues	10,177,559	100.0%	7,628,567	100.0%	2,548,992	33.4%

Cost of revenues	5,088,301	50.0%	3,671,027	48.1%	(1,417,274)	(38.6% )
Gross profit	5,089,258	50.0%	3,957,540	51.9%	1,131,718	28.6%

Operating expenses
Selling, general and administrative	2,751,008	27.0%	2,188,398	28.7%	(562,610)	(25.7% )
Research and development	1,048,375	10.3%	778,037	10.2%	(270,338)	(34.7% )
Total operating expenses	3,799,383	37.3%	2,966,435	38.9%	(832,948)	(28.1% )

Income from operations	1,289,875	12.7%	991,105	13.0%	298,770	(30.1% )

Other income	39,068	0.4%	34,530	0.5%	4,538	13.1%

Income from operations before income taxes	1,328,943	13.1%	1,025,635	13.4%	303,308	(29.6% )
Income tax expense	283,003	2.8%	2,708,888	35.5%	2,425,885	89.6%
Net income (loss)	$1,045,940	10.3%	$(1,683,253)	(22.1% )	$2,729,193	162.1%

Net sales (a)
LRAD	$9,656,702	94.9%	$7,628,567	100.0%	2,028,135	26.6%
Genasys	520,857	5.1%	-	0.0%	520,857	100.0%
Total net sales	$10,177,559	100.0%	$7,628,567	100.0%	$2,548,992	33.4%

(a)	Net sales exclude intercompany sales of $186,972 and zero for the three months ended December 31, 2018 and 2017, respectively.

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased in the current quarter compared to the prior year due to the larger backlog at September 30, 2018 compared to September 30, 2017 and the addition of $520,857 of Genasys sales in the 2019 fiscal quarter. Sales improved in the current quarter for the AHD product line (up $3,857,566, or 45%), but decreased in the MN systems product line (down $1,308,574) compared to the prior year quarter. Fiscal 2019 MN revenue includes $520,857 from Genasys compared to none in the prior year quarter. The receipt of orders will often be uneven due to the timing of our governmental customer’s approvals or budgets. At December 31, 2018, we had aggregate deferred revenue of $425,904 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the current quarter compared to the prior year was primarily due to the higher level of sales, partially offset by an increase in materials and manufacturing overhead expenses to support the increased sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $562,610 over the prior year quarter. This reflects the addition of $462,770 from Genasys (including $75,606 for amortization of intangible assets) and $182,382 for higher salaries/benefits/consultants partially offset by $144,993 in lower computer related expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended December 31, 2018 and 2017 of $111,851 and $109,322, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $270,338 compared to the prior year primarily due to $187,248 of increased product development and testing expense in the current fiscal year quarter.

Included in research and development expenses for the three months ended December 31, 2018 and 2017 was $17,696 and $22,930, respectively, of non-cash share-based compensation costs.

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

Net Income (Loss)

The $1,045,940 net income in the first quarter of fiscal year 2019 was an improvement of $2,729,193 over the loss in the first quarter of fiscal year 2018. The improved results were primarily due to the $2,474,000 tax expense in fiscal year 2018 from the remeasurement of its deferred tax assets as a result of tax reform, plus higher sales and gross profit in fiscal year 2019.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2018 was $4,416,106, down $6,646,985 compared to $11,063,091 at September 30, 2018, primarily as a result of cash used in operating activities and cash used to repurchase LRAD common stock. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(5,093,884)	$1,753,585
Investing activities	$69,668	$400,554
Financing activities	$(1,618,494)	$159,518

Operating Activities

Net income of $1,045,940 for the three months ended December 31, 2018 was increased by $693,587 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in accounts receivable of $5,916,242 due to higher sales in the quarter compared to the fourth quarter of fiscal 2018, an increase of $2,029,403 in inventory to support the current backlog, a decrease in payroll and related of $1,047,037, primarily for payment of incentive compensation earned in fiscal 2018, and lower accounts payable of $66,849. Cash provided by operating activities included a decrease in prepaid expenses and other of $2,136,282 and an increase in accrued and other liabilities of $94,627.

Net loss of $1,683,253 for the three months ended December 31, 2017 was decreased by $2,960,116 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of the “Act”, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected an increase in accounts payable of $790,635 due to the timing of payments, decreases in prepaid expenses and other of $393,761, an increase in accrued and other liabilities of $311,482, a decrease in other assets of $46,874 and a decrease in accounts receivable of $3,662. Cash used in operating activities included a decrease in payroll and related of $1,023,537 primarily for payment of incentive compensation earned in fiscal 2017, an increase in inventory of $43,001 and warranty settlements of $3,154.

We had accounts receivable of $8,698,868 at December 31, 2018, compared to $2,785,997 at September 30, 2018. The level of trade accounts receivable at December 31, 2018 represented approximately 79 days of revenues compared to 78 days of revenues at September 30, 2018 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2018. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31, 2018 and September 30, 2018, our working capital was $21,574,117 and $21,090,472 respectively. The increase in working capital was primarily due to the net income from operations in the first quarter of fiscal year 2019.

Investing Activities

Our net cash provided by investing activities was $69,668 for the three months ended December 31, 2018, compared to cash provided by investing activities of $400,554 for the three months ended December 31, 2017. In the first quarter of fiscal 2019, we decreased our holdings of short and long-term marketable securities by $108,481 compared to a decrease of $454,721 in the three months ended December 31, 2017. Cash used in investing activities for the purchase of property and equipment was $38,813 and $54,167 for the three months ended December 31, 2018 and 2017, respectively. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2019.

Financing Activities

In the three months ended December 31, 2018, we used $1,618,494 for financing activities, compared to $159,518 of cash provided by financing activities for the three months ended December 31, 2017. During the first three months of fiscal 2019 we used $1,621,022 to repurchase shares of common stock offset by $2,528 in proceeds from the exercise of stock options. Proceeds from the exercise of stock options were $159,518 for the three months ended December 31, 2017.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. There were 588,425 shares repurchased during the quarter ended December 31, 2018 and no shares were repurchased in the prior year period. At December 31, 2018, all repurchased shares were retired into treasury and this program expired. In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. During the three months ended December 31, 2018, a total of 588,425 shares were repurchased for $1,632,791 under this program. No shares were repurchased during the 2017 fiscal year. At December 31, 2018, all repurchased shares were retired into treasury.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program expired on December 31, 2018.

The following table discloses the stock repurchases during the quarter ended December 31, 2108.

	Total number of	Average price
Period	shares purchased	paid per share
October 1, 2018 - October 31, 2018	191,618	$2.95
November 1, 2018 - November 30, 2018	221,474	$2.77
December 1, 2018 - December 31, 2018	175,333	$2.52

	588,425	$2.75

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

LRAD CORPORATION

Date: February 12, 2019	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)