Form 10-Q
period 2019-03-31
LRAD Corp
filed 2019-05-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                           .

Commission File Number: 000-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16262 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 676-1112

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which securities are registered
Common stock, $0.00001 par value per share	LRAD	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 3, 2019 was 32,572,118.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	September 30,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,723,503	$11,063,091
Short-term marketable securities	3,108,878	3,592,175
Restricted cash	390,008	403,427
Accounts receivable, net	6,757,217	2,785,997
Inventories, net	8,305,843	6,734,183
Prepaid expenses and other	687,594	3,091,401
Total current assets	26,973,043	27,670,274

Long-term marketable securities	1,695,341	1,200,541
Long-term restricted cash	339,624	339,556
Deferred tax assets, net	5,399,853	5,957,000
Property and equipment, net	2,484,109	2,448,725
Goodwill	2,364,633	2,445,990
Intangible assets, net	1,355,709	1,557,346
Other assets	124,005	241,365
Total assets	$40,736,317	$41,860,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,227,925	$3,083,344
Accrued liabilities	3,334,159	3,199,864
Notes payable, current portion	286,728	296,594
Total current liabilities	4,848,812	6,579,802

Notes payable, less current portion	33,744	52,358
Other liabilities, noncurrent	2,083,218	1,739,430
Total liabilities	6,965,774	8,371,590

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,572,118 and 33,176,146 shares issued and outstanding, respectively	326	332
Additional paid-in capital	88,431,123	90,251,145
Accumulated deficit	(54,292,105)	(56,516,895)
Accumulated other comprehensive loss	(368,801)	(245,375)
Total stockholders' equity	33,770,543	33,489,207
Total liabilities and stockholders' equity	$40,736,317	$41,860,797

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues:
Product sales	$9,340,523	$7,125,258	18,688,691	14,461,283
Contract and other	851,168	743,190	1,680,559	1,035,732
Total revenues	10,191,691	7,868,448	20,369,250	15,497,015
Cost of revenues	5,001,183	3,832,468	10,089,484	7,503,494

Gross Profit	5,190,508	4,035,980	10,279,766	7,993,521

Operating expenses
Selling, general and administrative	2,475,378	2,517,891	5,226,386	4,706,289
Research and development	1,279,744	913,935	2,328,119	1,691,972
Total operating expenses	3,755,122	3,431,826	7,554,505	6,398,261

Income from operations	1,435,386	604,154	2,725,261	1,595,260

Other income and expense, net	17,608	15,205	56,676	49,735

Income from operations before income taxes	1,452,994	619,359	2,781,937	1,644,995
Income tax expense	274,144	158,451	557,147	2,867,339
Net income (loss)	$1,178,850	$460,908	$2,224,790	$(1,222,344)

Net income (loss) per common share
Basic	$0.04	$0.01	$0.07	$(0.04)
Diluted	$0.04	$0.01	$0.07	$(0.04)

Weighted average common shares outstanding:
Basic	32,584,952	32,275,647	32,738,871	32,212,286
Diluted	33,077,255	33,299,206	33,272,164	32,212,286

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss)	$1,178,850	$460,908	$2,224,790	$(1,222,344)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	10,232	(8,837)	9,620	(16,868)
Unrealized foreign currency gain (loss)	(79,323)	4,355	(133,046)	4,355
Comprehensive income (loss)	$1,109,759	$456,426	$2,101,364	$(1,234,857)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2019	2018
Operating Activities:
Net income (loss)	$2,224,790	$(1,222,344)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	417,637	193,809
Warranty provision	44,037	12,361
Inventory obsolescence	133,259	85,435
Share-based compensation	305,820	284,250
Deferred income taxes	557,147	2,867,339
Changes in operating assets and liabilities:
Accounts receivable, net	(3,981,947)	389,434
Inventories, net	(1,704,919)	(271,543)
Prepaid expenses and other	2,401,303	174,589
Other assets	116,973	(60,614)
Accounts payable	(1,847,512)	502,933
Payroll and related	(553,919)	(656,540)
Warranty settlements	(18,078)	(22,258)
Accrued and other liabilities	1,021,149	622,485
Net cash (used in) provided by operating activities	(884,260)	2,899,336

Investing Activities:
Purchases of marketable securities	(2,318,646)	(2,402,346)
Proceeds from maturities of marketable securities	2,316,764	2,401,856
Capital expenditures	(299,965)	(90,135)
Purchase of Genasys, net of cash and restricted cash acquired	-	(2,246,545)
Net cash used in investing activities	(301,847)	(2,337,170)

Financing Activities:
Proceeds from exercise of stock options	45,172	185,718
Repurchase of common stock	(2,171,022)	-
Proceeds from the issuance of unsecured promissory notes	-	63,144
Payments on promissory notes	(17,044)	(414,477)
Net cash used in financing activities	(2,142,894)	(165,615)
Effect of foreign exchange rate on cash	(23,938)	335
Net decrease in cash, cash equivalents, and restricted cash	(3,352,939)	396,886
Cash, cash equivalents and restricted cash, beginning of period	11,806,074	12,803,887
Cash, cash equivalents and restricted cash, end of period	$8,453,135	$13,200,773

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$7,723,503	$12,732,882
Restricted cash, current portion	390,008	363,745
Long-term restricted cash	339,624	104,146
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$8,453,135	$13,200,773

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$2,860	$9,186

Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$9,620	$(16,868)

Business combinations accounted for as a purchase:
Fair value of assets acquired	$-	$5,520,504
Cash paid or payable	-	(3,011,439)
Liabilities assumed	$-	$2,509,065

See accompanying notes

LRAD Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based public safety mass messaging solutions for emergency warning and workforce management. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products and mass messaging solutions are in North and South America, Europe, Middle East and Asia.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 21, 2018. The accompanying condensed consolidated balance sheet at September 30, 2018 has been derived from the audited consolidated balance sheet at September 30, 2018 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Although the Company has not completed its assessment of the full impact on its consolidated financial statements of the adoption of Topic 842, the Company currently believes that the most significant changes will be related to the recognition of a right-to-use asset and a corresponding lease liability on its consolidated balance sheet for the new facility lease described in Note 13.

New pronouncements adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU No. 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2016-18 effective January 1, 2018. For the year ended September 30, 2018 and the six months ended March 31, 2019, restricted cash balances are due to a security deposit for the Company’s new office lease, as described in Note 13, Commitments and Contingencies, and restricted cash held as collateral for notes payable, as described in Note 11, Debt. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail).

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

Product Revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the products. A portion of products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have a right to return product unless the product is found defective and therefore our estimate for returns has historically been insignificant

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of or has the ability to take immediate possession of the software and the software key. Perpetual software licenses can include one-year maintenance and support services. In addition, the Company sells maintenance services on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

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

Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of March 31, 2019 and September 30, 2018, including the change between the periods.

The Company’s contract assets are as follows:

Prepaid maintenance
agreement
Balance at September 30, 2018	$93,750
New prepaid maintenance agreements	-
Recognition of expense as a result of performing services	(93,750)
Balance at March 31, 2019	$-

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2018	$199,596	$523,021	$736,054
New performance obligations	951,719	601,313	1,553,032
Recognition of revenue as a result of satisfying performance obligations	(418,798)	(521,434)	(940,232)
Balance at March 31, 2019	$732,517	$602,900	$1,348,854
Less: non-current portion	-	(146,043)	(146,043)
Current portion at March 31, 2019	$732,517	$456,857	$1,202,811

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1,348,854. We expect to recognize revenue on approximately $1,202,811 or 89% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of March 31, 2019 or September 30, 2018. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2019 and September 30, 2018.

	March 31, 2019
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Gain	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$480,856	$-	$480,856	$480,856	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	241,780	350	242,130	-	242,130	-
Corporate bonds	4,062,764	325	4,063,089	-	2,866,748	1,196,341
Subtotal	4,803,544	675	4,804,219	-	3,108,878	1,695,341

Total	$5,284,400	$675	$5,285,075	$480,856	$3,108,878	$1,695,341

	September 30, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$410,393	$-	$410,393	$410,393	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,302,661	(8,945)	4,293,716	-	3,592,175	701,541
Subtotal	4,801,661	(8,945)	4,792,716	-	3,592,175	1,200,541

Total	$5,212,054	$(8,945)	$5,203,109	$410,393	$3,592,175	$1,200,541

6. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2019	2018
Raw materials	$6,079,243	$4,487,273
Finished goods	1,969,021	1,768,544
Work in process	789,889	875,417
Inventories, gross	8,838,153	7,131,234
Reserve for obsolescence	(532,310)	(397,051)
Inventories, net	$8,305,843	$6,734,183

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2019	2018
Office furniture and equipment	$1,483,577	$1,326,784
Machinery and equipment	1,224,183	1,095,099
Leasehold improvements	1,997,927	-
Construction in progress	10,957	2,001,539
Property and equipment, gross	4,716,644	4,423,422
Accumulated depreciation	(2,232,535)	(1,974,697)
Property and equipment, net	$2,484,109	$2,448,725

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Depreciation expense	$139,737	$63,666	$264,197	$121,967

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the six months ended March 31, 2019. At March 31, 2019 and September 30, 2018, goodwill was $2,364,633 and $2,445,990, respectively.

During the year ended September 30, 2018, the Company determined that certain patents were impaired. These patents supported products that are no longer sold by the Company. The Company recorded a non-cash loss on the impairment of these patents of $11,133 for the year ended September 30, 2018. There was no impairment loss for the six months ended March 31, 2019.

Intangible assets and goodwill related to Genasys are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the six months ended March 31, 2019, related to goodwill and intangible assets was a reduction of $130,403. The Company’s intangible assets consisted of the following:

	March 31,	September 30,
	2019	2018
Technology	$626,648	$648,208
Customer relationships	599,403	620,026
Trade name portfolio	217,965	225,464
Non-compete agreements	236,128	244,252
Patents	72,126	72,126
	1,752,270	1,810,076
Accumulated amortization	(396,561)	(252,730)
	$1,355,709	$1,557,346

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Amortization expense	$76,633	$70,038	$153,440	$71,842

Estimated Amortization Expense for the twelve months ended March 31,
2020	$301,741
2021	285,128
2022	222,575
2023	213,376
2024	178,288
Thereafter	154,601
Total estimated amortization expense	$1,355,709

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2019	2018
Deposits for inventory	$72,846	$1,366,069
Leashold improvement receivable	180,103	1,132,017
Prepaid insurance	168,554	162,822
Prepaid maintenance agreement	-	93,750
Dues and subscriptions	109,991	92,097
Other	156,100	244,646
	$687,594	$3,091,401

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Leasehold improvement receivable

Leasehold improvement receivable represents amounts owed to the Company by its landlord for costs incurred to renovate and prepare the Company’s new facility for use. The lease provided an allowance for tenant improvements of $1,588,214. (See Note 13, Commitments and Contingencies, for additional information about this lease). As of March 31, 2019, $180,103 has not been received by the Company.

Prepaid Insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Prepaid maintenance agreement

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight- year period for products sold thereunder. The total prepaid expense was amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services and was recognized as a component of cost of sales. The amortization of the prepaid maintenance agreement was completed during the period ended March 31, 2019. As of September 30, 2018, $93,750 of the total prepayment was classified as a current asset.

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2019	2018
Payroll and related	$1,484,278	$2,041,735
Deferred revenue	456,857	460,086
Customer deposits	732,517	199,596
Accrued contract costs	439,068	197,034
Severance	-	152,730
Warranty reserve	125,175	99,216
Deferred rent	96,264	49,467
Total	$3,334,159	$3,199,864

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2019	2018
Deferred rent	$1,937,175	$1,663,058
Deferred extended warranty revenue	146,043	76,372
Total	$2,083,218	$1,739,430

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

Severance

Severance liability at September 30, 2018, consisted of accrued payments to former employees of Genasys. All payments related to this liability were paid during the period ended March 31, 2019.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2019	2018
Beginning balance	$99,216	$104,518
Warranty provision	44,037	6,093
Warranty settlements	(18,078)	(11,395)
Ending balance	$125,175	$99,216

Deferred Rent

Deferred rent liability as of March 31, 2019 and September 30, 2018 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s office space. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $2,033,439 at March 31, 2019 to compensate for costs incurred by the Company to make the office space ready for operation. Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

11. DEBT

In connection with the acquisition of Genasys the Company assumed certain debts of Genasys. The balances of the acquired debt consist of loans with governmental agencies as of March 31, 2019. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of March 31, 2019 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	50,616
Ministry of Economy and Competitiveness	February 2, 2024	269,856	(a)
		$320,472

(a)

This loan is secured by $269,856 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount is included in restricted cash at March 31, 2019. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal year 2019 and the outstanding balance of the loan will be paid in full during fiscal 2019. Accordingly, this has been included in the current portion of notes payable as of March 31, 2019.

The following is a schedule of future annual payments as of March 31, 2019:

2019	$286,728
2020	16,872
2021	16,872
2022	-
Total	$320,472

The current portion of debt is $286,728 and the noncurrent portion of debt is $33,744.

12. INCOME TAXES

For the six months ended March 31, 2019, the Company recorded income tax expense of $557,147 reflecting an effective tax rate of 21.1%. For the six months ended March 31, 2018, the Company recorded an income tax expense of $393,339 and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax assets as a result of tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2019, the Company exceeded the minimum targeted level of orders received and revenues and has recorded $785,102 of expense. In the six months ended March 31, 2018, the company exceeded the minimum targeted level of orders received and revenues and recorded $738,543 of expense.

14. SHARE-BASED COMPENSATION

Equity Incentive Plans

At March 31, 2019, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Plan was approved in 2015 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2019, there were options and restricted stock units outstanding covering 694,883 and 2,214,874 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 2,435,559 shares of common stock available for grant for a total of 5,345,316 currently available under the two equity plans.

Stock Option Information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2018	3,394,858	$2.18
Granted	-	$-
Forfeited/expired	(768,334)	$2.99
Exercised	(28,282)	$1.60
Outstanding March 31, 2019	2,598,242	$1.94
Exerciseable March 31, 2019	1,702,145	$1.93

Options outstanding are exercisable at prices ranging from $0.93 to $3.17 and expire over the period from 2020 to 2024 with an average life of 3.71 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2019 was $2,369,242 and $1,576,690, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.85 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2019 was $34,903 and proceeds from these exercises were $45,172.

The following table summarized information about stock options outstanding and exercisable at March 31, 2019:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$0.93	-	$1.69	577,766	4.20	$1.57	560,545	$1.57
$1.71	-	$1.86	525,226	3.29	$1.80	461,257	$1.81
$1.99	-	$1.99	1,125,000	4.34	$1.99	312,500	$1.99
$2.02	-	$3.13	360,250	2.59	$2.55	357,843	$2.55
$3.17	-	$3.17	10,000	2.64	$3.17	10,000	$3.17
			2,598,242			1,702,145

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

The Company determined that as of March 31, 2019, it is probable that some but not all of the performance conditions will be achieved. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

On March 14, 2017, the Board of Directors approved a grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which was expensed on a straight line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs these were issued to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which were expensed on a straight line basis through the March 20, 2019 vest date. Also during the quarter, 93,330 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three-year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSU’s to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $412,500, which have been and will be expensed on a straight line basis through the March 12, 2020 vest date.

A summary of the restricted stock units of the Company as of March 31, 2019 is presented below:

Number of Shares
Outstanding September 30, 2018	218,330
Granted	249,300
Released	(156,115)
Forfeited/cancelled	-
Outstanding March 31, 2019	311,515

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were no stock options granted during the six months ended March 31, 2019. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2018 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Three months ended
March 31, 2018
Volatility	45.4%
Risk free interest rate	2.2%
Forfeiture rate	10.0%
Dividend yield	0.0%
Expected life in years	4.6

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not declare a dividend for the six-month periods ended March 31, 2019 or in fiscal 2018.

As of March 31, 2019, there was approximately $736,226 of total unrecognized compensation costs related to outstanding employee stock options and restricted stock units. This amount is expected to be recognized over a weighted average period of 1.63 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Cost of revenues	$4,201	$5,047	$8,499	$11,256
Selling, general and administrative	154,250	120,113	266,101	229,455
Research and development	13,524	20,609	31,220	43,539
	$171,975	$145,769	$305,820	$284,250

15. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2019 and the six months ended March 31, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

Share-based compensation expense	-	-	133,845	-		133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Share-based compensation expense	-	-	171,975	-	-	171,975
Issuance of common stock upon exercise of stock options, net	26,682	-	42,644	-	-	42,644
Issuance of common stock upon vesting of restricted stock units	156,115	2	-	-	-	2
Stock buyback	(200,000)	(2)	(549,998)			(550,000)
Other comprehensive loss	-	-	-	-	(69,091)	(69,091)
Net income	-	-	-	1,178,850	-	1,178,850
Balance at March 31, 2019	32,572,118	$326	$88,431,123	$(54,292,105)	$(368,801)	$33,770,543

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	138,461	-		138,461
Issuance of common stock upon exercise of stock options, net	90,852	-	159,518	-	-	159,518
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Stock buyback	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(8,031)	(8,031)
Net income	-	-	-	(1,683,252)	-	(1,683,252)
Balance at December 31, 2017	32,249,288	$322	$88,254,818	$(54,455,105)	$(9,300)	$33,790,735

Share-based compensation expense	-	-	145,789	-	-	145,789
Issuance of common stock upon exercise of stock options, net	20,000	-	26,200	-	-	26,200
Issuance of common stock upon vesting of restricted stock units	125,000	-	-	-	-	-
Stock buyback	-	-	-			-
Other comprehensive loss	-	-	-	-	(4,482)	(4,482)
Net income	-	-	-	460,908	-	460,908
Balance at March 31, 2018	32,394,288	$322	$88,426,807	$(53,994,197)	$(13,782)	$34,419,150

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares exclusive of any fees, commissions or other expenses related to such repurchases. At March 31, 2019, $4.5 million was available for share repurchase under this program. The previous program expired on December 31, 2018.

There were 788,425 shares repurchased for $2,171,022 during the six months ended March 31, 2019. There were no shares repurchased during the six-month period ended March 31, 2018. At March 31, 2019, all repurchased shares were retired into treasury.

Dividends

There were no dividends declared in the six months ended March 31, 2019 and 2018.

16. NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options with an exercise price greater than the per-share market value would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Net income (loss)	1,178,850	460,908	2,224,790	(1,222,344)

Basic income (loss) per share	$0.04	$0.01	$0.07	$(0.04)
Diluted income (loss) per share	$0.04	$0.01	$0.07	$(0.04)

Weighted average shares outstanding - basic	32,584,952	32,275,647	32,738,871	32,212,286
Assumed exercise of dilutive options	492,303	1,023,559	533,293	-
Weighted average shares outstanding - diluted	33,077,255	33,299,206	33,272,164	32,212,286

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	976,750	1,766,250	976,750	2,706,567
RSU	-	218,330	-	218,330
Total	976,750	1,984,580	976,750	2,924,897

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

The following table presents the Company’s segment disclosures:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018

Revenue from external customers
LRAD	$9,646,513	$7,453,794	19,303,215	15,082,361
Genasys	545,178	414,654	1,066,035	414,654
	$10,191,691	$7,868,448	$20,369,250	$15,497,015

Intercompany revenues
LRAD	$-	$-		-
Genasys	279,997	89,818	466,969	89,818
	$279,997	$89,818	$466,969	$89,818

Segment operating income
LRAD	$1,282,308	$579,498	2,584,954	1,570,604
Genasys	153,078	24,656	140,307	24,656
	$1,435,386	$604,154	$2,725,261	$1,595,260

Other expenses:
Depreciation and amortization expense
LRAD	$(138,665)	$(64,660)	$(262,966)	$(124,765)
Genasys	(77,705)	(69,044)	(154,671)	(69,044)
	$(216,370)	$(133,704)	$(417,637)	$(193,809)
Interest expense
LRAD	$-	$-	$-	$-
Genasys	-	(9,815)	-	(9,815)
	$-	$(9,815)	$-	$(9,815)
Income tax expense
LRAD	$(274,144)	$(158,451)	$(557,147)	$(2,867,339)
Genasys	-	-	-	-
	$(274,144)	$(158,451)	$(557,147)	$(2,867,339)

	March 31, 2019	September 30, 2018
Long-lived assets
LRAD	$2,508,027	$2,478,144
Genasys	3,696,424	3,973,917
	$6,204,451	$6,452,061

Total assets
LRAD	$35,948,659	$36,770,872
Genasys	4,787,658	5,089,925
	$40,736,317	$41,860,797

18. MAJOR CUSTOMERS

For the three months ended March 31, 2019, revenues from two customers accounted for 56% and 13% of total revenues, and for the six months ended March 31, 2019 revenues from two customers accounted for 58% and 10% of total revenues, with no other single customer accounting for more than 10% of revenues. At March 31, 2019, accounts receivable from two customers accounted for 55% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Americas	$9,048,167	$5,051,072	$17,769,488	$11,104,110
Asia Pacific	506,968	2,255,856	1,146,024	3,277,762
Europe, Middle East and Africa	636,556	561,520	1,453,738	1,115,143
Total Revenues	$10,191,691	$7,868,448	$20,369,250	$15,497,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

LRAD® Corporation is a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over short and long distances. By broadcasting audible voice messages with exceptional clarity and only where needed, we offer industry leading novel sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. With the January 2018 acquisition of Genasys Holding S.L., we combined our advanced mass notification voice broadcast systems with Genasys’ location-based mass messaging solutions. Using our proprietary technologies, we have developed two product lines:

• Acoustic Hailing Devices (“AHDs”), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

• Genasys™ Public Safety Mass Notification (“MN”), which include systems that project 60° - 360° audible voice broadcasts with industry-leading vocal clarity from close range to over 14 square kilometers from a single installation and geospatial, mass messaging mobile alert solutions that are compatible with major emergency warning protocols.

We have sold our AHDs and Genasys solutions into 72 countries and pioneered a worldwide market for AHDs and advanced public safety mass notification solutions. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and above high ambient noise using minimal power. Our AHDs meet stringent military specifications and are packaged in several form factors, from portable, hand held units to permanently installed, remotely operated systems. Through broadcasting directional alert tones and live prerecorded messages, our AHDs are designed to enable users to safely hail and warn, notify and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and potentially save lives. We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into many of our AHD and MN products.

Building on the success of our AHDs, we launched our multidirectional product line. Unlike most siren-based public safety mass notification systems on the market, our MN systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options, make us more competitive in the large and growing mass notification market.

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

Business developments in the fiscal quarter ended March 31, 2019:

●	Reported record second fiscal quarter revenues
●	Conducted several Genasys public safety mass notification demonstrations in California
●	Received an order from a California city for Genasys public safety mass notification systems and software
●	Received $1.2 million in international and domestic AHD naval orders
●	Received $700 thousand in domestic and international AHD law enforcement orders

Revenues in the second fiscal quarter ended March 31, 2019, were $10.2 million, an increase from $7.9 million in the second fiscal quarter of 2018. The increase in revenues was primarily driven by an increase in AHD revenue and an increase in public safety mass notification revenues. AHD revenues increased $1,947,475, or 21%, and public safety mass notification revenue increased $375,767, or 51%, compared to the second fiscal quarter of 2018. Based on the timing of government budget cycles, financial issues and leadership change in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year primarily as a result of higher sales. Operating expenses increased 9% from $3.4 million to $3.8 million in the quarter ended March 31, 2019, primarily due to increased software development expenses in the current year period. The second quarter fiscal 2019 results reflect $274,144 of income tax expense which is a non-cash charge that reduced the balance of the deferred tax asset. We reported net income of $1,178,850 for the quarter, or $0.04 per share, compared to net income of $460,908, or $0.01 per share, for the same quarter in the prior year.

Overall Business Outlook

Our products and solutions continue to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology and product foundation with our AHD and MN systems product lines, which we have expanded over the years to service new markets and customers for greater business growth.  We believe that we have strong market opportunities for our directional and multidirectional product offerings within the mass notification, defense, law enforcement, fire rescue, public safety, maritime, homeland security, critical infrastructure security, asset protection, and wildlife control and protection business sectors. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our multidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the United States and in a number of worldwide locations. However, we may continue to face challenges in fiscal 2019 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the current U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our multidirectional products and software will be accepted as viable solutions in the public safety mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three Months Ended
	March 31, 2019		March 31 2018
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$9,340,523	91.6%	$7,125,258	90.6%	$2,215,265	31.1%
Contract and other	851,168	8.4%	743,190	9.4%	107,978	14.5%
Total revenues	10,191,691	100.0%	7,868,448	100.0%	2,323,243	29.5%

Cost of revenues	5,001,183	49.1%	3,832,468	48.7%	(1,168,715)	(30.5%)
Gross Profit	5,190,508	50.9%	4,035,980	51.3%	1,154,528	28.6%

Operating expenses
Selling, general and administrative	2,475,378	24.3%	2,517,891	32.0%	42,513	1.7%
Research and development	1,279,744	12.6%	913,935	11.6%	(365,809)	(40.0%)
Total operating expenses	3,755,122	36.8%	3,431,826	43.6%	(323,296)	(9.4%)

Income from operations	1,435,386	14.1%	604,154	7.7%	831,232	137.6%

Other income and expense, net	17,608	0.2%	15,205	0.2%	2,403	15.8%

Income from operations before income taxes	1,452,994	14.3%	619,359	7.9%	833,635	134.6%
Income tax expense	274,144	2.7%	158,451	2.0%	(115,693)	(73.0%)
Net income	$1,178,850	11.6%	$460,908	5.9%	$717,942	155.8%

Net sales
LRAD	$9,646,513	94.7%	$7,453,794	94.7%	$2,192,719	29.4%
Genasys	545,178	5.3%	414,654	5.3%	130,524	31.5%
Total net sales	$10,191,691	100.0%	$7,868,448	100.0%	$2,323,243	29.5%

Revenues

Revenues increased in the current quarter compared to the prior year due to the larger backlog at December 31, 2018 compared to December 31, 2017. Sales improved in the current quarter for the AHD product line (up $1,947,475 or 21%) and public safety mass notification systems product line ($375,767, or 51%) compared to the prior year quarter. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2019, we had aggregate deferred revenue of $602,900 for extended warranty obligations and software support agreements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $42,513 over the prior year quarter. This reflects decreases of $87,319 in travel and related expenses, and $58,322 lower professional services (largely acquisition related). This was offset by a $135,968 increase in compensation expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended March 31, 2019 and 2018 of $154,250 and $120,133, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $365,809 compared to the prior year primarily due to $303,339 for increased product development and product testing expenses.

Included in research and development expenses for the three months ended March 31, 2019 and 2018 was $13,524 and $20,609 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line in 2019 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

The $717,942 increase in net income in the fiscal year 2019 second quarter was primarily due to the higher gross profit realized from increased sales in the 2019 quarter and a lower effective tax rate in 2019. Non-cash income tax expense of $274,144 and $158,451 was recognized in the three months ended March 31, 2019 and 2018, respectively.

Comparison of Results of Operations for the Six Months Ended March 31, 2019 and 2018

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Six Months Ended
	March 31, 2019		March 31, 2018
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$18,688,691	91.7%	$14,461,283	93.3%	$4,227,408	29.2%
Contract and other	1,680,559	8.3%	1,035,732	6.7%	644,827	62.3%
Total revenues	20,369,250	100.0%	15,497,015	100.0%	4,872,235	31.4%

Cost of revenues	10,089,484	49.5%	7,503,494	48.4%	(2,585,990)	(34.5%)
Gross Profit	10,279,766	50.5%	7,993,521	51.6%	2,286,245	28.6%

Operating expenses
Selling, general and administrative	5,226,386	25.7%	4,706,289	30.4%	(520,097)	(11.1%)
Research and development	2,328,119	11.4%	1,691,972	10.9%	(636,147)	(37.6%)
Total operating expenses	7,554,505	37.1%	6,398,261	41.3%	(1,156,244)	(18.1%)

Income from operations	2,725,261	13.4%	1,595,260	10.3%	1,130,001	70.8%

Other income and expense, net	56,676	0.3%	49,735	0.3%	6,941	14.0%

Income from operations before income taxes	2,781,937	13.7%	1,644,995	10.6%	1,136,942	69.1%
Income tax expense	557,147	2.7%	2,867,339	18.5%	2,310,192	80.6%
Net income (loss)	$2,224,790	10.9%	$(1,222,344)	(7.9%)	$3,447,134	282.0%

Net sales
LRAD	$19,303,215	94.8%	$15,082,361	97.3%	4,220,854	28.0%
Genasys	1,066,035	5.2%	414,654	2.7%	651,381	157.1%
Total net sales	$20,369,250	100.0%	$15,497,015	100.0%	$4,872,235	31.4%

Revenues

Revenues increased 31% for the six-month period ended March 31, 2019 compared to the same prior year period due to the larger backlog at September 30, 2018 compared to September 30, 2017 and the addition of $520,857 of Genasys sales in the first quarter of fiscal 2019 (no Genasys sales were reported in the first quarter of fiscal 2018 as it was acquired on January 18, 2018). AHD sales increased $5,805,041, or 49%, and public safety mass notification systems decreased $932,806, or 26%, compared to the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. At March 31, 2019, we had aggregate deferred revenue of $602,900 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the six months ended March 31, 2019 was primarily due to increased sales volume and better product mix, partially offset by an increase in manufacturing overhead expenses, primarily due to increased freight, salaries and benefits, computer related expenses and depreciation expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $520,097 in the six months ended March 31, 2019 compared to the prior year period. The increase in selling, general and administrative expenses is primarily due to $462,770 of Genasys selling and general administrative expenses in the first quarter of fiscal 2019 compared to zero in 2018 and $288,323 in higher compensation expenses. This was partially offset by $126,465 in lower information technology related expenses and $101,686 in lower travel and related expenses. As a percentage of sales, selling, general and administrative expense decreased to 26% for the six months ended March 31, 2019 compared to 30% in the prior year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2019 and 2018 of $266,101 and $229,455, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $636,147 compared to the prior year, primarily due to increased product development activities ($432,591), occupancy related costs ($108,783) and increased compensation and related expense ($90,161).

Included in research and development expenses for the six months ended March 31, 2019 and 2018 was $31,220 and $43,539 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of the use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line in 2019 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income (Loss)

The $2,224,790 net income for the first six months year to date in fiscal year 2019 was an improvement of $3,447,134 over the net loss in the prior year period. The improved results were primarily due to the $2,474,000 tax expense in fiscal year 2018 from the remeasurement of its deferred tax assets as a result of tax reform, plus higher sales in fiscal year 2019.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2019 was $7,723,503, compared to $11,063,091 at September 30, 2018 primarily as a result of cash used in operating activities and cash used to repurchase LRAD common stock. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2019	March 31, 2018

Cash provided by (used in):
Operating activities	$(884,260)	$2,899,336
Investing activities	$(301,847)	$(2,337,170)
Financing activities	$(2,142,894)	$(165,615)

Operating Activities

Net income of $2,224,790 for the six months ended March 31, 2019 was increased by $1,457,900 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in accounts receivable of $3,981,947, a decrease in accounts payable of $1,847,512, an increase in inventory of $1,704,919 and a decrease in payroll related liabilities of $553,919. Cash provided by operating activities included a decrease in prepaid expenses and other of $2,401,303 and an increase in accrued and other liabilities of $1,021,149.

Net loss of $1,222,344 for the six months ended March 31, 2018 was decreased by $3,443,194 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of tax reform, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the prior year reflected an increase in accounts payable of $502,933 due to the timing of payments, increase in accrued and other liabilities of $622,485, decreases in prepaid expenses and other of $174,589, and a decrease in accounts receivable of $389,434. Cash used in operating activities included a decrease in payroll related liabilities of $656,540 and an increase in inventory of $271,543.

We had accounts receivable of $6,757,217 at March 31, 2019, compared to $2,785,997 at September 30, 2018. The level of trade accounts receivable at March 31, 2019 represented approximately 60 days of revenues compared to 78 days of revenues at September 30, 2018 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2018. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At March 31, 2019 and September 30, 2018, our working capital was $22,124,231 and $21,090,472 respectively. The increase in working capital was primarily due to the net income generated from operations in the first six months of fiscal year 2019.

Investing Activities

Our net cash used in investing activities was $301,847 for the six months ended March 31, 2019, compared to cash used in investing activities of $2,337,170 for the six months ended March 31, 2018. The 2018 amount included $2,246,545 for the acquisition of Genasys. Cash used in investing activities for the purchase of property and equipment was $299,965 and $90,135 for the six months ended March 31, 2019 and 2018, respectively. In the six months ended March 31, 2019, we increased our holding of short and long-term marketable securities by $1,882, compared to an increase of $490 in the six months ended March 31, 2018. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2019.

Financing Activities

In the six months ended March 31, 2019, we used $2,142,894 for financing activities, compared to using $165,615 in financing activities for the six months ended March 31, 2018. During the first six months of 2019 we used $2,171,022 to repurchase shares of common stock, offset by $45,172 in proceeds from the exercise of stock options. The first six months of 2018 included net payments of $414,477 to pay down debt assumed in the Genasys acquisition. Proceeds from the exercise of stock options were $185,718 for the six months ended March 31, 2018. Total debt at March 31, 2019 was $320,472.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. There were no shares repurchased during the six months ended March 31, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended March 31, 2019, 200,000 shares were repurchased for $550,000. At March 31, 2019, all repurchased shares were retired into treasury. At March 31, 2019, $4.5 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The following table discloses the stock repurchases during the quarter ended March 31, 2109.

Period	Total number of Shares Purchased	Average Price Paid per Share	Maximum dollar value of shares that may yet be purchased under the program
January 1, 2019 - January 31, 2019	-	-	$5,000,000
February 1, 2019 - February 28, 2019	-	-	$5,000,000
March 1, 2019 - March 31, 2019	200,000	$2.75	$4,450,000
	200,000

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

LRAD CORPORATION

Date: May 7, 2019	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)