Form 10-Q
period 2019-06-30
LRAD Corp
filed 2019-08-12
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 9, 2019 was 32,593,869.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

LRAD Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	September 30,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,290,068	$11,063,091
Short-term marketable securities	2,978,354	3,592,175
Restricted cash	369,551	403,427
Accounts receivable, net	6,814,225	2,785,997
Inventories, net	6,412,842	6,734,183
Prepaid expenses and other	759,365	3,091,401
Total current assets	28,624,405	27,670,274

Long-term marketable securities	1,499,795	1,200,541
Long-term restricted cash	434,660	339,556
Deferred tax assets, net	5,281,543	5,957,000
Property and equipment, net	2,357,863	2,448,725
Goodwill	2,396,320	2,445,990
Intangible assets, net	1,296,965	1,557,346
Other assets	124,224	241,365
Total assets	$42,015,775	$41,860,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$812,536	$3,083,344
Accrued liabilities	3,635,181	3,199,864
Notes payable, current portion	290,571	296,594
Total current liabilities	4,738,288	6,579,802

Notes payable, less current portion	34,196	52,358
Other liabilities, noncurrent	2,511,154	1,739,430
Total liabilities	7,283,638	8,371,590

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,579,118 and 33,176,146 shares issued and outstanding, respectively	326	332
Additional paid-in capital	88,698,138	90,251,145
Accumulated deficit	(53,654,064)	(56,516,895)
Accumulated other comprehensive loss	(312,263)	(245,375)
Total stockholders' equity	34,732,137	33,489,207
Total liabilities and stockholders' equity	$42,015,775	$41,860,797

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$8,037,460	$6,583,865	$26,726,151	$21,045,148
Contract and other	826,266	930,203	2,506,825	1,965,934
Total revenues	8,863,726	7,514,068	29,232,976	23,011,082
Cost of revenues	4,261,733	3,815,203	14,351,217	11,318,697

Gross Profit	4,601,993	3,698,865	14,881,759	11,692,385

Operating expenses
Selling, general and administrative	2,712,846	2,904,135	7,939,232	7,610,424
Research and development	1,202,686	972,857	3,530,805	2,664,829
Total operating expenses	3,915,532	3,876,992	11,470,037	10,275,253

Income (loss) from operations	686,461	(178,127)	3,411,722	1,417,132

Other income and expense, net	69,890	24,159	126,566	73,894

Income (loss) from operations before income taxes	756,351	(153,968)	3,538,288	1,491,026
Income tax expense (benefit)	118,310	(73,749)	675,457	2,793,590
Net income (loss)	$638,041	$(80,219)	$2,862,831	$(1,302,564)

Net income (loss) per common share
Basic	$0.02	$(0.00)	$0.09	$(0.04)
Diluted	$0.02	$(0.00)	$0.09	$(0.04)

Weighted average common shares outstanding:
Basic	32,575,118	32,306,207	32,684,311	32,314,038
Diluted	33,372,777	32,306,207	33,341,057	32,314,038

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$638,041	$(80,219)	$2,862,831	$(1,302,564)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	9,483	5,805	19,102	(11,064)
Unrealized foreign currency gain (loss)	47,055	(217,231)	(85,990)	(212,875)
Comprehensive income (loss)	$694,579	$(291,645)	$2,795,943	$(1,526,503)

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2019	2018
Operating Activities:
Net income (loss)	$2,862,831	$(1,302,564)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	623,317	337,200
Warranty provision	62,689	12,361
Inventory obsolescence	121,035	91,976
Share-based compensation	563,386	433,063
Deferred income taxes	675,457	2,793,590
Changes in operating assets and liabilities:
Accounts receivable, net	(4,029,608)	(496,642)
Inventories, net	200,306	(239,360)
Prepaid expenses and other	2,330,897	153,576
Other assets	116,973	(60,615)
Accounts payable	(2,267,016)	376,864
Payroll and related	(583,162)	(81,631)
Warranty settlements	(30,287)	(42,602)
Accrued and other liabilities	1,766,516	178,843
Net cash provided by operating activities	2,413,334	2,154,059

Investing Activities:
Purchases of marketable securities	(3,290,667)	(3,208,197)
Proceeds from maturities of marketable securities	3,624,338	3,335,639
Capital expenditures	(303,912)	(166,845)
Purchase of Genasys, net of cash and restricted cash acquired	-	(2,246,545)
Net cash provided by (used in) investing activities	29,759	(2,285,948)

Financing Activities:
Proceeds from exercise of stock options	54,621	1,027,719
Repurchase of common stock	(2,171,022)	(500,272)
Proceeds from the issuance of unsecured promissory notes	-	63,144
Payments on promissory notes	(17,044)	(786,437)
Net cash used in financing activities	(2,133,445)	(195,846)
Effect of foreign exchange rate on cash	(21,443)	(1,594)
Net increase (decrease) in cash, cash equivalents, and restricted cash	288,205	(329,329)
Cash, cash equivalents and restricted cash, beginning of period	11,806,074	12,803,887
Cash, cash equivalents and restricted cash, end of period	$12,094,279	$12,474,558

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$11,290,068	$12,030,076
Restricted cash, current portion	369,551	346,027
Long-term restricted cash	434,660	98,455
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$12,094,279	$12,474,558

See accompanying notes

LRAD Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$2,860	$12,235

Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$19,102	$(11,064)

Business combinations accounted for as a purchase:
Fair value of assets acquired	$-	$5,520,504
Cash paid or payable	-	(3,011,439)
Liabilities assumed	$-	$2,509,065

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2020, and early adoption is permitted. The Company is currently reviewing this standard to assess the impact on its condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Although the Company has not completed its assessment of the full impact on its consolidated financial statements of the adoption of Topic 842, the Company currently believes that the most significant changes will be related to the recognition of a right-to-use asset and a corresponding lease liability on its consolidated balance sheet for the new facility lease described in Note 13, Commitments and Contingencies.

New pronouncements adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU No. 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2016-18 effective January 1, 2018. For the year ended September 30, 2018 and the nine months ended June 30, 2019, restricted cash balances are due to a security deposit for the Company’s new office lease, as described in Note 13, Commitments and Contingencies, and restricted cash held as collateral for notes payable, as described in Note 11, Debt. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently, the FASB issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail).

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

Product Revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that our customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the products. A portion of products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. Our customers do not have a right to return product unless the product is found defective and therefore our estimate for returns has historically been insignificant.

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

Contract Assets and Liabilities

We enter into contracts to sell products and provide services, and we recognize contract assets and liabilities that arise from these transactions. We recognize revenue and corresponding accounts receivable according to ASC 606 and, at times, recognize revenue in advance of the time when contracts give us the right to invoice a customer. We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability. Additionally, we may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, we record a deferred revenue liability. We recognize these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2019 and September 30, 2018, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. See Note 10, Accrued Liabilities for additional details.

The Company’s contract assets are as follows:

Prepaid maintenance
agreement
Balance at September 30, 2018	$93,750
New prepaid maintenance agreements	-
Recognition of expense as a result of performing services	(93,750)
Balance at June 30, 2019	$-

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2018	$199,596	$536,458	$736,054
New performance obligations	1,588,880	1,445,037	3,033,917
Recognition of revenue as a result of satisfying performance obligations	(870,521)	(883,629)	(1,754,150)
Effect of exchange rate on deferred revenue	-	(6,596)	(6,596)
Balance at June 30, 2019	$917,955	$1,091,270	$2,009,225
Less: non-current portion	-	(600,756)	(600,756)
Current portion at June 30, 2019	$917,955	$490,514	$1,408,469

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2,009,225. We expect to recognize revenue on approximately $1,408,469 or 70% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2019 or September 30, 2018. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2019 and September 30, 2018.

	June 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$848,402	$-	$848,402	$848,402	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	-	-	-	-	-	-
Corporate bonds	3,968,992	10,157	3,979,149	-	2,978,354	1,000,795
Subtotal	4,467,992	10,157	4,478,149	-	2,978,354	1,499,795

Total	$5,316,394	$10,157	$5,326,551	$848,402	$2,978,354	$1,499,795

	September 30, 2018
		Unrealized	Fair	Cash	Short-term	Long-term
	Cost Basis	Losses	Value	Equivalents	Securities	Securities
Level 1:
Money Market Funds	$410,393	$-	$410,393	$410,393	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Municipal securities	-	-	-	-	-	-
Corporate bonds	4,302,661	(8,945)	4,293,716	-	3,592,175	701,541
Subtotal	4,801,661	(8,945)	4,792,716	-	3,592,175	1,200,541

Total	$5,212,054	$(8,945)	$5,203,109	$410,393	$3,592,175	$1,200,541

6. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2019	2018
Raw materials	$5,405,868	$4,487,273
Finished goods	1,235,468	1,768,544
Work in process	289,592	875,417
Inventories, gross	6,930,928	7,131,234
Reserve for obsolescence	(518,086)	(397,051)
Inventories, net	$6,412,842	$6,734,183

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2019	2018
Office furniture and equipment	$1,313,273	$1,326,784
Machinery and equipment	1,223,726	1,095,099
Leasehold improvements	2,000,951	-
Construction in progress	7,207	2,001,539
Property and equipment, gross	4,545,157	4,423,422
Accumulated depreciation	(2,187,294)	(1,974,697)
Property and equipment, net	$2,357,863	$2,448,725

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Depreciation expense	$150,327	$62,207	$394,524	$184,174

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the nine months ended June 30, 2019. At June 30, 2019 and September 30, 2018, goodwill was $2,396,320 and $2,445,990, respectively.

During the year ended September 30, 2018, the Company determined that certain patents were impaired. These patents supported products that are no longer sold by the Company. The Company recorded a non-cash loss on the impairment of these patents of $11,133 for the year ended September 30, 2018. There was no impairment loss for the nine months ended June 30, 2019.

Intangible assets and goodwill related to Genasys are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the nine months ended June 30, 2019, related to goodwill and intangible assets was a reduction of $81,018. The Company’s intangible assets consisted of the following:

	June 30,	September 30,
	2019	2018
Technology	$635,045	$648,208
Customer relationships	607,435	620,026
Trade name portfolio	220,886	225,464
Non-compete agreements	239,292	244,252
Patents	72,126	72,126
	1,774,784	1,810,076
Accumulated amortization	(477,819)	(252,730)
	$1,296,965	$1,557,346

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$75,354	$81,262	$228,793	$153,026

Estimated Amortization expense for the twelve months ended June 30,

2020	$305,695
2021	268,860
2022	225,455
2023	205,087
2024	180,507
Thereafter	111,361
Total estimated amortization expense	$1,296,965

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30	September 30,
	2019	2018
Deposits for inventory	$7,740	$1,366,069
Leashold improvement receivable	180,103	1,132,017
Prepaid insurance	293,656	162,822
Prepaid maintenance agreement	-	93,750
Dues and subscriptions	69,674	92,097
Other	208,192	244,646
	$759,365	$3,091,401

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Leasehold improvement receivable

Leasehold improvement receivable represents amounts owed to the Company by its landlord for costs incurred to renovate and prepare the Company’s new facility for use. The lease provided an allowance for tenant improvements of $1,588,214. (See Note 13, Commitments and Contingencies, for additional information about this lease). As of June 30, 2019, $180,103 has not been received by the Company.

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

10. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2019	2018
Payroll and related	$1,483,678	$2,041,735
Deferred revenue	490,514	460,086
Customer deposits	917,955	199,596
Accrued contract costs	508,645	197,034
Severance	-	152,730
Warranty reserve	131,618	99,216
Deferred rent	102,771	49,467
Total	$3,635,181	$3,199,864

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2019	2018
Deferred rent	$1,910,398	$1,663,058
Deferred extended warranty revenue	600,756	76,372
Total	$2,511,154	$1,739,430

 Payroll and related

Payroll and related consists primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue consists primarily of extended warranty obligations and prepayments for software support agreements.

Accrued contract costs

Accrued contract costs consist of accrued expenses for contracting a third party service provider to fulfill repair and maintenance obligations required under a contract with a foreign military for units sold in the year ended September 30, 2011. Payments to the service provider will be made annually upon completion of each year of service. A new contract was signed with the customer in May 2019 to continue repair and maintenance services through May 2024. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Severance

Severance liability at September 30, 2018, consisted of accrued payments to former employees of Genasys. All payments related to this liability were paid during the period ended March 31, 2019.

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2019	2018
Beginning balance	$99,216	$104,518
Warranty provision	62,689	6,093
Warranty settlements	(30,287)	(11,395)
Ending balance	$131,618	$99,216

Deferred Rent

Deferred rent liability as of June 30, 2019 and September 30, 2018 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s office space. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $2,013,169 at June 30, 2019 to compensate for costs incurred by the Company to make the office space ready for operation. Leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term.

Deferred extended warranty revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

11. DEBT

In connection with the acquisition of Genasys the Company assumed certain debts of Genasys. The balances of the acquired debt consist of loans with governmental agencies as of June 30, 2019. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of June 30, 2019 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$51,295
Ministry of Economy and Competitiveness	February 2, 2024	273,472	(a)
		$324,767

(a)

This loan is secured by $273,472 of cash pledged as collateral by Genasys, which is the current balance of the loan. This amount is included in restricted cash at June 30, 2019. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and the outstanding balance of the loan will be paid in full during fiscal 2019. Accordingly, this has been included in the current portion of notes payable as of June 30, 2019.

The following is a schedule of future annual payments as of June 30, 2019:

2020	$290,571
2021	17,098
2022	17,098
2023	-
Total	$324,767

The current portion of debt is $290,571 and the noncurrent portion of debt is $34,196.

12. INCOME TAXES

For the nine months ended June 30, 2019, the Company recorded income tax expense of $675,457 reflecting an effective tax rate of 20.03%. For the nine months ended June 30, 2018, the Company recorded an income tax expense of $319,590 and an additional discrete tax expense of $2,474,000 due to the remeasurement of its deferred tax assets as a result of tax reform. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

13. COMMITMENTS AND CONTINGENCIES

Facility Lease

On January 3, 2018, the Company entered into a lease for a facility of 54,766 square feet to replace the expired lease of the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2018 and will expire August 30, 2028. The aggregate monthly payments, with abatements, average $36,146 per month for the first fourteen months, and are $74,460, $76,694, $78,994, $81,364, $83,805, $86,319, $88,909, $91,576 and $94,324 per month for the second through tenth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The lease provided an allowance for tenant improvements of $1,588,214, which was classified as deferred rent on the Company’s consolidated balance sheet and will be amortized as an offset to rent expense with a corresponding charge to depreciation expense on a straight-line basis over the term of the lease.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary, at three different levels, based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the nine months ended June 30, 2019, the Company exceeded the minimum targeted level of orders received and revenues and has recorded $902,274 of expense. Bonus related expense is included in “Accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018. In the nine months ended June 30, 2018, the company exceeded the minimum targeted level of orders received and revenues and recorded $1,223,543 of expense.

14. SHARE-BASED COMPENSATION

Equity Incentive Plans

At June 30, 2019, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Plan was approved in 2015 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2019, there were options and restricted stock units outstanding covering 691,383 and 2,174,708 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 1,873,059 shares of common stock available for grant for a total of 4,739,150 currently available under the two equity plans.

Stock Option Information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2018	3,394,858	$2.18
Granted	-	$-
Forfeited/expired	(768,334)	$2.99
Exercised	(35,282)	$1.55
Outstanding June 30, 2019	2,591,242	$1.94
Exerciseable June 30, 2019	1,736,114	$1.93

Options outstanding are exercisable at prices ranging from $1.31 to $3.17 and expire over the period from 2020 to 2024 with an average life of 3.22 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2019 was $3,495,052 and $2,364,061, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.29 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2019 was $97,609 and proceeds from these exercises were $54,621.

The following table summarized information about stock options outstanding and exercisable at June 30, 2019:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.69	572,266	2.91	$1.57	557,639	$1.57
$1.71	-	$1.86	523,726	2.58	$1.80	466,663	$1.81
$1.99	-	$1.99	1,125,000	4.09	$1.99	343,750	$1.99
$2.02	-	$3.13	360,250	1.98	$2.55	358,062	$2.55
$3.17	-	$3.17	10,000	2.39	$3.17	10,000	$3.17
			2,591,242			1,736,114

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

The Company determined that as of June 30, 2019, it is probable that some of the performance conditions will be achieved and recorded $101,447 in share-based compensation expense related to these options for the three months ended June 30, 2019. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

On March 14, 2017, the Board of Directors approved a grant of 25,000 RSUs to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were also issued at a market value of $197,500, which was expensed on a straight-line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors and will vest on the first anniversary of the grant date. These were issued at a market value of $278,750, which were expensed on a straight-line basis through the March 20, 2019 vest date.

During the quarter ended March 31, 2019, 93,330 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $210,176, which will be expensed on a straight- line basis over the three-year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSU’s to each of the Company’s non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $412,500, which have been and will be expensed on a straight-line basis through the March 12, 2020 vest date.

Compensation expense for RSUs was $124,991 for the three months ended June 30, 2019 and $344,473 for the nine months ended June 30, 2019. Compensation expense for RSUs was $78,252 for the three months ended June 30, 2018 and $197,325 for the nine months ended June 30, 2018.

A summary of the restricted stock units of the Company as of June 30, 2019 is presented below:

Number of Shares
Outstanding September 30, 2018	218,330
Granted	249,300
Released	(156,115)
Forfeited/cancelled	(36,666)
Outstanding June 30, 2019	274,849

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were no stock options granted during the nine months ended June 30, 2019. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2018 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Nine months ended
June 30, 2018
Volatility	45.4%
Risk free interest rate	2.2%
Forfeiture rate	10.0%
Dividend yield	0.0%
Expected life in years	4.6%

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not declare a dividend for the nine-month periods ended June 30, 2019 or in fiscal year 2018.

As of June 30, 2019, there was approximately $575,955 of unrecognized compensation costs related to outstanding non-performance-based employee stock options and restricted stock units. This amount is expected to be recognized over a weighted average period of 1.05 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenues	$3,627	$5,111	$12,126	$16,367
Selling, general and administrative	242,660	123,311	508,761	352,766
Research and development	11,279	20,391	42,499	63,930
	$257,566	$148,813	$563,386	$433,063

15. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2019 and the nine months ended June 30, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

Share-based compensation expense	-	-	133,845	-		133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Share-based compensation expense	-	-	171,975	-	-	171,975
Issuance of common stock upon exercise of stock options, net	26,682	-	42,644	-	-	42,644
Issuance of common stock upon vesting of restricted stock units	156,115	2	-	-	-	2
Stock buyback	(200,000)	(2)	(549,998)			(550,000)
Other comprehensive loss	-	-	-	-	(69,091)	(69,091)
Net income	-	-	-	1,178,850	-	1,178,850
Balance at March 31, 2019	32,572,118	$326	$88,431,123	$(54,292,105)	$(368,801)	$33,770,543

Share-based compensation expense	-	-	$257,566	$-	$-	257,566
Issuance of common stock upon exercise of stock options, net	7,000	-	9,449	-	-	9,449
Other comprehensive loss	-	-	-	-	56,538	56,538
Net income	-	-		638,041	-	638,041
Balance at June 30, 2019	32,579,118	$326	$88,698,138	$(53,654,064)	$(312,263)	$34,732,137

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2017	32,158,436	$322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039

Share-based compensation expense	-	-	138,461	-	-	138,461
Issuance of common stock upon exercise of stock options, net	90,852	-	159,518	-	-	159,518
Other comprehensive loss	-	-	-	-	(8,031)	(8,031)
Net income	-	-	-	(1,683,252)	-	(1,683,252)
Balance at December 31, 2017	32,249,288	$322	$88,254,818	$(54,455,105)	$(9,300)	$33,790,735

Share-based compensation expense	-	-	145,789	-	-	145,789
Issuance of common stock upon exercise of stock options, net	20,000	-	26,200	-	-	26,200
Issuance of common stock upon vesting of restricted stock units	125,000	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(4,482)	(4,482)
Net income	-	-	-	460,908	-	460,908
Balance at March 31, 2018	32,394,288	$322	$88,426,807	$(53,994,197)	$(13,782)	$34,419,150

Share-based compensation expense	-	-	148,813	-	-	148,813
Issuance of common stock upon exercise of stock options, net	468,801	5	842,001	-	-	842,006
Stock buyback	(211,326)	(2)	(500,272)	-	-	(500,274)
Other comprehensive loss	-	-	-	-	(211,426)	(211,426)
Net income	-	-	-	(80,220)	-	(80,220)
Balance at June 30, 2018	32,651,763	$325	$88,917,349	$(54,074,417)	$(225,208)	$34,618,049

Share Buyback Program

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares exclusive of any fees, commissions or other expenses related to such repurchases. At June 30, 2019, $4.5 million was available for share repurchase under this program. The previous program expired on December 31, 2018.

There were 788,425 shares repurchased for $2,171,022 during the nine months ended June 30, 2019. There were 211,236 shares repurchased for $500,274 during the nine-month period ended June 30, 2018. At June 30, 2019, all repurchased shares were retired into treasury.

Dividends

There were no dividends declared in the nine months ended June 30, 2019 and 2018.

16. NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period increased to include the number of dilutive potential common shares outstanding during the period. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method, which assumes that the proceeds from the exercise of the outstanding options are used to repurchase common stock at market value. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. If the Company has losses for the period, the inclusion of potential common stock instruments outstanding would be anti-dilutive. In addition, under the treasury stock method, the inclusion of stock options with an exercise price greater than the per-share market value would be antidilutive. Potential common shares that would be antidilutive are excluded from the calculation of diluted income per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	638,041	(80,219)	2,862,831	(1,302,564)

Basic income (loss) per share	$0.02	$(0.00)	$0.09	$(0.04)
Diluted income (loss) per share	$0.02	$(0.00)	$0.09	$(0.04)

Weighted average shares outstanding - basic	32,575,118	32,306,207	32,684,311	32,314,038
Assumed exercise of dilutive options	797,659	-	656,746	-
Weighted average shares outstanding - diluted	33,372,777	32,306,207	33,341,057	32,314,038

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	761,250	1,766,250	976,750	2,706,567
RSU	-	218,330	-	218,330
Total	761,250	1,984,580	976,750	2,924,897

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

The following table presents the Company’s segment disclosures:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018

Revenue from external customers
LRAD	$8,302,811	$7,012,430	$27,606,026	$22,094,790
Genasys	560,915	501,638	1,626,950	916,292
	$8,863,726	$7,514,068	$29,232,976	$23,011,082

Intercompany revenues
LRAD	$-	$-	$-	$-
Genasys	257,302	96,192	724,271	186,010
	$257,302	$96,192	$724,271	$186,010

Segment operating income (loss)
LRAD	$660,106	$(63,257)	$3,245,060	$1,507,264
Genasys	26,355	(114,870)	166,662	(90,132)
	$686,461	$(178,127)	$3,411,722	$1,417,132

Other expenses:
Depreciation and amortization expense
LRAD	$149,331	$62,665	$392,296	$187,433
Genasys	76,350	80,804	231,021	149,767
	$225,681	$143,469	$623,317	$337,200

Interest expense
LRAD	$-	$-	$-	$-
Genasys	-	4,388	-	14,205
	$-	$4,388	$-	$14,205

Income tax expense (benefit)
LRAD	$118,310	$(73,749)	$675,457	$2,793,590
Genasys	-	-	-	-
	$118,310	$(73,749)	$675,457	$2,793,590

	June 30, 2019	September 30, 2018
Long-lived assets
LRAD	$2,381,722	$2,478,144
Genasys	3,669,426	3,973,917
	$6,051,148	$6,452,061

Total assets
LRAD	$37,029,052	$36,770,872
Genasys	4,986,723	5,089,925
	$42,015,775	$41,860,797

18. MAJOR CUSTOMERS

For the three months ended June 30, 2019, revenues from one customer accounted for 30% of total revenues and for the nine months ended June 30, 2019, revenues from two customers accounted for 43% and 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2019, accounts receivable from three customers accounted for 30%, 14% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2018, revenues from three customers accounted for 15%, 11% and 10% of total revenues and for the nine months ended June 30, 2018 revenues from three customers accounted for 22%, 11% and 11% of total revenues, with no other single customer accounting for more than 10% of revenues. At June 30, 2018, accounts receivable from three customers accounted for 15%, 13% and 12% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Americas	$5,661,496	$3,814,782	$23,430,521	$14,918,891
Asia Pacific	2,681,229	3,089,770	3,827,716	6,367,532
Europe, Middle East and Africa	521,001	609,516	1,974,739	1,724,659
Total Revenues	$8,863,726	$7,514,068	$29,232,976	$23,011,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

LRAD® Corporation is a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over short and long distances. By broadcasting audible voice messages with exceptional clarity and only where needed, we offer unique sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. With the January 2018 acquisition of Genasys Holding S.L., we combined our advanced mass notification voice broadcast systems with Genasys’ location-based mass messaging solutions. Using our proprietary technologies, we have developed two product lines:

• Acoustic Hailing Devices (“AHDs”), which project audible broadcasts with exceptional intelligibility in a 30° beam from close range out to 5,500 meters, and;

• Public Safety Mass Notification, which include systems that project 60° - 360° audible voice broadcasts with industry leading vocal clarity from close range to over 14 square kilometers from a single installation and geospecific mass messaging mobile alert solutions that are compatible with major emergency warning protocols.

We have created a new worldwide market and a recognized global brand by selling our industry-leading AHDs and advanced public safety mass notification systems into 72 countries. We continue to develop new acoustic innovations and believe we have established a significant competitive advantage in our principal markets.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and above high ambient noise using minimal power. Our AHDs meet stringent military specifications and are packaged in several form factors, from portable, hand-held units to permanently installed, remotely operated systems. Through broadcasting directional alert tones and live prerecorded messages, our AHDs are designed to enable users to safely hail and warn, notify and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and potentially save lives. We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into many of our AHD and public safety mass notification products.

Our multidirectional product line was built on the success of our AHD’s. Unlike most siren-based public mass notification systems on the market, our public safety mass notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multi-modal system activation and control options, make us more competitive in the large and growing mass notification market.

Our products are designed to meet a broad range of diverse applications for emergency warning and mass notification, fixed and mobile military deployments; maritime, critical infrastructure, perimeter, commercial, border, and homeland security; law enforcement, emergency responder and fire rescue communications; asset protection, and wildlife preservation and control.

Business developments in the fiscal quarter ended June 30, 2019:

●	Entered into a $4.75 million maintenance agreement for AHD’s deployed by the Indian Navy
●	Announced $1.7 million in defense and homeland security orders
●	Received $0.85 million in international public safety notification and wildlife preservation orders
●	Announced follow-on $0.5 million Canadian Army order
●

Presented a Federal Emergency Management Agency (FEMA) webinar for emergency managers and demonstrated LRAD’s public safety mass notification system compatibility with FEMA’s Integrated Public Alert and Warning System (IPAWS)

●	Announced Mill Valley, CA is installing LRAD public safety notification system hardware packaged with Genasys software

Revenues in the third fiscal quarter ended June 30, 2019, were $8.9 million, an increase of $1.4 million from $7.5 million in the third fiscal quarter of 2018. The increase in revenues was primarily driven by an increase in public safety mass notification revenues. Public safety mass notification revenue increased $1,587,711, or 66%, compared to the third fiscal quarter of 2018, offset by a $238,053, or 5%, decrease in AHD revenues. Based on the timing of government budget cycles, financial issues and leadership change in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year primarily as a result of higher sales. Operating expenses were essentially unchanged comparted to the similar prior year period. The third quarter fiscal 2019 results reflect $118,310 of income tax expense which is a non-cash charge that reduced the balance of the deferred tax asset. We reported net income of $638,041 for the quarter, or $0.02 per share, compared to a net loss of $80,219, or $0.00 per share, for the same quarter in the prior year.

Overall Business Outlook

Our products and solutions continue to gain worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology and product foundation with our AHD and public safety mass notification systems product lines, which we have expanded over the years to service new markets and customers for greater business growth.  We believe that we have strong market opportunities for our directional and multidirectional product offerings within the mass notification, defense, law enforcement, fire rescue, public safety, maritime, homeland security, critical infrastructure security, asset protection, and wildlife control and protection business sectors. We intend to continue expanding our international mass notification business, particularly in the Middle East, Europe and Asia where we believe there are greater market opportunities for our multidirectional products. Our selling network has expanded through the addition of sales consultants as well as continuing to improve and increase our relationships with key integrators and sales representatives within the U.S. and in a number of worldwide locations. However, we may continue to face challenges during the remainder of fiscal 2019 and into fiscal 2020 due to continuing economic and geopolitical conditions in some international regions. We anticipate that the current U.S. government administration will support U.S. military spending, which we believe could benefit us, although there is uncertainty as to priorities and timing. We continue to pursue large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ever ultimately come to fruition. It is also difficult to determine whether our multidirectional products and software will be accepted as viable solutions in the public safety mass notification market, which includes a number of large, well-known competitors.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Three Months Ended
	June 30, 2019		June 30, 2018
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$8,037,460	90.7%	$6,583,865	87.6%	$1,453,595	22.1%
Contract and other	826,266	9.3%	930,203	12.4%	(103,937)	(11.2%)
Total revenues	8,863,726	100.0%	7,514,068	100.0%	1,349,658	18.0%

Cost of revenues	4,261,733	48.1%	3,815,203	50.8%	(446,530)	(11.7%)
Gross Profit	4,601,993	51.9%	3,698,865	49.2%	903,128	24.4%

Operating expenses
Selling, general and administrative	2,712,846	30.6%	2,904,135	38.6%	191,289	6.6%
Research and development	1,202,686	13.6%	972,857	12.9%	(229,829)	(23.6%)
Total operating expenses	3,915,532	44.2%	3,876,992	51.6%	(38,540)	(1.0%)

Income (loss) from operations	686,461	7.7%	(178,127)	(2.4%)	864,588	485.4%

Other income and expense, net	69,890	0.8%	24,159	0.3%	45,731	189.3%

Income (loss) from operations before income taxes	756,351	8.5%	(153,968)	(2.0%)	910,319	591.2%
Income tax expense (benefit)	118,310	1.3%	(73,749)	(1.0%)	(192,059)	260.4%
Net income (loss)	$638,041	7.2%	$(80,219)	(1.1%)	$718,260	895.4%

Net sales
LRAD	$8,302,811	93.7%	$7,012,430	93.3%	$1,290,381	18.4%
Genasys	560,915	6.3%	501,638	6.7%	59,277	11.8%
Total net sales	$8,863,726	100.0%	$7,514,068	100.0%	$1,349,658	18.0%

Revenues

Revenues increased in the current quarter compared to the corresponding quarter in the prior year due to a larger backlog at March 31, 2019 compared to March 31, 2018. Revenues improved in the current quarter for the public safety mass notification systems product line ($1,587,711, or 66%) compared to the prior year quarter offset by a slight decrease ($238,053, or 5%) in AHD product line revenues. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2019, we had aggregate deferred revenue of $1,091,270 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the current quarter compared to the prior year was primarily due to the higher level of sales, offset by an increase in manufacturing overhead expenses to support the increased sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $191,289 over the prior year quarter. This reflects a decrease to compensation related expenses and smaller decreases in trade show, travel and computer related expenses.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three months ended June 30, 2019 and 2018 of $242,660 and $123,311, respectively. The increase in the current quarter period is largely due to $101,447 for catch up performance option expense as we now believe that it is probable that certain goals under an employment agreement will be achieved.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $229,829 in the current quarter compared to the prior year largely due to $199,301 for increased product development and product testing expenses.

Included in research and development expenses for the three months ended June 30, 2019 and 2018 was $11,279 and $20,391 of non-cash share-based compensation costs, respectively.

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

Net Income

The $718,260 increase in net income in the fiscal year 2019 third quarter was primarily due to the higher gross profit realized from increased sales in the 2019 quarter. Non-cash income tax expense of $118,310 was recognized in the three months ended June 30, 2019 compared to a non-cash income tax benefit of $73,749 in the three months ended June 30, 2018.

Comparison of Results of Operations for the Nine Months Ended June 30, 2019 and 2018

The following table sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

	Nine Months Ended
	June 30, 2019		June 30, 2018
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$26,726,151	91.4%	$21,045,148	91.5%	$5,681,003	27.0%
Contract and other	2,506,825	8.6%	1,965,934	8.5%	540,891	27.5%
Total revenues	29,232,976	100.0%	23,011,082	100.0%	6,221,894	27.0%

Cost of revenues	14,351,217	49.1%	11,318,697	49.2%	(3,032,520)	(26.8%)
Gross Profit	14,881,759	50.9%	11,692,385	50.8%	3,189,374	27.3%

Operating expenses
Selling, general and administrative	7,939,232	27.2%	7,610,424	33.1%	(328,808)	(4.3%)
Research and development	3,530,805	12.1%	2,664,829	11.6%	(865,976)	(32.5%)
Total operating expenses	11,470,037	39.2%	10,275,253	44.7%	(1,194,784)	(11.6%)

Income from operations	3,411,722	11.7%	1,417,132	6.2%	1,994,590	140.7%

Other income and expense, net	126,566	0.4%	73,894	0.3%	52,672	71.3%

Income from operations before income taxes	3,538,288	12.1%	1,491,026	6.5%	2,047,262	137.3%
Income tax expense	675,457	2.3%	2,793,590	12.1%	2,118,133	75.8%
Net income (loss)	$2,862,831	9.8%	$(1,302,564)	(5.7%)	$4,165,395	319.8%

Net sales
LRAD	$27,606,026	94.4%	$22,094,790	96.0%	5,511,236	24.9%
Genasys	1,626,950	5.6%	916,292	4.0%	710,658	77.6%
Total net sales	$29,232,976	100.0%	$23,011,082	100.0%	$6,221,894	27.0%

Revenues

Revenues increased 27% for the nine-month period ended June 30, 2019 compared to the same prior year period due to the larger backlog at September 30, 2018 compared to September 30, 2017 and the addition of $520,857 of Genasys sales in the first quarter of fiscal 2019 (no Genasys sales were included in the first quarter of fiscal 2018 as it was acquired on January 18, 2018). AHD revenues were $22,633,707 an increase of $5,566,987, or 33%, compared to the same prior year period, and public safety mass notification systems revenues were $6,599,269, an increase of $654,905, or 11%, compared to the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. At June 30, 2019, we had aggregate deferred revenues of $1,091,270 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2019 was primarily due to increased sales volume partially offset by an increase in manufacturing overhead expenses to support increased sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $328,808 in the nine months ended June 30, 2019 compared to the prior year period. The increase in selling, general and administrative expenses is primarily due to Genasys selling and general administrative expenses totaling $462,770 in the first quarter of fiscal 2019 compared to zero in 2018. In addition, compensation expense was $191,512 higher than the prior year. This was partially offset by $151,679 in lower information technology related expenses, $115,359 in lower travel expenses and $65,156 in lower commission expense. As a percentage of sales, selling, general and administrative expense decreased to 27% for the nine months ended June 30, 2019 compared to 33% in the prior year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2019 and 2018 of $508,762 and $352,766, respectively. The increase in the current fiscal year to date period is largely due to $101,447 for catch up performance option expense as we now believe that it is probable that certain goals under an employment agreement will be achieved.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $865,976 in the nine months ended June 30, 2019 compared to the prior year, primarily due to increased product development activities ($632,892) and compensation and related expenses ($145,655).

Included in research and development expenses for the nine months ended June 30, 2019 and 2018 was $42,499 and $63,930 of non-cash share-based compensation costs, respectively.

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

Net Income (Loss)

The $2,862,831 net income for the first nine months of fiscal year 2019 was an improvement of $4,165,395 over the net loss in the prior year period. The improved results were primarily due to the $2,474,000 tax expense in fiscal year 2018 from the remeasurement of its deferred tax assets as a result of tax reform, plus higher sales in fiscal year 2019.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2019 was $11,290,068, compared to $11,063,091 at September 30, 2018. We had short-term marketable securities of $2,978,354 at June 30, 2019, compared to $3,592,175 at September 30, 2018, and long-term marketable securities of $1,499,795 and $1,200,541 at June 30, 2019 and September 30, 2018 respectively. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30, 2019	June 30, 2018
Cash provided by (used in):
Operating activities	$2,413,334	$2,154,059
Investing activities	$29,759	$(2,285,948)
Financing activities	$(2,133,445)	$(195,846)

Operating Activities

Net income of $2,862,831 for the nine months ended June 30, 2019 was increased by $2,045,884 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the current year reflected a decrease in prepaid expenses and other of $2,330,897, an increase in accrued and other liabilities of $1,766,516, a decrease in inventory of $200,306 and a decrease in other assets of $116,973. Cash used in operating activities included an increase in accounts receivable of $4,029,608, a decrease in accounts payable of $2,267,016 and a decrease in payroll and related liabilities of $583,162.

Net loss of $1,302,564 for the nine months ended June 30, 2018 was decreased by $3,668,190 of non-cash items that included a reduction to deferred income taxes primarily resulting from enactment of the tax reform act, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash provided by operating activities in the prior year reflected an increase in accounts payable of $376,864 due to the timing of payments, decreases in prepaid expenses and other of $153,576 and an increase in accrued and other liabilities of $178,843. Cash used in operating activities included an increase in inventory of $239,360, an increase in accounts receivable of $496,642, an increase in other assets of $60,615, a decrease in payroll and related liabilities of $81,631 and warranty settlements of $42,602.

We had accounts receivable of $6,814,225 at June 30, 2019, compared to $2,785,997 at September 30, 2018. The level of trade accounts receivable at June 30, 2019 represented approximately 70 days of revenues compared to 78 days of revenues at September 30, 2018 due to the timing of shipments and related collections in this quarter compared to the fourth fiscal quarter of 2018. Terms with individual customers vary greatly. We typically require thirty-day terms from our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At June 30, 2019 and September 30, 2018, our working capital was $23,886,117 and $21,090,472 respectively. The increase in working capital was primarily due to the net income generated from operations in the first nine months of fiscal year 2019.

Investing Activities

Our net cash provided by investing activities was $29,759 for the nine months ended June 30, 2019, compared to cash used in investing activities of $2,285,948 for the nine months ended June 30, 2018. The 2018 amount included $2,246,545 for the acquisition of Genasys. Cash used in investing activities for the purchase of property and equipment was $303,912 and $166,845 for the nine months ended June 30, 2019 and 2018, respectively. In the nine months ended June 30, 2019, we decreased our holding of short and long-term marketable securities by $314,567, compared to a decrease of $127,442 in the nine months ended June 30, 2018. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2019.

Financing Activities

In the nine months ended June 30, 2019, we used $2,133,445 for financing activities, compared to $195,846 for the nine months ended June 30, 2018. During the first nine months of 2019 we used $2,171,022 to repurchase shares of common stock and paid $17,044 on promissory notes, offset by $54,621 in proceeds from the exercise of stock options. The first nine months of 2018 included net payments of $786,437 to pay down debt assumed in the Genasys acquisition. Proceeds from the exercise of stock options were $1,027,719 for the nine months ended June 30, 2018. Total debt at June 30, 2019 was $324,767.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. There were no shares repurchased during the nine months ended June 30, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended June 30, 2019, no shares were repurchased. At June 30, 2019, all repurchased shares were retired into treasury. At June 30, 2019, $4.5 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

LRAD CORPORATION

Date: August 12, 2019	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)