Form 10-K
period 2019-09-30
LRAD Corp
filed 2019-12-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

Commission File Number 0-24248

LRAD CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

16262 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $.00001 par value per share	GNSS	NASDAQ Capital Market

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $66,567,675 based upon the closing price of the shares on the NASDAQ Capital

Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

33,008,330 shares of common stock, par value $0.00001 per share, as of December 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2019.

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

For purposes of this Annual Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to LRAD Corporation d/b/a Genasys Inc (the “Company” or “Genasys”) and its consolidated subsidiaries.

Item 1.	Business.

Overview

On October 23, 2019, LRAD Corporation announced it was rebranding as Genasys Inc. Genasys is a global provider of critical communications solutions designed to help keep people safe.  Our unified platform provides a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety threats, critical events and other crisis situations.

Our multi-channel approach includes:

•	LRAD® (Long Range Acoustic Devices) that project sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range out to 5,500 meters;

•

CCaaS (Critical Communications as a Service) software that is a reliable, fast and intuitive solution for sending SMS, text, email and social media messages to mobile devices in defined geographic areas, and;

•

Integrated Solutions that span multiple hardware and software mobile notification channels so that information can be delivered to the people who need it. These solutions include LRAD systems that project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to over 14 square kilometers from a single installation, and CCaaS software designed to deliver SMS, text, email, and social media messages to mobile devices in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

We have a history of successfully delivering innovative systems and solutions, pioneering the acoustic hailing device (“AHD”) market with the introduction of our first LRAD AHD in 2003, creating the first multidirectional public safety mass notification systems that project sirens and audible voice messages with industry-leading vocal clarity and area coverage in 2012, and recently revolutionizing the mass notification industry with the only unified platform that combines audible, highly intelligible voice broadcast systems and digital, CCaaS software mobile mass messaging solutions.

The Company’s critical communication systems are being used in 72 countries throughout the world in diverse applications, including public safety, national emergency warning systems, mass notification, defense, law enforcement, critical infrastructure protection, and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

Technology and Products

Our LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve.

Our LRAD products were initially developed for the U.S. Navy to fill a capability gap identified after the October 2000 attack on the USS Cole. LRAD systems are deployed by the U.S. Army, Navy, Air Force, Marine Corps, National Guard and Coast Guard, as well as international military services, and maritime, public safety and commercial security organizations. We have redesigned and enhanced our LRAD AHDs with improved voice intelligibility, output and durability. The rugged construction of our systems enables us to meet stringent military specifications. Our LRAD AHDs are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives.

Our LRAD AHD product line provides a complete range of solutions from handheld, portable devices to permanently installed, remotely operated systems. We continue to add new models to meet specific customer requirements and to expand into new markets. We have also added various features and accessories, including wireless capability, record on-the-fly microphones, integrated and remote electronics packages, and amplifiers.

Building on the success of our LRAD AHDs, we designed and developed our multidirectional mass notification product line. Unlike most siren based installations, our public safety notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our LRAD AHD and mass notifications systems. To date, we have incorporated our XL driver technology into the LRAD 450XL, LRAD 1950XL, LRAD 950RXL, LRAD DS-60XL, LRAD 360XL, and LRAD 360XL-MID. We are enhancing our system design and manufacturing capabilities to improve the durability and performance of our products. Our systems have been competitively selected over other commercially available systems by the U.S. Department of Defense and numerous international militaries.

Our product lines include the following:

LRAD Systems

Acoustic Hailing Devices (AHDs):

•

LRAD 100X—a self-contained, battery powered, portable AHD designed for use in a variety of mass notification, law enforcement, and public safety applications—is ideally suited for shorter-range perimeter security and communication.

•

LRAD 100X MAG-HS KIT—consists of an LRAD 100X with a high-strength magnetic mount, LRAD Wireless Kit for remote operation and other accessories that provide operators with the flexibility to use the system in a wide range of scenarios.

•

LRAD 450XL—the loudest long range AHD for its size and weight—uses our patented technology to provide more output in a smaller form factor with the same high level of clarity and intelligibility consistent with all our LRAD systems. After extensive testing, in August 2019, the U.S. Army (“Army”) awarded the Company an order of $20.2 million for LRAD 450XL systems and accessories to meet the Army’s critical communications and scalable escalation of force requirements. The LRAD 450XL is designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, and helicopters.

•	LRAD 500RX—engineered and designed on a proprietary pan and tilt system to provide remotely controlled communication, security, and first response.

•

LRAD 950RXL—selected for the U.S. Navy’s multi-year contract for Situational Awareness Systems on Military Sealift Command ships and other U.S. Navy vessels—combines the remotely operated pan and tilt system of the LRAD 500RX with our enhanced XL driver technology.

•

LRAD 1000Xi—selected by the U.S. Navy as its AHD for larger vessels for shipboard defense—can be manually operated to provide long distance hailing and warning and highly intelligible voice communications. This system is available in both fully integrated and remotely operated electronics.

•

LRAD 1950XL—our largest AHD that incorporates our patented XL driver technology features military-tested construction, low power requirements, and a rugged, easily transportable aluminum tripod for rapid deployment. Broadcasting highly intelligible voice communications that can be clearly heard and understood over distances of up to 5,000 meters, the LRAD 1950XL is designed primarily for defense, border, and critical infrastructure security applications.

•

LRAD 2000X—designed to meet the requirements of larger security applications—is our largest AHD. Broadcasting highly intelligible voice communications over distances of up to 5,500 meters, the LRAD 2000X unit is designed primarily for perimeter and border security applications.

We continue to augment our LRAD AHD product line by using our proprietary technology to develop louder, longer distance systems in smaller form factors, as well as incorporating customer and market-specific enhancements.

Public Safety Mass Notification (“PSMN”) Systems:

•

LRAD DS-60X/DS-60XL—a mounted horn system for areas that require 60° - 360° mass notification coverage. The LRAD DS-60XL has the same form factor as the LRAD DS-60X, uses our patented XL driver technology, and has a 60°, 900-meter range. When configured in a 360° ring array, the broadcast coverage area extends to 2.5 square kilometers. Each LRAD DS-60XL horn in the ring array can be operated independently, providing customizable mass notification area coverage.

•

LRAD 360XL—provides 360° coverage and is targeted for broad market applications including tsunami, hurricane, tornado, and severe weather warnings, government, campus, and industrial public address and emergency notification, and military base mass notification and public address. The LRAD 360XL also uses our patented XL driver technology. Available in several emitter configurations, the LRAD 360XL is powered and controlled by the Company’s Advanced Control Cabinet or Compact Control Cabinet. Using the Company’s CCaaS software, the Compact Control Cabinet provides flexible PSMN system command and control via TCP/IP, WiFi, Fiber, GPRS/GSM, or satellite.

•	LRAD 360XL-MID—designed for urban areas, small campuses, industrial sites, and government & defense facilities, the LRAD 360XL-MID can be installed on existing infrastructure or mounted on a tripod.

•

LRAD 360XL-MID Mobile Kit—comprised of two XL driver powered emitters, ruggedized carrying case power amplifier, hardened control module, all-weather push-to-talk mic, tripod, and other accessories. The kit provides a self-contained solution for operations requiring advanced mobile mass notification. Rapidly deployable, the LRAD 360XL-MID Mobile Kit is designed for defense, homeland security, law enforcement, and PSMN applications.

•

LRAD 360XT—fully self-contained and self-powered, the LRAD 360XT mobile mass notification system delivers highly intelligible voice and emergency warning tone broadcasts with uniform 360° coverage over an 850-meter coverage radius from a rapidly deployable, telescoping 30-foot pneumatic mast. The LRAD 360XT is integrated and mounted on a ruggedized trailer featuring securely mounted, lockable electronics and equipment enclosures containing the amplifier modules and pneumatic systems.

•

LRAD SoundSaber®-X—next generation LRAD SoundSaber mass notification line array speakers. The LRAD SoundSaber-X ("SS-X") features a new lightweight, rugged, and highly efficient driver technology designed to provide exceptional vocal intelligibility while utilizing 66% less power to generate 16dB more in audio output than the previous generation LRAD SS400. The LRAD SS-X is designed to alleviate reflection and echoing, to provide uniform acoustic coverage with wide audio dispersion along the short axis and narrow dispersion along the long axis, and ensure broadcasts are clearly heard and understood in high ambient noise environments. The thin form factor of the LRAD SS-X provides unobtrusive installation for many types of mass notification and public address applications.

Our PSMN voice broadcast systems feature exceptional speech intelligibility and the largest area coverage. The system can be installed independently of existing infrastructure with battery operation, Internet Protocol or satellite connectivity and with AC/Solar power charging systems. The battery capacity follows industry guidelines. Solar power and satellite connectivity options designed to ensure system operation when existing power or communication infrastructure fail. Our voice broadcast systems also have battery backup designed to power 48 hours of continuous operation.

CCaaS (Critical Communications as a Service) Software:

Using our cloud-based mobile mass messaging software, we developed our proprietary CCaaS – Critical Communications as a Service – software that integrates geolocation-targeted mobile mass messaging with command and control functionality to activate and operate our PSMN voice broadcast systems. Our CCaaS software is designed to deliver multi-channel, geolocation-targeted alerts, warnings, notifications and information to only the individuals in or entering crisis affected areas.

Integrated Solutions:

By integrating our industry-leading LRAD products with our CCaaS software, we created the only platform that unifies highly intelligible voice broadcast systems and mobile mass messaging solutions for the public safety, emergency warning and mass notification markets. Our CCaaS software platform is designed to integrate with external inputs and sensors that provide platform operators the critical data they need to make informed decisions on when and where to deliver location-based audible and digital alerts and warnings.

We believe the integration of mass messaging solutions, our enhanced software capabilities, our highly intelligible LRAD voice broadcasting systems and our platform’s compatibility with major emergency warning protocols, including FEMA’s IPAWS, Wireless Emergency Alerts (“WEA”) and others, significantly augment our existing product offerings and provide us with substantial business growth opportunities in new markets.

Strategy

The proliferation of natural disasters, crisis situations and civil disturbances require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help make and keep the public safe during emergencies. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

By providing the only unified platform that combines audible, highly intelligible voice broadcast systems and CCaaS software, Genasys seeks to deliver a reliable, fast and intuitive solution for sending location-based audible voice communications and geolocation-targeted messages and texts to mobile devices to help keep the public and employees safe.

Genasys has developed a global market and an increased demand for LRAD systems and revolutionary public safety notification solutions. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and mass notification markets. We also plan to expand and strengthen domestic and international sales channels by adding key mass notification partners, distributors, and dealers.

We plan to continue building on our AHD leadership position by offering enhanced directional and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, and system integrators. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international government, military and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2020, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives and resellers. We plan to grow our revenues through increased direct sales to militaries and large commercial and defense-related companies that desire to integrate our communication technologies into their product offerings. This includes building on fiscal 2019 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue mass notification, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy is to continue innovating voice broadcast systems and accessories, and mobile alert solutions to meet the needs of our target markets. Our PSMN product line includes emitters and speaker arrays in different sizes, as well as various configurations of amplifiers, mounts, power sources, and software. We developed and patented our XL driver technology, which generates higher audio output in smaller, lighter form factors. We have incorporated our XL driver technology into the LRAD 450XL, LRAD 1950XL, LRAD 950RXL, LRAD DS-60XL, LRAD 360XL, and LRAD 360XL-MID. Our LRAD PSMN systems and CCaaS software represent more complex, integrated offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our PSMN systems and CCaaS software to compete for larger mass notification business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

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

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Wisconsin, and Spain as well as through full-time business consultants in Texas, Germany and Thailand. Our corporate and administrative offices are located in San Diego, California.

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

We have a global reputation for providing high quality, innovative voice broadcast systems and mobile alert solutions that have made Genasys and LRAD internationally recognized product brands. We actively promote our brands and products through our website, trade shows, and advertising. We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation for technological expertise, quality products, and strong service and support provide us competitive advantages.

Customer Concentration

For the fiscal year ended September 30, 2019, we had two customers accounting for 37% and 10% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2018, we had one customer accounting for 20% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $27,014,253 at September 30, 2019, compared to $23,646,910 at September 30, 2018. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Our LRAD AHD product line features the leading voice broadcast systems for military and commercial applications. Our AHD competitors include Ultra Electronics/USSI, IML Sound Commander, and others. We do not believe these competitors have achieved significant global market penetration in the AHD market to date. We believe our LRAD AHD product line has demonstrated acceptance, has performed extremely well in harsh environments, and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors may enter, which could impact our competitiveness.

In the mature and established mass notification market, we compete against several domestic and international competitors, including Everbridge, OnSolve, Whelen Engineering Company Inc., Hoermann, and others. We believe our ability to offer a reliable, fast and intuitive solution for sending location-based SMS, text, email and social media messages to mobile devices in defined geographic areas and providing the only platform that unifies voice broadcast and digital, CCaaS software gives us significant competitive advantages against these established organizations. Further advantages include our ability to shape the broadcast coverage area from 60° - 360°, our industry-leading voice broadcast intelligibility, and our multiple system activation and control options, including satellite, TCP/IP, fiber, Wi-Fi, digital or analog radio, Ethernet or hard wire. We believe our platform’s ease of integration with external sensors and inputs, and compatibility with major emergency warning protocols also provide competitive advantages. We believe the domestic and international markets for public safety, emergency warning and mass notification are substantial and growing.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 17, Segment Information, and Note 18, Major Customers, Suppliers and Related Information to our consolidated financial statements.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks, including LRAD®, LONG RANGE ACOUSTIC DEVICE®, LRAD-X®, LRAD-RX®, and SOUNDSABER®. Many of our registered trademarks have earned worldwide brand recognition.

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

Research and Development

The sound reproduction and software markets are subject to rapid changes in technology and design with frequent improvements and new product introductions, as well as customized solutions for specific customer applications. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we are continuing to engage in significant research and new product development activities.

For the fiscal years ended September 30, 2019 and 2018, we spent approximately $4.5 million and $3.5 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of LRAD Corporation and their ages and business experience are set forth below.

Richard S. Danforth, age 60, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 61, was appointed Interim Chief Financial Officer in August 2017 and promoted to Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Executive officers serve at the discretion of the board of directors.

Employees

At September 30, 2019, we employed a total of 83 people. Of such employees, 23 were in research and development, 31 were in production, quality assurance and materials control, 13 were in general and administrative and 16 were in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages, are not a party to a collective bargaining agreement and we consider our relations with our employees to be favorable.

Available Information

Our shares of common stock trade on the NASDAQ Capital Market under the symbol “GNSS”. Our address is 16262 West Bernardo Drive, San Diego, California, 92127, our telephone number is 858-676-1112, and our website is located at www.genasys.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed by our directors, executive officers and certain significant shareholders pursuant to Section 16 of the Securities Exchange Act, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as soon as reasonably practical after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this report nor is it part of this report.

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

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales to government, military and commercial markets to meet planned projections;

•	government spending levels impacting sales of our products;

•	political uncertainty;

•	foreign currency fluctuations;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	our ability to integrate future acquisitions;

•	management of new business opportunities;

•	introduction of new competing technologies;

•	product mix and effect on margins; and

•	acceptance of our existing and future products in existing and new markets.

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

In fiscal year 2019, we had two customers that accounted for 37% and 10% of revenues, respectively, and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

In fiscal year 2019, direct and indirect sales to the U.S. government accounted for approximately 65% of our total net sales, compared to 49% of our total net sales in fiscal year 2018 and 15% in fiscal year 2017. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

We must expand our customer base in order to grow our business.

To grow our business, in addition to continuing to obtain additional orders from our existing customers, we must develop relationships with new customers and obtain and fulfill orders from new customers. We are competing against a number of large competitors in the mass notification market, and we need to establish our product offerings as viable competitors in this market to allow us to win awards against these competitors, increase our customer base and gain market share. We cannot guarantee that we will be able to increase our customer base. Further, even if we do obtain new customers, we cannot guarantee that those customers will purchase from us enough quantities of our product or at product prices that will enable us to recover our costs in acquiring those customers and fulfilling those orders. Whether we will be able to sell more of our products will depend on a number of factors, including:

•	our ability to design and manufacture reliable products that have the features that are required by our customers;

•	the global economy;

•	our ability to expand relationships with existing customers and to develop relationships with new customers that will lead to additional orders for our products;

•	our ability to develop and expand new markets for directed sound products, mobile mass messaging services and integrated solutions; and

•	our ability to develop international product distribution directly or through strategic partners.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions. We may not realize the intended benefits of acquisitions as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Failure to successfully integrate an acquired business in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of any future businesses could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

The growth of our product revenues is dependent on continued acceptance of our products by government, military and developing force protection and emergency response agencies. If these agencies do not purchase our products, our revenues will be adversely affected.

Although our products are designed for use by both government and commercial customers, the government market represents a significant revenue opportunity for our products. Revenues from government agencies, including military, force protection and emergency response agencies, fluctuate each year depending on available funding and demand from our government customers. While acceptance of our products has been increasing, there are many more prospective customers within this market that could provide future growth for us, as well as international government markets which often follow the lead of the U.S. Furthermore, the force protection and emergency response market is itself an emerging market that is changing rapidly. If our products are not widely accepted by the government, military and the developing force protection and emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

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

The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe the clear, intelligible voice capability of our PSMN products, and our unique design and durability make our product offerings very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are competing in a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the mass notification market.

Our sales strategy for fiscal year 2020 and beyond is to increase our market share of the growing mass notification market with our LRAD voice broadcast systems, CCaaS software and integrated solutions. A number of large companies compete in this market and dominate the market share. We believe we have a strong product platform that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2019, we had a warranty reserve of $150,229. While our warranty experience with our LRAD product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $530,583 at September 30, 2019. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

We do not have the ability to accurately predict future operating results. Our quarterly and annual revenues are likely to fluctuate significantly due to many factors, most of which are beyond our control and could result in our failure to achieve our revenue expectations.

We expect our proprietary acoustic products, software products and integrated solutions will be the source of substantially all our revenues for at least the near future. Revenues from these products and solutions are expected to vary significantly due to a number of factors, many of which are beyond our control. Any one or more of the factors listed below or other factors could cause us to fail to achieve our revenue expectations. These factors include:

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

Technological competition from larger, more established electronic and loudspeaker manufacturers and software providers is expected to increase. Most of the companies with which we expect to compete have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In addition, one or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive.

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

We sell our products worldwide. In fiscal years 2019 and 2018, revenues outside of the U.S. accounted for approximately 30% and 44% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We are obligated under a five-year repair and maintenance agreement with a foreign military. We have contracted with a third party service provider to administer the required services under the terms of the maintenance agreement. The revenue from the maintenance agreement with our customer is fixed and paid annually upon completion of each year through May 2024. It is possible that the cost to repair and maintain the products and the cost to contract with our third party service provider could exceed the revenue generated by the maintenance agreement.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2019, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

As of September 30, 2019, we had outstanding options granted to our employees and directors to purchase 2,219,268 shares of our common stock and we had 274,849 restricted stock units outstanding. At September 30, 2019, the exercise prices for the options ranged from $1.31 to $3.17 per share. The issuance of shares of common stock upon the exercise of outstanding options and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect the rights or reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

New laws, regulations and standards, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, compliance costs and enforcement under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”), XBRL interactive SEC filings, new SEC regulations and NASDAQ Stock Market rules. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

Market Information

Our common stock is traded and quoted on the NASDAQ Capital Market under the symbol “GNSS.” The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2019 and 2018:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2018
First Quarter	$2.58	$1.86
Second Quarter	$2.55	$1.94
Third Quarter	$2.67	$1.94
Fourth Quarter	$3.58	$2.52
Fiscal Year Ending September 30, 2019
First Quarter	$3.11	$2.08
Second Quarter	$2.89	$2.14
Third Quarter	$3.69	$2.81
Fourth Quarter	$4.24	$3.02

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 32,978,330 shares issued and outstanding held by 1,024 holders of record of our common stock at November 30, 2019.

Dividends

There were no dividends declared and paid during the years ended September 30, 2019 and 2018. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares exclusive of any fees, commissions or other expenses related to such repurchases. At September 30, 2019, $4.5 million was available for share repurchase under this program.

During the year ended September 30, 2019, 788,425 shares were repurchased for $2,171,022 under these programs. During the year ended September 30, 2018, 286,746 shares were repurchased for $725,445 under these programs. At September 30, 2019, all repurchased shares were retired.

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

Overview

Genasys Inc. is a global provider of critical communications solutions to help keep people safe.  Our unified platform provides a multi-channel approach to delivering alerts, notifications, instructions and information before, during and after crisis situations. We are a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over distance. In addition, our proprietary software platform includes mobile mass messaging and integrated solutions for business and public safety. Our products, systems and solutions include:

•	LRAD (Long Range Acoustic Devices) that project sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range out to 5,500 meters;

•

CCaaS (Critical Communications as a Service) software that is a reliable, fast and intuitive software solution for sending SMS, text, email and social media messages to mobile devices in defined geographic areas and

•

Integrated Solutions that span multiple hardware and software mobile notification channels so that information is delivered to the people who need it. These solutions include LRAD systems that project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to over 14 square kilometers from a single installation, and CCaaS software for sending SMS, text, email and social media messages to mobile devices in defined geographic areas. Our integrated solutions are compatible with the FEMA‘s IPAWS and other major emergency warning protocols.

We have sold our products, systems and solutions into 72 countries and pioneered a worldwide market for acoustic hailing devices and advanced mass notification solutions. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2019, we accomplished the following:

●	Announced $20.2 million in LRAD 450XL systems and accessories orders from the U.S. Army to meet its critical communications and scalable escalation of force requirements

●	Received $4.75 million follow-on AHD systems maintenance agreement from the Indian Navy

●	Announced $3.8 million in domestic and international defense and homeland security orders

●	Received $3.2 million in LRAD 100X MAG-HS kits order from the National Guard

●	Announced $1.2 million in international and domestic naval orders

       ●     Received $1.1 million in a follow-on AHD order from the U.S. Air Force

●	Announced $1.1 million in mass notification orders from the U.S. Army and a Eurasian oil and gas company

●	Received $850,000 in international public safety notification and wildlife preservation orders

●	Received follow-on orders from the Canadian Army

●	Announced critical communications systems installations in the City of Mill Valley, CA

Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology, and product foundation with our LRAD AHD and PSMN systems product lines, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our LRAD AHD and PSMN product offerings throughout the world in the homeland security and defense sectors as a result of increasing threats to government, commerce, law enforcement, borders, and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments. We intend to expand our domestic and international mass notification business, particularly in the U.S., Middle East, Europe, and Asia where we believe there are greater market opportunities for our multidirectional PSMN systems and mass messaging solutions. In fiscal year 2019, we increased our global selling network, which consists of marketing and business development personnel, as well as relationships with key integrators and sales representatives within the U.S. and around the world. In addition, we utilize part-time consultants with expertise in various U.S. government and defense areas, to advise us on procedures and budgetary policies in an effort to be successful in these areas. However, we may continue to face challenges in fiscal 2020 due to budget uncertainties and continuing economic and geopolitical conditions in some international regions and the U.S. We anticipate continued U.S. Military spending uncertainty due to possible defense budget delays. We are pursuing large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition. It is also difficult to determine whether our integrated solutions will be accepted in the mass notification market, which includes a number of competitors.

Our products have varying gross margins, and therefore product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We implement product updates and changes, including raw material and component changes that may impact product costs. We also have increased competition in the mass notification market, where there are a number of established companies that we expect will create pricing pressure on our PSMN product line and mobile alert solutions. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

During fiscal year 2020, we had approximately 16 full-time business development and marketing personnel at the Company, which includes four business consultants. In addition, we utilize various part-time sales consultants with experience and knowledge in various government and defense areas to assist with specific markets we are pursuing. We exhibit at domestic and international trade shows, attend industry events, and hold system demonstrations. Also, commission expense will fluctuate based on the level of commissionable sales incurred.

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

Revenue Recognition. On October 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its amendments using the full retrospective approach.

Topic 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

1.	Identify the contract(s) with customers
2.	Identify the performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when the performance obligations have been satisfied

   Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

Warranty, maintenance and services

We offer extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty contracts are recognized on a straight-line basis over the warranty period and maintenance contracts are recognized based on time elapsed over the service period. Revenue from other services such as training or installation is recognized when the service is completed. Warranty, maintenance and services are classified as contract and other revenues.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as when selling a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

Revenue is allocated to each deliverable based on the fair value of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed to customize the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

We currently disaggregate revenue by reporting segment (LRAD and Genasys Spain) and geographically to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 17, Segment Information and Note 18, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

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

Segment and Related Information

We are engaged in the design, development and commercialization of sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: LRAD and Genasys Spain and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 17, Segment Information, in our consolidated financial statements for further discussion.

 Comparison of Results of Operations for Fiscal Years Ended September 30, 2019 and 2018

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2019		September 30, 2018
		% of		% of
		Total		Total	Favorable (Unfavorable)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$33,384,175	90.3%	$23,495,788	89.3%	$9,888,387	42.1%
Contract and other	3,594,880	9.7%	2,811,002	10.7%	783,878	27.9%
Total revenues	36,979,055	100.0%	26,306,790	100.0%	10,672,265	40.6%

Cost of revenues	18,522,548	50.1%	13,567,076	51.6%	(4,955,472)	(36.5%)
Gross Profit	18,456,507	49.9%	12,739,714	48.4%	5,716,793	44.9%

Operating expenses
Selling, general and administrative	10,792,401	29.2%	10,692,681	40.6%	(99,720)	(0.9% )
Research and development	4,527,741	12.2%	3,523,498	13.4%	(1,004,243)	(28.5% )
Total operating expenses	15,320,142	41.4%	14,216,179	54.0%	(1,103,963)	(7.8% )

Income (loss) from operations	3,136,365	8.5%	(1,476,465)	(5.6%)	4,612,830	312.4%

Other income and expense, net	220,827	0.6%	107,023	0.4%	113,804	106.3%

Income (loss) from operations before income taxes	3,357,192	9.1%	(1,369,442)	(5.2% )	4,726,634	345.2%
Income tax expense	572,200	1.5%	2,375,600	9.0%	1,803,400	75.9%
Net income (loss)	$2,784,992	7.5%	$(3,745,042)	(14.2% )	$6,530,034	174.4%

US v International Sales
US Revenue	26,046,968	70.4%	14,793,243	56.2%	11,253,725	76.1%
International Revenue	10,932,087	29.6%	11,513,547	43.8%	(581,460)	(5.1% )
Total	36,979,055	100.0%	26,306,790	100.0%	$10,672,265	40.6%

Net sales
LRAD	$34,931,448	94.5%	$24,836,795	94.4%	10,094,653	40.6%
Genasys Spain	2,047,607	5.5%	1,469,995	5.6%	577,612	39.3%
Total net sales	$36,979,055	100.0%	$26,306,790	100.0%	$10,672,265	40.6%

Revenues

Revenues increased $10,672,265, or 40.6%, in the fiscal year ended September 30, 2019. Higher backlog entering fiscal 2019, compared to the prior year and record orders in fiscal 2019 of $45.9 million contributed to higher revenue in fiscal 2019. The larger fiscal 2019 revenues were from both the LRAD AHD and PSMN products. PSMN revenue increased $969,349, or 13%, over fiscal year 2018 and LRAD AHD revenue increased $9,702,916, or 51.5%, over the prior year. Domestic revenues increased 76.1% over the prior year while international revenues decreased 5.1% over the prior year. We had aggregate deferred revenue of $5,571,613 and $736,054 for prepayments from customers in advance of product shipment at September 30, 2019 and 2018, respectively. The receipt of orders will often be uneven due to the timing of customer’s approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2019 grew $5,716,793, or 44.9% higher sales and, over fiscal year 2018, primarily due to increased revenue. Gross margin as a percentage of sales increased this year compared to the prior year primarily due to lower manufacturing overhead expenses as a percentage of sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $99,720, or 0.9%. This increase is primarily due to Genasys selling general and administrative expenses totaling $462,770 in the first quarter of fiscal 2019 compared to zero in 2018.  This was offset by decreases in 2019 for computer expenses, commission and bad debt expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2019 and 2018 of $665,295 and $479,165, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $1,004,243, or 28.5%, primarily due to a $290,745 increase in salaries and benefits and $545,506 increase for software development, and product development and testing.

Included in R&D expenses for the year ended September 30, 2019 was $53,916 of non-cash share-based compensation expenses, compared to $84,320 for the year ended September 30, 2018.

Other Income

Other income increased by $113,804 primarily due to the $84,651 of interest income and a decrease of $20,949 in interest expense in fiscal 2019 compared to fiscal 2018.

Net Income (Loss)

The net income of $2,784,992 for fiscal 2019 was an improvement of $6,530,034 over the net loss in fiscal year 2018. Fiscal year 2019 had higher revenue, comparable selling, general and administrative expenses and decreased income tax provision compared to fiscal year 2018. In addition, we generated a greater operating loss in fiscal year 2018 due to additional investments in the business, including information technology, product development and selling and marketing, costs associated with the new facility and acquisition related expenses.

In the year ended September 30, 2019, we recorded an income tax provision of $572,200. In the year ended September 30, 2018, we recorded a $2,375,000 of tax expense due to a reduction of the deferred tax asset resulting from the change to the U.S. corporate income tax rate effective for the calendar year ended December 31, 2018.

Liquidity and Capital Resources

Cash, cash equivalents at September 30, 2019 was $18,819,078, compared to $11,063,091 at September 30, 2018. In addition, we have short-term marketable securities of $3,695,364 at September 30, 2019, compared to $3,592,175 at September 30, 2018 and long-term marketable securities of $1,384,819 and $1,200,541 at September 30, 2019 and 2018, respectively. We also have restricted cash of $697,840 at September 30, 2019 and $742,983 at September 30, 2018. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Year ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$9,855,031	$1,251,819
Investing activities	$(610,286)	$(2,787,366)
Financing activities	$(1,484,753)	$596,894

Operating Activities

Net income of $2,784,992 for the fiscal year ended September 30, 2019, includes $2,333,851 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected an $854,676 increase in accounts receivable resulting from higher current year fiscal fourth quarter shipments, a decrease of $2,211,695 in accounts payable and a $5,570,164 increase in accrued and other liabilities, which included customer deposits, deferred revenue, deferred rent and leasehold incentives. Cash provided by operating activities also reflects a decrease in inventory of $756,732 and a decrease of $1,475,663 for prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent, and prepaid insurance.

Net loss of $3,745,042 for the fiscal year ended September 30, 2018, includes $3,780,973 of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected a $3,149,579 decrease in accounts receivable resulting from lower fiscal year 2018 fourth quarter shipments, an increase of $192,638 for higher accounts payable and a $1,541,865 increase in accrued and other liabilities, which included deferred rent and leasehold incentives, offset by an increase in inventory of $1,648,484 to support higher year-end 2018 backlog, an increase of $2,075,323 for prepaid expenses and other, primarily for deposits paid on inventory purchases to fulfill backlog and outstanding receivables for tenant improvements on the Company’s new operating facility.

We had accounts receivable of $3,644,059 and $2,785,997 at September 30, 2019 and 2018, respectively. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2019 and 2018, our working capital was $24,765,178 and $21,090,472, respectively. The increase in working capital was largely the result of net income generated from operations.

Investing Activities

In the fiscal year ended September 30, 2019, we used $4,495,228 of cash to purchase short and long-term marketable securities, compared to using $4,920,547 to purchase short and long-term marketable securities in the fiscal year ended September 30, 2018. Also, during fiscal year 2018, we used $2,431,795 to purchase Genasys Spain. In the fiscal year ended September 30, 2019, we had proceeds from maturities of available for sale marketable securities of $4,228,068 compared to $5,190,821 in fiscal year 2018.

We also used cash in investing activities primarily for the purchase of product tooling, computer equipment and leasehold improvements for the new larger operating facility. Cash used for capital expenditures was $343,123 and $625,845 in the fiscal years ended September 30, 2019 and 2018, respectively. In fiscal 2017, we began to expense patent and trademark costs as incurred. We anticipate additional expenditures for patents and capital expenditures in fiscal year 2020 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2019 and 2018, we received proceeds from the exercise of stock options of $703,313 and $2,434,888, respectively. The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program expired on December 31, 2018. During the year ended September 30, 2019, the Company repurchased 788,425 shares at an average price per share of $2.75 for a total cost of $2,171,022. During the year ended September 30, 2018, the Company repurchased 286,746 shares at an average price per share of $2.53 for a total cost of $725,445. At September 30, 2019, all repurchased shares were retired.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 13, Commitments and Contingencies, to our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2019 and 2018, the Company accrued $1,295,338 and $1,205,468 respectively, for bonuses, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

We are a party to an employment agreement with our chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of such fiscal year, and vesting of a share of the stock options held by him that are subject to performance-based vesting. The agreement also has a change of control clause whereby the chief executive officer would be entitled to receive specified severance and equity vesting benefits if specified termination events occur. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2019, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2020 (the “Proxy Statement”).

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

10.3	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.4	LRAD Corporation Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 16, 2017.+

10.5	Form of Stock Award Agreement under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

10.6

Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 16, 2017.+

10.7

Form of Restricted Stock Unit Award Agreement For Employees under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 on Form 10-K for the year ended September 30, 2018, dated December 21, 2018.+

10.8

Employment Agreement, dated August 1, 2016, by and among LRAD Corporation and Richard Danforth. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 3, 2016.+

10.9	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

10.10

Stock Purchase Agreement dated January 18, 2018, by and among LRAD Corporation, Genasys Holding S.L., the stockholders of Genasys Holdings S.L., and the representatives of the stockholder. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2018.

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended September 30, 2018, dated December 21, 2018.

23.	Consents of Experts and Counsel

23.1	Consent of Squar Milner LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

LRAD Corporation

F-i

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LRAD Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LRAD Corporation and its subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

December 9, 2019

LRAD Corporation

Consolidated Balance Sheets

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,819,078	$11,063,091
Short-term marketable securities	3,695,364	3,592,175
Restricted cash	263,136	403,427
Accounts receivable, net	3,644,059	2,785,997
Inventories, net	5,835,163	6,734,183
Prepaid expenses and other	1,781,837	3,091,401
Total current assets	34,038,637	27,670,274

Long-term marketable securities	1,384,819	1,200,541
Long-term restricted cash	434,704	339,556
Deferred tax assets, net	5,387,000	5,957,000
Property and equipment, net	2,269,506	2,448,725
Goodwill	2,305,750	2,445,990
Intangible assets, net	1,175,634	1,557,346
Other assets	123,933	241,365
Total assets	$47,119,983	$41,860,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859,530	$3,083,344
Accrued liabilities	8,134,341	3,199,864
Notes payable, current portion	279,588	296,594
Total current liabilities	9,273,459	6,579,802

Notes payable, less current portion	32,903	52,358
Other liabilities, noncurrent	2,432,272	1,739,430
Total liabilities	11,738,634	8,371,590

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 32,949,987 and 33,176,146 shares issued and outstanding, respectively	330	332
Additional paid-in capital	89,571,641	90,251,145
Accumulated deficit	(53,731,903)	(56,516,895)
Accumulated other comprehensive loss	(458,719)	(245,375)
Total stockholders' equity	35,381,349	33,489,207
Total liabilities and stockholders' equity	$47,119,983	$41,860,797

See accompanying notes

LRAD Corporation

Consolidated Statements of Operations

	Years ended September 30,
	2019	2018
Revenues:
Product sales	$33,384,175	$23,495,788
Software, contract and other	3,594,880	2,811,002
Total revenues	36,979,055	26,306,790
Cost of revenues	18,522,548	13,567,076

Gross Profit	18,456,507	12,739,714

Operating expenses
Selling, general and administrative	10,792,401	10,692,681
Research and development	4,527,741	3,523,498
Total operating expenses	15,320,142	14,216,179

Income (loss) from operations	3,136,365	(1,476,465)

Other income and expense, net	220,827	107,023

Income (loss) from operations before income taxes	3,357,192	(1,369,442)
Income tax expense	572,200	2,375,600
Net income (loss)	$2,784,992	$(3,745,042)

Net income (loss) per common share
Basic	$0.09	$(0.12)
Diluted	$0.08	$(0.12)

Weighted average common shares outstanding:
Basic	32,689,028	32,492,645
Diluted	33,397,095	32,492,645

LRAD Corporation

Consolidated Statements of Comprehensive Income (Loss)

	Years ended September 30,
	2019	2018
Net income (loss)	$2,784,992	$(3,745,042)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	20,307	(7,676)
Unrealized foreign currency loss	(233,651)	(236,430)
Comprehensive income (loss)	$2,571,648	$(3,989,148)

See accompanying notes

 LRAD Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at September 30, 2017	32,158,436	322	$87,956,839	$(52,771,853)	$(1,269)	$35,184,039
Share-based compensation expense	-	-	584,873	-	-	584,873
Issuance of common stock upon exercise of stock options, net	1,179,456	12	2,434,875	-	-	2,434,887
Issuance of common stock upon vesting of restricted stock units	125,000	1	-	-	-	1
Stock buyback	(286,746)	(3)	(725,442)	-	-	(725,445)
Other comprehensive loss	-	-	-	-	(244,106)	(244,106)
Net income	-	-	-	(3,745,042)	-	(3,745,042)
Balance at September 30, 2018	33,176,146	332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

Share-based compensation expense	-	-	$735,003	$-	$-	$735,003
Issuance of common stock upon exercise of stock options, net	406,151	4	756,509	-	-	756,513
Issuance of common stock upon vesting of restricted stock units	156,115	2	(2)	-	-	-
Stock buyback	(788,425)	(8)	(2,171,014)			(2,171,022)
Other comprehensive loss	-	-	-	-	(213,344)	(213,344)
Net income	-	-	-	2,784,992	-	2,784,992
Balance at September 30, 2019	32,949,987	330	$89,571,641	$(53,731,903)	$(458,719)	$35,381,349

See accompanying notes

LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2019	2018
Operating Activities:
Net income (loss)	$2,784,992	$(3,745,042)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	824,889	483,087
Provision for doubtful accounts	(23,407)	150,000
Warranty provision	85,078	6,093
Inventory obsolescence	142,288	171,535
Share-based compensation	735,003	584,873
Deferred income taxes	570,000	2,374,000
Gain on disposition of asset	-	252
Loss on impairment of patents	-	11,133
Changes in operating assets and liabilities:
Accounts receivable	(854,676)	3,149,579
Inventories	756,732	(1,648,484)
Prepaid expenses and other	1,358,690	(2,075,323)
Other assets	116,973	(60,615)
Accounts payable	(2,211,695)	192,638
Payroll and related	(67,692)	127,623
Warranty settlements	(34,065)	(11,395)
Accrued and other liabilities	5,671,921	1,541,865
Net cash provided by operating activities	9,855,031	1,251,819

Investing Activities:
Purchases of marketable securities	(4,495,228)	(4,920,547)
Proceeds from maturities of marketable securities	4,228,068	5,190,821
Capital expenditures	(343,126)	(625,845)
Purchase of Genasys, net of cash and restricted cash acquired	-	(2,431,795)
Net cash used in investing activities	(610,286)	(2,787,366)

Financing Activities:
Proceeds from exercise of stock options	703,313	2,434,888
Repurchase of common stock	(2,171,022)	(725,445)
Proceeds from the issuance of unsecured promissory notes	-	62,656
Payments on promissory notes	(17,044)	(1,175,205)
Net cash (used in) provided by financing activities	(1,484,753)	596,894
Effect of foreign exchange rate on cash	(49,148)	(59,160)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,710,844	(997,813)
Cash, cash equivalents and restricted cash, beginning of period	11,806,074	12,803,887
Cash, cash equivalents and restricted cash, end of period	$19,516,918	$11,806,074

	-	-
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,819,078	$11,063,091
Restricted cash, current portion	263,136	403,427
Long-term restricted cash	434,704	339,556
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$19,516,918	$11,806,074

See accompanying notes

 LRAD Corporation

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$2,860	$18,015

Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$20,307	$(7,676)

Business combinations accounted for as a purchase:
Fair value of assets acquired	$-	$5,520,504
Cash paid or payable	-	(3,011,439)
Liabilities assumed	$-	$2,509,065

LRAD Corporation

Notes to the Consolidated Financial Statements

1. OPERATIONS

LRAD® Corporation, a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging solutions for emergency warning and workforce management. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products and mass messaging solutions are in North and South America, Europe, Middle East and Asia. On October 23, 2019, the Company announced that it was rebranding and began doing business as Genasys Inc.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has three wholly owned subsidiaries, Genasys II Spain, S.A.U (“Genasys Spain”), and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. At September 30, 2019, accounts receivable from two customers accounted for 33% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2018, accounts receivable from two customers accounted for 12% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2019 and 2018, the amount of cash and cash equivalents was $18,819,078 and $11,063,091, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At September 30, 2019 and 2018, the amount of restricted cash was $697,840 and $742,983, which is included in Restricted Cash and Long-term Restricted Cash.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries its accounts receivable at their historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2019 or 2018 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. At September 30, 2019 and 2018, the Company had an allowance for doubtful accounts of $126,593 and $150,000, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal years 2019 and 2018, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $133,532 during the year ended September 30, 2019 for parts and demo equipment that may not be utilized. The Company decreased its inventory reserve $21,481 during the year ended September 30, 2018 due to the disposal of obsolete inventory, net of additional excess and obsolescence reserves recorded.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below its carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management does not consider the value of goodwill to be impaired as of September 30, 2019. Refer to Note 8, Goodwill and Intangible Assets for more information.

LEASES

Through September 30, 2019, leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At September 30, 2019 and 2018, the Company had no capital lease obligations.

Adoption of new accounting standard

The Company will adopt Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) in the fiscal year beginning October 1, 2019. Refer to Note 3, Recent Accounting Pronouncements for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $277,721 and $291,994 for the fiscal years ended September 30, 2019 and 2018, respectively. Actual revenues from shipping and handling were $277,888 and $169,184 for the fiscal years ended September 30, 2019 and 2018, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $21,417 and $28,092 for the years ended September 30, 2019 and 2018, respectively, for advertising costs.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $150,229 and $99,216 at September 30, 2019 and 2018, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset, or if changes in facts and circumstances indicate this, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the year ended September 30, 2019. During the year ended September 30, 2018, the Company determined that certain patents were impaired. The impaired patents related to products no longer sold by the Company and totaled $11,133. Refer to Note 5, Fair Value Measurements and Note 8, Goodwill and Intangible Assets for information related to impairment of long-lived assets.

SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: LRAD and Genasys Spain and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 17, Segment Information, for additional information.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Refer to Note 16, Net Income (Loss) Per Share, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro. The Company translates the assets and liabilities of Genasys Spain at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies, which have not been material, are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the statements of operations. The translation loss for the period was $233,718 resulting from transactions between LRAD and Genasys Spain, the timing of transactions in relation to changes in exchange rates and the decrease in the exchange rate between the Euro and the U.S. dollar. Transaction gains and losses were not significant for any period presented.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options issued to employees and directors over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Refer to Note 14, Share-based Compensation, for additional information.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2019 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management has evaluated events subsequent to September 30, 2019 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2019.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments (“Topic 326”), which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company is currently reviewing this standard to assess the impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-7, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends and expands Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires entities to measure nonemployee share-based payment transactions by estimating the fair value of the equity instrument it is obligated to issue, measure the equity-classified nonemployee share-based payment awards at the grant date, and consider the probability of satisfying performance conditions when accounting for nonemployee share based payment awards with such conditions. ASU 2018-7 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Accordingly, this guidance was effective for the Company in the fiscal year beginning October 1, 2019. The Company does not anticipate that adoption will have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within that fiscal year. Accordingly, this is effective for the Company in the fiscal year beginning October 1, 2019. The Company expects that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of ASC 842. ASC 842 requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, the FASB issued Accounting Standards Updated No. 2018-11 (“ASU 2018-11”), which offers a practical expedient that allows entities the option to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. In March 2019, the FASB issued Accounting Standards Update 2019-01 (“ASU 2019-01”), which explicitly provides disclosure relief for interim periods during the year the standard is adopted. Under the new guidance, companies are not required to disclose the effect of such adoption in interim periods on certain financial statement items for periods retrospectively adjusted.

The new guidance was effective for the Company beginning October 1, 2019. The Company adopted ASC 842 by applying modified retrospective transition approach. Under this method, financial information related to periods prior to adoption will be as originally reported under the then-current standard (ASC 840, Leases). The Company elected the following practical expedients:

●	The transitional practical expedients, which must be elected as a package and applied consistently to all leases. In electing this practical expedient package the Company is not required to:

o	reassess whether an existing or expired contract is or contains a lease

o	reassess the lease classification for any expired or existing leases and

o	reassess initial direct lease costs for all leases that commenced before the adoption

●	Short-term lease practical expedient in which the Company can elect not to apply the recognition requirements of ASC 842 to short-term leases.

The most significant impact on our financial statements will be the recognition of a Right of Use (“ROU”) asset and lease liability for our operating leases, primarily related to the Company’s facility lease described in Note 13, Commitments and Contingencies. In addition, a portion of our existing leases are denominated in currencies other than the U.S. dollar. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the applicable future reporting periods, which may result in foreign exchange gains or losses. The Company does not believe ASC 842 will materially impact our consolidated results of operations or cash flows. As a result of adopting ASC 842 effective October 1, 2019, the Company recorded an initial measurement of approximately $7.8 million of operating lease liabilities, and approximately $5.8 million of corresponding operating ROU assets, net of tenant improvement allowances. There was no cumulative effect adjustment to retained earnings as a result of the transition to ASC 842.

New pronouncements adopted

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which amends Topic 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this guidance are to be applied using a retrospective transition method to each period presented. ASU No. 2016-18 was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted ASU No. 2016-18 effective January 1, 2018. For the years ended September 30, 2019 and 2018, restricted cash balances are due to a security deposit for the Company’s new facility lease, as described in Note 13, Commitments and Contingencies, and restricted cash held as collateral for notes payable, as described in Note 11, Debt. The adoption did not have a material impact on the Company's consolidated financial position, results of operations and cash flows, other than the impact discussed above.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently, the FASB issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements. Refer to Note 4, Revenue Recognition, for further detail.

4. REVENUE RECOGNITION

The Company adopted ASU 2014-09 and its amendments on October 1, 2018, using the full retrospective approach.

Topic 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

1.	Identify the contract(s) with customers
2.	Identify the performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when the performance obligations have been satisfied

   Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

Warranty, maintenance and services

The Company offers extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty and maintenance contracts are recognized based on time elapsed over the service period, and classified as contract and other revenues. Revenue from other services such as training or installation is recognized when the service is completed.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

The Company disaggregates revenue by reporting segment (LRAD and Genasys Spain) and geographically to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 17, Segment Information and Note 18, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts gives us the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of September 30, 2019 and September 30, 2018, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Consolidated Balance Sheets. Refer to Note 10, Accrued Liabilities for additional details.

The Company’s contract assets are as follows:

Prepaid maintenance
agreement
Balance at September 30, 2018	$93,750
New prepaid maintenance agreements	-
Recognition of expense as a result of performing services	(93,750)
Balance at September 30, 2019	$-

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2018	$199,596	$536,458	$736,054
New performance obligations	7,241,768	1,627,331	8,869,099
Recognition of revenue as a result of satisfying performance obligations	(2,378,273)	(1,083,261)	(3,461,534)
Effect of exchange rate on deferred revenue	-	(21,121)	(21,121)
Balance at September 30, 2019	$5,063,091	$1,059,407	$6,122,498
Less: non-current portion	-	(550,885)	(550,885)
Current portion at September 30, 2019	$5,063,091	$508,522	$5,571,613

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6,122,498. The Company expects to recognize revenue on approximately $5,571,613 or 91% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

Practical Expedients

In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only gives consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. The Company also utilizes the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value provided to the customer.

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

Level1:	Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

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

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2019 and 2018.

Instruments Measured at Fair Value on a Recurring Basis

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2019 and 2018.

	September 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$275,538	$-	$275,538	$275,538	$-	$-

Level 2:
Certificates of deposit	971,592	-	971,592	-	499,000	472,592
Municipal securities	240,463	205	240,668	-	80,336	160,332
Corporate bonds	3,856,766	11,157	3,867,923	-	3,116,028	751,895
Subtotal	5,068,821	11,362	5,080,183	-	3,695,364	1,384,819

Total	$5,344,359	$11,362	$5,355,721	$275,538	$3,695,364	$1,384,819

	September 30, 2018
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$410,393	$-	$410,393	$410,393	$-	$-

Level 2:
Certificates of deposit	499,000	-	499,000	-	-	499,000
Corporate bonds	4,302,661	(8,945)	4,293,716	-	3,592,175	701,541
Subtotal	4,801,661	(8,945)	4,792,716	-	3,592,175	1,200,541

Total	$5,212,054	$(8,945)	$5,203,109	$410,393	$3,592,175	$1,200,541

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

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended September 30, 2019:

	Fair Value Measurements at September 30, 2019
	Carrying Value	Active Markets for Identifiable Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Non-Cash Impairment Loss
Intangible assets from Genasys acquisition	$1,142,814	$-	$-	$1,142,814	$-
Goodwill	$2,305,750	$-	$-	$2,305,750	$-
Patents	$32,820	$-	$-	$32,820	$-

The Company did not recognize non-recurring fair value adjustments related to the impairment of intangible assets for the year ended September 30, 2019. The $140,240 change in fair value of Goodwill from September 30, 2018 to September 30, 2019 is due to the change in foreign currency rates.

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended September 30, 2018:

	Fair Value Measurements at September 30, 2018
	Carrying Value	Active Markets for Identifiable Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Non-Cash Impairment Loss
Intangible assets from Genasys acquisition(a)	$1,520,006	$-	$-	$1,520,006	$-
Goodwill from Genasys acquisition(b)	$2,445,990	$-	$-	$2,445,990	$-
Patents(c)	$37,340	$-	$-	$37,340	$(11,133)

(a)	Represents acquired intangible assets from the acquisition of Genasys Spain. There was no impairment related to these assets. Refer to Note 8, Goodwill and Intangible Assets, for more information.

(b)	Represents acquired goodwill from the acquisition of Genasys Spain. There was no impairment related to these assets. Refer to Note 8, Goodwill and Intangible Assets, for more information.

(c)	During the year ended September 30, 2018, the Company determined that certain patents were impaired. The impaired patents related to products no longer sold by the Company.

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2019	2018
Raw materials	$5,060,331	$4,487,273
Finished goods	998,607	1,768,544
Work in process	306,809	875,417
Inventories, gross	6,365,747	7,131,234
Reserve for obsolescence	(530,584)	(397,051)
Inventories, net	$5,835,163	$6,734,183

The Company relies on one supplier for compression drivers for its LRAD products and is making efforts to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its LRAD products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2019	2018
Office furniture and equipment	$1,332,443	$1,326,784
Machinery and equipment	1,223,726	1,095,099
Leasehold improvements	2,019,794	-
Construction in progress	7,565	2,001,539
Property and equipment, gross	4,583,528	4,423,422
Accumulated depreciation	(2,314,022)	(1,974,697)
Property and equipment, net	$2,269,506	$2,448,725

	Year Ended September 30,
	2019	2018
Depreciation expense	$521,492	$251,186

At September 30, 2018, construction in progress primarily included leasehold improvement costs incurred to renovate and prepare the Company’s new facility for its operations.  Refer to Note 13, Commitments and Contingencies, for more information on the facility lease.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and is due to combining the mass messaging solutions and software development capabilities with existing Company products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the year ended September 30, 2019. At September 30, 2019 and September 30, 2018, goodwill was $2,305,750 and $2,445,990, respectively.

During the year ended September 30, 2018, the Company determined that certain patents were impaired. These patents supported products that are no longer sold by the Company. The Company recorded a non-cash loss on the impairment of these patents of $11,133 for the year ended September 30, 2018. There was no impairment loss for the year ended September 30, 2019.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during year ended September 30, 2019, related to goodwill and intangible assets was a reduction of $219,325.

The Company’s intangible assets consisted of the following:

	September 30,
	2019	2018
Technology	$611,043	$648,208
Customer relationships	584,477	620,026
Trade name portfolio	212,537	225,464
Non-compete agreements	230,248	244,252
Patents	72,126	72,126
	1,710,431	1,810,076
Accumulated amortization	(534,797)	(252,730)
	$1,175,634	$1,557,346

	Year Ended September 30,
	2019	2018
Amortization Expense	$303,397	$231,901

Estimated amortization expense for the twelve months ending September 30,

2020	$294,242
2021	239,586
2022	217,073
2023	186,683
2024	173,734
Thereafter	64,316
Total estimated amortization expense	$1,175,634

 9. PREPAID EXPENSES AND OTHER

	September 30,
	2019	2018
Deposits for inventory	$1,064,640	$1,366,069
Leashold improvement receivable	-	1,132,017
Prepaid insurance	194,285	162,822
Prepaid rent	87,782	-
Prepaid maintenance agreement	-	93,750
Dues and subscriptions	88,031	92,097
Other	347,099	244,646
	$1,781,837	$3,091,401

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Leasehold improvement receivable

Leasehold improvement receivable represents amounts owed to the Company by the landlord for costs incurred to renovate and prepare the Company’s new facility for use. The lease provided an allowance for tenant improvements of $1,588,214. Refer to Note 13, Commitments and Contingencies, for additional information about this lease. As of September 30, 2019, the Company has received the full tenant improvement allowance.

Prepaid Rent

Prepaid rent consists of payments made in advance for the Company’s facility lease.

Prepaid Insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Prepaid maintenance agreement

At March 31, 2011, prepaid expenses included $1,500,000 paid to a third party service provider in connection with the Company’s obligations under a sales contract to a foreign military service to provide repair and maintenance services over an eight year period for products sold thereunder. The total prepaid expense was amortized on a straight-line basis at an annual rate of $187,500 over the eight-year contract period to correspond with the revenues for these services, and was recognized as a component of cost of sales. The amortization of the prepaid maintenance agreement was completed during the period ended March 31, 2019. As of September 30, 2018, $93,750 of the total prepayment was classified as a current asset.

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2019	2018
Payroll and related	$2,050,324	$2,041,735
Deferred revenue	508,522	460,086
Customer deposits	5,063,091	199,596
Accrued contract costs	252,833	197,034
Severance	-	152,730
Warranty reserve	150,229	99,216
Deferred rent	109,342	49,467
Total	$8,134,341	$3,199,864

Other liabilities - noncurrent consisted of the following:

	September 30,
	2019	2018
Deferred rent	$1,881,387	$1,663,058
Deferred extended warranty revenue	550,885	76,372
Total	$2,432,272	$1,739,430

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits at September 30, 2019 and 2018.

 Deferred Revenue

Deferred revenue at September 30, 2019 included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ended September 30, 2020.

Customer Deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ended September 30, 2020.

Accrued contract costs

Accrued contract costs consist of accrued expenses for contracting a third-party service provider to fulfill repair and maintenance obligations required under a contract with a foreign military for units sold in the year ended September 30, 2011. Payments to the service provider will be made annually upon completion of each year of service. A new contract was signed with the customer in May 2019 to continue repair and maintenance services through May 2024. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Severance

Severance liability at September 30, 2018 consisted of accrued payments to former employees of Genasys Spain that was paid during the year ended September 30, 2019.

Deferred Rent

Deferred rent liability as of September 30, 2019 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s operating facility. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $1,990,729 as of September 30, 2019 to compensate for costs incurred by the Company to make the office space ready for operation (leasehold incentives). Prior to the adoption of ASC 842, leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term. Refer to Note 3, Recent Accounting Pronouncements for further detail on the adoption of ASC 842.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2019	2018
Beginning balance	$99,216	$104,518
Warranty provision	85,078	6,093
Warranty settlements	(34,065)	(11,395)
Ending balance	$150,229	$99,216

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period and adjusts the accrued warranty liability to an amount equal to estimated warranty expense for products currently under warranty.

Deferred extended warranty revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

 11. DEBT

In connection with the acquisition of Genasys Spain the Company assumed certain debts of Genasys Spain. The balances of the acquired debt consist of loans with governmental agencies as of September 30, 2019. Loans with governmental agencies represent interest free loans granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of September 30, 2019 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	49,355
Ministry of Economy and Competitiveness	February 2, 2024	263,136	(a)
		$312,491

(a)

This loan is secured by $263,136 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash at September 30, 2019. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal year 2020 and that the outstanding balance of the loan will be paid in full during fiscal year 2020. Accordingly, this has been included in the current portion of notes payable as of September 30, 2019.

The following is a schedule of future annual payments as of September 30, 2019:

2020	$279,588
2021	16,452
2022	16,451
2023	-
Total	$312,491

As of September 30, 2019, the current portion of debt is $279,588 and the noncurrent portion of debt is $32,903.

12. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2019	2018
Current tax provision
Federal	$-	$-
State	2,200	1,600
Total current tax provision	2,200	1,600
Deferred provision
Federal	484,500	2,017,900
State	85,500	356,100
Total deferred provision	570,000	2,374,000

Provision for income taxes	$572,200	$2,375,600

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2019	2018
Income taxes computed at the federal statutory rate	$715,000	$(332,000)
Change in valuation allowance	(5,000)	2,711,000
Change in tax rate	-	6,754,000
Expired net operating loss carryforwards	-	441,000
Nondeductible compensation, interest expense and other	40,000	39,000
State income taxes, net of federal tax benefit	155,000	(41,000)
Change in R&D credit carryover	(66,000)	(133,000)
Stock options and other prior year true-ups	(142,000)	(499,000)
Acquired deferred tax assets of Genasys Spain	(7,800)	(6,564,400)
Refundable Federal AMT Credit	28,000	-
State business credit utilization	(145,000)	-
Provision for income taxes	$572,200	$2,375,600

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2019 and 2018 were as follows:

	At September 30,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$12,682,000	$13,644,000
Research and development credit	5,856,000	5,805,000
Share-based compensation	506,000	532,000
Equipment	(78,000)	(41,000)
Patents	24,000	35,000
Accruals and other	1,222,000	818,000
State tax deduction	(6,000)	(5,000)
Federal AMT Credit	24,000	53,000
Allowances	169,000	133,000
Gross deferred tax asset	20,399,000	20,974,000
Less valuation allowance	(15,012,000)	(15,017,000)
Total deferred tax assets, net of valuation allowance	$5,387,000	$5,957,000

At September 30, 2019, the Company had net deferred tax assets of approximately $5,387,000. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2019, the Company had federal NOL carryforwards of approximately $44,398,000, which expire from 2022 through 2037. The Company also has an estimated $2,257,000 and $794,000 of federal and state R&D tax credits, respectively, at September 30, 2019, a portion of which will begin to expire in the 2020 tax year.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over seven of the ten most recent fiscal years. In the past few years, the Company has developed products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is a leading player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released a portion of the valuation allowance. While the Company has cumulative income from 2017 to 2019, future profits are uncertain and a portion of the Company’s tax attributes may expire prior to utilization. The Company adjusted its deferred tax asset value in the quarter ended September 30, 2019 and continues to maintain a valuation allowance of $15,012,000. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As of September 30, 2019, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Subsequently, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period not to exceed one year from the enactment date.  Accordingly, the Company remeasured its net deferred tax assets on a provisional basis based on the rates at which they are expected to be realized in the future, which is generally 21% resulting in a decrease to our net deferred tax assets of $2,374,000 for the year ended September 30, 2018. As of September 30, 2019, the Company’s accounting for the applicable elements of the legislation is complete and there were no material changes to the provisional amounts previously recorded.

F22

13. COMMITMENTS AND CONTINGENCIES

The Company leases office equipment and operating facilities. During the year ended September 30, 2019, these leases were categorized as operating leases. On October 1, 2019, the Company adopted ASC 842 which requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Refer to Note 3, Recent Accounting Pronouncements for further detail on the adoption of ASC 842.

Facility Lease

On July 1, 2018, the Company entered into a lease for 54,766 square feet to replace the expired lease of the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2018 and will expire August 30, 2028. The aggregate monthly payments, with abatements, averaged $36,146 per month for the first fourteen months, and are $74,460, $76,694, $78,994, $81,364, $83,805, $86,319, $88,909, $91,576 and $94,324 per month for the second through tenth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes. The lease provided an allowance for tenant improvements of $1,588,214, which was classified as deferred rent on the Company’s consolidated balance sheet and is being amortized as an offset to rent expense with a corresponding charge to amortization expense on a straight-line basis over the term of the lease.

Total operating lease expense, including facilities and office equipment commitments, recorded by the Company for the years ended September 30, 2019 and 2018 was 1,050,784 and $956,535, respectively.

The obligations under all operating leases are as follows:

Years ending September 30,
2020	$1,005,217
2021	1,032,090
2022	1,059,088
2023	1,011,894
2024	1,008,177
Thereafter	4,247,218
Total lease obligations	$9,363,684

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

Bonus Plan

In fiscal 2019 and 2018, the Company had a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In fiscal year 2019, the company exceeded the minimum targeted level of orders received, revenues and cash provided by operating activities and has accrued $1,295,338 of expense. In fiscal year 2018, the company exceeded the minimum targeted level of orders received and revenues and accrued $1,205,099 of expense.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2019 and 2018, the Company made matching contributions of $220,234 and $130,511, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2019 and 2018.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2019 and 2018.

14. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2019, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Incentive Plan, approved in 2015, authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2019, there were options and restricted stock units outstanding covering 499,494 and 1,994,623 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 1,874,164 shares of common stock available for grant for a total of 4,368,281 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were no options granted during the year ended September 30, 2019. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2018 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

2018
Volatility	45.4%
Risk free interest rate	2.18%
Forfeiture rate	10.0%
Dividend yield	0.0%
Expected life in years	4.6
Weighted average FV	$0.89

The Company did not pay a dividend in fiscal 2019 or in fiscal 2018. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2019, there was approximately $415,449 of total unrecognized compensation costs related to outstanding stock options and restricted stock units. This amount is expected to be recognized over a weighted average period of 1.3 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that as of September 30, 2019, it is probable that some of the performance conditions will be achieved and recorded $128,025 in share-based compensation expense related to these options for the year ended September 30, 2019. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense. The Company did not grant any PVOs in the year ended September 30, 2019.

Restricted Stock Units

On March 14, 2017, the Board of Directors approved a grant of 25,000 restricted stock units (“RSUs”) to each of the Company’s non-employee directors that vested on the first anniversary of the grant date. These were also issued at a market value of $197,500, which was expensed on a straight line basis through the March 14, 2018 vest date.

On March 20, 2018, the Board of Directors approved an additional grant of 25,000 RSUs to each of the Company’s non-employee directors that vested on the first anniversary of the grant date. These were issued at a market value of $278,750, which were expensed on a straight line basis through the March 20, 2019 vest date. Also, during fiscal 2018, 93,330 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSUs to each of the Company’s five non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $412,500, which have been and will be expensed on a straight-line basis through the March 12, 2020 vest date. Also, during fiscal 2019, 99,300 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248,250, which will be expensed on a straight line basis over the three year life of the grants.

Compensation expense for RSUs was $470,857 for the year ended September 30, 2019. Compensation expense for RSUs was $276,438 for the year ended September 30, 2018.

Restricted Stock Unit Summary Information

A summary of the activity of RSUs as of September 30, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2018	218,330	$2.24
Granted	249,300	$2.65
Released	(156,115)	$2.23
Forfeited/cancelled	(36,666)	$2.39
Outstanding September 30, 2019	274,849	$2.59

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2018	3,394,858	$2.18
Granted	-	$-
Forfeited/expired	(769,439)	$2.99
Exercised	(406,151)	$1.86
Outstanding September 30, 2019	2,219,268	$1.94
Exerciseable September 30, 2019	1,405,578	$1.93

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2019 was $3,107,958 and $1,985,062, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $3.35 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2019 was $638,140 and proceeds from these exercises was $756,513. The total intrinsic value of stock options exercised during the year ended September 30, 2018 was $752,729 and cash received from these exercises was $2,434,888. The Company recognized $638,140 and $752,729 as a tax benefit in the income tax provision for the years ended September 30, 2019 and 2018, respectively.

The following table summarizes information about stock options outstanding at September 30, 2019:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractural Life	Weighted Average Exercise Price	Number Exercisable	Weighted Avrage Exercise Price
$1.31	-	$1.76	637,876	3.25	$1.65	576,155	$1.64
$1.86	-	$1.86	160,142	3.21	$1.86	160,142	$1.86
$1.99	-	$1.99	1,125,000	3.84	$1.99	375,000	$1.99
$2.02	-	$1.99	296,250	2.07	$2.49	294,281	$2.50
			2,219,268	3.39	$1.95	1,405,578	$1.94

The Company recorded $264,146 and $308,435 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2019, and 2018, respectively.

The amounts of share-based compensation expense for restricted stock units and stock options are classified in the Consolidated Statements of Operations as follows:

	Year ended September 30,
	2019	2018
Cost of revenues	$15,792	$21,388
Selling, general, and administrative	665,295	479,165
Research and development	53,916	84,320
	$735,003	$584,873

15. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2019, the Company issued 406,151 shares of common stock and obtained gross proceeds of $756,513 in connection with the exercise of stock options. During the year ended September 30, 2018, the Company issued 1,179,456 shares of common stock and obtained gross proceeds of $2,434,887 in connection with the exercise of stock options. During the year ended September 30, 2019, the Company issued 156,115 of shares of common stock upon full vesting of RSUs. During the year ended September 30, 2018, the Company issued 125,000 of shares of common stock upon full vesting of RSUs.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2019 or 2018.

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

During the year ended September 30, 2019, 788,425 shares were repurchased for $2,171,022. During the year ended September 30, 2018, 286,746 shares were repurchased for $725,445. At September 30, 2019, all repurchased shares were retired.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended September 30,
	2019	2018
Net income (loss)	$2,784,992	$(3,745,042)

Basic income (loss) per share	$0.09	$(0.12)
Diluted income (loss) per share	$0.08	$(0.12)

Weighted average shares outstanding - basic	32,689,028	32,492,645
Assumed exercise of dilutive options	708,067	-
Weighted average shares outstanding - diluted	33,397,095	32,492,645

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	573,750	3,394,858
RSU	-	218,330
Total	573,750	3,613,188

17. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: LRAD and Genasys Spain and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures:

For the year ended September 30, 2019:

	Revenue from External Customers	Intercompany Revenues	Operating Income	Depreciation and amortization expense	Interest Expense	Income Tax Expense
LRAD	$34,931,448	$-	$3,097,498	$517,081	$-	$572,200
Genasys Spain	2,047,607	907,785	38,867	307,808	-	-
	$36,979,055	$907,785	$3,136,365	$824,889	$-	$572,200

	Long-lived assets	Total Assets
LRAD	$2,283,344	$42,470,356
Genasys Spain	$3,467,546	$4,649,627
	$5,750,890	$47,119,983

For the year ended September 30, 2018:

	Revenue from External Customers	Intercompany Revenues	Operating Income (loss)	Depreciation and amortization expense	Interest Expense	Income Tax Expense
LRAD	$24,836,795	$-	$(1,387,902)	$254,618	$-	$2,375,000
Genasys Spain	1,469,995	313,110	(88,563)	228,469	20,949	-
	$26,306,790	$313,110	$(1,476,465)	$483,087	$20,949	$2,375,000

	Long-lived assets	Total Assets
LRAD	$2,478,144	$36,770,872
Genasys Spain	3,973,917	5,089,925
	$6,452,061	$41,860,797

18. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2019, revenues from two customers accounted for 37% and 10% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2018, revenues from one customer accounted for 20% of total revenues with no other single customer accounting for more than 10% of total revenues.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2019	2018
Americas	$27,981,225	$16,488,624
Europe, Middle East, and Africa	2,420,106	3,238,533
Asia Pacific	6,577,724	6,579,633
	$36,979,055	$26,306,790

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
December 9, 2019

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

Date: December 9, 2019	By	/s/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2019	By	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 9, 2019	By	/s/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: December 9, 2019	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 9, 2019	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 9, 2019	By	/s/ DANIEL H. MCCOLLUM
Daniel H. McCollum Director

Date: December 9, 2019	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

S-1