Form 10-Q
period 2019-12-31
Genasys Inc.
filed 2020-02-11
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-24248

GENASYS INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0361799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16262 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 676-1112

(Registrant’s telephone number, including area code)

LRAD Corporation

(former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which securities are registered
Common stock, $0.00001 par value per share	GNSS	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on February 7, 2020 was 33,100,939.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	September 30,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,092,203	$18,819,078
Short-term marketable securities	4,181,909	3,695,364
Restricted cash	269,830	263,136
Accounts receivable, net	5,936,915	3,644,059
Inventories, net	6,061,746	5,835,163
Prepaid expenses and other	1,022,816	1,781,837
Total current assets	34,565,419	34,038,637

Long-term marketable securities	945,833	1,384,819
Long-term restricted cash	395,254	434,704
Deferred tax assets, net	5,214,610	5,387,000
Property and equipment, net	2,222,248	2,269,506
Goodwill	2,364,401	2,305,750
Intangible assets, net	1,129,282	1,175,634
Operating lease right of use asset	5,685,985	-
Other assets	124,364	123,933
Total assets	$52,647,396	$47,119,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,468,475	$859,530
Accrued liabilities	6,328,218	8,134,341
Notes payable, current portion	286,700	279,588
Operating lease liabilities, current portion	715,864	-
Total current liabilities	8,799,257	9,273,459

Notes payable, less current portion	33,740	32,903
Other liabilities, noncurrent	490,794	2,432,272
Operating lease liabilities, noncurrent	6,934,074	-
Total liabilities	16,257,865	11,738,634

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,033,330 and 32,949,987 shares issued and outstanding, respectively	331	330
Additional paid-in capital	89,874,181	89,571,641
Accumulated deficit	(53,111,576)	(53,731,903)
Accumulated other comprehensive loss	(373,405)	(458,719)
Total stockholders' equity	36,389,531	35,381,349
Total liabilities and stockholders' equity	$52,647,396	$47,119,983

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2019	2018
Revenues:
Product sales	$8,007,938	$9,348,168
Contract and other	773,764	829,391
Total revenues	8,781,702	10,177,559
Cost of revenues	4,179,597	5,088,301

Gross Profit	4,602,105	5,089,258

Operating expenses
Selling, general and administrative	2,821,525	2,751,008
Research and development	1,083,923	1,048,375
Total operating expenses	3,905,448	3,799,383

Income from operations	696,657	1,289,875

Other income	96,060	39,068

Income before income taxes	792,717	1,328,943
Income tax expense	172,390	283,003
Net income	$620,327	$1,045,940

Net income per common share - basic and diluted	$0.02	$0.03
Weighted average common shares outstanding:
Basic	32,977,765	32,896,021
Diluted	33,710,620	33,570,866

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31,
	2019	2018
Net income	$620,327	$1,045,940
Other comprehensive income
Unrealized gain on marketable securities	(3,486)	(613)
Unrealized foreign currency gain (loss)	88,800	(53,722)
Comprehensive income	$705,641	$991,605

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2019	2018
Operating Activities:
Net income	$620,327	$1,045,940

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	208,537	201,267
Warranty provision	(19,516)	20,618
Inventory obsolescence	94,415	54,854
Share-based compensation	158,327	133,845
Deferred income taxes	172,390	283,003
Amortization of operating lease right of use asset	145,382	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,286,618)	(5,916,242)
Inventories, net	(320,998)	(2,029,403)
Prepaid expenses and other	760,823	2,136,282
Accounts payable	604,134	(66,849)
Accrued and other liabilities	(1,918,180)	(957,199)
Net cash used in operating activities	(1,780,977)	(5,093,884)

Investing Activities:
Purchases of marketable securities	(639,794)	(874,353)
Proceeds from maturities of marketable securities	588,749	982,834
Capital expenditures	(86,159)	(38,813)
Net cash (used in) provided by investing activities	(137,204)	69,668

Financing Activities:
Proceeds from exercise of stock options	144,214	2,528
Repurchase of common stock	-	(1,621,022)
Net cash provided by (used in) financing activities	144,214	(1,618,494)
Effect of foreign exchange rate on cash	14,336	(9,734)
Net decrease in cash, cash equivalents, and restricted cash	(1,759,631)	(6,652,444)
Cash, cash equivalents and restricted cash, beginning of period	19,516,918	11,806,074
Cash, cash equivalents and restricted cash, end of period	$17,757,287	$5,153,630

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$17,092,203	$4,416,106
Restricted cash, current portion	269,830	397,933
Long-term restricted cash	395,254	339,591
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$17,757,287	$5,153,630

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2019	2018
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(3,486)	$(613)
Initial measurement of operating lease right of use assets and liabilities	$7,814,701	$-

1.	OPERATIONS

Genasys Inc. (formerly LRAD® Corporation), a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging solutions for emergency warning and workforce management. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products and mass messaging solutions are in North and South America, Europe, Middle East and Asia. On October 23, 2019, the Company announced its rebranding and began doing business as Genasys Inc.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 10, 2019. The accompanying condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated balance sheet at September 30, 2019 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The Company has three wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”) and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

New pronouncements adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail). ASU No. 2014-09 and its amendments form Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Topic 842 requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11 (“ASU 2018-11”), which offers a practical expedient that allows entities the option to apply the provisions of Topic 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. In March 2019, the FASB issued ASU 2019-01 (“ASU 2019-01”), which explicitly provides disclosure relief for interim periods during the year the standard is adopted.

The new guidance was effective for the Company beginning October 1, 2019. The Company adopted Topic 842 by applying the modified retrospective transition approach. Under this method, financial information related to periods prior to adoption will be as originally reported under the then-current standard (Topic 840, Leases). The Company elected the following practical expedients:

●	The transitional practical expedients, which must be elected as a package and applied consistently to all leases. In electing this practical expedient package the Company is not required to:
o	reassess whether an existing or expired contract is or contains a lease
o	reassess the lease classification for any expired or existing leases and
o	reassess initial direct lease costs for all leases that commenced before the adoption
●	Short-term lease practical expedient in which the Company can elect not to apply the recognition requirements of Topic 842 to short-term leases.

As a result of adopting Topic 842 effective October 1, 2019, the Company recorded an initial measurement of $7,814,701 of operating lease liabilities and $5,823,972 of corresponding operating Right of Use (“ROU”) assets, net of tenant improvement allowances and deferred rent, primarily related to the Company’s facility lease. There was no other impact from the adoption of Topic 842. A portion of the existing leases are denominated in currencies other than the U.S. dollar. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the applicable reporting periods, which may result in foreign exchange gains or losses. There was no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. See Note 12, Leases for further disclosures related to Topic 842.

4.	REVENUE RECOGNITION

The Company adopted the guidance in Topic 606 on October 1, 2018. The Company adopted the new standard using the full retrospective approach.

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

Product Revenue

Product revenue is recognized as a distinct single performance obligation when products are tendered to a carrier for delivery, which represents the point in time that the Company’s customer obtains control of the products. A smaller portion of product revenue is recognized when the customer receives delivery of the products. A portion of products are sold through resellers and system integrators based on firm commitments from an end user, and as a result, resellers and system integrators carry little or no inventory. The Company’s customers do not have a right to return product unless the product is found defective and therefore the Company’s estimate for returns has historically been insignificant

Perpetual licensed software

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

The Company disaggregates revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with the Company’s business operations and to be consistent with other communications and public filings. Refer to Note 18, Segment Information and Note 19, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

 Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts gives the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of December 31, 2019 and September 30, 2019, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 10, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2019	$5,063,091	$1,059,407	$6,122,498
New performance obligations	1,473,433	30,424	1,503,857
Recognition of revenue as a result of satisfying performance obligations	(2,089,763)	(238,919)	(2,328,682)
Effect of exchange rate on deferred revenue	-	9,136	9,136
Balance at December 31, 2019	$4,446,761	$860,048	$5,306,809
Less: non-current portion	-	(490,795)	(490,795)
Current portion at December 31, 2019	$4,446,761	$369,253	$4,816,014

Remaining Performance Obligations

Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5,306,809. The Company expects to recognize revenue on approximately $4,816,014 or 91% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

 Practical Expedients

In cases where the Company is responsible for shipping after the customer has obtained control of the goods, the Company has elected to treat these activities as fulfillment activities rather than as a separate performance obligation. Additionally, the Company has elected to capitalize the cost to obtain a contract only if the period of amortization would be longer than one year. The Company only gives consideration to whether a customer agreement has a financing component if the period of time between transfer of goods and services and customer payment is greater than one year. The Company also utilizes the “as invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value the Company is providing to the customer.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of December 31, 2019 or September 30, 2019. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2019 and September 30, 2019.

	December 31, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$254,408	$-	$254,408	$254,408	$-	$-

Level 2:
Certificates of deposit	1,444,833	-	1,444,833	-	499,000	945,833
Municipal securities	270,221	453	270,674	-	270,674	-
Corporate bonds	3,404,812	7,423	3,412,235	-	3,412,235	-
Subtotal	5,119,866	7,876	5,127,742	-	4,181,909	945,833

Total	$5,374,274	$7,876	$5,382,150	$254,408	$4,181,909	$945,833

	September 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$275,538	$-	$275,538	$275,538	$-	$-

Level 2:
Certificates of deposit	971,592	-	971,592	-	499,000	472,592
Municipal securities	240,463	205	240,668	-	80,336	160,332
Corporate bonds	3,856,766	11,157	3,867,923	-	3,116,028	751,895
Subtotal	5,068,821	11,362	5,080,183	-	3,695,364	1,384,819

Total	$5,344,359	$11,362	$5,355,721	$275,538	$3,695,364	$1,384,819

6.	INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2019	2019
Raw materials	$4,952,553	$5,060,331
Finished goods	1,108,310	998,607
Work in process	625,882	306,809
Inventories, gross	6,686,745	6,365,747
Reserve for obsolescence	(624,999)	(530,584)
Inventories, net	$6,061,746	$5,835,163

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	September 30,
	2019	2019
Office furniture and equipment	$1,573,439	$1,498,395
Machinery and equipment	1,239,885	1,223,726
Leasehold improvements	2,019,794	2,019,794
Construction in progress	7,565	7,565
Property and equipment, gross	4,840,683	4,749,480
Accumulated depreciation	(2,618,435)	(2,479,974)
Property and equipment, net	$2,222,248	$2,269,506

	Three months ended December 31,
	2019	2018
Depreciation expense	$133,975	$124,460

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the three months ended December 31, 2019.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $87,720. The Company’s intangible assets consisted of the following:

	December 31,	September 30,
	2019	2019
Technology	$626,587	$611,043
Customer relationships	599,344	584,477
Trade name portfolio	217,943	212,537
Non-compete agreements	236,105	230,248
Patents	72,126	72,126
	1,752,105	1,710,431
Accumulated amortization	(622,823)	(534,797)
	$1,129,282	$1,175,634

	Three months ended December 31,
	2019	2018
Amortization expense	$74,562	$76,807

Future amortization expense is as follows:

Fiscal year ending September 30:
2020 (remaining nine months)	$226,197
2021	245,581
2022	222,498
2023	191,342
2024	178,078
Thereafter	65,586
Total estimated amortization expense	$1,129,282

9.	PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2019	2019
Deposits for inventory	$625,610	$1,064,640
Prepaid insurance	144,709	194,285
Prepaid rent	-	87,782
Dues and subscriptions	28,572	88,031
Other	223,925	347,099
	$1,022,816	$1,781,837

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Prepaid Insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Prepaid Rent

Prepaid rent consists of payments made in advance for the Company’s facility lease.

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2019	2019
Payroll and related	$993,089	$2,050,324
Deferred revenue	369,253	508,522
Customer deposits	4,446,761	5,063,091
Accrued contract costs	391,083	252,833
Warranty reserve	128,032	150,229
Deferred rent	-	109,342
Total	$6,328,218	$8,134,341

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2019	2019
Deferred rent	$-	$1,881,387
Deferred extended warranty revenue	490,794	550,885
Total	$490,794	$2,432,272

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue at December 31, 2019 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ended December 31, 2020.

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

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31,	September 30,
	2019	2019
Beginning balance	$150,229	$99,216
Warranty provision	(19,516)	85,078
Warranty settlements	(2,681)	(34,065)
Ending balance	$128,032	$150,229

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

Deferred Rent

Deferred rent liability as of September 30, 2019 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s operating facility. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $1,990,729 as of September 30, 2019 to compensate for costs incurred by the Company to make the office space ready for operation (leasehold incentives). Prior to the adoption of Topic 842, leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term. Upon adoption of Topic 842, the leasehold incentives were a reduction to the measurement of the operating lease ROU asset. Refer to Note 3, Recent Accounting Pronouncements and Note12, Leases for further detail on the adoption of Topic 842.

Deferred Extended Warranty Revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

11.	DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of December 31, 2019. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of December 31, 2019 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	50,610
Ministry of Economy and Competitiveness	February 2, 2024	269,830	(a)
		$320,440

(a)

This loan is secured by $269,830 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at December 31, 2019. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal 2020 and that the outstanding balance of the loan will be paid in full during fiscal 2020. Accordingly, this has been included in the current portion of notes payable as of December 31, 2019.

The following is a schedule of future annual payments as of December 31, 2019:

2020	$286,700
2021	16,870
2022	16,870
Total	$320,440

The current portion of debt is $286,700 and the noncurrent portion of debt is $33,740.

12.	LEASES

The Company determines if an arrangement is a lease at inception. The guidance in Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, the portfolio approach is used in determining the discount rate used to present value lease payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

The Company entered into operating leases for office and production facilities and equipment under agreements that expire at various dates through 2028. The Company elected the package of practical expedients permitted under the new lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that commenced before the adoption of Topic 842. The Company also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For leases beginning on or after October 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. Certain of the Company’s leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of existing lease agreements were not included in the determination of the operating lease liabilities and the ROU assets. Variable payments such as excess usage fees on existing equipment leases were not included in the determination of the lease liabilities and the ROU assets as the achievement of the specified target that triggers the variable lease payment is not considered probable. In addition, the Company’s facility lease in Spain has an escalating lease clause based on a consumer price index which is considered a variable lease payment and is not included in the determination of the lease liability and ROU asset. A 10% increase in the index would increase the total lease liability approximately $19,000. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of Topic 842 as of October 1, 2019, the Company recognized on its consolidated balance sheet an initial measurement of approximately $7,814,701 of operating lease liabilities, and approximately $5,823,972 of corresponding operating ROU assets, net of tenant improvement allowances. There was no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations.

The tables below show the initial measurement of the operating lease ROU assets and liabilities as of October 1, 2019 and the balances as of December 31, 2019, including the changes during the periods.

Operating ROU asset
Initial measurement at October 1, 2019	$7,814,701
Less lease incentives and tenant improvement allowance	(1,990,729)
Net operating lease ROU assets at October 1, 2019	5,823,972
Less amortization of operating lease ROU assets	(145,382)
Effect of exchange rate on operating lease ROU assets	7,395
Operating lease ROU assets at December 31, 2019	$5,685,985

Operating lease liabilities
Initial measurement at October 1, 2019	$7,814,701
Less lease principal payments on operating lease liabilities	(172,158)
Effect of exchange rate on operating lease liabilities	7,395
Operating lease liabilities at December 31, 2019	7,649,938
Less non-current portion	(6,934,074)
Current portion as December 31, 2019	$715,864

As of December 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 8.43 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

As of
December 31, 2019
Fiscal year ending September 30:
2020 (remaining nine months)	$755,464
2021	1,033,413
2022	1,060,395
2023	1,012,109
2024	1,008,177
Thereafter	4,247,217
Total undiscounted operating lease payments	9,116,775
Less imputed interest	(1,466,837)
Present value of operating lease liabilities	7,649,938
Less lease liability, noncurrent	(6,934,074)
Lease liability, current portion	$715,864

For the three months ended December 31, 2019 and 2018, total lease expense under operating leases was approximately $224,031 and $224,690 respectively. The Company did not have any short-term lease expense during the three months ended December 31, 2019.

13.	INCOME TAXES

For the three months ended December 31, 2019, the Company recorded income tax expense of $172,390 reflecting an effective tax rate of 21.8%. For the three months ended December 31, 2018, the Company recorded an income tax expense of $283,003 reflecting an effective tax rate of 21.1%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes, requires the Company to recognize in its consolidated financial statements uncertainties in tax positions taken that may not be sustained upon examination by the taxing authorities. If interest or penalties are assessed, the Company would recognize these charges as income tax expense. The Company has not recorded any income tax expense or benefit for uncertain tax positions.

14.	COMMITMENTS AND CONTINGENCIES

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2019, the Company exceeded the minimum targets and has recorded $408,155 of expense. In the three months ended December 31, 2018, the company exceeded the minimum targets and recorded $392,930 of expense.

15.	SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2019, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Plan was approved in 2015 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2019, there were options and restricted stock units outstanding covering 461,494 and 2,093,285 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 1,727,937 shares of common stock available for grant for a total of 4,282,716 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 333,727 stock options granted during the three months ended December 31, 2019. There were no stock options granted during fiscal 2019. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2019 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Three months ended
December 31, 2019
Volatility	40.2%
Risk-free interest rate	1.5%
Forfeiture rate	10.0%
Dividend yield	0.0%
Expected life in years	5.0

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

As of December 31, 2019, there was approximately $341,456 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.9 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 (375,000 shares for each year) including a minimum free cash flow margin and net revenue targets at four different target levels for each of the years. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. As of December 31, 2019, 187,500 of the options related to the 2019 targets vested.

The Company determined that as of December 31, 2019, it is not probable that the performance conditions related to the 2020 options will be achieved. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense. The company did not grant any PVO’s during the three months ended December 31, 2019.

Restricted Stock Units

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

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSUs to each of the Company’s five non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $412,500, which have been and will be expensed on a straight-line basis through the March 12, 2020 vest date. Also, during fiscal 2019, 99,300 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248,250, which will be expensed on a straight line basis over the three year life of the grants. There were no RSU’s granted during the three months ended December 31, 2019.

Compensation expense for RSU’s was $126,367 for the three months ended December 31, 2019. Compensation expense for RSU’s was $79,112 for the three months ended December 31, 2018.

A summary of the restricted stock units of the Company as of December 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2019	274,849	$2.59
Granted	-	$-
Released	-	$-
Forfeited/cancelled	(2,222)	$2.50
Outstanding December 31, 2019	272,627	$2.60

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2019	2,219,268	$1.94
Granted	333,727	$3.40
Forfeited/expired	(187,500)	$1.99
Exercised	(83,343)	$1.73
Outstanding December 31, 2019	2,282,152	$2.17
Exerciseable December 31, 2019	1,539,220	$1.97

Options outstanding are exercisable at prices ranging from $1.31 to $3.40 and expire over the period from 2020 to 2026 with an average life of 3.6 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 was $2,562,099 and $1,997,716, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.27 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2019 was $128,318 and proceeds from these exercises were $144,214. The total intrinsic value of stock options exercised during the three months ended December 31, 2018 was $1,504 and proceeds from these exercises were $2,528.

The following table summarized information about stock options outstanding at December 31, 2019:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.76	584,533	2.91	$1.65	531,220	$1.65
$1.86	-	$1.86	130,142	2.96	$1.86	130,142	$1.86
$1.99	-	$1.99	937,500	3.58	$1.99	562,500	$1.99
$2.02	-	$3.40	629,977	4.35	$2.97	315,358	$2.97
			2,282,152	3.59	$2.17	1,539,220	$1.97

The Company recorded $31,960 and $54,733 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2019, and 2018, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended
	December 31,
	2019	2018
Cost of revenues	$3,642	$4,298
Selling, general, and administrative	143,927	111,851
Research and development	10,758	17,696
	$158,327	$133,845

16.	STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2019 and the three months ended December 31, 2018:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	330	$89,571,641	$(53,731,903)	$(458,719)	$35,381,349
Share-based compensation expense	-	-	158,327	-	-	158,327
Issuance of common stock upon exercise of stock options, net	83,343	1	144,213	-	-	144,214
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	85,314	85,314
Net income	-	-	-	620,327	-	620,327
Balance at December 31, 20119	33,033,330	331	$89,874,181	$(53,111,576)	$(373,405)	$36,389,531

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207

Share-based compensation expense	-	-	133,845	-	-	133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Common Stock Activity

During the three months ended December 31, 2019, the Company issued 83,343 shares of common stock and obtained gross proceeds of $144,214 in connection with the exercise of stock options. During the three months ended December 31, 2018, the Company issued 1,600 shares of common stock and obtained gross proceeds of $2,528 in connection with the exercise of stock options.

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

During the three months ended December 31, 2019 no shares were repurchased by the Company. During the three months ended December 31, 2018, 588,425 shares were repurchased for $1,621,022. All repurchased shares were retired.

Dividends

There were no dividends declared in the three months ended December 31, 2019 and 2018.

17.	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months Ended
	December 31,
	2019	2018
Net income	$620,327	$1,045,940

Basic income per share	$0.02	$0.03
Diluted income per share	$0.02	$0.03

Weighted average shares outstanding - basic	32,977,765	32,896,021
Assumed exercise of dilutive options	732,855	674,845
Weighted average shares outstanding - diluted	33,710,620	33,570,866

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	708,727	991,750

18.	SEGMENT INFORMATION

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

The following table presents the Company’s segment disclosures:

For the three months ended December 31, 2019:

	Revenue from External Customers	Intercompany Revenues	Operating Income	Depreciation and amortization expense	Income Tax Expense
Hardware	$8,362,042	$-	$696,070	$131,167	$172,390
Software	419,660	384,995	587	77,370	-
	$8,781,702	$384,995	$696,657	$208,537	$172,390

As of December 31, 2019:

	Long-lived assets	Total Assets
Hardware	$2,226,938	$47,904,766
Software	3,488,993	4,742,630
	$5,715,931	$52,647,396

For the three months ended December 31, 2018:

	Revenue from External Customers	Intercompany Revenues	Operating Income (loss)	Depreciation and amortization expense	Income Tax Expense
Hardware	$9,656,702	$-	$1,302,646	$124,301	$283,003
Software	520,857	186,972	(12,771)	76,966	-
	$10,177,559	$186,972	$1,289,875	$201,267	$283,003

As of September 30, 2019:

	Long-lived assets	Total Assets
Hardware	$2,283,344	$42,470,356
Software	3,467,546	4,649,627
	$5,750,890	$47,119,983

19.	MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2019, revenues from two customers accounted for 62% and 13% of total revenues with no other single customer accounting for more than 10% of revenues. At December 31, 2019, accounts receivable from two customers accounted for 66% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2018, revenues from one customer accounted for 60% of total revenues with no other single customer accounting for more than 10% of revenues. At December 31, 2018, accounts receivable from one customer accounted for 64% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended December 31,
	2019	2018
Americas	6,803,820	8,721,320
Asia Pacific	1,547,771	639,056
Europe, Middle East and Africa	430,111	817,183
Total Revenues	8,781,702	10,177,559

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Overview

On October 23, 2019, LRAD Corporation announced its rebranding as Genasys Inc. (“Genasys”). Genasys is a global provider of critical communications solutions designed to help keep people safe.  Our unified platform provides a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety threats, critical events and other crisis situations.

Our multi-channel approach includes:

• LRAD® (Long Range Acoustic Device®) systems that project sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range out to 5,500 meters;

• CCaaS (Critical Communications as a Service) software that provides a reliable, fast and intuitive solution for sending SMS, text, email and social media messages to mobile devices in defined geographic areas, and;

• Integrated Solutions that span multiple hardware and software mobile notification channels so that critical information can be delivered to the people who need it. These solutions include LRAD systems that project sirens and audible voice messages 60° - 360° directionally with industry-leading vocal clarity from close range to over 14 square kilometers, and from a single installation, and CCaaS software designed to deliver SMS, text, email, and social media to mobile devices in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency's (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

The Company’s critical communication systems are being used in 72 countries throughout the world in diverse applications, including public safety, national emergency warning systems, mass notification, defense, law enforcement, critical infrastructure protection and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. Our LRAD systems are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations and save lives. The LRAD product line comprises a full range of communication solutions - from handheld, portable devices to permanently installed, remotely operated systems. We continue to add new models and features to meet specific customer requirements and to expand into new markets.

We designed and developed our multidirectional mass notification product line building on the success of our LRAD systems. Unlike siren-only installations, our public safety mass notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

CCaaS is a cloud-based mobile notification platform that enables emergency personnel, first responders, municipalities, companies and educational institutions to send public safety warnings and notifications to the mobile phones of affected populations in specific geographic areas with reliability, speed and ease. Alerts and notifications can be sent from a desktop or our mobile application. Genasys offers the only unified critical communications platform that provides multi-modal, geo-targeted cellphone alerts and audible messages with industry-leading vocal clarity. Our user-friendly software interface and mobile application manage and deliver life-saving notifications and information to people at risk, before, during and after crisis situations.

Business developments in the fiscal quarter ended December 31, 2019:

●	Rebranded the Company as Genasys Inc. to reflect broader commitment to critical communications.

●	Announced $1.4 million in public safety mass notification orders.

●	Appointed At-Hoc co-founder, Ly Tran, as a strategic advisor to the Company

●	Called on California legislature and governor to fund public safety technology

Revenues for the Company’s first quarter of fiscal 2020, were $8.8 million, a decrease from $10.2 million in the first quarter of fiscal 2019. LRAD Acoustic Hailing Device (“AHD”) revenues decreased $919,801 and Public Safety Mass Notification (“PSMN”) systems revenue decreased $476,056, compared to the prior year period. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenues. Gross profit decreased compared to the same quarter in the prior year as a result of lower sales, however, gross profit as a percentage of revenue increase this year due to a more favorable mix of product sales in the current year. Operating expenses increased 2.8% from $3.8 million to $3.9 million in the quarter ended December 31, 2019, as compared to the same period a year ago. We reported net income of $620,327 for the first quarter of fiscal 2020, or $0.02 per share, compared to net income of $1,045,940, or $0.03 per share, for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology, and product foundation with our LRAD systems and integrated solutions, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our product offerings throughout the world in the homeland security and defense sectors as a result of increasing threats to government, commerce, law enforcement, borders, and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments.

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

A large number of components and sub-assemblies produced by outside suppliers within our supply chain are produced within 50 miles of our facility. We source a small amount of component parts form suppliers in China. It is also likely that some of our suppliers source parts in China. We are in contact with those suppliers and evaluating what impact, if any, may result from the Coronavirus.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2019. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with U.S. generally accepted accounting principles, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Comparison of Results of Operations for the Thee Months Ended December 31, 2019 and 2018

	Three Months Ended
	December 31, 2019		December 31, 2018
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$8,007,938	91.2%	$9,348,168	91.9%	$(1,340,230)	(14.3%)
Contract and other	773,764	8.8%	829,391	8.1%	(55,627)	(6.7%)
Total revenues	8,781,702	100.0%	10,177,559	100.0%	(1,395,857)	(13.7%)

Cost of revenues	4,179,597	47.6%	5,088,301	50.0%	908,704	17.9%
Gross Profit	4,602,105	52.4%	5,089,258	50.0%	(487,153)	(9.6%)

Operating expenses
Selling, general and administrative	2,821,525	32.1%	2,751,008	27.0%	(70,517)	(2.6%)
Research and development	1,083,923	12.3%	1,048,375	10.3%	(35,548)	(3.4%)
Total operating expenses	3,905,448	44.5%	3,799,383	37.3%	(106,065)	(2.8%)

Income from operations	696,657	7.9%	1,289,875	12.7%	(593,218)	(46.0%)

Other income	96,060	1.1%	39,068	0.4%	56,992	145.9%

Income before income taxes	792,717	9.0%	1,328,943	13.1%	(536,226)	(40.3%)
Income tax expense	172,390	2.0%	283,003	2.8%	110,613	39.1%
Net income	$620,327	7.1%	$1,045,940	10.3%	$(425,613)	(40.7%)

Net sales
LRAD	$8,362,042	95.2%	$9,656,702	94.9%	(1,294,660)	(13.4%)
Genasys	419,660	4.8%	520,857	5.1%	(101,197)	(19.4%)
Total net sales	$8,781,702	100.0%	$10,177,559	100.0%	$(1,395,857)	(13.7%)

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased in the current quarter compared to the same quarter in the prior year due to the timing of deliveries in backlog at September 30, 2019, as compared to September 30, 2018. Sales decreased in the current quarter for both the LRAD AHD product line (down $919,801, or 11%) and in the PSMN systems product line (down $476,056, or 32%) compared to the prior year quarter. The lower revenue in the in the first quarter of fiscal 2020 is largely due to one order scheduled for shipment late in the quarter, that was delayed because the customer did not make required full payment prior to the quarter end. The receipt of orders is often uneven due to the timing of government budgets or approvals. At December 31, 2019, we had aggregate deferred revenue of $860,048 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit in the quarter compared to the same period in the prior year was primarily due to the lower level of revenue. Gross profit as a percentage of revenue was higher in the fiscal 2020 first quarter due to a more favorable mix of product revenue in the current year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $70,517 over the prior year quarter primarily due to higher spending for sales and marketing.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended December 31, 2019 and 2018 of $143,927 and $111,851, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities including the European Mandate for Public Warning Systems by June 2022. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $35,548 compared to the same quarter in the prior year primarily due to increased product development.

Included in research and development expenses for the three months ended December 31, 2019 and 2018, was $10,758 and $17,696, respectively, of non-cash share-based compensation costs.

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

Net Income

Net income in the first quarter of fiscal year 2020 was $620,327, a decrease of $425,613 compared to the first quarter of fiscal year 2019. The decrease was primarily due to the lower revenue in the first quarter of fiscal year 2020.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2019 was $17,092,203, down $1,726,875 compared to $18,819,078 at September 30, 2019. We had short-term marketable securities of $4,181,909 at December 31, 2019, compared to $3,695,364 at September 30, 2019. We had long-term marketable securities of $945,833 at December 31, 2019, compared to $1,384,819 at September 30, 2019. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31, 2019	December 31, 2018
Cash provided by (used in):
Operating activities	$(1,780,977)	$(5,093,884)
Investing activities	(137,204)	69,668
Financing activities	144,214	(1,618,494)

Operating Activities

Net income of $620,327 for the three months ended December 31, 2019 was increased by $759,535 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash used by operating activities in the quarter reflected an increase in accounts receivable of $2,286,618 due to higher sales with net credit terms in the quarter compared to the fourth quarter of fiscal 2019, a decrease in payroll and related of $1,008,271, primarily for payment of incentive compensation earned in fiscal 2019, and lower accrued and other liabilities of $907,228, largely a decrease in customer deposits resulting from shipments in the quarter and an increase of $320,998 in inventory to support the current backlog,. Cash provided by operating activities included a decrease in prepaid expenses and other of $760,823, and an increase in accounts payable of $604,134.

Net income of $1,045,940 for the three months ended December 31, 2018 was increased by $693,587 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash used by operating activities in the prior fiscal quarter reflected an increase in accounts receivable of $5,916,242 due to higher sales in the quarter compared to the fourth quarter of fiscal 2018, an increase of $2,029,403 in inventory to support backlog, a decrease in payroll and related of $1,047,037, primarily for payment of incentive compensation earned in fiscal 2018, and lower accounts payable of $66,849. Cash provided by operating activities included a decrease in prepaid expenses and other of $2,136,282 and an increase in accrued and other liabilities of $94,627.

We had accounts receivable of $5,936,915 at December 31, 2019, compared to $3,644,059 at September 30, 2019. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31, 2019 and September 30, 2019, our working capital was $25,766,162 and $24,765,178 respectively. The increase in working capital was primarily due to the net income from operations in the first quarter of fiscal year 2020.

Investing Activities

Our net cash used in investing activities was $137,204 for the three months ended December 31, 2019, compared to cash provided by investing activities of $69,668 for the three months ended December 31, 2018. In the first quarter of fiscal 2020, we increased our holdings of short and long-term marketable securities by $51,045 compared to a decrease of $108,481 in the three months ended December 31, 2018. Cash used in investing activities for the purchase of property and equipment was $86,159 and $38,813 for the three months ended December 31, 2019 and 2018, respectively. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2020.

Financing Activities

In the three months ended December 31, 2019, financing activities provided $144,214 of cash, compared to a use of $1,618,494 for financing activities for the three months ended December 31, 2018. Proceeds from the exercise of stock options were $144,214 for the three months ended December 31, 2019 and there were no repurchases of company stock. During the first three months of fiscal 2019 we used $1,621,022 to repurchase shares of common stock offset by $2,528 in proceeds from the exercise of stock options.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018. There were 588,425 shares repurchased during the quarter ended December 31, 2018.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended December 31, 2019 no shares were repurchased. At December 31, 2019, all repurchased shares were retired. At December 31, 2019, $4.5 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

GENASYS INC.

Date: February 10, 2020	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)

28