Form 10-Q
period 2020-03-31
Genasys Inc.
filed 2020-05-12
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on May 8, 2020 was 33,128,729.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	September 30,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$16,398,928	$18,819,078
Short-term marketable securities	3,464,834	3,695,364
Restricted cash	264,633	263,136
Accounts receivable, net	5,849,608	3,644,059
Inventories, net	6,921,829	5,835,163
Prepaid expenses and other	994,644	1,781,837
Total current assets	33,894,476	34,038,637

Long-term marketable securities	1,646,466	1,384,819
Long-term restricted cash	395,293	434,704
Deferred tax assets, net	5,117,842	5,387,000
Property and equipment, net	2,105,633	2,269,506
Goodwill	2,318,863	2,305,750
Intangible assets, net	1,034,161	1,175,634
Operating lease right of use asset	5,534,154	-
Other assets	124,042	123,933
Total assets	$52,170,930	$47,119,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,932,485	$859,530
Accrued liabilities	5,442,301	8,134,341
Notes payable, current portion	281,178	279,588
Operating lease liabilities, current portion	728,134	-
Total current liabilities	8,384,098	9,273,459

Notes payable, less current portion	16,546	32,903
Other liabilities, noncurrent	435,880	2,432,272
Operating lease liabilities, noncurrent	6,743,195	-
Total liabilities	15,579,719	11,738,634

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,118,729 and
32,949,987 shares issued and outstanding, respectively	331	330
Additional paid-in capital	89,843,638	89,571,641
Accumulated deficit	(52,810,001)	(53,731,903)
Accumulated other comprehensive loss	(442,757)	(458,719)
Total stockholders' equity	36,591,211	35,381,349
Total liabilities and stockholders' equity	$52,170,930	$47,119,983

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues:
Product sales	$7,553,481	$9,340,523	15,561,419	18,688,691
Contract and other	723,292	851,168	1,497,056	1,680,559
Total revenues	8,276,773	10,191,691	17,058,475	20,369,250
Cost of revenues	4,266,881	5,001,183	8,446,478	10,089,484

Gross Profit	4,009,892	5,190,508	8,611,997	10,279,766

Operating expenses
Selling, general and administrative	2,732,340	2,475,378	5,553,865	5,226,386
Research and development	948,811	1,279,744	2,032,734	2,328,119
Total operating expenses	3,681,151	3,755,122	7,586,599	7,554,505

Income from operations	328,741	1,435,386	1,025,398	2,725,261

Other income	69,602	17,608	165,662	56,676

Income before income taxes	398,343	1,452,994	1,191,060	2,781,937
Income tax expense	96,768	274,144	269,158	557,147
Net income	$301,575	$1,178,850	$921,902	$2,224,790

Net income per common share - basic and diluted	$0.01	$0.04	$0.03	$0.07
Weighted average common shares outstanding:
Basic	33,094,596	32,584,952	33,036,786	32,738,871
Diluted	33,732,619	33,077,255	33,708,832	33,272,164

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$301,575	$1,178,850	$921,902	$2,224,790
Other comprehensive income
Unrealized gain (loss) on marketable securities	(7,692)	10,232	(11,178)	9,620
Unrealized foreign currency gain (loss)	(61,660)	(79,323)	27,140	(133,046)
Comprehensive income	$232,223	$1,109,759	$937,864	$2,101,364

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2020	2019
Operating Activities:
Net income	$921,902	$2,224,790

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415,031	417,637
Warranty provision	(11,053)	44,037
Inventory obsolescence	127,599	133,259
Share-based compensation	453,617	305,820
Deferred income taxes	269,158	557,147
Amortization of operating lease right of use asset	292,405	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,204,894)	(3,981,947)
Inventories, net	(1,214,265)	(1,704,919)
Prepaid expenses and other	787,613	2,518,276
Accounts payable	1,072,363	(1,847,512)
Accrued and other liabilities	(3,035,960)	449,152
Net cash used in operating activities	(2,126,484)	(884,260)

Investing Activities:
Purchases of marketable securities	(2,013,441)	(2,318,646)
Proceeds from maturities of marketable securities	1,971,146	2,316,764
Capital expenditures	(102,126)	(299,965)
Net cash used in investing activities	(144,421)	(301,847)

Financing Activities:
Proceeds from exercise of stock options	258,047	45,172
Repurchase of common stock	(398,256)	(2,171,022)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(41,410)	-
Payments on promissory notes	(16,700)	(17,044)
Net cash used in financing activities	(198,319)	(2,142,894)
Effect of foreign exchange rate on cash	11,160	(23,938)
Net decrease in cash, cash equivalents, and restricted cash	(2,458,064)	(3,352,939)
Cash, cash equivalents and restricted cash, beginning of period	19,516,918	11,806,074
Cash, cash equivalents and restricted cash, end of period	$17,058,854	$8,453,135

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$16,398,928	$7,723,503
Restricted cash, current portion	264,633	390,008
Long-term restricted cash	395,293	339,624
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$17,058,854	$8,453,135

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$-	$2,860

Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$(11,178)	$9,620
Initial measurement of operating lease ROU assets	$5,823,972	$-
Initial measurement of operating lease liabilities	$7,814,701	$-

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 10, 2019. The accompanying condensed consolidated balance sheet at September 30, 2019 has been derived from the audited consolidated balance sheet at September 30, 2019 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

New pronouncements adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASUs 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail). ASU No. 2014-09 and its amendments form Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance was effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within that fiscal year. Accordingly, this was effective for the Company beginning October 1, 2019. The adoption of this ASU did not have an impact on its consolidated financial statements.

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

The new guidance was effective for the Company beginning October 1, 2019. The Company adopted Topic 842 by applying the modified retrospective transition approach. Under this method, financial information related to periods prior to adoption will be as originally reported under the then-current standard (Topic 840, Leases). The Company elected the following practical expedients:

●	The transitional practical expedients, which must be elected as a package and applied consistently to all leases. In electing this practical expedient package, the Company is not required to:

o	reassess whether an existing or expired contract is or contains a lease;

o	reassess the lease classification for any expired or existing leases; and

o	reassess initial direct lease costs for all leases that commenced before the adoption.

●	Short-term lease practical expedient in which the Company can elect not to apply the recognition requirements of Topic 842 to short-term leases.

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

Warranty, maintenance and services

The Company offers extended warranty, maintenance and other services. Extended warranty and maintenance contracts are offered with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original one-year warranty term. Revenues from separately priced extended warranty and maintenance contracts are recognized based on time elapsed over the service period and classified as contract and other revenues. Revenue from other services such as training or installation is recognized when the service is completed.

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost-plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

 Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts gives the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of March 31, 2020 and September 30, 2019, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 10, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2019	$5,063,091	$1,059,407	$6,122,498
New performance obligations	2,302,269	285,555	2,587,824
Recognition of revenue as a result of satisfying performance obligations	(4,099,364)	(450,643)	(4,550,007)
Effect of exchange rate on deferred revenue	-	5,523	5,523
Balance at March 31, 2020	$3,265,996	$899,842	$4,165,838
Less: non-current portion	-	(435,880)	(435,880)
Current portion at March 31, 2020	$3,265,996	$463,962	$3,729,958

Remaining Performance Obligations

Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,165,838. The Company expects to recognize revenue on approximately $3,729,958 or 90% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of March 31, 2020 or September 30, 2019. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2020 and September 30, 2019.

	March 31, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$296,372	$-	$296,372	$296,372	$-	$-

Level 2:
Certificates of deposit	1,943,752	-	1,943,752	-	499,000	1,444,752
Municipal securities	612,308	525	612,833	-	612,833	-
Corporate bonds	2,555,056	(341)	2,554,715	-	2,353,001	201,714
Subtotal	5,111,116	184	5,111,300	-	3,464,834	1,646,466

Total	$5,407,488	$184	$5,407,672	$296,372	$3,464,834	$1,646,466

	September 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$275,538	$-	$275,538	$275,538	$-	$-

Level 2:
Certificates of deposit	971,592	-	971,592	-	499,000	472,592
Municipal securities	240,463	205	240,668	-	80,336	160,332
Corporate bonds	3,856,766	11,157	3,867,923	-	3,116,028	751,895
Subtotal	5,068,821	11,362	5,080,183	-	3,695,364	1,384,819

Total	$5,344,359	$11,362	$5,355,721	$275,538	$3,695,364	$1,384,819

6. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2020	2019
Raw materials	$5,591,252	$5,060,331
Finished goods	920,663	998,607
Work in process	1,068,097	306,809
Inventories, gross	7,580,012	6,365,747
Reserve for obsolescence	(658,183)	(530,584)
Inventories, net	$6,921,829	$5,835,163

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	September 30,
	2020	2019
Office furniture and equipment	$1,554,306	$1,498,395
Machinery and equipment	1,237,617	1,223,726
Leasehold improvements	2,027,335	2,019,794
Construction in progress	7,565	7,565
Property and equipment, gross	4,826,823	4,749,480
Accumulated depreciation	(2,721,190)	(2,479,974)
Property and equipment, net	$2,105,633	$2,269,506

Depreciation expense was $132,062 and $139,737 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense was $266,037 and $264,197 for the six months ended March 31, 2020 and 2019, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the three months ended March 31, 2020.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the six month period related to goodwill and intangible assets was an increase of $21,044. The Company’s intangible assets consisted of the following:

	March 31,	September 30,
	2020	2019
Technology	$614,519	$611,043
Customer relationships	587,801	584,477
Trade name portfolio	213,746	212,537
Non-compete agreements	231,558	230,248
Patents	72,126	72,126
	1,719,750	1,710,431
Accumulated amortization	(685,589)	(534,797)
	$1,034,161	$1,175,634

Amortization expense was $74,431 and $76,633 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense was $148,994 and $153,440 for the six months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, future amortization expense is as follows:

Fiscal year ending September 30,
2020 (remaining six months)	$148,666
2021	240,926
2022	218,285
2023	187,542
2024	174,661
Thereafter	64,081
Total estimated amortization expense	$1,034,161

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2020	2019
Deposits for inventory	$347,194	$1,064,640
Prepaid insurance	211,638	194,285
Prepaid rent	-	87,782
Dues and subscriptions	65,365	88,031
Trade shows and travel	149,167	106,626
Other	221,280	240,473
	$994,644	$1,781,837

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

Dues and subscriptions

Dues and subscriptions consist of payments made in advance for software subscriptions and trade and professional organizations. These payments are amortized on a straight-line basis over the term of the agreements.

Trade shows and travel

Trade shows and travel consists of payments made in advance for trade show events.

10. ACCRUED LIABILITIES AND OTHER LIABILITIES - NONCURRENT

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2020	2019
Payroll and related	$1,149,679	$2,050,324
Deferred revenue	463,962	508,522
Customer deposits	3,265,996	5,063,091
Accrued contract costs	441,923	252,833
Warranty reserve	120,741	150,229
Deferred rent	-	109,342
Total	$5,442,301	$8,134,341

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2020	2019
Deferred rent	$-	$1,881,387
Deferred extended warranty revenue	435,880	550,885
Total	$435,880	$2,432,272

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue as of March 31, 2020 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ended March 31, 2021.

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

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2020	2019
Beginning balance	$150,229	$99,216
Warranty provision	(11,053)	85,078
Warranty settlements	(18,435)	(34,065)
Ending balance	$120,741	$150,229

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

Deferred Rent

Deferred rent liability as of September 30, 2019 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s operating facility. Deferred rent also includes cash and leasehold incentives from the landlord in the aggregate amount of $1,990,729 as of September 30, 2019 to compensate for costs incurred by the Company to make the office space ready for operation (leasehold incentives). Prior to the adoption of Topic 842, leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term. Upon adoption of Topic 842, the leasehold incentives were a reduction to the measurement of the operating lease ROU asset. Refer to Note 3, Recent Accounting Pronouncements and Note 12, Leases for further detail on the adoption of Topic 842.

Deferred Extended Warranty Revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

11. DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of March 31, 2020. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of March 31, 2020 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	33,091
Ministry of Economy and Competitiveness	February 2, 2024	264,633	(a)
		$297,724

(a)

This loan is secured by $264,633 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at March 31, 2020. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of March 31, 2020.

The following is a schedule of future annual payments as of March 31, 2020:

2021	$281,178
2022	16,546
Total	$297,724

The current portion of debt is $281,178 and the noncurrent portion of debt is $16,546.

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

The tables below show the initial measurement of the operating lease ROU assets and liabilities as of October 1, 2019 and the balances as of March 31, 2020, including the changes during the periods.

Operating right-of-use asset
Initial measurement at October 1, 2019	$7,814,701
Less lease incentives and tenant improvement allowance	(1,990,729)
Net operating lease right of use assets at October 1, 2019	5,823,972
Less amortization of operating lease right-of-use assets	(292,405)
Effect of exchange rate on operating lease right of use assets	2,587
Operating lease right of use asset at March 31, 2020	$5,534,154

Operating lease liabilities
Initial measurement at October 1, 2019	$7,814,701
Less lease principal payments on operating lease liabilities	(345,959)
Effect of exchange rate on operating lease liabilities	2,587
Operating lease liabilities at March 31, 2020	7,471,329
Less non-current portion	(6,743,195)
Current portion as March 31, 2020	$728,134

As of March 31, 2020, the Company’s operating leases have a weighted-average remaining lease term of 8.2 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2020 (remaining six months)	$503,493
2021	1,031,627
2022	1,058,622
2023	1,011,815
2024	1,008,177
Thereafter	4,247,218
Total undiscounted operating lease payments	8,860,952
Less imputed interest	(1,389,623)
Present value of operating lease liabilities	7,471,329
Less lease liability, noncurrent	(6,743,195)
Lease liability, current portion	$728,134

For the three months ended March 31, 2020 and 2019, total lease expense under operating leases was approximately $223,993 and $219,781 respectively. For the six months ended March 31, 2020 and 2019, total lease expense under operating leases was approximately $448,025 and $439,093, respectively. The Company did not have any short-term lease expense during the three and six months ended March 31, 2020.

13. INCOME TAXES

For the six months ended March 31, 2020, the Company recorded income tax expense of $269,158 reflecting an effective tax rate of 21.6%. For the six months ended March 31, 2019, the Company recorded an income tax expense of $557,147 reflecting an effective tax rate of 21.1%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2020, the Company recorded $399,646 of bonus expense. In the six months ended March 31, 2019, the company recorded $785,102 of bonus expense. Bonus expense is recorded in accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2020 and September 30, 2019.

15. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2020, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Plan was approved in 2015 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2020, there were options and restricted stock units outstanding covering 303,014 and 3,103,558 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 602,917 shares of common stock available for grant for a total of 4,009,489 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 1,133,727 stock options granted during the six months ended March 31, 2020. There were no stock options granted during fiscal 2019. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2020 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Volatility	44.5%
Risk Free Interest Rate	1.40%
Forfeiture rate	10.0%
Dividend Yield	0.0%
Expected life in years	5.35

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

As of March 31, 2020, there was approximately $420,168 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.28 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. At the grant date, there were 375,000 performance-based stock options assigned to performance criteria within each of fiscal 2019 and 2020. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. As of September 30, 2019, 187,500 of the options related to the 2019 performance criteria vested. The Company recorded $151,181 in stock based compensation expense for these options. This agreement was modified in October 2019, and 93,750 of the unvested options initially allocated to the performance criteria for 2019 were assigned to fiscal 2020.

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets.

The Company determined that as of March 31, 2020, it is probable that certain performance conditions related to the 2020 performance criteria will be achieved. During the three and six months ended March 31, 2020, the Company recorded $95,750 in stock based compensation expense related to performance-based stock options. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

Restricted Stock Units

During fiscal 2018, the Board of Directors granted 93,330 restricted stock units (“RSUs”) to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210,176, which will be expensed on a straight line basis over the three-year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSUs to each of the Company’s five non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $412,500, which have been and were expensed on a straight-line basis through the March 12, 2020 vest date. Also, during fiscal 2019, 99,300 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248,250, which will be expensed on a straight line basis over the three year life of the grants.

On March 10, 2020, each member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $424,500, which have and will be expensed on a straight-line basis through the March 10, 2021 vest date. Also, during the quarter, 81,270 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $257,626, which have and will be expensed on a straight-line basis over the three-year life of the grants.

During the six months ended March 31, 2020, the Company retained 13,063 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. These shares were not acquired pursuant to any repurchase plan or program. During the six months ended March 31, 2019, there were no shares retained to satisfy withholding obligations in connection with the vesting of RSUs issued to employees.

Compensation expense for RSUs was $167,724 for the three months ended March 31, 2020. Compensation expense for RSUs was $294,090 for the six months ended March 31, 2020. Compensation expense for RSUs was $140,370 for the three months ended March 31, 2019 and $219,482 for the six months ended March 31, 2019. As of March 31, 2020, there was approximately $788,161 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.56 years.

A summary of the restricted stock units of the Company as of March 31, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2019	274,849	$2.59
Granted	231,270	$2.95
Released	(198,106)	$2.66
Forfeited/cancelled	(4,999)	$2.58
Outstanding March 31, 2020	303,014	$2.82

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2019	2,219,268	$1.94
Granted	1,133,727	$3.39
Forfeited/expired	(109,233)	$2.11
Exercised	(140,204)	$1.84
Outstanding March 31, 2020	3,103,558	$2.48
Exerciseable March 31, 2020	1,495,857	$1.98

Options outstanding are exercisable at prices ranging from $1.31 to $3.40 and expire over the period from 2020 to 2026 with an average life of 4.4 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2020 was $2,603,494 and $1,931,620, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.27 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2020 was $241,715 and proceeds from these exercises were $258,047. The total intrinsic value of stock options exercised during the six months ended March 31, 2019 was $34,903 and proceeds from these exercises were $45,172.

The following table summarized information about stock options outstanding at March 31, 2020:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31	-	$1.86	673,862	2.80	$1.69	628,455	$1.68
$1.99	-	$1.99	1,031,250	3.89	$1.99	562,500	$1.99
$2.02	-	$3.17	264,719	1.54	$2.46	263,187	$2.46
$3.39	-	$3.40	1,133,727	6.59	$3.39	41,715	$3.40
			3,103,558	4.44	$2.48	1,495,857	$1.98

The Company recorded $127,566 and $31,605 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2020, and 2019, respectively. The Company recorded $159,527 and $86,338 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2020, and 2019, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31		March 31
	2020	2019	2020	2019
Cost of revenues	$6,909	$4,201	$10,551	$8,499
Selling, general and administrative	283,314	163,932	427,241	284,973
Research and development	5,067	3,842	15,825	12,348
	$295,290	$171,975	$453,617	$305,820

16. STOCKHOLDERS’ EQUITY

Summary

The following tables summarize changes in the components of stockholders’ equity during the three and six months ended March 31, 2020 and the three and six months ended March 31, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	$330	$89,571,641	$(53,731,903)	$(458,719)	$35,381,349
Share-based compensation expense	-	-	158,327	-	-	158,327
Issuance of common stock upon exercise of stock options, net	83,343	1	144,213	-	-	144,214
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	85,314	85,314
Net income	-	-	-	620,327	-	620,327
Balance at December 31, 2019	33,033,330	$331	$89,874,181	$(53,111,576)	$(373,405)	$36,389,531

Share-based compensation expense	-	-	295,290	-	-	295,290
Issuance of common stock upon exercise of stock options, net	56,861	-	113,833	-	-	113,833
Issuance of common stock upon vesting of restricted stock units	198,106	2	(2)	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(41,410)	-	-	(41,410)
Stock buyback	(156,505)	(2)	(398,254)			(398,256)
Other comprehensive loss	-	-	-	-	(69,352)	(69,352)
Net income	-	-	-	301,575	-	301,575
Balance at March 31, 2020	33,118,729	$331	$89,843,638	$(52,810,001)	$(442,757)	$36,591,211

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207
Share-based compensation expense	-	-	133,845	-	-	133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Issuance of common stock upon vesting of restricted stock units	-	-	-	-	-	-
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Share-based compensation expense	-	-	171,977	-	-	171,977
Issuance of common stock upon exercise of stock options, net	26,682	-	42,644	-	-	42,644
Issuance of common stock upon vesting of restricted stock units	156,115	2	(2)	-	-	-
Stock buyback	(200,000)	(2)	(549,998)	-		(550,000)
Other comprehensive loss	-	-	-	-	(69,091)	(69,091)
Net income	-	-	-	1,178,850	-	1,178,850
Balance at March 31, 2019	32,572,118	$326	$88,431,123	$(54,292,105)	$(368,801)	$33,770,543

Common Stock Activity

During the six months ended March 31, 2020, the Company issued 140,204 shares of common stock and obtained gross proceeds of $258,047 in connection with the exercise of stock options. During the six months ended March 31, 2019, the Company issued 28,282 shares of common stock and obtained gross proceeds of $45,172 in connection with the exercise of stock options. During the six months ended March 31, 2020, the Company issued 185,043 shares of commons stock in connection with the vesting of RSUs. During the six months ended March 31, 2019, the Company issued 156,115 shares of commons stock in connection with the vesting of RSUs.

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

During the six months ended March 31, 2020, the Company repurchased 156,505 shares for $398,256. During the six months ended March 31, 2019, 788,425 shares were repurchased for $2,171,022. All repurchased shares were retired.

Dividends

There were no dividends declared in the six months ended March 31, 2020 and 2019.

17. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months Ended		Six months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income	$301,575	$1,178,850	$921,902	$2,224,790

Basic income per share	$0.01	$0.04	$0.03	$0.07
Diluted income per share	$0.01	$0.04	$0.03	$0.07

Weighted average shares outstanding - basic	33,094,596	32,584,952	33,036,786	32,738,871
Assumed exercise of dilutive options	638,023	492,303	672,046	533,293
Weighted average shares outstanding - diluted	33,732,619	33,077,255	33,708,832	33,272,164

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	1,602,477	976,750	1,602,477	976,750

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

The following table presents the Company’s segment disclosures:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019

Revenue from external customers
Hardware	$7,866,163	$9,646,513	$16,228,205	$19,303,215
Software	410,610	545,178	830,270	1,066,035
	$8,276,773	$10,191,691	$17,058,475	$20,369,250

Intercompany revenues
Hardware	$-	$-	$-	$-
Software	443,907	279,997	828,902	466,969
	$443,907	$279,997	$828,902	$466,969

Segment operating income (loss)
Hardware	$380,174	$1,282,308	$1,076,244	$2,584,954
Software	(51,433)	153,078	(50,846)	140,307
	$328,741	$1,435,386	$1,025,398	$2,725,261

Other expenses:
Depreciation and amortization expense
Hardware	$128,308	$138,665	$259,475	$262,966
Software	78,185	77,705	155,556	154,671
	$206,493	$216,370	$415,031	$417,637

Income tax expense
Hardware	$96,768	$274,144	$269,158	$557,147
Software	-	-	-	-
	$96,768	$274,144	$269,158	$557,147

	March 31, 2020	September 30, 2019
Long-lived assets
Hardware	$2,109,517	$2,283,344
Software	3,349,140	3,467,546
	$5,458,657	$5,750,890

Total assets
Hardware	$47,315,471	$42,470,356
Software	4,855,459	4,649,627
	$52,170,930	$47,119,983

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2020, revenues from one customer accounted for 64% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2020, revenues from one customer accounted for 63% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2020, accounts receivable from two customers accounted for 63% and 15% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2019, revenues from two customers accounted for 56% and 13% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2019, revenues from two customers accounted for 58% and 10% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2019, accounts receivable from two customers accounted for 55% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Americas	$7,046,654	$9,048,167	$13,850,474	$17,769,488
Asia Pacific	656,353	506,968	2,204,124	1,146,024
Europe, Middle East and Africa	573,766	636,556	1,003,877	1,453,738
Total Revenues	$8,276,773	$10,191,691	$17,058,475	$20,369,250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K and as noted Part II, Item 1A (Risk Factors) below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

On October 23, 2019, LRAD Corporation announced its rebranding as Genasys Inc. (“Genasys”). Genasys is a global provider of critical communications solutions designed to help keep people safe.  Our unified mass notification platform provides a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety threats, critical events and other crisis situations.

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

• Integrated Solutions that span multiple hardware and software mobile notification channels so that critical information can be delivered to the people who need it. These solutions include LRAD systems that project sirens and audible voice messages 60° - 360° directionally with industry-leading vocal clarity from close range to over 14 square kilometers, and CCaaS software designed to deliver SMS, text, email, and social media to mobile devices in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency's (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

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

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, and public address and emergency warning systems cannot achieve. Our LRAD systems are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations and save lives. The LRAD product line is comprised of a full range of communication solutions - from handheld, portable devices to permanently installed, remotely operated systems. We continue to add new models and features to meet specific customer requirements and to expand into new markets.

Building on the success of our LRAD systems, we designed and developed our multidirectional mass notification product line. Unlike siren-only installations, our public safety mass notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

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

Business developments in the fiscal quarter ended March 31, 2020:

●	Released COVID-19 interactive map layer service for free public and enterprise use

●	Homeland security and public safety agencies in the U.S., Spain, Poland, Morocco, South Africa, Thailand and Malaysia deployed LRAD systems in the agencies’ COVID-19 responses

●	Launched the Company’s Personal Safety Service, a unified, multi-channel critical communications solution for governments and enterprises

●	Received $1.8 million in international homeland security and critical infrastructure protection orders

●	Announced $1.5 million in international naval and port security orders

●	Received $1.2 million in defense and mass notification orders

Revenues in the second fiscal quarter ended March 31, 2020, were $8.3 million, a decrease from $10.2 million in the second fiscal quarter of 2019. The decrease in revenues was primarily driven by a decrease in both Acoustic Hailing Device (“AHD”) revenues and public safety mass notification (“PSMN”) systems revenues. AHD revenues were $7,295,728, a decrease of $1,789,388, or 20%, and PSMN systems revenues were $981,045, a decrease of $125,530, or 11%, compared to the second fiscal quarter of 2019. Based on the timing of government budget cycles, financial issues, the impact of the COVID-19 pandemic and leadership change in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit decreased compared to the same quarter in the prior year primarily as a result of lower sales. Operating expenses decreased 2% from $3.8 million to $3.7 million in the quarter ended March 31, 2020. The second fiscal quarter of 2020 results reflects $96,768 of income tax expense compared to $274,144 in the prior year similar quarter. We reported net income of $301,575 for the quarter, or $0.01 per share, compared to net income of $1,178,850, or $0.04 per share, for the same quarter in the prior year.

On January 30, 2020, the World Health Organization (“WHO”) declared that the recent novel coronavirus (COVID-19) outbreak was a global health emergency, which prompted national governments to begin putting actions in place to slow the spread of COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the fiscal quarter ended March 31, 2020, these governmental actions and the widespread economic disruption arising from the pandemic have the potential to materially impact our business and influence our business decisions. The extent and duration of the pandemic is unknown, and the future effects on our business are uncertain and difficult to predict. The Company is continuing to monitor the events and circumstances surrounding the COVID-19 pandemic, which may require adjustments to the Company’s estimates and assumptions in the future.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD systems and integrated solutions, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our product offerings throughout the world in the homeland security and defense sectors as a result of increasing threats to government, commerce, law enforcement borders, and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments.

The proliferation of natural disasters, crisis situations and civil disturbances require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep the public safe during emergencies. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

By providing the only unified platform that combines audible, highly intelligible voice broadcast systems and CCaaS software, Genasys seeks to deliver a reliable, fast and intuitive solution for sending location-based audible voice communications and geolocation-targeted messages and texts to mobile devices to help keep the public and employees safe.

Genasys has developed a global market for LRAD systems and advanced emergency warning notification solutions. We have a reputation for producing quality products that feature industry-leading vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified multi-channel platform provides opportunities to succeed in the large and growing public safety, emergency warning and mass notification markets. We also plan to expand and strengthen domestic and international sales channels by adding key mass notification partners, distributors, and dealers.

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

In March 2020, the World Health Organization (“WHO”) classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the quarter ended March 31, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. A significant portion of our labor force is currently working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations, and we are aware that other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions in their own operations, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute product. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders which would negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We currently have $16.4 million in cash and cash equivalents as of March 31, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

A large number of components and sub-assemblies produced by outside suppliers in our supply chain are produced within 50 miles of our facility. We source a small amount of component parts from suppliers in China. It is also likely that some of our suppliers source parts from China. We are in contact with those suppliers and evaluating what impact, if any, may result from the coronavirus pandemic.

Based on various standards published to date, we believe the work our associates perform is critical, essential and life sustaining. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and function of our critical infrastructure. We are following Center for Disease Control guidelines to reduce the transmission of COVID-19, such as the imposition of travel restrictions, cancellation of events, the promotion of social distancing, the adoption of work-from-home arrangements, and limiting access to our facilities. Some or all of these policies and initiatives could impact our operations. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforseen deviations from customers or foreign governments restricting the ability to do business and limitations on the ability of our customers to pay us on a timely basis, if at all.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31, 2020		March 31, 2019
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$7,553,481	91.3%	$9,340,523	91.6%	$(1,787,042)	(19.1%)
Contract and other	723,292	8.7%	851,168	8.4%	(127,876)	(15.0%)
Total revenues	8,276,773	100.0%	10,191,691	100.0%	(1,914,918)	(18.8%)

Cost of revenues	4,266,881	51.6%	5,001,183	49.1%	734,302	14.7%
Gross Profit	4,009,892	48.4%	5,190,508	50.9%	(1,180,616)	(22.7%)

Operating expenses
Selling, general and administrative	2,732,340	33.0%	2,475,378	24.3%	(256,962)	(10.4%)
Research and development	948,811	11.5%	1,279,744	12.6%	330,933	25.9%
Total operating expenses	3,681,151	44.5%	3,755,122	36.8%	73,971	2.0%

Income from operations	328,741	4.0%	1,435,386	14.1%	(1,106,645)	(77.1%)

Other income	69,602	0.8%	17,608	0.2%	51,994	295.3%

Income before income taxes	398,343	4.8%	1,452,994	14.3%	(1,054,651)	(72.6%)
Income tax expense	96,768	1.2%	274,144	2.7%	177,376	64.7%
Net income	$301,575	3.6%	$1,178,850	11.6%	$(877,275)	(74.4%)

Net sales
Hardware	$7,866,163	95.0%	$9,646,513	94.7%	(1,780,350)	(18.5%)
Software	410,610	5.0%	545,178	5.3%	(134,568)	(24.7%)
Total net sales	$8,276,773	100.0%	$10,191,691	100.0%	$(1,914,918)	(18.8%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased in the current quarter compared to the same quarter in the prior year due to the timing of deliveries in backlog as of December 31, 2019, as compared to December 31, 2018. Current year quarter LRAD AHD product line revenue was $7,295,728 and PSMN systems product line revenue was $981,045, down $1,789,387 and $125,531 respectively, compared to the same prior year period. The receipt of orders is often uneven due to the timing of government budgets or approvals. As of March 31, 2020, we had aggregate deferred revenue of $899,842 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit in the quarter compared to the same period in the prior year was primarily due to the lower level of revenue. Gross profit as a percentage of revenue was lower in the fiscal 2020 second quarter due the inclusion of $77,000 of engineering expenses in cost of sales upon the implementation of more precise expense tracking of PSMN and manufacturing support projects during the current quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $256,962 over the prior year quarter primarily due to increased spending for sales and marketing activities, including advertising ($81,783), commission expense ($40,184) and increased compensation and marketing related expenses in our Spanish office ($74,422).

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended March 31, 2020 and 2019 of $283,314 and $163,932, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities, including the June 2022 European Mandate for Public Warning Systems by June 2022. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $330,933 compared to the same quarter in the prior year primarily due to lower total compensation related expense ($161,871), prototype material costs ($107,660) and engineering costs charged to cost of revenues ($77,000). We continue to expand our software development efforts to grow our emergency warning solutions product offerings.

Included in research and development expenses for the three months ended March 31, 2020 and 2019, was $5,067 and $3,842, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

Net income in the second quarter of fiscal year 2020 was $301,575, a decrease of $877,275 compared to the second quarter of fiscal year 2019. The decrease was primarily due to the lower revenue in the second quarter of fiscal year 2020.

Comparison of Results of Operations for the Six Months Ended March 31, 2020 and 2019

	Six Months Ended
	March 31, 2020		March 31, 2019
		% of		% of
		Total		Total	Fav (Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$15,561,419	91.2%	$18,688,691	91.7%	$(3,127,272)	(16.7%)
Contract and other	1,497,056	8.8%	1,680,559	8.3%	(183,503)	(10.9%)
Total revenues	17,058,475	100.0%	20,369,250	100.0%	(3,310,775)	(16.3%)

Cost of revenues	8,446,478	49.5%	10,089,484	49.5%	1,643,006	16.3%
Gross Profit	8,611,997	50.5%	10,279,766	50.5%	(1,667,769)	(16.2%)

Operating expenses
Selling, general and administrative	5,553,865	32.6%	5,226,386	25.7%	(327,479)	(6.3%)
Research and development	2,032,734	11.9%	2,328,119	11.4%	295,385	12.7%
Total operating expenses	7,586,599	44.5%	7,554,505	37.1%	(32,094)	(0.4%)

Income from operations	1,025,398	6.0%	2,725,261	13.4%	(1,699,863)	(62.4%)

Other income	165,662	1.0%	56,676	0.3%	108,986	192.3%

Income before income taxes	1,191,060	7.0%	2,781,937	13.7%	(1,590,877)	(57.2%)
Income tax expense	269,158	1.6%	557,147	2.7%	287,989	51.7%
Net income	$921,902	5.4%	$2,224,790	10.9%	$(1,302,888)	(58.6%)

Net sales
Hardware	$16,228,205	95.1%	$19,303,215	94.8%	(3,075,010)	(15.9%)
Software	830,270	4.9%	1,066,035	5.2%	(235,765)	(22.1%)
Total net sales	$17,058,475	100.0%	$20,369,250	100.0%	$(3,310,775)	(16.3%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased 16% for the six-month period ended March 31, 2020 compared to the same prior year period due to the timing for delivery of the backlog at September 30, 2019 compared to the September 30, 2018 backlog. LRAD AHD product line revenues were $15,046,939 for the current year six-month period, down $2,709,188, and PSMN revenues were $2,011,536, down $601,587, compared to the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of March 31, 2020, we had aggregate deferred revenue of $899,842 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit in the six months ended March 31, 2020 was primarily due to lower sales volume. Gross profit as a percentage of revenue was unchanged compared to the prior year period, however, fiscal year 2020 results includes $77,000 of additional engineering charges resulting from a more precise process to charge engineering costs to costs of sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $327,479 in the six months ended March 31, 2020 compared to the prior year period. The increase in selling, general and administrative expenses is primarily due to increased sales and marketing activities, including increases in commission expense ($134,732), advertising and related expenses ($98,159) and trade shows ($77,062).

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2020 and 2019 of $427,241 and $284,973, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $295,385 compared to the prior year, primarily due to lower total compensation related expense ($141,381), prototype component cost ($101,137), and engineering costs charged to cost of revenues ($77,000).

Included in research and development expenses for the six months ended March 31, 2020 and 2019 were $15,825 and $12,348 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line in 2020 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

Net income of $921,902 for the first six months year to date in fiscal year 2020 was a decrease of $1,302,888 compared to the net income in the prior year period. This decrease was primarily due to the lower revenue in the current year period.

Liquidity and Capital Resources

The Company’s financial condition and liquidity remain strong. Cash and cash equivalents at March 31, 2020 was $16,398,928, down $2,420,150 compared to $18,819,078 at September 30, 2019. We had short-term marketable securities of $3,464,834 at March 31, 2020, compared to $3,695,364 at September 30, 2019. We had long-term marketable securities of $1,646,466 at March 31, 2020, compared to $1,384,819 at September 30, 2019. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company's future results, we believe our efficient business model and strong balance sheet leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the fmancial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect our liquidity include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets;

•	value of shares repurchased;

•	value of dividends declared;

•	impact of COVID-19 on global market conditions; and

•	impact of COVID-19 on customers’ ability to pay.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2020	March 31, 2019
Cash used in:
Operating activities	$(2,126,484)	$(884,260)
Investing activities	(144,421)	(301,847)
Financing activities	(198,319)	(2,142,894)

Operating Activities

Net income of $921,902 for the six months ended March 31, 2020 was increased by $1,546,757 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision and inventory obsolescence. Cash used in operating activities in the quarter reflected a decrease in accrued and other liabilities of $3,035,960, primarily for a $1,797,094 decrease in customer deposits resulting from shipments for the year to date and $825,073 lower accrued payroll and related liabilities largely for the payment of incentive compensation earned in fiscal 2019, an increase in accounts receivable of $2,204,894 due to higher sales with net credit terms in the quarter compared to the fourth quarter of fiscal 2019, and an increase of $1,214,265 in inventory to support the current backlog. Cash used in operating activities included an increase in accounts payable of $1,072,363 primarily for inventory related purchases and a decrease in prepaid expenses and other of $787,613.

Net income of $2,224,790 for the six months ended March 31, 2019 was increased by $1,457,900 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision and inventory obsolescence. Cash used in operating activities in the current year reflected an increase in accounts receivable of $3,981,947, a decrease in accounts payable of $1,847,512, an increase in inventory of $1,704,919 and a decrease in payroll related liabilities of $553,919. Cash used in operating activities included a decrease in prepaid expenses and other of $2,518,276 and an increase in accrued and other liabilities of $449,152.

We had accounts receivable of $5,849,608 as of March 31, 2020, compared to $3,644,059 at September 30, 2019. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms and the timing of contract payments.

As of March 31, 2020 and September 30, 2019, our working capital was $25,510,378 and $24,765,178, respectively. The increase in working capital was primarily due to the net income from operations in the first six months of fiscal year 2020.

Investing Activities

Our net cash used in investing activities was $144,421 for the six months ended March 31, 2020, compared to cash used in investing activities of $301,847 for the six months ended March 31, 2019. In the first six months of fiscal 2020, we increased our holdings of short and long-term marketable securities by $42,295, compared to an increase of $1,882 in the six months ended March 31, 2019. Cash used in investing activities for the purchase of property and equipment was $102,126 and $299,965 for the six months ended March 31, 2020 and 2019, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2020.

Financing Activities

In the six months ended March 31, 2020, we used $198,319 for financing activities, compared to a use of $2,142,894 for financing activities for the six months ended March 31, 2019. Proceeds from the exercise of stock options were $258,047 for the six months ended March 31, 2020 and we used $398,256 to repurchase company common stock. During the first six months of fiscal 2019 we used $2,171,022 to repurchase shares of common stock offset by $45,172 in proceeds from the exercise of stock options.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018, at which time it expired.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended March 31, 2020, 156,505 shares were repurchased for $398,255. During the quarter ended March 31, 2019, 200,000 shares were repurchased for $550,000. As of March 31, 2020, all repurchased shares were retired. As of March 31, 2020, $4.1 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties discussed in Part 1, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and operating results. We are including the following additional risk factor, which updates the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019. In addition, many of the risk factors in Part 1, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, will be amplified by the following additional risk factor.

Global economic conditions related to the COVID-19 pandemic may negatively impact the Company’s financial conditions and results of operations.

The Company is monitoring the impact of the recent COVID-19 outbreak, which has already caused a significant disruption to global financial markets and supply chains, beginning in early calendar year 2020. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions that are being taken to contain and treat it. While the Company currently expects this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results from operations.

Factors deriving from the COVID-19 response that may negatively impact sales and gross margin in the future include but are not limited to: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services and limitations on the ability of our customers to pay us on a timely basis.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 through December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares.

The following table discloses the stock repurchases during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum dollar value of shares that may be purchased under the program
January 1, 2020 - January 31, 2020	-	$-	$4,450,000
February 1, 2020 - February 29, 2020	12,026	$2.96	$4,414,412
March 1, 2020 - March 31, 2020	144,479	$2.51	$4,051,745
	156,505

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

GENASYS INC.

Date: May 11, 2020	By:	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)