Form 10-Q
period 2020-06-30
Genasys Inc.
filed 2020-08-11
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on August 7, 2020 was 33,490,544.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	September 30,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,667,934	$18,819,078
Short-term marketable securities	4,054,126	3,695,364
Restricted cash	270,604	263,136
Accounts receivable, net	6,378,357	3,644,059
Inventories, net	7,334,165	5,835,163
Prepaid expenses and other	1,052,750	1,781,837
Total current assets	39,757,936	34,038,637

Long-term marketable securities	3,336,654	1,384,819
Long-term restricted cash	395,321	434,704
Deferred tax assets, net	4,644,510	5,387,000
Property and equipment, net	1,984,667	2,269,506
Goodwill	2,371,190	2,305,750
Intangible assets, net	981,186	1,175,634
Operating lease right of use asset	5,428,168	-
Other assets	124,412	123,933
Total assets	$59,024,044	$47,119,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,907,077	$859,530
Accrued liabilities	8,883,114	8,134,341
Notes payable, current portion	287,523	279,588
Operating lease liabilities, current portion	752,371	-
Total current liabilities	12,830,085	9,273,459

Notes payable, less current portion	16,919	32,903
Other liabilities, noncurrent	383,413	2,432,272
Operating lease liabilities, noncurrent	6,586,196	-
Total liabilities	19,816,613	11,738,634

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,490,544 and 32,949,987 shares issued and outstanding, respectively	335	330
Additional paid-in capital	90,904,503	89,571,641
Accumulated deficit	(51,305,924)	(53,731,903)
Accumulated other comprehensive loss	(391,483)	(458,719)
Total stockholders' equity	39,207,431	35,381,349
Total liabilities and stockholders' equity	$59,024,044	$47,119,983

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$10,932,719	$8,037,460	26,494,138	26,726,151
Contract and other	1,038,377	826,266	2,535,433	2,506,825
Total revenues	11,971,096	8,863,726	29,029,571	29,232,976
Cost of revenues	5,499,914	4,261,733	13,946,392	14,351,217

Gross Profit	6,471,182	4,601,993	15,083,179	14,881,759

Operating expenses
Selling, general and administrative	3,330,365	2,712,846	8,884,230	7,939,232
Research and development	1,199,635	1,202,686	3,232,369	3,530,805
Total operating expenses	4,530,000	3,915,532	12,116,599	11,470,037

Income from operations	1,941,182	686,461	2,966,580	3,411,722

Other income	36,227	69,890	201,889	126,566

Income before income taxes	1,977,409	756,351	3,168,469	3,538,288
Income tax expense	473,332	118,310	742,490	675,457
Net income	$1,504,077	$638,041	$2,425,979	$2,862,831

Net income per common share:
Basic	$0.05	$0.02	$0.07	$0.09
Diluted	$0.04	$0.02	$0.07	$0.09
Weighted average common shares outstanding:
Basic	33,289,426	32,575,118	33,122,042	32,684,311
Diluted	34,280,915	33,372,777	33,878,243	33,341,057

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$1,504,077	$638,041	$2,425,979	$2,862,831
Other comprehensive income
Unrealized gain (loss) on marketable securities	8,114	9,483	(3,064)	19,102
Unrealized foreign currency gain (loss)	43,160	47,055	70,300	(85,990)
Comprehensive income	$1,555,351	$694,579	$2,493,215	$2,795,943

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2020	2019
Operating Activities:
Net income	$2,425,979	$2,862,831

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620,060	623,317
Warranty provision	2,396	62,689
Inventory obsolescence	168,262	121,035
Share-based compensation	775,642	563,386
Deferred income taxes	742,490	675,457
Amortization of operating lease right of use asset	445,692	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,721,719)	(4,029,608)
Inventories, net	(1,667,264)	200,306
Prepaid expenses and other	731,501	2,447,870
Accounts payable	2,039,811	(2,267,016)
Accrued and other liabilities	147,740	1,153,067
Net cash provided by operating activities	3,710,590	2,413,334

Investing Activities:
Purchases of marketable securities	(5,496,651)	(3,290,667)
Proceeds from maturities of marketable securities	3,182,989	3,624,338
Capital expenditures	(111,602)	(303,912)
Net cash (used in) provided by investing activities	(2,425,264)	29,759

Financing Activities:
Proceeds from exercise of stock options	996,891	54,621
Repurchase of common stock	(398,256)	(2,171,022)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(41,410)	-
Payments on promissory notes	(16,700)	(17,044)
Net cash provided by (used in) financing activities	540,525	(2,133,445)
Effect of foreign exchange rate on cash	(8,910)	(21,443)
Net increase in cash, cash equivalents, and restricted cash	1,816,941	288,205
Cash, cash equivalents and restricted cash, beginning of period	19,516,918	11,806,074
Cash, cash equivalents and restricted cash, end of period	$21,333,859	$12,094,279

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$20,667,934	$11,290,068
Restricted cash, current portion	270,604	369,551
Long-term restricted cash	395,321	434,660
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$21,333,859	$12,094,279

See accompanying notes

Genasys Inc. -

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$-	$2,860

Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$(3,064)	$19,102
Initial measurement of operating lease ROU assets	$5,823,972	$-
Initial measurement of operating lease liabilities	$7,814,701	$-

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects. The guidance was effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within that fiscal year. Accordingly, this was effective for the Company beginning October 1, 2019. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Topic 842 requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, which offers a practical expedient that allows entities the option to apply the provisions of Topic 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. In March 2019, the FASB issued ASU 2019-01, which explicitly provides disclosure relief for interim periods during the year the standard is adopted.

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

The Company derives its revenue from the sale of products to customers, contracts, license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods, including software, when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

 Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract liabilities as of June 30, 2020 and September 30, 2019, including the change between the periods. There were no contract assets as of June 30, 2020 and September 30, 2019. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 10, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2019	$5,063,091	$1,059,407	$6,122,498
New performance obligations	6,469,112	546,285	7,015,397
Recognition of revenue as a result of satisfying performance obligations	(5,765,395)	(701,741)	(6,467,136)
Effect of exchange rate on deferred revenue	-	11,132	11,132
Balance at June 30, 2020	$5,766,808	$915,083	$6,681,891
Less: non-current portion	-	(383,413)	(383,413)
Current portion at June 30, 2020	$5,766,808	$531,670	$6,298,478

Remaining Performance Obligations

Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6,681,891. The Company expects to recognize revenue on approximately $6,298,478 or 94% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable, accounts payable and notes payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2020 or September 30, 2019. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature, respective relatively short maturity dates or durations and that interest rates approximate market rates.

Instruments Measured at Fair Value

The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2020 and September 30, 2019.

	June 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$1,037,567	$-	$1,037,567	$1,037,567	$-	$-

Level 2:
Certificates of deposit	1,943,206	-	1,943,206	-	499,000	1,444,206
Municipal securities	2,109,268	4,048	2,113,316	-	1,603,982	509,334
Corporate bonds	3,330,008	4,250	3,334,258	-	1,951,144	1,383,114
Subtotal	7,382,482	8,298	7,390,780	-	4,054,126	3,336,654

Total	$8,420,049	$8,298	$8,428,347	$1,037,567	$4,054,126	$3,336,654

	September 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$275,538	$-	$275,538	$275,538	$-	$-

Level 2:
Certificates of deposit	971,592	-	971,592	-	499,000	472,592
Municipal securities	240,463	205	240,668	-	80,336	160,332
Corporate bonds	3,856,766	11,157	3,867,923	-	3,116,028	751,895
Subtotal	5,068,821	11,362	5,080,183	-	3,695,364	1,384,819

Total	$5,344,359	$11,362	$5,355,721	$275,538	$3,695,364	$1,384,819

6. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2020	2019
Raw materials	$6,454,321	$5,060,331
Finished goods	1,115,923	998,607
Work in process	462,767	306,809
Inventories, gross	8,033,011	6,365,747
Reserve for obsolescence	(698,846)	(530,584)
Inventories, net	$7,334,165	$5,835,163

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	September 30,
	2020	2019
Office furniture and equipment	$1,568,585	$1,498,395
Machinery and equipment	1,237,617	1,223,726
Leasehold improvements	2,027,335	2,019,794
Construction in progress	7,565	7,565
Property and equipment, gross	4,841,102	4,749,480
Accumulated depreciation	(2,856,435)	(2,479,974)
Property and equipment, net	$1,984,667	$2,269,506

Depreciation expense was $130,981 and $150,327 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $397,018 and $394,524 for the nine months ended June 30, 2020 and 2019, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and is due to combining the mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the three months ended June 30, 2020.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the nine month period related to goodwill and intangible assets was an increase of $96,015. The Company’s intangible assets consisted of the following:

	June 30,	September 30,
	2020	2019
Technology	$628,386	$611,043
Customer relationships	601,065	584,477
Trade name portfolio	218,569	212,537
Non-compete agreements	236,782	230,248
Patents	72,126	72,126
	1,756,928	1,710,431
Accumulated amortization	(775,742)	(534,797)
	$981,186	$1,175,634

Amortization expense was $74,049 and $75,354 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $223,042 and $228,793 for the nine months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, future amortization expense is as follows:

Fiscal year ending September 30,
2020 (remaining three months)	$75,592
2021	246,275
2022	223,126
2023	191,882
2024	178,581
Thereafter	65,730
Total estimated amortization expense	$981,186

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2020	2019
Deposits for inventory	$173,607	$1,064,640
Prepaid insurance	350,173	194,285
Prepaid rent	-	87,782
Dues and subscriptions	198,951	88,031
Trade shows and travel	116,024	106,626
Other	199,678	240,473
	$1,052,750	$1,781,837

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

Trade shows and travel

Trade shows and travel consists of payments made in advance for trade show events.

10. ACCRUED LIABILITIES AND OTHER LIABILITIES - NONCURRENT

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2020	2019
Payroll and related	$1,872,141	$2,050,324
Deferred revenue	531,670	508,522
Customer deposits	5,766,808	5,063,091
Accrued contract costs	580,173	252,833
Warranty reserve	132,322	150,229
Deferred rent	-	109,342
Total	$8,883,114	$8,134,341

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2020	2019
Deferred rent	$-	$1,881,387
Deferred extended warranty revenue	383,413	550,885
Total	$383,413	$2,432,272

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions, and benefits.

Deferred Revenue

Deferred revenue as of June 30, 2020 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ended June 30, 2021.

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

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2020	2019
Beginning balance	$150,229	$99,216
Warranty provision	2,396	85,078
Warranty settlements	(20,303)	(34,065)
Ending balance	$132,322	$150,229

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

11. DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of June 30, 2020. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of June 30, 2020 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	33,838
Ministry of Economy and Competitiveness	February 2, 2024	270,604	(a)
		$304,442

(a)

This loan is secured by $270,604 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at June 30, 2020. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of June 30, 2020.

The following is a schedule of future annual payments as of June 30, 2020:

2021	$287,523
2022	16,919
Total	$304,442

The current portion of debt is $287,523 and the noncurrent portion of debt is $16,919.

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

The tables below show the initial measurement of the operating lease ROU assets and liabilities as of October 1, 2019 and the balances as of June 30, 2020, including the changes during the periods.

Operating right-of-use asset
Initial measurement at October 1, 2019	$7,814,701
Less lease incentives and tenant improvement allowance	(1,990,729)
Net operating lease right of use assets at October 1, 2019	5,823,972
Additional operating lease right of use assets	42,660
Less amortization of operating lease right-of-use assets	(445,692)
Effect of exchange rate on operating lease right of use assets	7,228
Operating lease right of use asset at June 30, 2020	$5,428,168

Operating lease liabilities
Initial measurement at October 1, 2019	$7,814,701
Additional operating lease liabilities	42,660
Less lease principal payments on operating lease liabilities	(526,022)
Effect of exchange rate on operating lease liabilities	7,228
Operating lease liabilities at June 30, 2020	7,338,567
Less non-current portion	(6,586,196)
Current portion at June 30, 2020	$752,371

As of June 30, 2020, the Company’s operating leases have a weighted-average remaining lease term of 7.9 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30, 2020 (remaining three months)	$255,632
2021	1,042,699
2022	1,069,677
2023	1,021,173
2024	1,017,196
Thereafter	4,248,721
Total undiscounted operating lease payments	8,655,098
Less imputed interest	(1,316,531)
Present value of operating lease liabilities	7,338,567
Less lease liability, noncurrent	(6,586,196)
Lease liability, current portion	$752,371

For the three months ended June 30, 2020 and 2019, total lease expense under operating leases was approximately $226,083 and $224,407 respectively. For the nine months ended June 30, 2020 and 2019, total lease expense under operating leases was approximately $674,108 and $663,500, respectively. The Company did not have any short-term lease expense during the three and nine months ended June 30, 2020.

13. INCOME TAXES

For the nine months ended June 30, 2020, the Company recorded income tax expense of $742,490 reflecting an effective tax rate of 22.8%. For the nine months ended June 30, 2019, the Company recorded an income tax expense of $675,457 reflecting an effective tax rate of 20.0%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the nine months ended June 30, 2020, the Company recorded $1,143,267 of bonus expense. In the nine months ended June 30, 2019, the Company recorded $902,274 of bonus expense. Bonus expense is recorded in accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020 and September 30, 2019.

15. SHARE-BASED COMPENSATION

Stock Option Plans

At June 30, 2020, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017 and authorizes for issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At June 30, 2020, there were options and restricted stock units outstanding covering 191,000 and 2,842,444 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 604,230 shares of common stock available for grant for a total of 3,637,674 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 1,133,727 stock options granted during the nine months ended June 30, 2020. There were no stock options granted during the nine months ended June 30, 2019. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2020 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Volatility	44.5%
Risk Free Interest Rate	1.40%
Forfeiture rate	10.0%
Dividend Yield	0.0%
Expected life in years	5.35

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2019.

As of June 30, 2020, there was approximately $378,436 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.02 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that as of June 30, 2020, it is probable that certain performance conditions related to the 2020 performance criteria will be achieved. During the three and nine months ended June 30, 2020, the Company recorded $153,873 and $249,623 in stock based compensation expense related to performance-based stock options. The Company will continue to review these targets each quarter and will adjust the expected outcome as needed, recognizing compensation expense cumulatively in such period for the difference in expense.

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

On March 10, 2020, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $424,500, which have and will be expensed on a straight-line basis through the March 10, 2021 vest date. 81,270 RSUs were granted to employees during the first nine months of 2020 that will vest over three years on the anniversary date of the grant. These were issued at a market value of $257,626, which have and will be expensed on a straight-line basis over the three-year life of the grants.

During the nine months ended June 30, 2020, the Company retained 13,063 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. These shares were not acquired pursuant to any repurchase plan or program. During the nine months ended June 30, 2019, there were no shares retained to satisfy withholding obligations in connection with the vesting of RSUs issued to employees.

Compensation expense for RSUs was $136,415 for the three months ended June 30, 2020. Compensation expense for RSUs was $430,506 for the nine months ended June 30, 2020. Compensation expense for RSUs was $124,991 for the three months ended June 30, 2019 and $344,473 for the nine months ended June 30, 2019. As of June 30, 2020, there was approximately $675,622 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.31 years.

A summary of the restricted stock units of the Company as of June 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2019	274,849	$2.59
Granted	231,270	$2.95
Released	(198,106)	$2.66
Forfeited/cancelled	(4,999)	$2.58
Outstanding June 30, 2020	303,014	$2.82

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2019	2,219,268	$1.94
Granted	1,133,727	$3.39
Forfeited/expired	(110,546)	$2.11
Exercised	(512,019)	$1.95
Outstanding June 30, 2020	2,730,430	$2.54
Exerciseable June 30, 2020	1,153,024	$2.00

Options outstanding are exercisable at prices ranging from $1.31 to $3.40 and expire over the period from 2020 to 2026 with an average life of 4.5 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2020 was $6,327,111 and $3,292,311, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $4.86 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2020 was $2,232,469 and proceeds from these exercises were $996,891. The total intrinsic value of stock options exercised during the nine months ended June 30, 2019 was $97,609 and proceeds from these exercises were $54,621.

The following table summarized information about stock options outstanding at June 30, 2020:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31	-	$1.86	406,953	2.96	$1.67	369,451	$1.66
$1.99	-	$1.99	1,031,250	3.64	$1.99	562,500	$1.99
$2.02	-	$3.17	158,500	1.28	$2.30	158,500	$2.30
$3.39	-	$3.40	1,133,727	6.34	$3.39	62,573	$3.40
			2,730,430	4.52	$2.54	1,153,024	$2.00

The Company recorded $185,610 and $124,991 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2020, and 2019, respectively. The Company recorded $345,136 and $218,915 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2020, and 2019, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2020	2019	2020	2019
Cost of revenues	$4,861	$3,627	$15,412	$12,126
Selling, general and administrative	310,997	242,660	738,238	508,763
Research and development	6,167	11,279	21,992	42,499
	$322,025	$257,566	$775,642	$563,388

16. STOCKHOLDERS’ EQUITY

Summary

The following tables summarize changes in the components of stockholders’ equity during the three and nine months ended June 30, 2020 and the three and nine months ended June 30, 2019:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	$330	$89,571,641	$(53,731,903)	$(458,719)	$35,381,349
Share-based compensation expense	-	-	158,327	-	-	158,327
Issuance of common stock upon exercise of stock options, net	83,343	1	144,213	-	-	144,214
Other comprehensive income	-	-	-	-	85,314	85,314
Net income	-	-	-	620,327	-	620,327
Balance at December 31, 2019	33,033,330	$331	$89,874,181	$(53,111,576)	$(373,405)	$36,389,531

Share-based compensation expense	-	-	295,290	-	-	295,290
Issuance of common stock upon exercise of stock options, net	56,861	-	113,833	-	-	113,833
Issuance of common stock upon vesting of restricted stock units	198,106	2	(2)	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(41,410)	-	-	(41,410)
Stock buyback	(156,505)	(2)	(398,254)			(398,256)
Other comprehensive loss	-	-	-	-	(69,352)	(69,352)
Net income	-	-	-	301,575	-	301,575
Balance at March 31, 2020	33,118,729	$331	$89,843,638	$(52,810,001)	$(442,757)	$36,591,211

Share-based compensation expense	-	-	322,025	-	-	322,025
Issuance of common stock upon exercise of stock options, net	371,815	4	738,840	-	-	738,844
Other comprehensive income	-	-	-	-	51,274	51,274
Net income	-	-	-	1,504,077	-	1,504,077
Balance at June 30, 2020	33,490,544	$335	$90,904,503	$(51,305,924)	$(391,483)	$39,207,431

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251,145	$(56,516,895)	$(245,375)	$33,489,207
Share-based compensation expense	-	-	133,845	-	-	133,845
Issuance of common stock upon exercise of stock options, net	1,600	-	2,528	-	-	2,528
Stock buyback	(588,425)	(6)	(1,621,016)	-	-	(1,621,022)
Other comprehensive loss	-	-	-	-	(54,335)	(54,335)
Net income	-	-	-	1,045,940	-	1,045,940
Balance at December 31, 2018	32,589,321	$326	$88,766,502	$(55,470,955)	$(299,710)	$32,996,163

Share-based compensation expense	-	-	171,977	-	-	171,977
Issuance of common stock upon exercise of stock options, net	26,682	-	42,644	-	-	42,644
Issuance of common stock upon vesting of restricted stock units	156,115	2	(2)	-	-	-
Stock buyback	(200,000)	(2)	(549,998)	-		(550,000)
Other comprehensive loss	-	-	-	-	(69,091)	(69,091)
Net income	-	-	-	1,178,850	-	1,178,850
Balance at March 31, 2019	32,572,118	$326	$88,431,123	$(54,292,105)	$(368,801)	$33,770,543

Share-based compensation expense	-	-	257,566	-	-	257,566
Issuance of common stock upon exercise of stock options, net	7,000	-	9,449	-	-	9,449
Other comprehensive loss	-	-	-	-	56,538	56,538
Net income	-	-	-	638,041	-	638,041
Balance at June 30, 2019	32,579,118	$326	$88,698,138	$(53,654,064)	$(312,263)	$34,732,137

Common Stock Activity

During the nine months ended June 30, 2020, the Company issued 512,019 shares of common stock and obtained gross proceeds of $996,891 in connection with the exercise of stock options. During the nine months ended June 30, 2019, the Company issued 35,282 shares of common stock and obtained gross proceeds of $54,621 in connection with the exercise of stock options. During the nine months ended June 30, 2020, the Company issued 185,043 shares of common stock in connection with the vesting of RSUs. During the nine months ended June 30, 2019, the Company issued 156,115 shares of common stock in connection with the vesting of RSUs.

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

During the nine months ended June 30, 2020, the Company repurchased 156,505 shares for $398,256. During the nine months ended June 30, 2019, 788,425 shares were repurchased for $2,171,022. All repurchased shares were retired.

Dividends

There were no dividends declared in the nine months ended June 30, 2020 and 2019.

17. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months Ended		Nine months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$1,504,077	$638,041	$2,425,979	$2,862,831

Basic income per share	$0.05	$0.02	$0.07	$0.09
Diluted income per share	$0.04	$0.02	$0.07	$0.09

Weighted average shares outstanding - basic	33,289,426	32,575,118	33,122,042	32,684,311
Assumed exercise of dilutive options	991,489	797,659	756,201	656,746
Weighted average shares outstanding - diluted	34,280,915	33,372,777	33,878,243	33,341,057

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	893,750	761,250	893,750	976,750

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

The following table presents the Company’s segment disclosures:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenue from external customers
Hardware	$11,604,345	$8,302,811	$27,832,550	$27,606,026
Software	366,751	560,915	1,197,021	1,626,950
	$11,971,096	$8,863,726	$29,029,571	$29,232,976

Intercompany revenues
Hardware	$-	$-	$-	$-
Software	552,433	257,302	1,381,335	724,271
	$552,433	$257,302	$1,381,335	$724,271

Segment operating income (loss)
Hardware	$1,971,174	$660,106	$3,047,418	$3,245,060
Software	(29,992)	26,355	(80,838)	166,662
	$1,941,182	$686,461	$2,966,580	$3,411,722

Other expenses:
Depreciation and amortization expense
Hardware	$127,166	$149,331	$386,641	$392,296
Software	77,864	76,350	233,419	231,021
	$205,030	$225,681	$620,060	$623,317

Income tax expense
Hardware	$473,332	$118,310	$742,490	$675,457
Software	-	-	-	-
	$473,332	$118,310	$742,490	$675,457

	June 30, 2020	September 30, 2019
Long-lived assets
Hardware	$1,982,351	$2,283,344
Software	3,354,692	3,467,546
	$5,337,043	$5,750,890

Total assets
Hardware	$54,070,323	$42,470,356
Software	4,953,721	4,649,627
	$59,024,044	$47,119,983

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2020, revenues from one customer accounted for 64% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2020, revenues from one customer accounted for 63% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2020, accounts receivable from two customers accounted for 60% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended June 30, 2019, revenues from one customer accounted for 30% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2019, revenues from two customers accounted for 43% and 11% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2019, accounts receivable from three customers accounted for 30%, 14% and 11% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Americas	$9,961,591	$5,661,496	$23,871,805	$23,430,521
Asia Pacific	947,759	2,681,229	3,128,822	3,827,716
Europe, Middle East and Africa	1,061,746	521,001	2,028,944	1,974,739
Total Revenues	$11,971,096	$8,863,726	$29,029,571	$29,232,976

20. SUBSEQUENT EVENT

On August 9, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire all of the assets of Amika Mobile Corporation (“Amika”). Amika is a leading provider of integrated emergency critical communications based in Ottawa, Canada. The Company intends to fund the proposed acquisition with available cash on hand and in common stock that will be issued ratably on the first, second and third anniversary of the closing date. The closing of the transaction is subject to satisfaction of customary closing conditions, including regulatory review. The Company is in the initial stages of determining the accounting treatment for the transaction, specifically related to the fair value of acquired intangible assets, liabilities, and the related tax impact.

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

Overview

On October 23, 2019, LRAD Corporation announced its rebranding as Genasys Inc. (“Genasys”). Genasys is a global provider of critical communications solutions designed to help keep people safe.  Our unified mass notification platform provides a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety threats, critical business events and crisis situations.

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

• Integrated Solutions that span multiple hardware and software mobile notification channels. These solutions include the Company’s proprietary speaker arrays, which project sirens and audible voice messages 60° - 360° directionally with industry-leading vocal clarity and area coverage, and CCaaS software designed to deliver SMS, text, email, and social media to mobile devices in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency’s (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

The Company’s critical communication systems are being used in 72 countries throughout the world in diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

LRAD systems are a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve. Our LRAD systems are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations and save lives. The LRAD product line is comprised of a full range of acoustic hailing devices (“AHD”) and communication solutions - from handheld, portable devices to permanently installed, remotely operated systems. We continue to expand into new markets and add new models and features to meet customer requirements.

Building on the success of our LRAD systems, we designed and developed our multidirectional mass notification product line. Unlike siren-only installations, our public safety mass notification (“PSMN”) systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

CCaaS is a cloud-based mobile notification platform that enables emergency personnel, first responders, municipalities, companies and educational institutions to send public safety warnings and notifications to the mobile phones of crisis-affected populations in specific geographic areas with reliability, speed and ease. Alerts and notifications can be sent from a desktop or our mobile application.

Genasys offers the only unified critical communications platform that provides multi-modal, geo-targeted mobile phone alerts and speaker arrays that deliver audible messages with industry-leading vocal clarity and area coverage. Our user-friendly software interface and mobile application manages and deliver notifications and information to people at risk, before, during and after crisis situations.

Business developments in the fiscal quarter ended June 30, 2020:

●	Announced $14.5 million in U.S. Army follow-on orders

●	Received $4.3 million U.S. Navy IDIQ contract

●	Donated Personal Safety Service module to help unify the Salvation Army Western Territory’s COVID-19 response

●	Announced $3.9 million in international naval, border, port and homeland security orders

●	Became an official IPAWS-OPEN software service provider

●	Announced and hosted webinar outlining the Company’s National Emergency Warning System (“NEWS”) solution for the European Emergency Warning directive (EECC, Article 110)

On August 9, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) to acquire all of the assets of Amika Mobile Corporation (“Amika”). Amika is a leading provider of integrated emergency critical communications based in Ottawa, Canada. The Company intends to fund the proposed acquisition with available cash on hand and in common stock that will be issued ratably on the first, second and third anniversary of the closing date. The closing of the transaction is subject to satisfaction of customary closing conditions, including regulatory review. The Company is in the initial stages of determining the accounting treatment for the transaction, specifically related to the fair value of acquired intangible assets, liabilities, and the related tax impact.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation with our LRAD systems and integrated solutions, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments.

The proliferation of natural disasters, crisis situations and civil disturbances require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep people safe. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

By providing the only unified platform that combines audible, highly intelligible voice broadcast systems and CCaaS software, Genasys seeks to deliver reliable, fast and intuitive solution for sending location-based audible voice communications and geolocation-targeted messages and texts to mobile devices to help keep the public and employees safe.

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

In fiscal 2020, we intend to continue pursuing domestic and international business opportunities with the support of business development consultants, key representatives and resellers. We plan to grow our revenues through increased direct sales to militaries and large commercial and defense-related companies that desire to integrate our communication technologies into their product offerings. This includes building on our fiscal 2019 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue mass notification, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the quarter ended June 30, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which would negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We currently have $20.7 million in cash and cash equivalents as of June 30, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

The large majority of components and sub-assemblies in our supply chain are sourced from outside vendors located within 50 miles of our facility. We source a small number of component parts from suppliers in China. It is also likely that some of our suppliers source parts from China. We are in contact with those suppliers and evaluating what impact, if any, may result from the coronavirus pandemic.

Based on various standards published to date, we believe the work our associates perform is critical, essential and life sustaining. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and functionality of our critical infrastructure. We are following Center for Disease Control guidelines to reduce the transmission of COVID-19, such as the imposition of travel restrictions, cancellation of events, the promotion of social distancing, the adoption of work-from-home arrangements, and limiting access to our facilities. Some or all of these policies and initiatives could impact our operations. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforeseen deviations from customers or foreign governments restricting the ability to do business; and, limitations on the ability of our customers to pay us on a timely basis, if at all.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30, 2020		June 30, 2019
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues
Product sales	$10,932,719	91.3%	$8,037,460	90.7%	$2,895,259	36.0%
Contract and other	1,038,377	8.7%	826,266	9.3%	212,111	25.7%
Total revenues	11,971,096	100.0%	8,863,726	100.0%	3,107,370	35.1%

Cost of revenues	5,499,914	45.9%	4,261,733	48.1%	(1,238,181)	(29.1%)
Gross Profit	6,471,182	54.1%	4,601,993	51.9%	1,869,189	40.6%

Operating expenses
Selling, general and administrative	3,330,365	27.8%	2,712,846	30.6%	(617,519)	(22.8%)
Research and development	1,199,635	10.0%	1,202,686	13.6%	3,051	0.3%
Total operating expenses	4,530,000	37.8%	3,915,532	44.2%	(614,468)	(15.7%)

Income from operations	1,941,182	16.2%	686,461	7.7%	1,254,721	182.8%

Other income	36,227	0.3%	69,890	0.8%	(33,663)	(48.2%)

Income before income taxes	1,977,409	16.5%	756,351	8.5%	1,221,058	161.4%
Income tax expense	473,332	4.0%	118,310	1.3%	(355,022)	(300.1%)
Net income	$1,504,077	12.6%	$638,041	7.2%	$866,036	135.7%

Net Revenue
Hardware	$11,604,345	96.9%	$8,302,811	93.7%	3,301,534	39.8%
Software	366,751	3.1%	560,915	6.3%	(194,164)	(34.6%)
Total net revenue	$11,971,096	100.0%	$8,863,726	100.0%	$3,107,370	35.1%

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased in the current quarter compared to the same quarter in the prior year due to the timing of deliveries in backlog as of March 31, 2020, as compared to March 31, 2019. Current year quarter LRAD AHD product line revenue was $10,464,308, an increase of $5,586,728 compared to the same prior year period. PSMN systems product line revenue was $1,506,788, down $2,479,358 compared to the same prior year period. The receipt of orders is often uneven due to the timing of government budgets or approvals. As of June 30, 2020, we had aggregate deferred revenue of $915,083 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the quarter compared to the same period in the prior year was primarily due to the higher level of revenue. Gross profit as a percentage of revenue was higher in the fiscal 2020 third quarter due to higher revenue in the period, which further leveraged our fixed operating costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $617,519 over the prior year quarter primarily due to increased spending for compensation related expenditures ($552,611) and professional services ($271,947) offset by lower travel related expenses ($129,849).

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended June 30, 2020 and 2019 of $310,997 and $242,660, respectively.

We expect increased spending on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities, including the June 2022 European Union Public Warning Systems Mandate (European Electronic Communications Code, Article 110). Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $3,051 compared to the same quarter in the prior year primarily due to the allocation of $160,000 of engineering expenses to cost of revenues and lower development material costs ($48,277), offset by higher compensation related expenses ($193,604) due to an increase of eight engineers this year. We continue to expand our software development efforts to grow our emergency warning solutions product offerings.

Included in research and development expenses for the three months ended June 30, 2020 and 2019, was $6,167 and $11,279, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue expanding our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

Net income in the third quarter of fiscal year 2020 was $1,504,077, an increase of $866,036 compared to the third quarter of fiscal year 2019. The increase was primarily due to higher revenue offset by increased selling, general and administrative expenses in the third quarter of fiscal year 2020.

Comparison of Results of Operations for the Nine Months Ended June 30, 2020 and 2019

	Nine Months Ended
	June 30, 2020		June 30, 2019
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues
Product sales	$26,494,138	91.3%	$26,726,151	91.4%	$(232,013)	(0.9%)
Contract and other	2,535,433	8.7%	2,506,825	8.6%	28,608	1.1%
Total revenues	29,029,571	100.0%	29,232,976	100.0%	(203,405)	(0.7%)

Cost of revenues	13,946,392	48.0%	14,351,217	49.1%	404,825	2.8%
Gross Profit	15,083,179	52.0%	14,881,759	50.9%	201,420	1.4%

Operating expenses
Selling, general and administrative	8,884,230	30.6%	7,939,232	27.2%	(944,998)	(11.9%)
Research and development	3,232,369	11.1%	3,530,805	12.1%	298,436	8.5%
Total operating expenses	12,116,599	41.7%	11,470,037	39.2%	(646,562)	(5.6%)

Income from operations	2,966,580	10.2%	3,411,722	11.7%	(445,142)	(13.0%)

Other income	201,889	0.7%	126,566	0.4%	75,323	59.5%

Income before income taxes	3,168,469	10.9%	3,538,288	12.1%	(369,819)	(10.5%)
Income tax expense	742,490	2.6%	675,457	2.3%	(67,033)	(9.9%)
Net income	$2,425,979	8.4%	$2,862,831	9.8%	$(436,852)	(15.3%)

Net revenue
Hardware	$27,832,550	95.9%	$27,606,026	94.4%	226,524	0.8%
Software	1,197,021	4.1%	1,626,950	5.6%	(429,929)	(26.4%)
Total net revenue	$29,029,571	100.0%	$29,232,976	100.0%	$(203,405)	(0.7%)

The table above sets forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased 1% for the nine-month period ended June 30, 2020 compared to the same prior year period due to the timing for delivery of the backlog at March 31, 2020 compared to the March 31, 2019 backlog. LRAD AHD product line revenues were $25,511,247 for the current year nine-month period, an increase of $2,877,540, and PSMN revenues were $3,518,324, down $3,080,945, compared to the same prior year period. The receipt of orders will often be uneven due to the timing of government budgets and approvals. As of June 30, 2020, we had aggregate deferred revenue of $915,083 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2020 was primarily due to a better mix of revenue offset by $271,000 of additional engineering charges resulting from a more precise process to charge engineering costs to cost of revenue. Gross profit as a percentage of revenue increased 1% compared to the prior year period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $944,998 in the nine months ended June 30, 2020 compared to the prior year period. The increase in selling, general and administrative expenses is primarily due to compensation related expenses ($606,681), professional services ($348,163), and sales and marketing activities ($203,349) partially offset by lower travel ($129,358) and computer and software related expenses ($100,150).

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2020 and 2019 of $738,238 and $508,761, respectively.

We expect to increase spending on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $298,436 compared to the prior year, primarily due to engineering expenses charged to cost of revenues ($242,729) and lower prototype costs ($143,012) partially offset by higher compensation related expenses ($135,031) from increased staffing.

Included in research and development expenses for the nine months ended June 30, 2020 and 2019 were $21,992 and $42,499 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue expanding our product line in 2020 with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

Net income of $2,425,979 for the nine months year to date in fiscal year 2020 was a decrease of $436,852 compared to the net income in the comparative prior year period. This decrease was primarily due to higher operating expenses in the current year to date period.

Liquidity and Capital Resources

The Company’s financial condition and liquidity remain strong. Cash and cash equivalents at June 30, 2020 was $20,667,934, an increase of $1,848,856 compared to $18,819,078 at September 30, 2019. We had short-term marketable securities of $4,054,126 at June 30, 2020, compared to $3,695,364 at September 30, 2019. We had long-term marketable securities of $3,336,654 at June 30, 2020, compared to $1,384,819 at September 30, 2019. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on the Company’s future results, we believe our efficient business model and strong balance sheet have us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30, 2020	June 30, 2019
Cash provided by (used in):
Operating activities	$3,710,590	$2,413,334
Investing activities	(2,425,264)	29,759
Financing activities	540,525	(2,133,445)

Operating Activities

Net income of $2,425.979 for the nine months ended June 30, 2020 was increased by $2,754,542 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, amortization of operating right of use assets and inventory obsolescence. Cash used in operating activities at June 30, 2020 reflected an increase in accounts receivable of $2,721,719 due to higher sales with net credit terms in the quarter compared to the fourth quarter of fiscal 2019 and an increase in inventory of $1,667,264 to support the current backlog. Cash provided by operating activities included an increase in accounts payable of $2,039,811 primarily for inventory related purchases, a decrease in prepaid expenses and other of $731,501 and an increase in accrued liabilities of $147,740.

Net income of $2,862,831 for the nine months ended June 30, 2019 was increased by $2,045,884 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision and inventory obsolescence. Cash provided by operating activities in fiscal 2019 reflected a decrease in prepaid expenses and other of $2,447,870, an increase in accrued and other liabilities of $1,153,067, a decrease in inventory of $200,306 and a decrease in other assets of $116,973. Cash used in operating activities included an increase in accounts receivable of $4,029,608, a decrease in accounts payable of $2,267,016 and a decrease in payroll and related liabilities of $583,162.

We had accounts receivable of $6,378,357 as of June 30, 2020, compared to $3,644,059 at September 30, 2019. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms and the timing of contract payments.

As of June 30, 2020 and September 30, 2019, our working capital was $26,927,851 and $24,765,178, respectively. The increase in working capital was primarily due to the net income from operations and cash received from the exercise of stock options in the first nine months of fiscal year 2020.

Investing Activities

Our net cash used in investing activities was $2,425,264 for the nine months ended June 30, 2020, compared to cash provided by investing activities of $29,759 for the nine months ended June 30, 2019. In the first nine months of fiscal 2020, we increased our holdings of short and long-term marketable securities by $2,310,597, compared to a decrease of $314,442 in the nine months ended June 30, 2019. Cash used in investing activities for the purchase of property and equipment was $111,602 and $303,912 for the nine months ended June 30, 2020 and 2019, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2020.

Financing Activities

In the nine months ended June 30, 2020, we received $540,525 for financing activities, compared to a use of $2,133,445 for financing activities for the nine months ended June 30, 2019. Proceeds from the exercise of stock options were $996,891 for the nine months ended June 30, 2020 and we used $398,256 to repurchase Company common stock. During the first nine months of fiscal 2019 we used $2,171,022 to repurchase shares of common stock offset by $54,621 in proceeds from the exercise of stock options.

The Board of Directors approved a share buyback program in 2015 under which the Company was authorized to repurchase up to $4 million of its outstanding common shares. In December 2017, the Board of Directors extended the program through December 31, 2018, at which time it expired.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended June 30, 2020, no shares were repurchased. During the quarter ended June 30, 2019, no shares were repurchased. As of June 30, 2020, all repurchased shares were retired. As of June 30, 2020, $4.1 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The Company is monitoring the impact of the COVID-19 outbreak, which has already caused a significant disruption to global financial markets and supply chains, beginning in early calendar year 2020. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions that are being taken to contain and treat it. There is uncertainty around the duration and broader impact of COVID-19 and therefore, the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results from operations.

Factors deriving from the COVID-19 response that may negatively impact sales and gross margin in the future include but are not limited to: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

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

GENASYS INC.

Date: August 10, 2020	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)