Form 10-K
period 2020-09-30
Genasys Inc.
filed 2020-12-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

Commission File Number 0-24248

GENASYS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0361799
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

16262 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-1112

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	GNSS	NASDAQ Capital Market

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

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $79,088,779 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

33,567,443 shares of common stock, par value $0.00001 per share, as of December 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2020.

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

For purposes of this Annual Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Item 1.	Business.

Overview

On October 23, 2019, LRAD Corporation announced its rebranding as Genasys Inc. to better reflect the Company’s business of providing critical communications hardware and software solutions designed to help keep people safe.  Our unified platform encompasses a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety threats, critical events and other crisis situations.

Our multi-channel approach includes:

•

LRAD® (Long Range Acoustic Device®), the world’s leading Acoustic Hailing Device (“AHD”), projects sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters;

•

GEM™ (Genasys Emergency Management) is our unified software platform for cloud, on-premise or hybrid operations that supports 2-way communications and seamlessly integrates with physical systems to initiate life-safety actions in defined geographic areas. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds and email on any platform;

•

Integrated Mass Notification Solutions span multiple hardware and software notification channels to reach the people at risk. These solutions include Genasys voice arrays, which project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to more than 14 square kilometers, and GEM software designed to deliver SMS, text, email and social media alerts to people at risk in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

The Company’s critical communication systems are being used in 72 countries throughout the world in a range of diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

LRAD systems represent a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve. Our LRAD systems are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations and save lives. The LRAD product line is comprised of a full range of AHDs and communication solutions - from portable devices to permanently installed, remotely operated systems. We continue to expand into new markets and add new models and features to meet customer requirements.

Building on the success of our LRAD systems, we designed and developed our multidirectional Genasys mass notification product line. Unlike siren-only installations, our public safety mass notification (“PSMN”) hardware systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

GEM is our cloud or on-premise or hybrid based software notification platform that enables emergency personnel, first responders, municipalities, companies and educational institutions and government agencies to send public safety warnings and notifications to the mobile devices and desktop computers of individuals or populations in specific geographic areas with reliability, speed and ease. Alerts and notifications can be sent from a desktop or our mobile applications.

Technology and Products

Our LRAD systems represent a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address and emergency warning systems cannot achieve.

Initially developed for the U.S. Navy to fill a capability gap identified after the October 2000 attack on the USS Cole, LRAD systems are deployed by the U.S. Army, Navy, Air Force, Marine Corps, National Guard and Coast Guard, as well as international military services, and maritime, public safety and commercial security organizations. The rugged construction of our systems enables us to meet stringent military specifications. Our LRAD AHDs are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives.

Our LRAD product line provides a complete range of solutions from portable devices to permanently installed, remotely operated systems. We continue to add new models to meet specific customer requirements and to expand into new markets. We have also added various features and accessories, including wireless capability, record on-the-fly microphones, integrated and remote electronics packages, and amplifiers.

Building on the success of our LRAD AHDs, we designed and developed our Genasys multidirectional mass notification product line. Unlike most sirens, our public safety notification systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

We continue to enhance our acoustic communication technologies and product lines to provide a complete range of systems and accessories. Our patented XL driver technology, which generates higher audio output in a smaller and lighter form factor, is being incorporated into our LRAD AHD and Genasys mass notifications systems. To date, we have incorporated our XL driver technology into the LRAD 450XL, LRAD 1950XL, LRAD 950RXL, Genasys DS-60XL, Genasys 360XL, and Genasys 360XL-MID. We are enhancing our system design and manufacturing capabilities to improve the durability and performance of our products. Our systems have been competitively selected over other commercially available systems by the U.S. Department of Defense and numerous international militaries.

Our product lines include the following:

LRAD Systems

•

LRAD 100X—a self-contained, battery powered, portable AHD designed for use in a variety of mass notification, law enforcement, and public safety applications—is ideally suited for shorter-range perimeter security and communication.

•

LRAD 100X MAG-HS KIT—consists of an LRAD 100X with a high-strength magnetic mount, LRAD Wireless Kit for remote operation and other accessories that provide operators with the flexibility to use the system in a wide range of scenarios. In 2018, the U.S. Army National Guard selected the LRAD 100X MAG_HS Kit to replace technologically outdated bullhorns and speakers.

•

LRAD 450XL—uses our patented technology to provide more output in a smaller form factor with the same high level of clarity and intelligibility consistent with all our LRAD systems. The LRAD 450XL is designed to provide an effective communication solution for small vessels, military and law enforcement vehicles, and helicopters. In 2019, after extensive testing, the U.S. Army (“Army”) awarded the Company a $20.2 million LRAD 450XL systems and accessories order to meet the Army’s critical communications and scalable escalation of force requirements. Follow-on orders totaling $14.5 million were received from the Army in the fiscal year ended September 30, 2020.

•	LRAD 500X-RE—is our mid-sized AHD for applications ranging from fixed security installations to vehicles and vessels. The LRAD 500X-RE provides law enforcement, homeland security, and defense personnel unparalleled long-range communication. The U.S. Navy and U.S. Army have deployed LRAD 500X-RE systems to meet critical communications and scalable escalation of force requirements.

•

LRAD 950RXL—selected for the U.S. Navy’s multi-year contract for Situational Awareness Systems on Military Sealift Command ships and other U.S. Navy vessels—combines the Company’s remotely operated pan and tilt system with our enhanced XL driver technology.

•

LRAD 1000Xi—selected by the U.S. Navy in 2020 to replace legacy LRADs on larger vessels for shipboard defense—can be manually operated to provide long distance hailing and warning and highly intelligible voice communications. This system is available in both fully integrated and remotely operated electronics.

•

LRAD 1950XL—our largest AHD that incorporates our patented XL driver technology features military-tested construction, low power requirements, and a rugged, easily transportable aluminum tripod for rapid deployment. Broadcasting highly intelligible voice communications that can be clearly heard and understood over distances out to 5,000 meters, the LRAD 1950XL is designed primarily for defense, border, and critical infrastructure security applications.

•

LRAD 2000X—designed to meet the requirements of larger security applications—is our largest AHD. Broadcasting highly intelligible voice communications over distances out to 5,500 meters, the LRAD 2000X unit is designed primarily for perimeter and border security applications.

We continue to augment our LRAD AHD product line by using our proprietary technology to develop louder, longer distance systems in smaller form factors, as well as incorporating customer and market-specific enhancements.

PSMN Hardware Systems:

•

Genasys DS-60X/DS-60XL—a mounted horn system for areas that require 60° - 360° mass notification coverage. The Genasys DS-60XL uses our patented XL driver technology and has a 60°, 900-meter range. When configured in a 360° ring array, the broadcast coverage area extends to 2.5 square kilometers. Each Genasys DS-60XL horn in the ring array can be operated independently, providing customizable mass notification area coverage.

•

Genasys 360XL—provides 360° coverage and is targeted for broad market applications including tsunami, hurricane, tornado, and severe weather warnings, government, campus, and industrial public address and emergency notification, and military base mass notification and public address. The Genasys 360XL also uses our patented XL driver technology and is available in several emitter configurations. The Company’s Command and Control software, the Compact Control Cabinet provides flexible PSMN system command and control via TCP/IP, WiFi, Fiber, GPRS/GSM, or satellite.

•

Genasys 360XL-MID—designed for urban areas, small campuses, industrial sites, and government & defense facilities, the Genasys 360XL-MID can be installed on existing infrastructure or mounted on a tripod.

•

Genasys 360XL-MID Mobile Kit—self-contained solution for operations requiring advanced mobile mass notification. The kit contains XL driver technology emitters, a power amplifier in a ruggedized carrying case, hardened control module, all-weather push-to-talk mic, tripod, and other accessories. Rapidly deployable, the Genasys 360XL-MID Mobile Kit is designed for defense, homeland security, law enforcement, and mass notification applications.

•

Genasys 360XT—fully self-contained and self-powered, the Genasys 360XT mobile mass notification system delivers highly intelligible voice and emergency warning tone broadcasts with uniform 360° coverage over an 850-meter coverage radius from a rapidly deployable, telescoping 30-foot pneumatic mast. The Genasys 360XT is integrated and mounted on a ruggedized trailer that features securely mounted, lockable electronics and equipment enclosures containing the amplifier modules and pneumatic systems.

•

Genasys SoundSaber®-X—next generation Genasys SoundSaber mass notification line array speakers. The Genasys SoundSaber-X ("Genasys SS-X") features a new lightweight, rugged, and highly efficient driver technology designed to provide exceptional vocal intelligibility while utilizing 66% less power to generate 16 dB more than the previous generation Genasys SS400. The Genasys SS-X is designed to alleviate reflection and echoing, to provide uniform acoustic coverage with wide audio dispersion along the short axis and narrow dispersion along the long axis, and ensure broadcasts are clearly heard and understood in high ambient noise environments. The thin form factor of the Genasys SS-X provides unobtrusive installation for many types of mass notification and public address applications.

Our Genasys voice arrays feature industry-leading speech and intelligibility and area coverage. Systems can be installed independent of existing infrastructure with battery operation, Internet Protocol or satellite connectivity and with AC/Solar power charging systems. The battery capacity follows industry guidelines. Our solar power and satellite connectivity are designed to ensure system operation when existing power or communication infrastructure fails. Our voice arrays also have battery backup designed to power 48 hours of continuous operation.

Genasys Emergency Management (GEM) Software:

Our unified software platform for cloud, on-premises or hybrid operations, supports 2-way communications and is designed to seamlessly integrate with physical systems to initiate life-safety actions. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds and email on any platform.

Integrated Mass Notification Solutions:

By integrating our industry-leading voice broadcast products with GEM software, we created the only platform that unifies highly intelligible voice broadcast systems and mobile mass messaging solutions for the public safety, emergency warning and mass notification markets. Our GEM software platform is designed to integrate with external inputs and sensors that provide platform operators the critical data needed to make informed decisions on when and where to deliver location-based audible and digital alerts and warnings.

We believe the integration of mass messaging solutions, our enhanced software capabilities, our highly intelligible Genasys voice arrays and our platform’s compatibility with major emergency warning protocols, including FEMA’s IPAWS, Wireless Emergency Alerts (“WEA”) and others, significantly augment our existing product offerings and provide us with substantial business growth opportunities in new markets.

COVID 19

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the year ended September 30, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $23.3 million in cash and cash equivalents as of September 30, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

 Strategy

Our product line-up continues to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife control and preservation business segments.

The proliferation of natural disasters, crisis situations and civil disturbances require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep the public safe during emergencies and crisis situations. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

By providing the only unified platform that combines highly intelligible voice broadcast systems and alerting software, Genasys seeks to deliver a reliable, fast and intuitive solution for sending location-based audible voice communications and geolocation-targeted messages and texts to help keep the public and employees safe.

Genasys has developed a global market and an increased demand for LRAD AHD systems and advanced mass notification solutions. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and mass notification markets. We also plan to expand and strengthen domestic and international sales channels by adding key mass notification partners, distributors, and dealers.

We plan to continue building on our AHD leadership position by offering enhanced directional and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2021, we intend to continue the pursuit of domestic and international business opportunities with the support of business development consultants, key representatives and resellers. We plan to grow our revenues through increased direct sales to militaries and governments that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2020 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy is to continue innovating voice broadcast systems and accessories, and emergency warning, enterprise and critical event management software solutions to meet the needs of our target markets. Our Genasys PSMN voice broadcast product line includes emitters and speaker arrays in different sizes, as well as various configurations of amplifiers, mounts, power sources, and software. We developed and patented our XL driver technology, which generates higher audio output in smaller, lighter form factors. We have incorporated our XL driver technology into the LRAD 450XL, LRAD 1950XL, LRAD 950RXL, Genasys DS-60XL, Genasys 360XL and Genasys 360XL-MID.

Our Genasys PSMN systems and GEM software represent more complex, integrated offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our PSMN systems and software solutions to compete for larger emergency warning and PSMN business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

We intend to continue operating with financial discipline in order to create value for our shareholders. We also plan to pursue mass notification, emergency warning, critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business initiatives and opportunities.

Manufacturing and Suppliers

Manufacturing. We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass-produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third-party suppliers to produce various components and sub-assemblies. The Company moved to a new facility with expanded engineering and manufacturing capacity in 2018 to support current and expected business growth. In our facility, we complete the final assembly, test and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third-party testing and certification of our products to ensure that they meet rigorous military and commercial specifications. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers. We minimize inventories and maximize the efficiency of our supply chain by having a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility. The Company relies on one supplier for compression drivers for its LRAD products and is working to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier. We also purchase several key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact economic conditions can have on such suppliers and the fluctuations of foreign currency exchange rates, which could impact our lead times and product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Sales and Marketing

We market and sell products and services through our sales force based in California, Colorado, Florida, Missouri, Wisconsin, Canada, Singapore and Spain, as well as through full-time business consultants in Texas and Germany. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, militaries, large end-users, and commercial companies. We use independent representatives on a commission basis to assist in our direct sales efforts. We also use a channel distribution model, in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with government and other large direct customers. In addition, we utilize part-time consultants with expertise in various government and defense sectors to advise us on procedures and budgetary policies in an effort to be successful in these areas.

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

Customer Concentration

For the fiscal year ended September 30, 2020, we had one customer accounting for 63% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2019, we had two customers accounting for 37% and 10% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $16.6 million at September 30, 2020, compared to $27.0 million at September 30, 2019. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Commercial and government audio industry and mass notification markets are fragmented and include numerous manufacturers with products that vary widely in price, quality and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us competitive advantages.

Our LRAD product line includes the leading long-range voice broadcast systems for military and other applications. Our AHD competitors include Ultra Electronics/USSI, IML Sound Commander and others. We do not believe these competitors have achieved significant global market penetration in the AHD market to date. We believe our LRAD product line has demonstrated acceptance, has performed extremely well in harsh environments, and can continue to compete on the basis of technical features, performance, ease of use, quality and cost. As we continue to grow this market, future competitors may enter, which could impact our competitiveness.

In the mature and established mass notification market, we compete against several domestic and international competitors, including Everbridge, OnSolve, Whelen Engineering Company Inc., Hoermann, and others. We believe our ability to offer a reliable, fast and intuitive solution for sending location-based SMS, text, email and social media messages to mobile and desktop devices and providing the only platform that unifies broadcast hardware systems and mass notification software solutions gives us significant competitive advantages against these established organizations. Further advantages include our ability to shape the broadcast coverage area from 60° - 360°, our industry-leading voice broadcast intelligibility and area coverage and our multiple system activation and control options, including satellite, TCP/IP, fiber, Wi-Fi, digital or analog radio, Ethernet or hard wire. We believe our platform’s ease of integration with external sensors and inputs, and compatibility with major emergency warning protocols also provide competitive advantages. We believe the domestic and international markets for public safety emergency warning and mass notification are substantial and growing.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 18, Segment Information, and Note 19, Major Customers, Suppliers and Related Information to our consolidated financial statements.

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

For the fiscal years ended September 30, 2020 and 2019, we spent approximately $4.6 million and $4.5 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of Genasys Inc. and their ages and business experience are set forth below.

Richard S. Danforth, age 61, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 62, was appointed Interim Chief Financial Officer in August 2017 and promoted to Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn is a certified public accountant in Illinois and began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Executive officers serve at the discretion of the board of directors.

Human Capital

At September 30, 2020, we employed a total of 105 people. We had 99 full-time employees of which 57 were located in the United States and 42 were located in Spain. Our full-time employees include, 41 in engineering, 24 in production, quality assurance and materials control, 13 in general and administrative and 21 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ and we are highly invested in their success.

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

Risks Related to Our Business and Industry

Global economic conditions related to the COVID_19 pandemic may negatively impact our financial conditions and results of operations.

We are monitoring the impact of the COVID-19 pandemic, which has caused a significant uncertainty and disruption to global financial markets and supply chains, beginning in early calendar year 2020. The significance of the operational and financial impact of the COVID-19 pandemic will depend on how long and widespread the uncertainty and disruption continues. The extent to which the COVID-19 pandemic impacts our financial conditions and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it. Uncertainty around the duration and broader impact of the COVID-19 pandemic and therefore, the effects it will have on our financial results and operations. If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results from operations.

Factors deriving from the domestic and international response to the COVID-19 pandemic that may negatively impact sales and gross margin in the future include but are not limited to: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

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

We may need additional capital to support our growth. While we expect to generate these funds from operations, we may not be able to do so. Principal factors that could affect the availability of our internally generated funds include:

•	failure of sales to government, military and commercial markets to meet planned projections;

•	government spending levels impacting sales of our products;

•	political uncertainty;

•	foreign currency fluctuations;

•	working capital requirements to support business growth;

•	our ability to control spending;

•	our ability to integrate future acquisitions;

•	management of new business opportunities;

•	introduction of new competing technologies;

•	product mix and effect on margins;

•	acceptance of our existing and future products in existing and new markets; and

•	impact of COVID-19 on global market conditions.

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

In fiscal year 2020, we had one customer that accounted for 63% and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

Disruption and fluctuations in financial and currency markets could have a negative effect on our business.

Financial markets in the U.S., Europe and Asia have experienced extreme volatility and uncertainty in recent years. Governments have taken unprecedented actions intended to address these market conditions. It is difficult to assess the extent to which these conditions have impacted our business, and the affect this has had on certain of our customers and suppliers. These economic developments affect businesses such as ours in a number of ways. Any tightening of credit in financial markets may adversely affect the ability of commercial customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Reductions in tax revenues, rating downgrades and other economic developments could also reduce future government spending on our products. There can be no assurance that there will not be a further volatility and uncertainty in financial markets, which can then lead to challenges in the operation of our business. We are unable to predict the likely effects that negative economic conditions will have on our business and financial condition.

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

In fiscal year 2020, direct and indirect sales to the U.S. government accounted for approximately 64% of our total net sales, compared to 65% of our total net sales in fiscal year 2019 and 49% in fiscal year 2018. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

On January 18, 2018, we acquired all of the issued and outstanding shares of capital stock of Genasys Holding S.L. (“Genasys Spain”) and on October 2, 2020, we acquired substantially all of the assets and business of Amika Mobile Corporation (“Amika Mobile”). Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions, including Genasys Spain and Amika Mobile, as well as other businesses we may acquire in the future. We may not realize the intended benefits of the Genasys Spain or Amika Mobile acquisitions or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the Genasys Spain or Amika Mobile businesses or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including our acquisition of Genasys Spain and Amika Mobile, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the Genasys Spain and Amika Mobile businesses or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Failure to successfully integrate Genasys Spain, Amika Mobile or any other acquired business in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of Genasys Spain, Amika Mobile and any future businesses could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, as well as the issuance of our common stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

Perceptions that long-range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our products, which could cause our revenues to decline.

Potential customers for our products, including government, military and force protection and emergency response agencies, may be influenced by claims or perceptions that long-range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions, while unsubstantiated, could reduce our product sales.

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

The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe the clear, intelligible voice capability of our Genasys PSMN products, and our unique design and durability make our product offerings very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are competing in a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the mass notification market.

Our sales strategy for fiscal year 2021 and beyond is to increase our market share of the growing public safety mass notification market with our LRAD and Genasys broadcast systems, GEM software and integrated solutions. A number of large companies compete in this market and dominate the market share. We believe we have a strong product platform that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. At September 30, 2020, we had a warranty reserve of $0.1 million. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

System disruptions and security threats to our computer networks, including breach of our or our customers’ confidential information, could have a material adverse effect on our business and our reputation.

Our computer systems as well as those of our service providers are vulnerable to interruption, malfunction or damage due to events beyond our control, including malicious human acts committed by foreign or domestic persons, natural disasters, and network and communications failures. We periodically perform vulnerability self-assessments and engage service providers to perform independent vulnerability assessments and penetration tests. However, despite network security measures, our servers and the servers at our service providers are potentially vulnerable to physical or electronic unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks and other security problems and system disruptions. Increasing socioeconomic and political instability in some countries has heightened these risks. Despite the precautions we and our service providers have taken, our systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations.

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

While we strive to effectively manage our inventory, rapidly changing technology and uneven customer demand may result in short product cycles. The value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $0.6 million at September 30, 2020. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

We may become a party to litigation, disputes and claims in the normal course of our business. Litigation is by its nature uncertain and unpredictable and there can be no assurance that the ultimate resolution of such claims will not exceed the amounts accrued for such claims, if any. Litigation can be expensive, lengthy, and disruptive to normal business operations. An unfavorable resolution of a legal matter could have a material adverse effect on our business, operating results, or financial condition.

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

We sell our products worldwide. In fiscal years 2020 and 2019, revenues outside of the U.S. accounted for approximately 24% and 30% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

•	changes in tariff regulations;

•	political instability, war, terrorism and other political risks;

•	foreign currency exchange rate fluctuations;

•	establishing and maintaining relationships with local distributors and dealers;

•	lengthy shipping times and accounts receivable payment cycles;

•	import and export control and licensing requirements, particularly in connection with sales and licensing to foreign governments and other customers;

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	greater difficulty in safeguarding our technology, proprietary data and intellectual property in international jurisdictions than in the U.S.; and

•	difficulty in staffing and managing geographically diverse operations.

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

Risks Related to Our Financial Statements and Operating Results

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2020, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risks Related to Our Capital Stock

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

As of September 30, 2020, we had outstanding options granted to our employees and directors to purchase 2,659,305 shares of our common stock and we had 303,014 restricted stock units outstanding. At September 30, 2020, the exercise prices for the options ranged from $1.31 to $3.40 per share. The issuance of shares of common stock upon the exercise of outstanding options and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

Our executive offices, sales, research and development and production facilities are located at 16262 West Bernardo Drive, San Diego, California. The lease of 55,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, are $77 thousand, $79 thousand, $81 thousand, $84 thousand, $86 thousand, $89 thousand, $92 thousand and $94 thousand per month for the third through tenth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2020 and 2019:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2019
First Quarter	$3.11	$2.08
Second Quarter	$2.89	$2.14
Third Quarter	$3.69	$2.81
Fourth Quarter	$4.24	$3.02
Fiscal Year Ending September 30, 2020
First Quarter	$3.84	$3.00
Second Quarter	$3.92	$2.01
Third Quarter	$6.10	$3.17
Fourth Quarter	$6.31	$3.90

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 33,567,443 shares issued and outstanding held by 1,017 holders of record of our common stock at November 30, 2020.

Dividends

There were no dividends declared and paid during the years ended September 30, 2020 and 2019. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares exclusive of any fees, commissions or other expenses related to such repurchases. At September 30, 2020, $4.1 million was available for share repurchase under this program.

During the fiscal year ended September 30, 2020, 156,505 shares were repurchased for $0.4 million under this program. During the fiscal year ended September 30, 2019, 788,425 shares were repurchased for $2.2 million under the Company’s share repurchase programs. At September 30, 2020, all repurchased shares were retired.

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

Overview

Genasys Inc. is a global provider of critical communications solutions to help keep people safe.  Our unified platform provides a multi-channel approach to delivering alerts, notifications, instructions and information before, during and after crisis situations. We are a leading innovator and manufacturer of acoustic communication systems that project audible voice messages, tones, and warning sirens over distance. In addition, our proprietary software platform includes mobile mass messaging and integrated solutions for business and public safety. Our products, systems and solutions include:

•

LRAD® (Long Range Acoustic Device®), the world’s leading Acoustic Hailing device projects sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters;

•

GEM (Genasys Emergency Management) is our unified software platform for cloud, on-premise or hybrid operations that supports 2-way communications and seamlessly integrates with physical systems to initiate life-safety actions in defined geographic areas. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds and email on any platform, and;

•

Integrated Mass Notification Solutions span multiple hardware and software notification channels to reach people at risk. These solutions include Genasys PSMN systems, which project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to more than 14 square kilometers, and GEM software for sending SMS, text, email and social media alerts to people at risk in defined geographic areas. Our integrated solutions are compatible with the FEMA‘s IPAWS and other major emergency warning protocols.

Our critical communications systems are being used in 72 countries throughout the world in a range of diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management and many more. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2020, we accomplished the following:

●	Awarded multi-year contracts from mobile network operators to power the delivery of emergency alerts in Australia

●	Received $14.5 million in LRAD 450XL systems and accessories orders from the U.S. Army to meet its critical communications and scalable escalation of force requirements

●	Announced the acquisition of enterprise software provider, Amika Mobile

●	Awarded $4.3 million U.S. Navy IDIQ contract
●	Received $4.2 million in international border, homeland security and critical infrastructure protection orders

●	Announced $1.5 million in international naval and port security orders

●	Awarded $1.4 million in PSMN systems orders for Newport Beach and Laguna Beach, California

●	Received $1.4 million in orders for U.S. military and government agencies

●	Announced $1.2 million in defense and mass notification orders

●	Became an official IPAWS-OPEN software service provider

●	Partnered with Esri to enhance our unified critical communications platform

●	LRAD systems deployed by domestic and international public safety and law enforcement agencies for COVID-19 responses and crowd communications

●	Donated software service to help unify The Salvation Army Western Territory’s COVID-19 and disaster responses

Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology, and product foundation with our LRAD AHD and Genasys PSMN hardware and GEM software product lines, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our LRAD systems throughout the world in the law enforcement, defense and homeland security sectors as a result of increasing threats to government, commerce, borders and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection and wildlife control and preservation business segments. We intend to expand our domestic and international mass notification business, particularly in the U.S., Middle East, Europe, and Asia where we believe there are greater market opportunities for our Genasys PSMN systems and advanced mass messaging solutions. In fiscal year 2020, we increased our global sales network, which consists of marketing and business development personnel, as well as relationships with key integrators and sales representatives within the U.S. and around the world. Additionally, we utilize part-time consultants with expertise in various government and defense areas, to advise us on procedures and budgetary policies in an effort to be successful in these areas. However, we may continue to face challenges in fiscal 2021 due to budget uncertainties and continuing economic, geopolitical and pandemic conditions in international regions and in the United States. We anticipate continued U.S. Military spending uncertainty due to possible defense budget delays. We are pursuing large business opportunities, but it is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition. It is also difficult to determine whether our software and integrated solutions will be accepted in the mass notification market, which includes a number of competitors.

Our products have varying gross margins, and therefore product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. We implement product updates and changes, including raw material and component changes that may impact product costs. We also have increased competition in the mass notification market, where there are a number of established companies that we expect will create pricing pressure on our PSMN hardware product line and mass messaging software solutions. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

During fiscal year 2020, we had approximately 21 full-time business development and marketing personnel, which includes four business consultants. In addition, we utilized various part-time sales consultants with experience and knowledge in various government and defense sectors to assist with specific markets we are pursuing. Due to the COVID-19 pandemic, most domestic and international trade shows were either canceled or postponed until 2021. While the calendar 2021 outlook for in-person trade shows and industry gatherings is uncertain, we are planning to attend these events virtually and when possible, in-person. Commission expense will continue to fluctuate based on the level of commissionable sales incurred.

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

Revenue Recognition. On October 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its amendments. We adopted the new standard using the full retrospective approach.

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

We derive our revenue from the sale of products and services to customers, contracts, license fees, other services and freight. The Company sells its products and services through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods, including software, when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

Perpetual licensed software

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of, or has the ability to take immediate possession of, the software and the software key. Perpetual software licenses can include one-year maintenance and support services. In addition, the Company sells maintenance services on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

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

Revenue is allocated to each deliverable based on the fair value of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses, which are not unbundled. When software development services are performed to customize the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

We currently disaggregate revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with our business operations and to be consistent with other communications and public filings. Refer to Note 18, Segment Information and Note 19, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

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

Valuation of Intangible Assets. Intangible assets consist of technology, customer relationships, trade name portfolio and non-compete agreements acquired in the acquisition of Genasys Spain, and patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than its carrying value. This generally occurs when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

Derivatives. We use derivative financial instruments to manage risk related to changes in foreign currency exchange rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record all derivatives on the consolidated balance sheet at fair value using available market information and other observable data. See Note 5, Fair Value Measurements for further discussion.

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

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the bonus amount when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

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

Segment and Related Information

We are engaged in the design, development and commercialization of sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware and Software and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 18, Segment Information, in our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2020 and 2019

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2020		September 30, 2019
	(in thousands)
		% of Total		% of Total	Favorable (Unfavorable)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$39,509	91.9%	$33,384	90.3%	$6,125	18.3%
Contract and other	3,501	8.1%	3,595	9.7%	(94)	(2.6%)
Total revenues	43,010	100.0%	36,979	100.0%	6,031	16.3%

Cost of revenues	20,371	47.4%	18,523	50.1%	(1,848)	(10.0%)
Gross Profit	22,639	52.6%	18,456	49.9%	4,183	22.7%

Operating expenses
Selling, general and administrative	12,044	28.0%	10,792	29.2%	(1,252)	(11.6%)
Research and development	4,554	10.6%	4,528	12.2%	(26)	(0.6%)
Total operating expenses	16,598	38.6%	15,320	41.4%	(1,278)	(8.3%)

Income from operations	6,041	14.0%	3,136	8.5%	2,905	92.6%

Other income	127	0.3%	221	0.6%	(94)	(42.5%)

Income before income taxes	6,168	14.3%	3,357	9.1%	2,811	83.7%
Income tax (benefit) expense	(5,706)	(13.3%)	572	1.5%	6,278	1,097.6%
Net income	$11,874	27.6%	$2,785	7.5%	$9,089	326.4%

Net revenue
Hardware	$41,412	96.3%	$34,931	94.5%	$6,481	18.6%
Software	1,598	3.7%	2,048	5.5%	(450)	(22.0%)
Total net revenue	$43,010	100.0%	$36,979	100.0%	$6,031	16.3%

US v International revenue
US revenue	$32,765	76.2%	$26,047	70.4%	$6,718	25.8%
International revenue	10,245	23.8%	10,932	29.6%	(687)	(6.3%)
Total net revenue	$43,010	100.0%	$36,979	100.0%	$6,031	16.3%

Revenues

Revenues increased $6.0 million, or 16.3%, in the fiscal year ended September 30, 2020. Higher backlog entering fiscal 2020, compared to the prior year and fiscal 2020 orders of $36.0 million contributed to higher revenue in fiscal 2020. LRAD AHD product revenue increased $9.2 million or 32.1% due to significant U.S. Army orders in backlog at the start of the fiscal year. Genasys PSMN product revenue decreased $3.2 million or 37.3% compared to fiscal year 2019. Domestic revenues increased 25.8% over the prior year while international revenues decreased 6.3% over the prior year. We had aggregate deferred revenue and prepayments from customers in advance of product shipment of $4.4 million and $5.6 million at September 30, 2020 and 2019, respectively. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2020 grew $4.2 million, or 22.7%, over fiscal year 2019, primarily due to increased revenue. Gross margin as a percentage of sales increased this year compared to the prior year primarily due to higher sales and manufacturing overhead expenses were lower as a percentage of sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.3 million, or 11.6%. The increase was primarily due to increases in employee related expenses of $1.1 million, sales and marketing expenses of $0.2 million and professional services of $0.4 million primarily offset by decreases in travel related expenses of $0.3 million.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2020 and 2019 of $0.9 million and $0.7 million, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $26 thousand, or 0.6%, primarily due to employee related expenses offset by allocation of engineering expenses to cost of revenues.

Included in R&D expenses for the year ended September 30, 2020 was $20 thousand of non-cash share-based compensation expenses, compared to $54 thousand for the year ended September 30, 2019.

Other Income

Other income decreased by $94 thousand primarily due to a $76 thousand unrealized loss on a foreign currency forward contract.

Net Income

The net income of $11.9 million for fiscal 2020 was an improvement of $9.1 million over the net income in fiscal year 2019. Fiscal year 2020 had higher revenue and gross profit offset by smaller increase in operating expenses. Income tax expense increased $0.9 million due to higher net income, offset by a non-cash benefit of $7.1 million during the quarter ended September 30, 2020, which resulted from the release of a portion of the valuation allowance against deferred assets. Management assessed the Company’s historical and projected taxable income, along with any tax planning strategies and other positive or negative evidence, and determined it was more likely than not that a portion of the deferred tax assets will be realized. For additional details, refer to Note 13, Income Taxes, in our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2020 was $23.3 million, compared to $18.8 million at September 30, 2019. In addition, we had $4.3 million in short-term marketable securities at September 30, 2020, compared to $3.7 million at September 30, 2019 and long-term marketable securities of $3.8 million and $1.4 million at September 30, 2020 and 2019, respectively. We also had restricted cash of $0.7 million at each of September 30, 2020 and 2019. Other than cash and expected future cash flows from operating activities in subsequent periods, we have no other unused sources of liquidity at this time.

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

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares. Based on our current cash position, our order backlog, and assuming the accuracy of our currently planned expenditures, we believe we have sufficient capital to fund planned levels of operations for at least the next twelve months. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Twelve Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Cash provided by (used in):
Operating activities	$6,918	$9,855
Investing activities	(3,135)	(610)
Financing activities	679	(1,485)

Operating Activities

Net income of $11.9 million for the fiscal year ended September 30, 2020 included $2.8 million of non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, unrealized loss on a foreign currency forward contract, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected a $0.5 million increase in accounts payable and a $0.9 million decrease in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, offset by a $1.8 million increase in accounts receivable that resulted from higher current year fiscal fourth quarter shipments, a $0.5 million increase in inventory and a $1.2 million decrease in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities.

Net income of $2.8 million for the fiscal year ended September 30, 2019, included $2.3 million of non-cash items including share-based compensation expense, deferred income taxes, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected an $0.9 million increase in accounts receivable that resulted from higher current year fiscal fourth quarter shipments, a decrease of $2.2 million in accounts payable and a $5.6 million increase in accrued and other liabilities, which included customer deposits, deferred revenue, deferred rent and leasehold incentives. Cash provided by operating activities also reflected a decrease in inventory of $0.8 million and a decrease of $1.4 million for prepaid expenses and other, which included deposits paid on inventory purchases, prepaid rent, and prepaid insurance.

We had accounts receivable of $5.4 million and $3.6 million at September 30, 2020 and 2019, respectively. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

At September 30, 2020 and 2019, our working capital was $29.8 million and $24.8 million, respectively. The increase in working capital was largely the result of net income generated from operations.

Investing Activities

In the fiscal year ended September 30, 2020, we used $8.1 million of cash to purchase short and long-term marketable securities, compared to using $4.5 million to purchase short and long-term marketable securities in the fiscal year ended September 30, 2019. In the fiscal year ended September 30, 2020, we had proceeds from maturities of available for sale marketable securities of $5.1 million compared to $4.2 million in fiscal year 2019.

We also used cash in investing activities primarily for the purchase of product tooling, computer equipment and leasehold improvements for our operating facility. Cash used for capital expenditures was $0.1 million and $0.3 million in the fiscal years ended September 30, 2020 and 2019, respectively. In fiscal 2017, we began to expense patent and trademark costs as incurred. We anticipate additional expenditures for patents and capital expenditures in fiscal year 2021 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2020 and 2019, we received proceeds from the exercise of stock options of $1.1 million and $0.7 million, respectively.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program expired on December 31, 2018. During the fiscal year ended September 30, 2020, the Company repurchased 156,505 shares at an average price per share of $2.54 for a total cost of $0.4 million. During the fiscal year ended September 30, 2019, the Company repurchased 788,425 shares at an average price per share of $2.75 for a total cost of $2.2 million. As of September 30, 2020, all repurchased shares were retired.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 12, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2020 and 2019, the Company accrued $1.6 million and $1.3 million respectively, for bonuses, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

We are a party to an employment agreement with our chief executive officer that provides for severance benefits including twelve months' salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of such fiscal year, and vesting of a share of the stock options held by him that are subject to performance-based vesting. The agreement also has a change of control clause whereby the chief executive officer would be entitled to receive specified severance and equity vesting benefits if specified termination events occur. There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2020, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors”, “Board and Committee Matters and Corporate Governance Matters” and "Delinquent Section 16(a) Reports" contained in Proxy Statement.

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

3.1.3	Amendment to Certificate of Incorporation dated March 24, 2010. Incorporated by reference to Exhibit 3.1 on Form 8-K dated March 31, 2010.

3.1.4	Amendment to Certificate of Incorporation dated January 6, 2020. Incorporated by reference to Exhibit 3.1 on Form 8-K dated January 13, 2020.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, dated May 10, 2006.

4.	Instruments Defining the Rights of Securities Holders

4.1	Description of the Securities of the Registrant*

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 14, 2007.+

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

10.6

Form of Restricted Stock Unit Award Agreement For Non-Employee Directors under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 16, 2017.+

10.7

Form of Restricted Stock Unit Award Agreement For Employees under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 on Form 10-K for the year ended September 30, 2018, dated December 21,2018.+

10.8

Employment Agreement, dated August 1, 2016, by and among LRAD Corporation and Richard Danforth. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 3, 2016.+

10.9	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2007.

San Diego, California

December 9, 2020

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$23,319	$18,819
Short-term marketable securities	4,265	3,695
Restricted cash	282	263
Accounts receivable, net	5,442	3,644
Inventories, net	5,949	5,835
Prepaid expenses and other	6,065	1,782
Total current assets	45,322	34,038

Long-term marketable securities	3,805	1,385
Long-term restricted cash	395	435
Deferred tax assets, net	11,095	5,387
Property and equipment, net	1,930	2,269
Goodwill	2,472	2,306
Intangible assets, net	943	1,176
Operating lease right of use asset	5,285	-
Other assets	125	124
Total assets	$71,372	$47,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,370	$860
Accrued liabilities	13,085	8,134
Notes payable, current portion	300	280
Operating lease liabilities, current portion	771	-
Total current liabilities	15,526	9,274

Notes payable, less current portion	18	33
Other liabilities, noncurrent	293	2,432
Operating lease liabilities, noncurrent	6,395	-
Total liabilities	22,232	11,739

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,561,544 and 32,949,987 shares issued and outstanding, respectively	-	-
Additional paid-in capital	91,248	89,572
Accumulated deficit	(41,858)	(53,732)
Accumulated other comprehensive loss	(250)	(459)
Total stockholders' equity	49,140	35,381
Total liabilities and stockholders' equity	$71,372	$47,120

See accompanying notes

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended September 30,
	2020	2019
Revenues:
Product sales	39,509	33,384
Contract and other	3,501	3,595
Total revenues	43,010	36,979
Cost of revenues	20,371	18,523

Gross Profit	22,639	18,456

Operating expenses
Selling, general and administrative	12,044	10,792
Research and development	4,554	4,528
Total operating expenses	16,598	15,320

Income from operations	6,041	3,136

Other income	127	221

Income before income taxes	6,168	3,357
Income tax (benefit) expense	(5,706)	572
Net income	$11,874	$2,785

Net income per common share:
Basic	$0.36	$0.09
Diluted	$0.35	$0.08
Weighted average common shares outstanding:
Basic	33,220,915	32,689,028
Diluted	34,092,328	33,397,095

Genasys Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended September 30,
	2020	2019
Net income	$11,874	$2,785
Other comprehensive income
Unrealized gain (loss) on marketable securities	(4)	20
Unrealized foreign currency gain (loss)	213	(234)
Comprehensive income	$12,083	$2,571

See accompanying notes

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2018	33,176,146	$332	$90,251	$(56,517)	$(246)	$33,488

Share-based compensation expense	-	-	735	-	-	735
Issuance of common stock upon exercise of stock options, net	406,151	4	757	-	-	757
Issuance of common stock upon vesting of restricted stock units	156,115	2	-	-	-	-
Stock buyback	(788,425)	(8)	(2,171)	-	-	(2,171)
Other comprehensive loss	-	-	-	-	(213)	(213)
Net income	-	-	-	2,785	-	2,785
Balance at September 30, 2019	32,949,987	$330	$89,572	$(53,732)	$(459)	$35,381

Share-based compensation expense	-	-	980	-	-	980
Issuance of common stock upon exercise of stock options, net	583,019	6	1,136	-	-	1,136
Issuance of common stock upon vesting of restricted stock units	198,106	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(42)	-	-	(42)
Stock buyback	(156,505)	(2)	(398)	-	-	(398)
Other comprehensive income	-	-	-	-	209	209
Net income	-	-	-	11,874	-	11,874
Balance at September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2020	2019
Operating Activities:
Net income	$11,874	$2,785

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	825
Provision for doubtful accounts	4	(23)
Warranty provision	16	85
Inventory obsolescence	407	128
Unrealized loss on foreign currency forward contract	76	-
Share-based compensation	980	735
Deferred income taxes	(5,708)	570
Amortization of operating lease right of use asset	599	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,775)	(855)
Inventories, net	(521)	771
Prepaid expenses and other	927	1,359
Accounts payable	477	(2,095)
Accrued and other liabilities	(1,238)	5,570
Net cash provided by operating activities	6,918	9,855

Investing Activities:
Purchases of marketable securities	(8,056)	(4,495)
Proceeds from maturities of marketable securities	5,061	4,228
Capital expenditures	(140)	(343)
Net cash used in investing activities	(3,135)	(610)

Financing Activities:
Proceeds from exercise of stock options	1,136	703
Repurchase of common stock	(398)	(2,171)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(42)	-
Payments on promissory notes	(17)	(17)
Net cash provided by (used in) financing activities	679	(1,485)
Effect of foreign exchange rate on cash	17	(49)
Net increase in cash, cash equivalents and restricted cash	4,479	7,711
Cash, cash equivalents and restricted cash, beginning of period	19,517	11,806
Cash, cash equivalents and restricted cash, end of period	$23,996	$19,517

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$23,319	$18,819
Restricted cash, current portion	282	263
Long-term restricted cash	395	435
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$23,996	$19,517

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Interest paid	$-	$3

Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$(4)	$20
Initial measurement of operating lease ROU assets	$5,824	$-
Initial measurement of operating lease liabilities	$7,815	$-

Genasys Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share and share amounts)

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has five wholly owned subsidiaries, Genasys II Spain, S.A.U (“Genasys Spain”), Genasys Communications Canada ULC, Genasys Singapore PTE Ltd and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. At September 30, 2020, accounts receivable from two customers accounted for 36% and 24% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At September 30, 2019, accounts receivable from two customers accounted for 33% and 11% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At September 30, 2020 and 2019, the amount of cash and cash equivalents was $23,319 and $18,819.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At September 30, 2020 and 2019, the amount of restricted cash was $677 and $698, which is included in Restricted Cash and Long-term Restricted Cash.

MARKETABLE SECURITIES

The Company accounts for investments in debt instruments as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income. The realized gains and losses on marketable securities are determined using the specific identification method.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries accounts receivable at historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue at September 30, 2020 or 2019 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. At September 30, 2020 and 2019, the Company had an allowance for doubtful accounts of $130 and $127, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During fiscal years 2020 and 2019, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $37 during the year ended September 30, 2020 for parts and demo equipment that may not be utilized. The Company also increased its inventory reserve by $134 during the year ended September 30, 2019 for parts and demo equipment that may not be utilized.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below its carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management does not consider the value of goodwill to be impaired as of September 30, 2020. Refer to Note 8, Goodwill and Intangible Assets for more information.

LEASES

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”) in the fiscal year beginning October 1, 2019. In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Note 3, Recent Accounting Pronouncements and Note 12, Leases for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $259 and $278 for the fiscal years ended September 30, 2020 and 2019, respectively. Actual revenues from shipping and handling were $241 and $279 for the fiscal years ended September 30, 2020 and 2019, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $263 and $157 for the years ended September 30, 2020 and 2019, respectively.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $126 and $150 at September 30, 2020 and 2019, respectively.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in assessing the ability to realize the Company’s deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income and the tax rates in effect at that time. Additional information regarding income taxes appears in Note 13, Income Taxes.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset, or if changes in facts and circumstances indicate this, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2020 and September 30, 2019. Refer to Note 8, Goodwill and Intangible Assets for information related to long-lived assets.

SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware and Software and its principle markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 18, Segment Information, for additional information.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Refer to Note 17, Net Income Per Share, for additional information.

DERIVATIVES

The Company uses derivative financial instruments to manage its risk related to changes in foreign currency exchange rates and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records all derivatives on the Consolidated Balance Sheet at fair value using available market information and other observable data. See Note 5, Fair Value Measurements, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro. The Company translates the assets and liabilities of Genasys Spain at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the statements of operations. The translation gain for the period was $213 resulting from transactions between Genasys U.S. and Genasys Spain, the timing of transactions in relation to changes in exchange rates and the increase in the exchange rate between the Euro and the U.S. dollar.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options issued to employees, directors and consultants over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Refer to Note 15, Share-based Compensation, for additional information.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2020 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management evaluates events subsequent to September 30, 2020 through the date the accompanying consolidated financial statements are filed with the Securities and Exchange Commission. Refer to Note 20, Subsequent Events for further information.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

New pronouncements adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard was effective for the Company in the fiscal year beginning October 1, 2018. Subsequently the FASB has issued additional guidance (ASU Nos, 2015-14; 2016-08; 2016-10; 2016-12; 2016-13; 2016-20). The adoption of this guidance by the Company, effective October 1, 2018, did not have a material impact on the Company’s consolidated financial statements (see Note 4, Revenue Recognition, for further detail). ASU No. 2014-09 and its amendments form Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

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

In February 2016, the Company adopted Topic 842, which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Topic 842 requires entities to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, which offers a practical expedient that allows entities the option to apply the provisions of Topic 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. In March 2019, the FASB issued ASU 2019-01, which explicitly provides disclosure relief for interim periods during the year the standard is adopted.

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

As a result of adopting Topic 842 effective October 1, 2019, the Company recorded an initial measurement of $7,815 of operating lease liabilities and $5,824 of corresponding operating Right of Use (“ROU”) assets, net of tenant improvement allowances and deferred rent, primarily related to the Company’s facility lease. There was no other impact from the adoption of Topic 842. A portion of the existing leases are denominated in currencies other than the U.S. dollar. As a result, the associated lease liabilities will be remeasured using the current exchange rate in the applicable reporting periods, which may result in foreign exchange gains or losses. There was no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. See Note 12, Leases for further disclosures related to Topic 842.

4. REVENUE RECOGNITION

The Company adopted ASU 2014-09 and its amendments on October 1, 2018. We adopted the new standard using the full retrospective approach.

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

Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts gives us the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balance of contract liabilities as of September 30, 2020 and September 30, 2019, including the change between the periods. There were no contract assets as of September 30, 2020 and September 30, 2019. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Consolidated Balance Sheets. Refer to Note 10, Accrued Liabilities for additional details.

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2019	$5,063	$1,060	$6,123
New performance obligations	7,089	962	8,051
Recognition of revenue as a result of satisfying performance obligations	(8,469)	(1,022)	(9,491)
Effect of exchange rate on deferred revenue	-	24	24
Balance at September 30, 2020	$3,683	$1,024	$4,707
Less: non-current portion	-	(293)	(293)
Current portion at September 30, 2020	$3,683	$731	$4,414

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,707. The Company expects to recognize revenue on approximately $4,414 or 94% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable, foreign currency forward contract and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2020 and 2019.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2020 and 2019. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	September 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$365	$-	$365	$365	$-	$-

Level 2:
Certificates of deposit	1,195	-	1,195	-	-	1,195
Municipal securities	3,777	4	3,781	-	2,432	1,350
Corporate bonds	3,091	3	3,094	-	1,833	1,260
Subtotal	8,063	7	8,070	-	4,265	3,805

Total	$8,428	$7	$8,435	$365	$4,265	$3,805

	September 30, 2019
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$276	$-	$276	$276	$-	$-

Level 2:
Certificates of deposit	972	-	972	-	499	473
Municipal securities	240	-	240	-	80	160
Corporate bonds	3,857	11	3,868	-	3,116	752
Subtotal	5,069	11	5,080	-	3,695	1,385

Total	$5,345	$11	$5,356	$276	$3,695	$1,385

Foreign currency forward contract: In August 2020, the Company entered into a foreign currency forward contract as an economic hedge against exposure to changes in the Canadian dollar in connection with the acquisition of Amika Mobile Corporation (“Amika Mobile”). The notional value of the foreign currency forward contract was CAD$6,955 with a maturity date in October 2020. The foreign currency forward contract is classified under Level 2 of the fair value hierarchy. The valuation techniques used to measure the fair value were based on quoted market prices. The foreign currency forward contract asset is recorded in prepaid expenses and the related liability is recorded in accrued liabilities in the Consolidated Balance Sheet as of September 30, 2020. Unrealized gains or losses from the remeasurement of the foreign currency forward contract are recorded in earnings in other income (expense) as this was not designated as a cash flow hedge. On October 1, 2020, the foreign currency forward contract was settled for CAD$6,955 ($5,281), resulting in a realized loss of $48 thousand on the contract. There were no forward contracts during the year ended September 30, 2019. The following table summarizes the foreign currency forward contract asset and liability as of September 30, 2020:

Derivatives not designated as hedging instruments	Asset position	Unrealized loss	Liability Position
Foreign currency forward contract	$5,205	$(76)	$5,281

6. INVENTORIES

Inventories consisted of the following:

	September 30,
	2020	2019
Raw materials	$5,220	$5,060
Finished goods	841	999
Work in process	456	307
Inventories, gross	6,517	6,366
Reserve for obsolescence	(568)	(531)
Inventories, net	$5,949	$5,835

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2020	2019
Office furniture and equipment	$1,181	$1,498
Machinery and equipment	1,184	1,224
Leasehold improvements	2,056	2,019
Construction in progress	8	8
Property and equipment, gross	4,429	4,749
Accumulated depreciation	(2,499)	(2,480)
Property and equipment, net	$1,930	$2,269

	2020	2019
Depreciation expense	$498	$521

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and is due to combining the mass messaging solutions and software development capabilities with existing Company products for enhanced offerings and the skill level of the workforce. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. There were no additions or impairments to goodwill during the year ended September 30, 2020. At September 30, 2020 and September 30, 2019, goodwill was $2,472 and $2,306, respectively. The $166 change in fair value of Goodwill from September 30, 2019 to September 30, 2020 is due to the change in foreign currency rates.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during year ended September 30, 2020, related to goodwill and intangible assets was a reduction of $237.

The Company’s intangible assets consisted of the following:

	September 30,
	2020	2019
Technology	$655	$611
Customer relationships	627	584
Trade name portfolio	228	213
Non-compete agreements	247	230
Patents	72	72
	1,829	1,710
Accumulated amortization	(886)	(534)
	$943	$1,176

	Year ended
	September 30,
	2020	2019
Amortization expense	$302	$304

Estimated amortization expense for the fiscal year ending September 30,

2021	$257
2022	232
2023	200
2024	186
2025	56
Thereafter	12
Total estimated amortization expense	$943

 9. PREPAID EXPENSES AND OTHER

	September 30,
	2020	2019
Deposits for inventory	$54	$1,065
Prepaid insurance	264	194
Foreign currency forward contract asset	5,205	-
Prepaid rent	-	88
Dues and subscriptions	151	88
Trade shows and travel	103	107
Other	288	240
	$6,065	$1,782

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Prepaid insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Foreign currency forward contract asset

In August 2020, in connection with the acquisition of Amika Mobile (see Note 2, Basis of Presentation and Significant Accounting Policies), the Company entered into a foreign currency forward contract to mitigate the foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. The Company estimates the fair values of the foreign currency forward contract asset using current market rates with changes in fair value recorded in the consolidated statements of operations. The foreign currency forward contract is classified under Level 2 of the fair value hierarchy (see Note 5, Fair Value Measurements).

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

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2020	2019
Payroll and related	$2,545	$2,050
Deferred revenue	731	509
Customer deposits	3,683	5,063
Foreign currency forward contract liability	5,281	-
Accrued contract costs	719	253
Warranty reserve	126	150
Deferred rent	-	109
Total	$13,085	$8,134

Other liabilities - noncurrent consisted of the following:

	September 30,
	2020	2019
Deferred rent	$-	$1,881
Deferred extended warranty revenue	293	551
Total	$293	$2,432

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits at September 30, 2020 and 2019.

 Deferred Revenue

Deferred revenue at September 30, 2020 included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ended September 30, 2021.

Customer Deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ended September 30, 2021.

Foreign currency forward contract liability

In August 2020, in connection with the acquisition of Amika Mobile (see Note 2, Basis of Presentation and Significant Accounting Policies ), the Company entered into a foreign currency forward contract to mitigate the foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. The forward contract liability represents the fixed value required to settle the forward contract. The foreign currency forward contract is classified under Level 2 of the fair value hierarchy (see Note 5, Fair Value Measurements).

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

Deferred Rent

Deferred rent liability as of September 30, 2019 consists of the difference between the average rental amount charged to expense and amounts payable under the lease for the Company’s operating facility. Deferred rent also included cash and leasehold incentives from the landlord in the aggregate amount of $1,991 as of September 30, 2019 to compensate for costs incurred by the Company to make the office space ready for operation (leasehold incentives). Prior to the adoption of Topic 842, leasehold incentives received from a landlord are deferred and recognized on a straight-line basis as a reduction to rent expense over the lease term. Upon adoption of Topic 842, the leasehold incentives were a reduction to the measurement of the operating lease ROU asset. Refer to Note 3, Recent Accounting Pronouncements and Note 12, Leases for further detail on the adoption of Topic 842.

Warranty Reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2020	2019
Beginning balance	$150	$99
Warranty provision	16	85
Warranty settlements	(40)	(34)
Ending balance	$126	$150

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

 11. DEBT

In connection with the acquisition of Genasys Spain the Company assumed certain debts of Genasys Spain.  The balances of the acquired debt consist of loans with governmental agencies as of September 30, 2020.   Loans with governmental agencies represent interest free loans granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development.  Loans with governmental agencies as of September 30, 2020 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$36
Ministry of Economy and Competitiveness	February 2, 2024	282	(a)
		$318

(a)     This loan is secured by $282 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash at September 30, 2020. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of September 30, 2020.

The following is a schedule of future annual payments as of September 30, 2020:

2021	$300
2022	18
Total	$318

As of September 30, 2020, the current portion of debt is $300 and the noncurrent portion of debt is $18.

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

The Company is party to operating leases for office and production facilities and equipment under agreements that expire at various dates through 2028. The Company elected the package of practical expedients permitted under the new lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that commenced before the adoption of Topic 842. The Company also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For leases beginning on or after October 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. Certain of the Company’s leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of existing lease agreements were not included in the determination of the operating lease liabilities and the ROU assets. Variable payments such as excess usage fees on existing equipment leases were not included in the determination of the lease liabilities and the ROU assets as the achievement of the specified target that triggers the variable lease payment is not considered probable. In addition, the Company’s facility lease in Spain has an escalating lease clause based on a consumer price index which is considered a variable lease payment and is not included in the determination of the lease liability and ROU asset. A 10% increase in the index would increase the total lease liability approximately $19. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

Upon adoption of Topic 842 as of October 1, 2019, the Company recognized on its consolidated balance sheet an initial measurement of approximately $7,815 of operating lease liabilities, and approximately $5,824 of corresponding operating ROU assets, net of tenant improvement allowances. There was no cumulative effect adjustment to retained earnings as a result of the transition to Topic 842. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations.

The tables below reflect the initial measurement of the operating lease ROU assets and liabilities as of October 1, 2019 and the balances as of September 30, 2020, including the changes during the periods.

Operating right-of- use asset
Initial measurement at October 1, 2019	$7,815
Less lease incentives and tenant improvement allowance	(1,991)
Net operating lease right of use assets at October 1, 2019	5,824
Additional operating lease right of use assets	44
Less amortization of operating lease right-of-use assets	(599)
Effect of exchange rate on operating lease right of use assets	16
Operating lease right of use asset at September 30, 2020	$5,285

Operating lease liabilities
Initial measurement at October 1, 2019	$7,815
Additional operating lease liabilities	44
Less lease principal payments on operating lease liabilities	(709)
Effect of exchange rate on operating lease liabilities	16
Operating lease liabilities at September 30, 2020	7,166
Less non-current portion	(6,395)
Current portion at September 30, 2020	$771

As of September 30, 2020, the Company’s operating leases have a weighted-average remaining lease term of 7.7 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2021	$1,047
2022	1,074
2023	1,022
2024	1,018
2025	1,145
Thereafter	3,104
Total undiscounted operating lease payments	8,410
Less imputed interest	(1,244)
Present value of operating lease liabilities	7,166
Less lease liability, noncurrent	(6,395)
Lease liability, current portion	$771

For the years ended September 30, 2020 and 2019, total lease expense under operating leases was approximately $902 and $887, respectively. The Company did not have any short-term lease expense during the years ended September 30, 2020 and September 30, 2019.

13. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2020	2019
Current tax provision
Federal	$-	$-
State	2	2
Total current tax provision	2	2
Deferred provision
Federal	(4,852)	485
State	(856)	85
Total deferred provision	(5,708)	570

Provision for income taxes	$(5,706)	$572

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2020	2019
Income taxes computed at the federal statutory rate	$1,296	$715
Change in valuation allowance	(7,134)	(5)
Nondeductible compensation, interest expense and other	24	40
State income taxes, net of federal tax benefit	364	155
Change in R&D credit carryover	95	(66)
Stock options and other prior year true-ups	(7)	(142)
Foreign rate differential	(21)	(8)
Refundable Federal AMT Credit	-	28
State business credit utilization	(323)	(145)
Provision for income tax (benefit) expense	$(5,706)	$572

 The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset at September 30, 2020 and 2019 were as follows:

	At September 30,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	11,985	12,682
Research and development credit	5,686	5,856
Share-based compensation	317	506
Equipment	(405)	(78)
Patents	15	24
Accruals and other	2,526	1,222
State tax deduction	-	(6)
Federal AMT Credit	-	24
Allowances	183	169
Right of use asset	(1,334)	-
Gross deferred tax asset	18,973	20,399
Less valuation allowance	(7,878)	(15,012)
Total deferred tax assets, net of valuation allowance	$11,095	$5,387

At September 30, 2020, the Company had net deferred tax assets of approximately $11,095. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. At September 30, 2020, the Company had federal NOL carryforwards of approximately $40,181, which expire from 2022 through 2037. The Company also has an estimated $2,343 and $438 of federal and state R&D tax credits, respectively, at September 30, 2020, a portion of which will begin to expire in the current tax year.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company has sustained profitability over six of the nine most recent fiscal years. In the past few years, the Company has developed products and expanded its marketing efforts into the mass notification market, which is a very large and growing market. While the Company is still in the early stages of market penetration, it has increased its confidence in forecasted taxable income based on growth opportunities in this market. It has also increased its forecasted revenues and taxable income for its directional product opportunities, where it is a leading player in the world market. As a result, during the quarter ended September 30, 2015, the Company determined it was more likely than not that a portion of the deferred tax assets will be realized and, accordingly, released a portion of the valuation allowance. While the Company incurred net losses in the years ended September 30, 2018 and 2017, it was significantly impacted by a non-recurring expense in fiscal 2018 and 2017. The Company expects to utilize the deferred tax asset in the future. The Company adjusted its deferred tax asset value in the quarter ended September 30, 2019 and continues to maintain a valuation allowance of $7,878, related to federal R&D tax credit carryforwards and net operating loss carryforwards, R&D credits and foreign tax credits related to Genasys Spain. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As of September 30, 2020, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.  Subsequently, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which allows for the recording of provisional amounts related to U.S. tax reform and subsequent adjustments related to U.S. tax reform during a measurement period not to exceed one year from the enactment date.  Accordingly, the Company remeasured its net deferred tax assets on a provisional basis based on the rates at which they are expected to be realized in the future, which is generally 21% resulting in a decrease to our net deferred tax assets of $2,374 for the year ended September 30, 2018. As of September 30, 2019, the Company’s accounting for the applicable elements of the legislation is complete and there were no material changes to the provisional amounts previously recorded.

14. COMMITMENTS AND CONTINGENCIES

The Company leases office equipment and operating facilities. During the year ended September 30, 2019, these leases were categorized as operating leases. On October 1, 2019, the Company adopted ASC 842 which required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Refer to Note 12, Leases for further detail on the adoption of ASC 842.

Facility Lease

On July 1, 2018, the Company entered into a lease for 54,766 square feet to replace the expired lease of the prior San Diego facility as the Company’s executive offices, research and development, assembly and operational facilities. The lease commenced July 1, 2018 and will expire August 30, 2028. The aggregate monthly payments, with abatements, average $77, $79, $81, $84, $86, $89, $92 and $94 per month for the third through tenth years of the lease, plus certain other costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes

 Employment Agreements

The Company entered into an employment agreement with our chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of such fiscal year and vesting of a share of the stock options held by him that are subject to performance-based vesting. The agreement also has a change of control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

There are no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Bonus Plan

In fiscal 2020 and 2019, the Company had a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. For the years ended September 30, 2020 and 2019, the Company exceeded the minimum targeted level of orders received, revenues and cash provided by operating activities and accrued $1.6 million and $1.3 million, respectively for bonuses, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the fiscal years ended September 30, 2020 and 2019, the Company made matching contributions of $206 and $220, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2020 and 2019.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. In addition, the Company executed indemnification agreements in June 2013 with the then current Directors and Officers of the Company, indemnifying them from any expenses arising out of any claims. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2020 and 2019.

15. SHARE-BASED COMPENSATION

Stock Option Plans

At September 30, 2020, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The amendment to the Equity Incentive Plan, approved in 2015, authorizes for issuance as stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At September 30, 2020, there were options and restricted stock units outstanding covering 140,000 and 2,822,319 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively, and 604,355 shares of common stock available for grant for a total of 3,566,674 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were no options granted during the year ended September 30, 2019. The weighted average estimated fair value of employee stock options granted during the year ended September 30, 2020 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

Volatility	44.5%
Risk Free Interest Rate	1.40%
Forfeiture rate	10.0%
Dividend Yield	0.0%
Espected life in years	5.35

The Company did not pay a dividend in fiscal 2020 or in fiscal 2019. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed.

As of September 30, 2020, there was approximately $651 of total unrecognized compensation costs related to outstanding stock options and restricted stock units. This amount is expected to be recognized over a weighted average period of 1.63 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. At the grant date, there were 375,000 performance-based stock options assigned to performance criteria within each of fiscal 2019 and 2020. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. As of September 30, 2019, 187,500 of the options related to the 2019 performance criteria vested. The Company recorded a total of $151 in stock-based compensation expense for these options.

This agreement was modified in October 2019, and 93,750 of the unvested options initially allocated to the performance criteria for 2019 were assigned to fiscal 2020. The Company determined that certain performance conditions related to the 2020 performance criteria were achieved and recorded $268 of stock-based compensation expense in the year ended September 30, 2020 related to these options. The total stock-based compensation related to the 2020 performance criteria was $308.

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded stock-based compensation expense related to these options.

Restricted Stock Units

During fiscal 2018, the Board of Directors granted 93,330 restricted stock units (“RSUs”) to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210, which will be expensed on a straight line basis over the three-year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSUs to each of the Company’s five non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $413, were expensed on a straight-line basis through the March 12, 2020 vest date. Also, during fiscal 2019, 99,300 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248, which have and will be expensed on a straight line basis over the three year life of the grants.

On March 10, 2020, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $425, which have and will be expensed on a straight-line basis through the March 10, 2021 vest date. There were also 81,270 RSUs granted to employees during the year ended September 30, 2020, that will vest over three years on the anniversary date of the grant. These were issued at a market value of $258, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $584 for the year ended September 30, 2020. Compensation expense for RSUs was $471 for the year ended September 30, 2019.

Restricted Stock Unit Summary Information

A summary of restricted stock units of the Company as September 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2019	274,849	$2.59
Granted	231,270	$2.95
Released	(198,106)	$2.66
Forfeited/cancelled	(4,999)	$2.58
Outstanding September 30, 2020	303,014	$2.82

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2019	2,219,268	$1.94
Granted	1,133,727	$3.39
Forfeited/expired	(110,671)	$2.11
Exercised	(583,019)	$1.95
Outstanding September 30, 2020	2,659,305	$2.56
Exerciseable September 30, 2020	1,110,789	$2.03

The aggregate intrinsic value for options outstanding and options exercisable at September 30, 2020 was $9,551 and $4,575, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $6.15 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2020 was $2,578 and proceeds from these exercises was $1,136. The total intrinsic value of stock options exercised during the year ended September 30, 2019 was $638 and cash received from these exercises was $757. The Company recognized $1,442 and $638 as a tax benefit in the income tax provision for the years ended September 30, 2020 and 2019, respectively.

The following table summarizes information about stock options outstanding at September 30, 2020:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.86	376,828	2.90	$1.66	347,358	$1.66
$1.99	-	$1.99	1,031,250	3.39	$1.99	562,500	$1.99
$2.02	-	$3.17	117,500	1.04	$2.36	117,500	$2.36
$3.39	-	$3.39	800,000	6.12	$3.39	-	$-
$3.40	-	$3.40	333,727	6.00	$3.40	83,431	$3.40
			2,659,305	4.36	$2.56	1,110,789	$2.03

The Company recorded $396 and $264 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2020, and 2019, respectively.

The amounts of share-based compensation expense for restricted stock units and stock options are classified in the Consolidated Statements of Operations as follows:

	Year ended
	September 30
	2020	2019
Cost of revenues	$20	$16
Selling, general and administrative	939	665
Research and development	21	54
	$980	$735

16. STOCKHOLDERS’ EQUITY

Common Stock Activity

During the year ended September 30, 2020, the Company issued 583,019 shares of common stock and obtained gross proceeds of $1,136 in connection with the exercise of stock options. During the year ended September 30, 2019, the Company issued 406,151 shares of common stock and obtained gross proceeds of $757 in connection with the exercise of stock options. During the year ended September 30, 2020, the Company issued 198,106 of shares of common stock upon full vesting of RSUs. During the year ended September 30, 2019, the Company issued 156,115 of shares of common stock upon full vesting of RSUs.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2020 or 2019.

Share Buyback Program

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. The previous program expired on December 31, 2018.

During the fiscal year ended September 30, 2020, 156,505 shares were repurchased for $398. During the fiscal year ended September 30, 2019, 788,425 shares were repurchased for $2,171. At September 30, 2020, all repurchased shares were retired.

17. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	September 30,
	2020	2019
Net income	$11,874	$2,785

Basic income per share	$0.36	$0.09
Diluted income per share	$0.35	$0.08

Weighted average shares outstanding - basic	33,220,915	32,689,028
Assumed exercise of dilutive options	871,413	708,067
Weighted average shares outstanding - diluted	34,092,328	33,397,095

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	893,750	573,750
RSU	-	-
Total	893,750	573,750

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

The following table presents the Company’s segment disclosures:

For the year ended September 30, 2020:

	Revenue from External Customers	Intercompany Revenues	Operating Income (loss)	Depreciation and amortization expense	Income Tax (Benefit) Expense
Hardware	$41,412	$-	$6,546	$483	$(5,706)
Software	1,598	1,692	(505)	317	-
	$43,010	$1,692	$6,041	$800	$(5,706)

	Long-lived assets	Total Assets
Hardware	$1,924	$66,357
Software	3,421	5,015
	$5,345	$71,372

For the year ended September 30, 2019:

	Revenue from External Customers	Intercompany Revenues	Operating Income	Depreciation and amortization expense	Income Tax Expense
Hardware	$34,931	$-	$3,097	$517	$572
Software	2,048	908	39	308	-
	$36,979	$908	$3,136	$825	$572

	Long-lived assets	Total Assets
Hardware	$2,283	$42,470
Software	3,468	4,650
	$5,751	$47,120

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2020, revenues from one customer accounted for 63% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2019, revenues from two customers accounted for 37% and 10% of total revenues with no other single customer accounting for more than 10% of total revenues.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2020	2019
Americas	$34,815	$27,981
Asia Pacific	5,716	6,578
Europe, Middle East and Africa	2,479	2,420
Total Revenues	$43,010	$36,979

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

20. SUBSEQUENT EVENT

On October 2, 2020, the Company completed the acquisition of the assets of Amika Mobile, pursuant to an Asset Purchase Agreement. Amika Mobile is a leading provider of integrated emergency critical communications based in Ottawa, Canada. Pursuant to the terms of the Purchase Agreement, the Company paid cash consideration of CAD$6,955 (USD $5,281), subject to a CAD$1,000 (approximately USD $748) holdback related to the deferred revenue and prepaid expenses of Amika Mobile. The Company also agreed to issue to Amika Mobile 191,267 shares of the Company’s common stock on each of the first, second, and third anniversaries of the closing date. The Company funded the transaction with available cash on hand. The Company is currently determining the accounting treatment for the transaction, specifically related to the fair value of acquired intangible assets, liabilities, and the related tax impact. The Company believes the acquisition of Amika Mobile will expand the Company’s enterprise software solutions and enhance the Company’s unified multi-channel critical communications platform.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENASYS INC.
December 9, 2020

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

Date: December 9, 2020	By	/s/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2020	By	/s/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 9, 2020	By	/s/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: December 9, 2020	By	/s/ LAURA M. CLAGUE
Laura M. Clague Director

Date: December 9, 2020	By	/s/ GENERAL JOHN G. COBURN
General John G. Coburn Director

Date: December 9, 2020	By	/s/ DANIEL H. MCCOLLUM
Daniel H. McCollum Director

Date: December 9, 2020	By	/s/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

S-1