Form 10-Q
period 2020-12-31
Genasys Inc.
filed 2021-02-10
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

The number of shares of Common Stock, $0.00001 par value, outstanding on February 8, 2021 was 33,641,235.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2020	September 30,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$19,584	$23,319
Short-term marketable securities	5,517	4,265
Restricted cash	295	282
Accounts receivable, net	3,159	5,442
Inventories, net	6,963	5,949
Prepaid expenses and other	713	860
Total current assets	36,231	40,117

Long-term marketable securities	2,419	3,805
Long-term restricted cash	1,180	395
Deferred tax assets, net	11,100	11,095
Property and equipment, net	1,885	1,930
Goodwill	8,500	2,472
Intangible assets, net	3,743	943
Operating lease right of use asset	5,384	5,285
Other assets	161	125
Total assets	$70,603	$66,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,618	$1,370
Accrued liabilities	7,848	7,880
Notes payable, current portion	314	300
Operating lease liabilities, current portion	848	771
Total current liabilities	10,628	10,321

Notes payable, less current portion	18	18
Other liabilities, noncurrent	915	293
Operating lease liabilities, noncurrent	6,385	6,395
Total liabilities	17,946	17,027

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 50,000,000 shares authorized; 33,587,443 and 33,561,544 shares issued and outstanding, respectively	-	-
Additional paid-in capital	94,915	91,248
Accumulated deficit	(42,477)	(41,858)
Accumulated other comprehensive income (loss)	219	(250)
Total stockholders' equity	52,657	49,140
Total liabilities and stockholders' equity	$70,603	$66,167

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended
	December 31,
	2020	2019
Revenues:
Product sales	$6,950	$8,008
Contract and other	1,078	774
Total revenues	8,028	8,782
Cost of revenues	4,324	4,180

Gross Profit	3,704	4,602

Operating expenses
Selling, general and administrative	3,331	2,822
Research and development	1,066	1,084
Total operating expenses	4,397	3,906

(Loss) income from operations	(693)	696

Other income	69	96

(Loss) income before income taxes	(624)	792
Income tax (benefit) expense	(5)	172
Net (loss) income	$(619)	$620

Net (loss) income per common share - basic and diluted	$(0.02)	$0.02
Weighted average common shares outstanding:
Basic	33,574	32,978
Diluted	33,574	33,711

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three months ended
	December 31,
	2020	2019
Net (loss) income	$(619)	$620
Other comprehensive income
Unrealized loss on marketable securities	(3)	(3)
Unrealized foreign currency translation gain	472	88
Comprehensive (loss) income	$(150)	$705

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 31,
	2020	2019
Operating Activities:
Net (loss) income	$(619)	$620

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	281	209
Warranty provision	15	(19)
Inventory obsolescence	100	94
Share-based compensation	182	158
Realized loss on foreign currency forward contract	(48)	-
Unrealized loss on foreign currency forward contract	(28)	-
Deferred income taxes	(5)	172
Amortization of operating lease right of use assets	170	145
Changes in operating assets and liabilities:
Accounts receivable, net	2,300	(2,286)
Inventories, net	(1,114)	(321)
Prepaid expenses and other	120	761
Accounts payable	232	604
Accrued and other liabilities	(314)	(1,918)
Net cash provided by (used in) operating activities	1,272	(1,781)

Investing Activities:
Purchases of marketable securities	(1,793)	(640)
Proceeds from maturities of marketable securities	1,925	589
Purchase of Amika Mobile	(4,367)	-
Capital expenditures	(29)	(86)
Net cash used in investing activities	(4,264)	(137)

Financing Activities:
Proceeds from exercise of stock options	54	144
Net cash provided by financing activities	54	144
Effect of foreign exchange rate on cash	1	14
Net decrease in cash, cash equivalents, and restricted cash	(2,937)	(1,760)
Cash, cash equivalents and restricted cash, beginning of period	23,996	19,517
Cash, cash equivalents and restricted cash, end of period	$21,059	$17,757

	-	-
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$19,584	$17,092
Restricted cash, current portion	295	270
Long-term restricted cash	1,180	395
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$21,059	$17,757

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

Supplemental disclosures of cash flow information:

	Three months ended December 31,
	2020	2019
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(3)	$(3)
Obligation to issue common stock in connection with the purchase of Amika Mobile	$(3,431)	$-
Initial measurement of operating lease right of use assets	$248	$5,824
Initial measurement of operating lease liabilities	$248	$7,815

Business combination accounted for as a purchase
Fair value of net assets acquired	$8,411	$-

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

1.	OPERATIONS

Genasys Inc. (formerly LRAD® Corporation), a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging solutions for emergency warning and workforce management. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products and mass messaging solutions are in North and South America, Europe, the Middle East and Asia. On October 23, 2019, the Company announced its rebranding and began doing business as Genasys Inc.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 10, 2020. The accompanying condensed consolidated balance sheet at September 30, 2020 has been derived from the audited consolidated balance sheet at September 30, 2020 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The Company has seven wholly owned subsidiaries, Genasys II Spain, S.A.U (“Genasys Spain”), Genasys Communications Canada ULC, Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC and Genasys Inc. (branch) in the United Arab Emirates and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2020 the amount of cash and cash equivalents was $19,584. At September 30, 2020 the amount of cash and cash equivalents was $23,319.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company considers cash and cash equivalents designated to fund specific future contractual obligations related to business combinations to be restricted cash. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. At December 31, 2020 the current portion of restricted cash was $295 and the noncurrent portion was $1,180. At September 30, 2020 the current portion of restricted cash was $270 and the noncurrent portion was $395.

Immaterial Correction of Prior Period Financial Statements

During the quarter ended December 31, 2020, Company management identified an immaterial error in the previously issued September 30, 2020 consolidated balance sheet. This error resulted in an overstatement of prepaid expenses and accrued liabilities of $5,205 related to a foreign currency forward contract which was presented on a gross basis rather than on a net basis. There was no impact to the consolidated statement of operations or the consolidated statement of cash flows as of September 30, 2020, as a result of this misstatement. Further, there was no impact to the condensed consolidated financial statements as of, and for the quarter ended December 31, 2020, as the forward contract was settled during this period. SEC Staff Accounting Bulletin: No. 99 – Materiality and No. 108 – Financial Statement Misstatement were used by management to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on either the accompanying condensed consolidated balance sheet as of December 31, 2020 or the previously issued consolidated balance sheet as of September 30, 2020, and therefore the misstatement was corrected in the accompanying condensed consolidated balance sheet as of September 30, 2020. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

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

New pronouncements adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU No. 2018-13 on October 1, 2020, with no impact to the condensed consolidated financial statements.

4.	BUSINESS COMBINATION

On October 2, 2020, the Company completed the purchase of the assets of Amika Mobile Corporations (“Amika Mobile”) pursuant to an Asset Purchase Agreement. Amika Mobile is a leading provider of integrated emergency critical communications based in Ottawa, Canada. The Company believes the Amika Mobile asset purchase will expand the Company’s enterprise software solutions and enhance the Company’s unified multi-channel critical communications platform.

The Amika Mobile asset purchase was accounted for as a business combination using the acquisition method pursuant to ASC Topic 805. As the acquirer for accounting purposes, the Company has estimated the purchase consideration, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase consideration over the fair value of net assets acquired recognized as goodwill. The estimated fair value of assets purchased and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value.

The consideration consisted of the following:

Cash paid	$4,367
Asset purchase holdback liability	613
Common stock to be issued	3,431
$8,411

Under the terms of the Asset Purchase Agreement, the Company is required to deposit a holdback liability in the amount of CAD$1,000 into an interest-bearing account as security for potential indemnification claims against the seller. The holdback amount will be released three years from the closing date subject to amounts withheld for actual, pending or potential claims. The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in an addition of $3,431 to additional paid-in-capital. The cash portion of the purchase price was funded from cash on hand.

The Company incurred $242 in expenses related to this transaction, through December 31, 2020. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations as follows: $10 in the first quarter of fiscal 2021, $132 in the fourth quarter of fiscal 2020 and $100 in the third quarter of fiscal 2020.

Purchase Price Allocation

Assets Acquired
Prepaid expenses	$2
Fixed assets	22
Operating lease right of use asset	248
Intangible Assets	2,820
Goodwill	5,663
Total assets acquired	$8,755

Liabilities assumed
Accrued liabilities	$96
Operating lease liability	248
Total liabilities assumed	344
Net Assets acquired	$8,411

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Useful Lives (in years)
Developed technology	$2,500	7
Customer relationships	320	7
	$2,820

Identifiable intangible assets consist of certain technology and customer relationships purchased from Amika Mobile. Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 7 years. These intangible assets are classified as Level 3 in the ASC Topic 820 three-tier fair value hierarchy.

The goodwill for Amika Mobile is attributable to combining the Company’s existing emergency communications solutions with the software and software development capabilities of Amika Mobile to enhance product offerings. Goodwill is also attributable to the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Goodwill from the Amika Mobile asset purchase will not be deductible for tax purposes.

5.	REVENUE RECOGNITION

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

The Company disaggregates revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with the Company’s business operations and to be consistent with other communications and public filings. Refer to Note 19, Segment Information and Note 20, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

 Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of December 31, 2020 and September 30, 2020, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 11, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2020	$3,683	$1,024	$4,707
New performance obligations	3,476	245	3,721
Recognition of revenue as a result of satisfying performance obligations	(2,221)	(439)	(2,660)
Effect of exchange rate on deferred revenue	-	21	21
Balance at December 31, 2020	$4,938	$851	$5,789
Less: non-current portion	-	(275)	(275)
Current portion at December 31, 2020	$4,938	$576	$5,514

Remaining Performance Obligations

Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5,789. The Company expects to recognize revenue on approximately $5,514 or 95% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of December 31, 2020 or September 30, 2020. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2020 and September 30, 2020. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	December 31, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$528	$-	$528	$528	$-	$-

Level 2:
Certificates of deposit	1,194	-	1,194	-	-	1,194
Municipal securities	4,411	2	4,413	-	3,638	775
Corporate bonds	2,327	2	2,329	-	1,879	450
Subtotal	7,932	4	7,936	-	5,517	2,419

Total	$8,460	$4	$8,464	$528	$5,517	$2,419

	September 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$365	$-	$365	$365	$-	$-

Level 2:
Certificates of deposit	1,195	-	1,195	-	-	1,195
Municipal securities	3,777	4	3,781	-	2,432	1,350
Corporate bonds	3,091	3	3,094	-	1,833	1,260
Subtotal	8,063	7	8,070	-	4,265	3,805

Total	$8,428	$7	$8,435	$365	$4,265	$3,805

Foreign currency forward contract: In August 2020, the Company entered into a foreign currency forward contract as an economic hedge against exposure to changes in the Canadian dollar in connection with the Amika Mobile asset purchase. At September 30, 2020, the notional value of the foreign currency forward contract was CAD$6,955 with a maturity date in October 2020. The foreign currency forward contract was fair valued at $76 and classified under Level 2 of the fair value hierarchy. The valuation techniques used to measure the fair value were based on quoted market prices. On October 1, 2020, the foreign currency forward contract was settled for CAD$6,955 (USD$5,281), resulting in a realized loss of $48 on the contract that was recorded in earnings as other income (expense). The estimated foreign currency forward contract liability was recorded in accrued liabilities in the consolidated balance sheet as of September 30, 2020.

7.	INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,	September 30,
	2020	2020
Raw materials	$5,859	$5,220
Finished goods	763	841
Work in process	927	456
Inventories, gross	7,549	6,517
Reserve for obsolescence	(586)	(568)
Inventories, net	$6,963	$5,949

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	September 30,
	2020	2020
Office furniture and equipment	$1,244	$1,181
Machinery and equipment	1,193	1,184
Leasehold improvements	2,056	2,056
Construction in progress	28	8
Property and equipment, gross	4,521	4,429
Accumulated depreciation	(2,636)	(2,499)
Property and equipment, net	$1,885	$1,930

	Three months ended December 31,
	2020	2019
Depreciation expense	$99	$134

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing LRAD products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. During the three months ended December 31, 2020, the Company added $5,663 in goodwill related to the Amika Mobile asset purchase. There were no impairments to goodwill during the three months ended December 31, 2020.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $156. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. During the three months ended December 31, 2020, the Company added $2,820 in intangible assets related to the Amika Mobile asset purchase. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $375. The Company’s intangible assets consisted of the following:

	December 31,	September 30,
	2020	2020
Developed technology	$3,297	$655
Customer relationships	990	627
Trade name portfolio	238	228
Non-compete agreements	258	247
Patents	72	72
	4,855	1,829
Accumulated amortization	(1,112)	(886)
	$3,743	$943

As of December 31, 2020, future amortization expense is as follows:

Fiscal year ending September 30,
2021 (remaining nine months)	$501
2022	664
2023	630
2024	615
2025	480
Thereafter	853
Total estimated amortization expense	$3,743

Amortization expense was $182 for the three months ended December 31, 2020. Amortization expense was $75 for the three months ended December 31, 2019.

10.	PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2020	2020
Deposits for inventory	$90	$54
Prepaid insurance	185	264
Dues and subscriptions	106	151
Trade shows and travel	104	103
Other	228	288
	$713	$860

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

Trade shows and travel

Trade shows and travel consists of payments made in advance for trade show events.

11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2020	2020
Payroll and related	$1,343	$2,545
Deferred revenue	576	731
Customer deposits	4,938	3,683
Accrued contract costs	857	719
Warranty reserve	134	126
Other	-	76
Total	$7,848	$7,880

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2020	2020
Deferred extended warranty revenue	$275	$293
Asset purchase holdback liability	640	-
Total	$915	$293

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred Revenue

Deferred revenue as of December 31, 2020 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ended December 31, 2021.

Customer Deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the next twelve months.

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

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31,	September 30,
	2020	2020
Beginning balance	$126	$150
Warranty provision	15	16
Warranty settlements	(7)	(40)
Ending balance	$134	$126

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdabck liability related to future adjustments to assets and liabilities and as security for potential indemnification claims. Adjustments and indemnification claims of up to CAD$1,000 (USD$785) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

12.	DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of December 31, 2020. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of December 31, 2020 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$37
Ministry of Economy and Competitiveness	February 2, 2024	295	(a)
		$332

(a)

This loan is secured by $295 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at December 31, 2020. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal 2021 and that the outstanding balance of the loan will be paid in full during fiscal 2021. Accordingly, this has been included in the current portion of notes payable as of December 31, 2020.

The following is a schedule of future annual payments as of December 31, 2020:

2021	$314
2022	18
Total	$332

The current portion of debt is $314 and the noncurrent portion of debt is $18.

13.	LEASES

The Company determines if an arrangement is a lease at inception. The guidance in Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, the portfolio approach is used in determining the discount rate used to present value lease payments. The operating ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

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

For leases beginning on or after October 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. Certain of the Company’s leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of existing lease agreements were not included in the determination of the operating lease liabilities and the operating ROU assets. Variable payments such as excess usage fees on existing equipment leases were not included in the determination of the lease liabilities and the operating ROU assets as the achievement of the specified target that triggers the variable lease payment is not considered probable. In addition, the Company’s facility lease in Spain has an escalating lease clause based on a consumer price index which is considered a variable lease payment and is not included in the determination of the lease liability and operating ROU asset. A 10% increase in the index would increase the total lease liability approximately $19. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

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

During the three months ended December 31, 2020, the Company added an additional operating ROU asset of $248 and operating lease liability of $248 for office space in connection with the Amika Mobile asset purchase. The tables below show the operating ROU assets and liabilities as of September 30, 2020 and the balances as of December 31, 2020, including the changes during the periods.

Operating ROU assets
Operating lease ROU asset at September 30, 2020	$5,285
Additional operating lease ROU assets	248
Less amortization of operating lease ROU assets	(170)
Effect of exchange rate on operating lease ROU assets	21
Operating lease ROU asset at December 31, 2020	$5,384

Operating lease liabilities
Operating lease liabilities at September 30, 2020	$7,166
Additional operating lease liabilities	248
Less lease principal payments on operating lease liabilities	(202)
Effect of exchange rate on operating lease liabilities	21
Operating lease liabilities at December 31, 2020	7,233
Less non-current portion	(6,385)
Current portion at December 31, 2020	$848

As of December 31, 2020, the Company’s operating leases have a weighted-average remaining lease term of 7.34 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2021 (remaining nine months)	$840
2022	1,146
2023	1,090
2024	1,085
2025	1,162
Thereafter	3,104
Total undiscounted operating lease payments	8,427
Less imputed interest	(1,194)
Present value of operating lease liabilities	7,233
Less lease liability, noncurrent	(6,385)
Lease liability, current portion	$848

For the three months ended December 31, 2020 and 2019, total lease expense under operating leases was approximately $236 and $225 respectively. The Company did not have any short-term lease expense during the three months ended December 31, 2020 and December 31, 2019.

14.	INCOME TAXES

For the three months ended December 31, 2020, the Company recorded income tax benefit of $5 reflecting an effective tax rate of 31.2%. For the three months ended December 31, 2019, the Company recorded an income tax expense of $172 reflecting an effective tax rate of 21.8%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

15.	COMMITMENTS AND CONTINGENCIES

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2020, the Company recorded $459 of bonus expense. In the three months ended December 31, 2019, the Company recorded $408 of bonus expense.

Amika Mobile Asset Purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to future adjustments to assets and liabilities and as security for potential indemnification claims. Adjustments and indemnification claims of up to CAD$1,000 (USD$785) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital.

16. SHARE-BASED COMPENSATION

Stock Option Plans

At December 31, 2020, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015, but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was approved by the Company’s Board of Directors on December 6, 2016 and by the Company’s stockholders on March 14, 2017. The 2015 Plan authorizes the issuance stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 5,000,000 new shares of common stock to employees, directors, advisors or consultants. At December 31, 2020, there were options and restricted stock units outstanding covering 115,000 and 2,942,018 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 483,480 shares of common stock available for grant for a total of 3,540,498 currently available under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 215,000 stock options granted during the three months ended December 31, 2020. There were 1,133,727 stock options granted during fiscal 2020. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2020 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	December 31,
	2020	2019
Volatility	48.6%	40.2%
Risk-free interest rate	0.6%	1.5%
Forfeiture rate	3.8%	10.0%
Dividend yield	0.0%	0.0%
Expected term	6.9	5.0

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2021 or in fiscal 2020.

As of December 31, 2020, there was approximately $1,067 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.6 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that certain performance conditions related to the 2019 and 2020 performance criteria were achieved. 187,500 options related to the 2019 performance criteria vested and 375,000 options related to the 2020 performance criteria vested. The Company recorded a total of $459 in stock-based compensation expense for these options through September 30, 2020, in selling, general and administrative expenses in the consolidated statement of operations.

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

The Company did not grant any PVO’s during the three months ended December 31, 2020.

Restricted Stock Units

During fiscal 2018, the Board of Directors granted 93,330 restricted stock units (“RSUs”) to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210, which will be expensed on a straight-line basis over the three-year life of the grants.

On February 7, 2019, the Board of Directors approved non-employee director compensation to include an annual grant of 30,000 RSUs to each of the Company’s five non-employee directors that will vest on the first anniversary of the grant date. These were issued at a market value of $413, were expensed on a straight-line basis through the March 12, 2020 vest date. Also, during fiscal 2019, 99,300 RSUs were granted to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248, which have and will be expensed on a straight-line basis over the three-year life of the grants. There were no RSUs granted during the three months ended December 31, 2020.

Compensation expense for RSUs was $138 for the three months ended December 31, 2020. Compensation expense for RSUs was $126 for the three months ended December 31, 2019.

A summary of the restricted stock units of the Company as of December 31, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2020	303,014	$2.82
Granted	-	$-
Released	-	$-
Forfeited/cancelled	(277)	$2.26
Outstanding December 31, 2020	302,737	$2.82

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2020	2,659,305	$2.56
Granted	215,000	$6.87
Forfeited/expired	(94,125)	$1.99
Exercised	(25,899)	$2.06
Outstanding December 31, 2020	2,754,281	$2.92
Exerciseable December 31, 2020	1,500,749	$2.08

Options outstanding are exercisable at prices ranging from $1.31 to $6.87 per share and expire over the period from 2020 to 2027 with an average life of 4.42 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 was $9,993 and $6,670, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $6.52 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2020 was $113 and proceeds from these exercises was $54. The total intrinsic value of stock options exercised during the three months ended December 31, 2019 was $128 and proceeds from these exercises was $144.

The following table summarized information about stock options outstanding at December 31, 2020:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.86	373,054	2.64	$1.66	351,460	$1.66
$1.99	-	$1.99	937,500	3.18	$1.99	937,500	$1.99
$2.02	-	$3.17	95,000	0.91	$2.42	95,000	$2.42
$3.39	-	$3.40	1,133,727	5.83	$3.39	104,289	$3.40
$6.87	-	$6.87	215,000	6.94	$6.87	12,500	$6.87
			2,754,281	4.42	$2.92	1,500,749	$2.08

The Company recorded $44 and $32 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2020, and 2019, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended
	December 31,
	2020	2019
Cost of revenues	$5	$4
Selling, general and administrative	171	143
Research and development	6	11
	$182	$158

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2020 and the three months ended December 31, 2019 (amounts in thousands, except par value and share amounts):

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140
Share-based compensation expense	-	-	182	-	-	182
Issuance of common stock upon exercise of stock options, net	25,899	-	54	-	-	54
Obligation to issue common stock	-	-	3,431	-	-	3,431
Other comprehensive loss	-	-	-	-	469	469
Net loss	-	-	-	(619)	-	(619)
Balance at December 31, 2020	33,587,443	$336	$94,915	$(42,477)	$219	$52,657

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	$330	$89,572	$(53,732)	$(459)	$35,381
Share-based compensation expense	-	-	158	-	-	158
Issuance of common stock upon exercise of stock options, net	83,343	1	144	-	-	144
Other comprehensive loss	-	-	-	-	85	85
Net income	-	-	-	620	-	620
Balance at December 31, 2019	33,033,330	$331	$89,874	$(53,112)	$(374)	$36,388

Common Stock Activity

During the three months ended December 31, 2020, the Company issued 25,899 shares of common stock and received gross proceeds of $54 in connection with the exercise of stock options. During the three months ended December 31, 2019, the Company issued 83,343 shares of common stock and received gross proceeds of $144 in connection with the exercise of stock options.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital.

Share Buyback Program

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the Board of Directors extended the buyback program until December 31, 2022. The previous program expired on December 31, 2018.

During the three months ended December 31, 2020 and 2019, no shares were repurchased by the Company.

Dividends

There were no dividends declared in the three months ended December 31, 2020 and 2019.

18. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months Ended
	December 31,
	2020	2019
Net (loss) income	$(619)	$620

Basic (loss) income per share	$(0.02)	$0.02
Diluted (loss) income per share	$(0.02)	$0.02

Weighted average shares outstanding - basic	33,573,755	32,977,765
Assumed exercise of dilutive options	-	732,855
Weighted average shares outstanding - diluted	33,573,755	33,710,620

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	2,754,281	708,727
RSU	302,737	-
Total	3,057,018	708,727

19. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware and Software and its principle markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures:

For the three months ended December 31, 2020:

	Revenue from External Customers	Intersegment Revenues	Operating Income	Depreciation and amortization expense	Income Tax Benefit
Hardware	$7,389		$160	$90	$(5)
Software	639	351	(853)	191
	$8,028	$351	$(693)	$281	$(5)

As of December 31, 2020:

	Long-lived assets	Total Assets
Hardware	$1,863	$56,021
Software	12,265	14,582
	$14,128	$70,603

For the three months ended December 31, 2019:

	Revenue from External Customers	Intersegment Revenues	Operating Income	Depreciation and amortization expense	Income Tax Expense
Hardware	$8,362	$-	$861	$131	$172
Software	420	385	(165)	78	-
	$8,782	$385	$696	$209	$172

As of September 30, 2020:

	Long-lived assets	Total Assets
Hardware	$1,924	$61,152
Software	3,421	5,015
	$5,345	$66,167

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2020, revenues from one customer accounted for 52% of total revenues with no other single customer accounting for more than 10% of revenues. At December 31, 2020, accounts receivable from three customers accounted for 48%, 14% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $5,712 for the three months ended December 31, 2020. Revenue from customers in the United States was $6,512 for the three months ended December 31, 2019. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended December 31,
	2020	2019
Americas	$6,014	$6,804
Asia Pacific	1,011	1,548
Europe, Middle East and Africa	1,003	430
Total Revenues	$8,028	$8,782

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

Overview

Genasys Inc. is a global provider of critical communications hardware and software solutions designed to help keep people safe.  Our unified platform encompasses a multi-channel approach to deliver alerts, notifications, instructions and information before, during and after public safety and enterprise threats, critical events and other crisis situations.

Our multi-channel approach includes:

•

LRAD® (Long Range Acoustic Device®), the world’s leading Acoustic Hailing Device (“AHD”), projects sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters.

•

GEM™ (Genasys Emergency Management) is our unified software platform for cloud, on-premise or hybrid operations that supports 2-way communications and seamlessly integrates with physical systems to initiate life-safety actions in defined geographic areas. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems, and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds and email on any platform.

•

Integrated Mass Notification Solutions span multiple hardware and software notification channels to reach at risk individuals and populations. These solutions include Genasys voice arrays, which project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to more than 14 square kilometers, and GEM software designed to deliver SMS, text, email and social media alerts to people at risk in defined geographic areas. Our integrated solutions are compatible with the Federal Emergency Management Agency (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

The Company’s critical communication systems are being used in 72 countries throughout the world in a range of diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management, and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

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

GEM is our cloud, on-premise or hybrid based software notification platform that enables emergency personnel, first responders, municipalities, companies, educational institutions and government agencies to send public safety warnings and notifications to the mobile devices and desktop computers of individuals or populations in specific geographic areas with reliability, speed and ease. Alerts and notifications can be sent from a desktop or our mobile applications.

Genasys offers the only unified critical communications platform that provides multi-modal, geo-targeted mobile device alerts and speaker arrays that deliver audible messages with industry-leading vocal clarity and area coverage. Our user-friendly software interface and mobile application manages and delivers notifications and information to people at risk, before, during and after crisis situations.

Business developments in the fiscal quarter ended December 31, 2020:

•	Closed Amika Mobile asset purchase and rebranded its business as Genasys Communications Canada

•	Announced $7.7 million in U.S. defense orders

•	Awarded U.S. Navy SBIR program research and development project

•	Received $1.6 million in international law enforcement, homeland security and mass notifications orders

•	Recognized in Gartner 2020 Market Guide for Emergency/Mass Notification Services Solutions

Revenues for the Company’s first quarter of fiscal 2020, were $8.0 million, a decrease from $8.8 million in the first quarter of fiscal 2019. LRAD AHD revenues decreased $680 thousand and integrated mass notification solutions decreased $293 thousand, while software revenue increased $219 thousand, compared to the first quarter of the prior year. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenues. Gross profit decreased compared to the same quarter in the prior year as a result of lower sales, higher software engineering expenses and additional engineering charges resulting from a more precise process to allocate engineering expenses to cost of sales. Operating expenses increased 12.6% from $3.9 million to $4.4 million in the quarter ended December 31, 2020, as compared to the same period a year ago. We reported a net loss of $619 thousand for the first quarter of fiscal 2021, or a loss of $0.02 per share, compared to net income of $620 thousand, or income of $0.02 per share, for the same quarter in the prior year.

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

The proliferation of natural disasters, crisis situations and civil unrest require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help make and keep the public safe during emergencies. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

 By providing the only unified platform that combines audible, highly intelligible voice broadcast systems and mass messaging software, Genasys seeks to deliver reliable, fast and intuitive solutions for sending location-based audible voice communications and geolocation-targeted messages and texts to mobile devices to help keep the public and employees safe.

 Genasys has developed a global market for LRAD systems and advanced emergency warning notification solutions. We have a reputation for producing quality products that feature industry-leading vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified multi-channel platform provides opportunities to succeed in the large and growing public safety, emergency warning and mass notification markets. We also plan to expand and strengthen domestic and international sales by opening sales offices in key regions and adding strategic mass notification partners, distributors, and dealers.

 We plan to continue building on our AHD leadership position by offering enhanced directional and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users and system integrators. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international government, military and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2021, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives and resellers. We plan to grow our revenues through increased direct sales to militaries and large commercial and defense-related companies that desire to integrate our communication technologies into their product offerings. This includes building on fiscal 2020 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue mass notification, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to the Delaware General Corporation Law.

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended December 31, 2020, we have been monitoring the developments and assessing areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $19.6 million in cash and cash equivalents as of December 31, 2020, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Based on various standards published to date, we believe the work our associates perform is critical, essential and life sustaining. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and functionality of our critical infrastructure. We are following Center for Disease Control guidelines to reduce the transmission of COVID-19, such as the imposition of travel restrictions, cancellation of events, the promotion of social distancing, the adoption of work-from-home arrangements, and limiting access to our facilities. Some or all of these policies and initiatives could impact our operations. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic, or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforeseen deviations from customers or foreign governments restricting the ability to do business; and, limitations on the ability of our customers to pay us on a timely basis, if at all.

A large number of components and sub-assemblies produced by outside suppliers within our supply chain are produced within 50 miles of our facility. We source a small amount of component parts from suppliers in China. It is also likely that some of our suppliers source parts in China. We are in contact with those suppliers and evaluating what impact, if any, may result from COVID-19.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2020. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2020 and 2019 (in thousands)

	Three Months Ended
	December 31, 2020		December 31, 2019
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$6,950	86.6%	$8,008	91.2%	$(1,058)	(13.2%	)
Contract and other	1,078	13.4%	774	8.8%	304	39.3%
Total revenues	8,028	100.0%	8,782	100.0%	(754)	(8.6%	)

Cost of revenues	4,324	53.9%	4,180	47.6%	(144)	(3.4%	)
Gross Profit	3,704	46.1%	4,602	52.4%	(898)	(19.5%	)

Operating expenses
Selling, general and administrative	3,331	41.5%	2,822	32.1%	(509)	(18.0%	)
Research and development	1,066	13.3%	1,084	12.3%	18	1.7%
Total operating expenses	4,397	54.8%	3,906	44.5%	(491)	(12.6%	)

(Loss) income from operations	(693)	(8.6% )	696	7.9%	(1,389)	(199.6%	)

Other income	69	0.9%	96	1.1%	(27)	(28.1%	)

(Loss) income before income taxes	(624)	(7.8% )	792	9.0%	(1,416)	(178.8%	)
Income tax (benefit) expense	(5)	(0.1% )	172	2.0%	177	102.9%
Net (loss) income	$(619)	(7.7% )	$620	7.1%	$(1,239)	(199.8%	)

Net revenue
Hardware	$7,389	92.0%	$8,362	95.2%	(973)	(11.6%	)
Software	639	8.0%	420	4.8%	219	52.1%
Total net revenue	$8,028	100.0%	$8,782	100.0%	$(754)	(8.6%	)

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues decreased $754 or 8.6%, compared to the same quarter in the prior year. LRAD AHD revenues decreased $680 and integrated mass notification solutions decreased $293, while software revenue increased $219, compared to the prior year quarter. Lower revenue in the first quarter of fiscal 2021 was largely due to the delay of a ready-to-ship order because the customer-required payment was not received prior to the quarter end. This shipment subsequently was shipped early in the fiscal second quarter. Software revenue was higher primarily due to increased professional services performed on recent orders. The receipt of orders is often uneven due to the timing of government budgets or approvals. At December 31, 2020, we had aggregate deferred revenue of $851 for extended warranty obligations and software support agreements.

Gross Profit

The decrease in gross profit compared to the same period in the prior year was primarily due to lower hardware revenue, an 86% increase in software engineering personnel over last year and additional engineering charges resulting from a more precise process to charge engineering expenses to cost of sales in the current fiscal year. Higher software expenses were due primarily to the recent addition of Amika Mobile (through our Canadian subsidiary Genasys Communications Canada), and additional employees to support the Australia, EU and enterprise software initiatives.

As our products have varying gross margins, product mix may affect gross profits. In addition, our margins vary based on the sales channels through which our products are sold in a given period. We continue to implement product updates and changes, including raw material and component changes, that may impact product costs. We have limited warranty cost experience with product updates and changes and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $509, or 18.0%, over the prior year quarter. The increase was largely due to a 50% increase in sales and marketing personnel over the prior year to support future revenue growth opportunities.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended December 31, 2020 and 2019 of $171 and $143, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities, including the June 2022 European Union Mandate for Public Warning Systems and the new enterprise software services from our recent business combination. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $18, essentially unchanged compared to the same quarter in the prior year.

Included in research and development expenses for the three months ended December 31, 2020 and 2019, was $6 and $11, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design and development firms. We continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss/Income

Net loss in the first quarter of fiscal year 2021 was $619, a decrease of $1,239, compared to net income in the first quarter of fiscal year 2020. The decrease was primarily due to the lower revenue and increased operating expenses resulting from additional engineering, sales and marketing employees.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2020 was $19,584, down $3,735 compared to $23,319 at September 30, 2020, primarily due to the Amika Mobile asset purchase. We had short-term marketable securities of $5,517 at December 31, 2020, compared to $4,265 at September 30, 2020. We had long-term marketable securities of $2,419 at December 31, 2020, compared to $3,805 at September 30, 2020. Other than cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31, 2020	December 31, 2019
Cash provided by (used in):
Operating activities	$1,272	$(1,781)
Investing activities	(4,264)	(137)
Financing activities	54	144

Operating Activities

Net loss of $619 for the three months ended December 31, 2020 was increased by $667 of net non-cash items that included depreciation and amortization, share-based compensation, operating ROU asset amortization, warranty provision, inventory obsolescence, and both realized and unrealized loss on a foreign currency forward contract. Cash used by operating activities in the quarter reflected an increase in inventory of $1,114 due to a fiscal first quarter customer order that was not shipped until the fiscal second quarter, and a net decrease of $314 in accrued and other liabilities primarily for payment of incentive compensation earned in fiscal year 2020, offset by increased customer deposits. Cash provided by operating activities included a decrease in accounts receivable of $2,300 due to lower fiscal first quarter revenue compared to shipments in the fourth quarter of fiscal year 2020, lower prepaid expenses and other of $120, and an increase in accounts payable of $232.

Net income of $620 for the three months ended December 31, 2019 was increased by $759 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision and inventory obsolescence. Cash used by operating activities in the quarter reflected an increase in accounts receivable of $2,286 due to higher sales with net credit terms in the quarter compared to the fourth quarter of fiscal 2019, a decrease in payroll and related of $1,008, primarily for payment of incentive compensation earned in fiscal 2019, and lower accrued and other liabilities of $907, largely due to a decrease in customer deposits resulting from shipments in the quarter and an increase of $321 in inventory to support the backlog. Cash provided by operating activities included a decrease in prepaid expenses and other of $761, and an increase in accounts payable of $604.

We had accounts receivable of $3,159 at December 31, 2020, compared to $5,442 at September 30, 2020. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

At December 31, 2020 and September 30, 2020, our working capital was $25,603 and $29,796 respectively. The decrease in working capital was primarily due to the use of cash to complete the Amika Mobile asset purchase in the first quarter of fiscal year 2021.

Investing Activities

Our net cash used in investing activities was $4,264 for the three months ended December 31, 2020, compared to cash used in investing activities of $137 for the three months ended December 31, 2019. In the first quarter of fiscal 2021, $4,367 was used for the Amika Mobile asset purchase. In addition, we decreased our holdings of short and long-term marketable securities by $132, compared to an increase of $51 in the three months ended December 31, 2019. Cash used in investing activities for the purchase of property and equipment was $29 and $86 for the three months ended December 31, 2020 and 2019, respectively. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2021.

Financing Activities

In the three months ended December 31, 2020, proceeds from the exercise of stock options provided $54 of cash, compared to proceeds from stock options of $144 for the three months ended December 31, 2019.

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarters ended December 31, 2020 and 2019 no shares were repurchased. At December 31, 2020, all repurchased shares were retired and $4.1 million was available for share repurchase under this program. In December 2020, the board extended this program’s expiration date to December 31, 2022.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. The transactions of our Spanish subsidiary are denominated primarily in Euros and the transactions of our Canadian subsidiary are denominated primarily in Canadian dollars, which is a natural hedge against foreign currency fluctuations. All other sales to customers and all arrangements with third-party manufacturers, with one exception, provide for pricing and payment in U.S. dollars, and, therefore, are not subject to exchange rate fluctuations. Increases in the value of the U.S. dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the U.S. dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Fluctuations in currency exchange rates could affect our business in the future.

Item 4.	Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

10.1

Asset Purchase Agreement dated as of August 9, 2020, by and among Genasys Inc, Genasys Communications Canada ULC, Amika Mobile Corporation, 12232618 Canada Ltd. And each of the other signatories set forth on the signature pages thereto.*

31.1

Certification of Richard S. Danforth, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Dennis D. Klahn, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard S. Danforth, Principal Executive Officer and Dennis D. Klahn, Principal Financial Officer.*

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

GENASYS INC.

Date: February 10, 2021	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)