Form 10-Q
period 2021-03-31
Genasys Inc.
filed 2021-05-13
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 11, 2021 was 33,849,566.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,
	2021	September 30,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$18,455	$23,319
Short-term marketable securities	5,474	4,265
Restricted cash	282	282
Accounts receivable, net	5,445	5,442
Inventories, net	6,451	5,949
Prepaid expenses and other	1,082	860
Total current assets	37,189	40,117

Long-term marketable securities	2,450	3,805
Long-term restricted cash	1,190	395
Deferred tax assets, net	10,817	11,095
Property and equipment, net	1,901	1,930
Goodwill	8,380	2,472
Intangible assets, net	3,570	943
Operating lease right of use asset	5,216	5,285
Other assets	195	125
Total assets	$70,908	$66,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,555	$1,370
Accrued liabilities	6,994	7,880
Notes payable, current portion	300	300
Operating lease liabilities, current portion	859	771
Total current liabilities	10,708	10,321

Notes payable, less current portion	-	18
Other liabilities, noncurrent	884	293
Operating lease liabilities, noncurrent	6,172	6,395
Total liabilities	17,764	17,027

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 33,849,566 and 33,561,544 shares issued and outstanding, respectively	-	-
Additional paid-in capital	95,218	91,248
Accumulated deficit	(42,215)	(41,858)
Accumulated other comprehensive income (loss)	141	(250)
Total stockholders' equity	53,144	49,140
Total liabilities and stockholders' equity	$70,908	$66,167

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues:
Product sales	$10,131	$7,553	$17,081	$15,561
Contract and other	1,170	723	2,248	1,497
Total revenues	11,301	8,276	19,329	17,058
Cost of revenues	5,964	4,266	10,288	8,446

Gross Profit	5,337	4,010	9,041	8,612

Operating expenses
Selling, general and administrative	3,824	2,732	7,155	5,554
Research and development	960	949	2,026	2,033
Total operating expenses	4,784	3,681	9,181	7,587

Income (loss) from operations	553	329	(140)	1,025

Other income (expense), net	(8)	70	61	166

Income (loss) before income taxes	545	399	(79)	1,191
Income tax expense	283	97	278	269
Net income (loss)	$262	$302	$(357)	$922

Net income (loss) per common share - basic and diluted	$0.01	$0.01	$(0.01)	$0.03
Weighted average common shares outstanding:
Basic	33,683,240	33,094,596	33,629,479	33,036,786
Diluted	34,779,266	33,732,619	33,629,479	33,708,832

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$262	$302	$(357)	$922
Other comprehensive income
Unrealized (loss) on marketable securities	(3)	(8)	(6)	(11)
Unrealized foreign currency gain (loss)	(75)	(62)	397	27
Comprehensive income	$184	$232	$34	$938

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31,
	2021	2020
Operating Activities:
Net (loss) income	$(357)	$922

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	415
Amortization of debt issuance costs	2	-
Warranty provision	37	(11)
Inventory obsolescence	196	128
Share-based compensation	510	454
Realized loss on foreign currency forward contract	(48)	-
Unrealized loss on foreign currency forward contract	(28)	-
Deferred income taxes	278	269
Amortization of operating lease right of use asset	343	292
Accretion of acquisition holdback liability	22	-

Changes in operating assets and liabilities:
Accounts receivable, net	(14)	(2,205)
Inventories, net	(698)	(1,214)
Prepaid expenses and other	(253)	787
Accounts payable	1,184	1,072
Accrued and other liabilities	(1,363)	(3,036)
Net cash provided by (used in) operating activities	363	(2,127)

Investing Activities:
Purchases of marketable securities	(2,799)	(2,013)
Proceeds from maturities of marketable securities	2,939	1,971
Cash paid for Amika Mobile	(4,367)	-
Capital expenditures	(148)	(102)
Net cash used in investing activities	(4,375)	(144)

Financing Activities:
Proceeds from exercise of stock options	170	258
Repurchase of common stock	-	(398)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(141)	(41)
Payments on promissory notes	(18)	(17)
Cash paid for debt issuance costs	(38)	-
Net cash used in financing activities	(27)	(198)
Effect of foreign exchange rate on cash	(30)	11
Net decrease in cash, cash equivalents, and restricted cash	(4,069)	(2,458)
Cash, cash equivalents and restricted cash, beginning of period	23,996	19,517
Cash, cash equivalents and restricted cash, end of period	$19,927	$17,059

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,455	$16,399
Restricted cash, current portion	282	265
Long-term restricted cash	1,190	395
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$19,927	$17,059

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six months ended March 31,
	2021	2020
Noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities	$(6)	$(11)
Obligation to issue common stock in connection with the purchase of Amika Mobile	$(3,431)	$-
Initial measurement of operating lease right of use assets	$259	$5,824
Initial measurement of operating lease liabilities	$259	$7,815

Business combination accounted for as a purchase
Fair value of asset purchase holdback liability	$613	$-

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2021, the amount of cash and cash equivalents was $18,455. As of September 30, 2020, the amount of cash and cash equivalents was $23,319.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2021, the current portion of restricted cash was $282 and the noncurrent portion was $1,190. As of September 30, 2020, the current portion of restricted cash was $282 and the noncurrent portion was $395.

Immaterial Correction of Prior Period Financial Statements

During the quarter ended December 31, 2020, Company management identified an immaterial error in the previously issued September 30, 2020 consolidated balance sheet. This error resulted in an overstatement of prepaid expenses and accrued liabilities of $5,205 related to a foreign currency forward contract which was presented on a gross basis rather than on a net basis. There was no impact to the consolidated statement of operations or the consolidated statement of cash flows as of September 30, 2020, as a result of this misstatement. Further, there was no impact to the condensed consolidated financial statements as of, and for the six months ended March 31, 2021, as the forward contract was settled during the first quarter of fiscal 2021.  SEC Staff Accounting Bulletin: No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements were used by management to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on either the accompanying condensed consolidated balance sheet as of March 31, 2021 or the previously issued consolidated balance sheet as of September 30, 2020, and therefore the misstatement was corrected in the accompanying condensed consolidated balance sheet as of September 30, 2020. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of its fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, which refines the scope of Topic 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company has not yet adopted these amendments. The Company’s management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

On October 2, 2020, the Company completed the purchase of the assets of Amika Mobile Corporation (“Amika Mobile”) pursuant to an Asset Purchase Agreement. Amika Mobile is a leading provider of integrated emergency critical communications based in Ottawa, Canada. The Company believes the Amika Mobile asset purchase will expand the Company’s enterprise software solutions and enhance the Company’s unified multi-channel critical communications platform.

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
$8,411

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Under the terms of the Asset Purchase Agreement, the Company is required to deposit a holdback liability in the amount of CAD$1,000 into an interest-bearing account as security for potential indemnification claims against the seller. The holdback amount will be released three years from the closing date subject to amounts withheld for actual, pending or potential claims. The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in an addition of $3,431 to additional paid-in-capital. The cash portion of the purchase price was funded from cash on hand.

The Company incurred $264 in expenses related to this transaction through March 31, 2021. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations as follows: $22 in the second quarter of fiscal 2021, $10 in the first quarter of fiscal 2021, $132 in the fourth quarter of fiscal 2020 and $100 in the third quarter of fiscal 2020.

Purchase Price Allocation

Assets Acquired
Prepaid expenses	$2
Fixed assets	22
Operating lease right of use asset	248
Intangible Assets	2,820
Goodwill	5,590
Total assets acquired	$8,682

Liabilities assumed
Accrued liabilities	$23
Operating lease liability	248
Total liabilities assumed	271
Net Assets acquired	$8,411

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Useful Lives (in years)
Developed technology	$2,500	7
Customer relationships	320	7
	$2,820

Identifiable intangible assets consist of certain technology and customer relationships purchased from Amika Mobile. Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 7 years. These intangible assets are classified as Level 3 in the ASC topic 820 three-tier fair value hierarchy.

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

5.	REVENUE RECOGNITON

The Company adopted the guidance in Topic 606 on October 1, 2018. The Company adopted the new standard using the full retrospective approach.

Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

1.	Identify the contract(s) with customers
2.	Identify the performance obligations

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when the performance obligations have been satisfied

Topic 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

The Company derives its revenue from the sale of products to customers, contracts, license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company, and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

Multiple element arrangements

The Company has entered into a number of multiple element arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in the price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

Revenue is allocated to each deliverable based on the relative stand-alone selling price of each individual element and is recognized when the revenue recognition criteria described above are met, except for time-based licenses which are not unbundled. When software development services are performed and are considered essential to the functionality of the software, the Company recognizes revenue from the software development services on a stage of completion basis, and the revenue from the software when the related development services have been completed.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

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

Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of March 31, 2021 and September 30, 2020, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 11, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2020	$3,683	$1,024	$4,707
New performance obligations	5,065	584	5,649
Recognition of revenue as a result of satisfying performance obligations	(5,579)	(785)	(6,364)
Effect of exchange rate on deferred revenue	-	11	11
Balance at March 31, 2021	$3,169	$834	$4,003
Less: non-current portion	-	(214)	(214)
Current portion at March 31, 2021	$3,169	$620	$3,789

Remaining Performance Obligations

Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4,003. The Company expects to recognize revenue on approximately $3,789 or 95% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

(Unaudited)

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of March 31, 2021 or September 30, 2020. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2021 and September 30, 2020. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	March 31, 2021
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$538	$-	$538	$538	$-	$-

Level 2:
Certificates of deposit	1,193	-	1,193	-	251	942
Municipal securities	5,223	1	5,224	-	4,161	1,063
Corporate bonds	1,507	-	1,507	-	1,062	445
Subtotal	7,923	1	7,924	-	5,474	2,450

Total	$8,461	$1	$8,462	$538	$5,474	$2,450

	September 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$365	$-	$365	$365	$-	$-

Level 2:
Certificates of deposit	1,195	-	1,195	-	-	1,195
Municipal securities	3,777	4	3,781	-	2,432	1,350
Corporate bonds	3,091	3	3,094	-	1,833	1,260
Subtotal	8,063	7	8,070	-	4,265	3,805

Total	$8,428	$7	$8,435	$365	$4,265	$3,805

Foreign currency forward contract: In August 2020, the Company entered into a foreign currency forward contract as an economic hedge against exposure to changes in the Canadian dollar in connection with the Amika Mobile asset purchase. At September 30, 2020, the notional value of the foreign currency forward contract was CAD$6,955 with a maturity date in October 2020. The foreign currency forward contract was classified under Level 2 of the fair value hierarchy. The valuation techniques used to measure the fair value were based on quoted market prices. On October 1, 2020, the foreign currency forward contract was settled for CAD$6,955 (USD$5,281), resulting in a realized loss of $48 on the contract that was recorded in earnings as other income (expense). The foreign currency forward contract liability was recorded in accrued liabilities in the consolidated balance sheet as of September 30, 2020.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

7. INVENTORIES, NET

Inventories, net consisted of the following:

	March 31,	September 30,
	2021	2020
Raw materials	$5,385	$5,220
Finished goods	718	841
Work in process	980	456
Inventories, gross	7,083	6,517
Reserve for obsolescence	(632)	(568)
Inventories, net	$6,451	$5,949

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	September 30,
	2021	2020
Office furniture and equipment	$1,233	$1,181
Machinery and equipment	1,230	1,184
Leasehold improvements	2,150	2,056
Construction in progress	16	8
Property and equipment, gross	4,629	4,429
Accumulated depreciation	(2,728)	(2,499)
Property and equipment, net	$1,901	$1,930

Depreciation expense was $101 and $132 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was $200 and $266 for the six months ended March 31, 2021 and 2020, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. During the six months ended March 31, 2021, the Company added $5,590 in goodwill related to the Amika Mobile asset purchase. There were no impairments to goodwill during the six months ended March 31, 2021.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $4. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. During the six months ended March 31, 2021, the Company added $2,820 in intangible assets related to the Amika Mobile asset purchase. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $474. The Company’s intangible assets consisted of the following:

	March 31,	September 30,
	2021	2020
Technology	$3,297	$655
Customer relationships	965	627
Trade name portfolio	228	228
Non-compete agreements	247	247
Patents	72	72
	4,809	1,829
Accumulated amortization	(1,239)	(886)
	$3,570	$943

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Amortization expense was $169 and $74 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense was $352 and $149 for the six months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, future amortization expense is as follows:

Fiscal year ending September 30, 2021 (remaining six months)	$330
2022	658
2023	625
2024	612
2025	482
Thereafter	863
Total estimated amortization expense	$3,570

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2021	2020
Deposits for inventory	$52	$54
Prepaid insurance	531	264
Dues and subscriptions	146	151
Trade shows and travel	92	103
Other	261	288
	$1,082	$860

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2021	2020
Payroll and related	$2,054	$2,545
Deferred revenue	620	731
Customer deposits	3,169	3,683
Accrued contract costs	1,007	719
Warranty reserve	144	126
Other	-	76
Total	$6,994	$7,880

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2021	2020
Deferred extended warranty revenue	$214	$293
Asset purchase holdback liability	670	-
Total	$884	$293

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred Revenue

Deferred revenue as of March 31, 2021 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending March 31, 2022.

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

Warranty Reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2021	2020
Beginning balance	$126	$150
Warranty provision	37	16
Warranty settlements	(19)	(40)
Ending balance	$144	$126

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

(Unaudited)

Deferred Extended Warranty Revenue

Deferred extended warranty revenue consists of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to future adjustments to assets and liabilities. Adjustments of up to CAD$1,000 (USD$794) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

12. DEBT

In connection with the acquisition of Genasys Spain the Company assumed certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of March 31, 2021. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of March 31, 2021 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$18
Ministry of Economy and Competitiveness	February 2, 2024	282	(a)
		$300

(a)

This loan is secured by $282 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at March 31, 2021. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of March 31, 2021.

The following is a schedule of future annual payments as of March 31, 2021:

2022	$300
2023	-
Total	$300

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of March 31, 2021, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs have and will be amortized on a straight-line basis over the term of the loan.

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

(Unaudited)

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

During the six months ended March 31, 2021, the Company added an additional operating ROU asset of $259 and operating lease liabilities of $259 for office space. The tables below show the operating ROU assets and liabilities as of September 30, 2020 and the balances as of March 31, 2021, including the changes during the periods.

Operating ROU assets
Operating lease right of use asset at September 30, 2020	$5,285
Additional operating lease right of use assets	259
Less amortization of operating lease right-of-use assets	(343)
Effect of exchange rate on operating lease right of use assets	15
Operating lease right of use asset at March 31, 2021	$5,216

Operating lease liabilities
Operating lease liabilities at September 30, 2020	$7,166
Additional operating lease liabilities	259
Less lease principal payments on operating lease liabilities	(409)
Effect of exchange rate on operating lease liabilities	15
Operating lease liabilities at March 31, 2021	7,031
Less non-current portion	(6,172)
Current portion at March 31, 2021	$859

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of March 31, 2021, the Company’s operating leases have a weighted-average remaining lease term of 7.11 years and a weighted-average discount rate of 4.13%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30, 2021 (remaining six months)	$569
2022	1,141
2023	1,090
2024	1,085
2025	1,162
Thereafter	3,104
Total undiscounted operating lease payments	8,151
Less imputed interest	(1,120)
Present value of operating lease liabilities	$7,031

For the three months ended March 31, 2021 and 2020, total lease expense under operating leases was approximately $245 and $224, respectively. For the six months ended March 31, 2021 and 2020, total lease expense under operating leases was approximately $490 and $448, respectively. For the three and six months ended March 31, 2021 total short-term lease expense was $2. There was no short-term lease expense during the three and six months ended March 31, 2020.

14. INCOME TAXES

For the six months ended March 31, 2021, the Company recorded income tax expense of $278 reflecting an effective tax rate of 22.1%. For the six months ended March 31, 2020, the Company recorded income tax expense of $269 reflecting an effective tax rate of 21.6%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2021, the Company recorded $898 of bonus expense. In the six months ended March 31, 2020, the Company recorded $400 of bonus expense.

Amika Mobile Asset Purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to future adjustments to assets and liabilities. Adjustments of up to CAD$1,000 (USD$794) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

16. SHARE-BASED COMPENSATION

Stock Option Plans

At March 31, 2021, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020 to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. At March 31, 2021, there were options and restricted stock units outstanding covering 92,500 and 2,956,887 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 5,206,915 shares of common stock available for grant for a total of 8,256,302 shares of common stock currently authorized and unissued under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 245,000 stock options granted during the six months ended March 31, 2021. There were 1,133,727 stock options granted during fiscal 2020. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2021 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Six months ended
	March 31,
	2021	2020
Volatility	48.5%	44.5%
Risk-free interest rate	0.6%	1.4%
Dividend yield	0.0%	0.0%
Expected term	6.8	5.4

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend in fiscal 2021 and did not pay a dividend in fiscal 2020.

As of March 31, 2021, there was approximately $812 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

(Unaudited)

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

The Company did not grant any PVO’s during the six months ended March 31, 2021.

Restricted Stock Units

During fiscal 2018, the Board of Directors granted 93,330 restricted stock units (“RSUs”) to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210, which will be expensed on a straight-line basis over the three-year life of the grants.

During fiscal 2019, the Board of Directors granted 99,300 RSUs to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On March 10, 2020, each member of the Board of Directors received a grant of 30,000 RSUs that vested on the first anniversary of the grant date. These were issued at a market value of $425, which were expensed on a straight-line basis through the March 10, 2021 vest date. Also, in fiscal 2020, 81,270 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $258, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On March 16, 2021, each member of the Board of Directors received a grant of 27,883 RSUs that vested on the first anniversary of the grant date. These were issued at a market value of $1,100, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date. Also, during the quarter, 107,200 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $793, which have and will be expensed on a straight-line basis over the three-year life of the grants.

During the six months ended March 31, 2021, the Company retained 22,073 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. During the six months ended March 31, 2020, the Company retained 13,063 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. These shares were not acquired pursuant to any repurchase plan or program.

Compensation expense for RSUs was $249 and $387 for the three months and six months ended March 31, 2021, respectively.. Compensation expense for RSUs was $168 and $294 for the three and six months ended March 31, 2020, respectively. As of March 31, 2021, there was approximately $1,713 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.71 years.

A summary of the restricted stock units of the Company as of March 31, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2020	303,014	$2.82
Granted	246,565	$7.68
Released	(223,633)	$2.78
Forfeited/cancelled	(277)	$2.26
Outstanding March 31, 2021	325,669	$6.53

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2020	2,659,305	$2.56
Granted	245,000	$7.01
Forfeited/expired	(94,125)	$1.99
Exercised	(86,462)	$1.97
Outstanding March 31, 2021	2,723,718	$3.00
Exerciseable March 31, 2021	1,480,606	$2.14

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2021 to 2028 with an average life of 4.27 years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2021 was $10,137 and $6,742, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $6.69 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2021 was $455 and proceeds from these exercises were $170. The total intrinsic value of stock options exercised during the six months ended March 31, 2020 was $242 and proceeds from these exercises were $258.

The following table summarized information about stock options outstanding at March 31, 2021:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.86	334,991	2.50	$1.64	321,241	$1.64
$1.99	-	$1.99	937,500	2.94	$1.99	937,500	$1.99
$2.16	-	$3.17	72,500	0.85	$2.52	72,500	$2.52
$3.39	-	$3.40	1,133,727	5.59	$3.39	125,147	$3.40
$6.87	-	$8.03	245,000	6.71	$7.01	24,218	$6.87
			2,723,718	4.27	$3.00	1,480,606	$2.14

The Company recorded $79 and $128 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2021, and 2020, respectively. The Company recorded $123 and $160 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2021, and 2020, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Cost of revenues	$9	$7	$15	$11
Selling, general and administrative	309	283	479	427
Research and development	10	6	16	16
	$328	$296	$510	$454

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2021 and the six months ended March 31, 2020 (amounts in thousands, except par value and share amounts):

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140
Share-based compensation expense	-	-	182	-	-	182
Issuance of common stock upon exercise of stock options, net	25,899	-	54	-	-	54
Obligation to issue common stock	-	-	3,431	-	-	3,431
Other comprehensive income	-	-	-	-	469	469
Net loss	-	-	-	(619)	-	(619)
Balance at December 31, 2020	33,587,443	$336	$94,915	$(42,477)	$219	$52,657

Share-based compensation expense	-	$-	$328	$-	$-	$328
Issuance of common stock upon exercise of stock options, net	60,563	1	116	-	-	116
Issuance of common stock upon vesting of restricted stock units	223,633	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(22,073)	-	(141)	-	-	(141)
Other comprehensive loss	-	-	-	-	(78)	(78)
Net income	-	-	-	262	-	262
Balance at March 31, 2021	33,849,566	$339	$95,218	$(42,215)	$141	$53,144

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	$330	$89,572	$(53,732)	$(459)	$35,381
Share-based compensation expense	-	-	158	-	-	158
Issuance of common stock upon exercise of stock options, net	83,343	1	144	-	-	144
Other comprehensive loss	-	-	-	-	85	85
Net income	-	-	-	620	-	620
Balance at December 31, 2019	33,033,330	$331	$89,874	$(53,112)	$(374)	$36,388

Share-based compensation expense	-	$-	$296	$-	$-	$296
Issuance of common stock upon exercise of stock options, net	56,861	-	114	-	-	114
Issuance of common stock upon vesting of restricted stock units	198,106	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(41)	-	-	(41)
Stock buyback	(156,505)	(2)	(398)	-	-	(398)
Other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	302		302
Balance at March 31, 2020	33,118,729	$331	$89,845	$(52,810)	$(443)	$36,592

Common Stock Activity

On March 18, 2021, the Company filed an amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware to increase the authorized number of shares of common stock of the Company from 50,000,000 to 100,000,000 shares (the “Amended Certificate”). The Amended Certificate was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on March 16, 2021.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

During the six months ended March 31, 2021, the Company issued 86,462 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options. During the six months ended March 31, 2020, the Company issued 140,204 shares of common stock and received gross proceeds of $258 in connection with the exercise of stock options. During the six months ended March 31, 2021, the Company issued 201,560 shares of commons stock in connection with the vesting of RSUs. During the six months ended March 31, 2020, the Company issued 185,043 shares of common stock in connection with the vesting of RSUs.

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

During the six months ended March 31, 2021 no shares were repurchased by the Company. During the six months ended March 31, 2020, the Company repurchased 156,505 shares for $398.

Dividends

There were no dividends declared in the six months ended March 31, 2021 and 2020.

18. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$262	$302	$(357)	$922

Basic income (loss) per share	$0.01	$0.01	$(0.01)	$0.03
Diluted income (loss) per share	$0.01	$0.01	$(0.01)	$0.03

Weighted average shares outstanding - basic	33,683,240	33,094,596	33,629,479	33,036,786
Assumed exercise of dilutive options	1,096,026	638,023	-	672,046
Weighted average shares outstanding - diluted	34,779,266	33,732,619	33,629,479	33,708,832

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	830,000	1,602,477	2,723,718	1,602,477
RSU	-	-	325,669	-
Total	830,000	1,602,477	3,049,387	1,602,477

19. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products and location-based mass messaging solutions for emergency warning and workforce management. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020

Revenue from external customers
Hardware	$10,625	$7,862	$18,012	$16,221
Software	676	414	1,317	837
	$11,301	$8,276	$19,329	$17,058

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	254	444	606	829
	$254	$444	$606	$829

Segment operating income (loss)
Hardware	$1,566	$523	$1,724	$1,381
Software	(1,013)	(194)	(1,864)	(356)
	$553	$329	$(140)	$1,025

Other expenses:
Depreciation and amortization expense
Hardware	$93	$128	$183	$259
Software	177	78	369	156
	$270	$206	$552	$415

Interest expense
Hardware	$-	$-	$-	$-
Software	22	-	22	-
	$22	$-	$22	$-
Income tax expense
Hardware	$283	$97	$278	$269
Software	-	-	-	-
	$283	$97	$278	$269

	March 31, 2021	September 30, 2020
Long-lived assets
Hardware	$1,888	$1,924
Software	11,963	3,421
	$13,851	$5,345

Total assets
Hardware	$55,933	$61,152
Software	14,975	5,015
	$70,908	$66,167

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2021, revenues from one customer accounted for 47% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2021, revenues from one customer accounted for 49% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2021, accounts receivable from two customers accounted for 33% and 25% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

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

Revenue from customers in the United States was $8,086 and $6,411 for the three months ended March 31, 2021 and 2020, respectively. Revenue from customers in the United States was $13,837 and $12,923 for the six months ended March 31, 2021 and 2020, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Americas	$8,598	$7,046	$14,406	$13,850
Asia Pacific	2,213	656	3,223	2,204
Europe, Middle East and Africa	490	574	1,700	1,004
Total Revenues	$11,301	$8,276	$19,329	$17,058

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

Forward Looking Statements

This report contains certain statements of a forward-looking nature relating to future events or future performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Prospective investors are cautioned that such statements are only predictions - actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report and any matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

Genasys Inc. is a global provider of critical communications hardware and software solutions designed to help keep people safe.  Our unified platform encompasses a multi-channel approach to deliver alerts, notifications, instructions, and information before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Our multi-channel approach includes:

•

LRAD® (Long Range Acoustic Device®), the world’s leading Acoustic Hailing Device (“AHD”), projects sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters.

•

GEM™ (Genasys Emergency Management) is our unified software platform for cloud, on-premise or hybrid operations that supports 2-way communications and seamlessly integrates with physical systems to initiate life-safety actions in defined geographic areas. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems, and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds, and email on any platform.

•

Integrated Mass Notification Systems (“IMNS”) span multiple hardware and software notification channels to reach at risk individuals and populations. These systems include Genasys voice arrays, which project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to more than 14 square kilometers, and GEM software designed to deliver SMS, text, email, and social media alerts to people at risk in defined geographic areas. Our IMNS solutions are compatible with the Federal Emergency Management Agency (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

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

Building on the success of our LRAD systems, we designed and developed our multidirectional Genasys mass notification product line. Unlike siren-only installations, our public safety mass notification hardware systems broadcast both emergency warning sirens and highly intelligible voice messages with uniform 60° - 360° coverage over local and wide areas. We believe our ability to shape the broadcast coverage area, our industry-leading speech intelligibility, and our multiple system activation and control options enable us to successfully compete in the large and growing mass notification market.

GEM is our cloud, on-premise or hybrid based software notification platform that enables emergency personnel, first responders, municipalities, companies, educational institutions, and government agencies to send public safety warnings and notifications to the mobile devices and desktop computers of individuals or populations in specific geographic areas with reliability, speed and ease. Alerts and notifications can be sent from a desktop or our mobile applications.

Genasys offers the only unified critical communications platform that provides multi-modal, geo-targeted mobile device alerts and speaker arrays that broadcast audible messages with industry-leading vocal clarity and area coverage. Our user-friendly software interface and mobile application manages and delivers notifications and information to people at risk, before, during, and after crisis situations.

Business developments in the fiscal quarter ended March 31, 2021:

•	Opened international offices in Dubai and Singapore as part of planned regional expansion

•	Awarded software services contract from Spain's Ministry of the Interior

•	Announced Government of Canada COVID vaccination tracking software project

•	Received multi-year enterprise software services contract from global automobile manufacturer for its operations in North America

•	Signed a $10 million revolving line of credit with MUFG Union Bank, N.A.

Revenues in the second fiscal quarter ended March 31, 2021, were $11.3 million, an increase from $8.3 million in the second fiscal quarter of 2020. The increase in revenues was driven by increases of AHD, IMNS and software revenues. AHD revenue was $9,797, an increase of $2,505 or 34%, IMNS revenue was $826, an increase of $255 or 45%, and software revenue of $676, an increase of $262 or 63%, compared to the second fiscal quarter of 2020. Based on the timing of government budget cycles, financial issues, the impact of the COVID-19 pandemic and leadership change in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year primarily as a result of higher sales. Operating expenses increased 30% from the prior year quarter, from $3.7 million to $4.8 million in the quarter ended March 31, 2021. The second fiscal quarter of 2021 results reflect $283 of income tax expense, compared to $97 in the prior year quarter. We reported net income of $262 for the quarter, or $0.01 per share, compared to net income of $302, or $0.01 per share, for the same quarter in the prior year.

Overall Business Outlook

Our product line-up continues to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our products. We believe we have a solid global brand, technology, and product foundation with our LRAD systems and IMNS solutions, which we have expanded over the years to serve new markets and customers for greater business growth.  We believe that we have strong market opportunities for our product offerings throughout the world in the homeland security and defense sectors as a result of increasing threats to government, commerce, law enforcement, borders, and critical infrastructure. Our directional and multidirectional product offerings also have many applications within the fire rescue, public safety, maritime, asset protection, and wildlife preservation business segments.

The proliferation of natural disasters, crisis situations, and civil unrest require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep the public safe during emergencies. Businesses are also incorporating communication systems that locate and help safeguard employees when critical events occur.

By providing the only unified platform that combines audible, highly intelligible voice broadcast systems and mass messaging software, Genasys seeks to deliver reliable, fast, and intuitive solutions for sending location-based audible voice communications and geolocation-targeted messages and texts to mobile devices to help keep the public and workers safe.

Genasys has developed a global market for LRAD systems and advanced emergency warning notification solutions. We have a reputation for producing quality products that feature industry-leading vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified multi-channel platform provides opportunities to succeed in the large and growing public safety, emergency warning, and mass notification markets. We also plan to expand and strengthen domestic and international sales by opening additional sales offices in key regions and adding strategic mass notification partners, distributors, and dealers.

We plan to continue building on our AHD leadership position by offering enhanced directional and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, and system integrators. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international government, military, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

In fiscal 2021, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to militaries and large commercial and defense-related companies that desire to integrate our communication technologies into their product offerings. This includes building on fiscal 2020 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue mass notification, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2021, we monitor the developments and assess areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $18.5 million in cash and cash equivalents as of March 31, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

A large number of components and sub-assemblies produced by outside suppliers within our supply chain are produced within 50 miles of our facility. We source a small amount of component parts from suppliers in China. It is also likely that some of our suppliers source parts in China. The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply change could have a material adverse effect on our business. We are in contact with our suppliers and evaluating what impact, if any, may result from COVID-19.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended
	March 31, 2021		March 31, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$10,131	89.6%	$7,553	91.3%	$2,578	34.1%
Contract and other	1,170	10.4%	723	8.7%	447	61.8%
Total revenues	11,301	100.0%	8,276	100.0%	3,025	36.6%

Cost of revenues	5,964	52.8%	4,266	51.5%	(1,698)	(39.8%)
Gross Profit	5,337	47.2%	4,010	48.5%	1,327	33.1%

Operating expenses
Selling, general and administrative	3,824	33.8%	2,732	33.0%	(1,092)	(40.0%)
Research and development	960	8.5%	949	11.5%	(11)	(1.2%)
Total operating expenses	4,784	42.3%	3,681	44.5%	(1,103)	(30.0%)

Income from operations	553	4.9%	329	4.0%	224	68.1%

Other income (expense)	(8)	(0.1%)	70	0.8%	(78)	(111.4%)

Income before income taxes	545	4.8%	399	4.8%	146	36.6%
Income tax expense	283	2.5%	97	1.2%	(186)	(191.8%)
Net income	$262	2.3%	$302	3.6%	$(40)	(13.2%)

Net revenue
Hardware	$10,625	94.0%	$7,862	95.0%	2,763	35.1%
Software	676	6.0%	414	5.0%	262	63.3%
Total net revenue	$11,301	100.0%	$8,276	100.0%	$3,025	36.6%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased in the current quarter compared to the same quarter in the prior year primarily due to the timing of deliveries in backlog as of December 31, 2020, as compared to December 31, 2019. Current year quarter AHD revenue was $9,797, up $2,505 or 34%, IMNS revenue was $826, up $255 or 45%, and software revenue was $676, up $262 or 63%, compared to the same prior year period. The receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this year’s period is primarily from professional services revenue on new software contracts. As of March 31, 2021, we had aggregate deferred revenue of $834 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the quarter compared to the same period in the prior year was primarily due to the higher level of revenue. Gross profit as a percentage of revenue was lower in the fiscal 2021 second quarter due to a 56% increase in engineering personnel, primarily software related. Higher software expenses were due primarily to the recent addition of the Amika Mobile business (through our Genasys Communication Canada subsidiary), and additional employees to support the Australia, EU and enterprise software initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,092, or 40%, over the prior year quarter primarily due to a 67% increase in sales and marketing personnel over the prior year to support future revenue growth opportunities, including opening sales offices in Singapore and the United Arab Emirates. This was partially offset by lower travel and marketing expenses resulting from the COVID-19 pandemic.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended March 31, 2021 and 2020 of $309 and $283, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities, including the June 2022 European Mandate for Public Warning Systems and enterprise software services. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $11, essentially unchanged compared to the same quarter in the prior year.

Included in research and development expenses for the three months ended March 31, 2021 and 2020, was $10 and $6, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of development projects, amount of support provided on customer projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss/Income

Net income in the second quarter of fiscal year 2021 was $262, a decrease of $40 compared to the second quarter of fiscal year 2020. The decrease was primarily due to increased selling, general and administrative expenses offsetting the increased revenue in the second quarter of fiscal year 2021.

Comparison of Results of Operations for the Six Months Ended March 31, 2021 and 2020 (in thousands)

	Six Months Ended
	March 31, 2021		March 31, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$17,081	88.4%	$15,561	91.2%	$1,520	9.8%
Contract and other	2,248	11.6%	1,497	8.8%	751	50.2%
Total revenues	19,329	100.0%	17,058	100.0%	2,271	13.3%

Cost of revenues	10,288	53.2%	8,446	49.5%	(1,842)	(21.8%)
Gross Profit	9,041	46.8%	8,612	50.5%	429	5.0%

Operating expenses
Selling, general and administrative	7,155	37.0%	5,554	32.6%	(1,601)	(28.8%)
Research and development	2,026	10.5%	2,033	11.9%	7	0.3%
Total operating expenses	9,181	47.5%	7,587	44.5%	(1,594)	(21.0%)

Income (loss) from operations	(140)	(0.7%)	1,025	6.0%	(1,165)	(113.7%)

Other income	61	0.3%	166	1.0%	(105)	(63.3%)

(Loss) income before income taxes	(79)	(0.4%)	1,191	7.0%	(1,270)	(106.6%)
Income tax expense (benefit)	278	1.4%	269	1.6%	(9)	(3.3%)
Net (loss) income	$(357)	(1.8%)	$922	5.4%	$(1,279)	(138.7%)

Net revenue
Hardware	$18,012	93.2%	$16,221	95.1%	1,791	11.0%
Software	1,317	6.8%	837	4.9%	480	57.3%
Total net revenue	$19,329	100.0%	$17,058	100.0%	$2,271	13.3%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased 13% for the six-months ended March 31, 2021 compared to the same prior year period primarily due to the timing for delivery of the backlog at September 30, 2020 compared to the September 30, 2019 backlog. AHD revenue was $16,866 for the current year six-month period, up $1,826, or 12%, IMNS revenue was $1,144, down $37, or 3%, and software revenue was $1,317, up $480 or 57% compared to the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of March 31, 2021, we had aggregate deferred revenue of $834 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the six months ended March 31, 2021 was primarily due to higher sales volume. Gross profit as a percentage of revenue was lower compared to the prior year period primarily due to an 82% increase in software engineering personnel over last year. Higher software expenses were due primarily to the recent addition of Amika Mobile (through our Genasys Communications Canada subsidiary), and additional employees to support the Australia, EU and enterprise software initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,601 or 29%, in the six months ended March 31, 2021 compared to the prior year period. The increase in selling, general and administrative expenses was primarily due to a 67% increase in sales and marketing personnel over the prior year to support future revenue growth opportunities. This was partially offset by lower travel and marketing expenses resulting from the COVID-19 pandemic.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2021 and 2020 of $479 and $427, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses decreased $7, essentially unchanged compared to the prior year period.

Included in research and development expenses for both of the six months ended March 31, 2021 and 2020 were $16 of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, amount of support provided on customer projects, and the timing and use of outside consulting, design, and development firms. We continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations, and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss/Income

Net loss of $357 for the first six months of fiscal 2021 was a decrease of $1,279 compared to the $922 of net income in the prior year period. This decrease was primarily due to the higher operating expenses, partially offset by the higher revenue, in the current year period.

Liquidity and Capital Resources

The Company’s financial condition and liquidity remain strong. Cash and cash equivalents at March 31, 2021 was $18,455, down $4,864 compared to $23,319 at September 30, 2020. We had short-term marketable securities of $5,474 at March 31, 2021, compared to $4,265 at September 30, 2020. We had long-term marketable securities of $2,450 at March 31, 2021, compared to $3,805 at September 30, 2020. In addition, we have a $10 million line of credit with MUFG Bank, N.A. At March 31, 2021, the Company had no outstanding balance against the line of credit. The credit agreement requires the Company to comply with various financial and operating covenants and at March 31, 2021, the Company was in compliance with these covenants. Other than cash and cash equivalents, short and long-term marketable securities, other working capital, expected future cash flows from operating activities in subsequent periods and the line of credit, we have no unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2021	March 31, 2020
Cash provided by (used in):
Operating activities	$363	$(2,127)
Investing activities	(4,375)	(144)
Financing activities	(27)	(198)

Operating Activities

Net loss of $357 for the six months ended March 31, 2021 was offset by $1,864 of non-cash items that included depreciation and amortization, share-based compensation, operating ROU asset amortization, warranty provision, inventory obsolescence, both realized and unrealized loss on a foreign currency forward contract and a reduction to deferred income taxes. Cash used in operating activities for the current year reflected a decrease in accrued and other liabilities of $1,363, primarily for a $514 decrease in customer deposits resulting from shipments for the year to date and $491 of net lower accrued payroll and related liabilities, an increase of $698 in inventory to support the current backlog, a $253 increase in prepaid expenses and an increase in accounts receivable of $14. Cash provided by operating activities included an increase in accounts payable of $1,184, primarily for inventory related purchases.

Net income of $922 for the six months ended March 31, 2020 was increased by $1,547 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, and inventory obsolescence. Cash used in operating activities in the six months ended March 31, 2020 reflected a decrease in accrued and other liabilities of $3,036, primarily for a $1,797 decrease in customer deposits resulting from shipments for the year to date, and $825 lower accrued payroll and related liabilities largely for the payment of incentive compensation earned in fiscal 2019, an increase in accounts receivable of $2,205 due to higher sales with net credit terms in the quarter compared to the fourth quarter of fiscal 2019, and an increase of $1,214 in inventory to support the current backlog. Cash used in operating activities included an increase in accounts payable of $1,072, primarily for inventory related purchases, and a decrease in prepaid expenses and other of $787.

We had accounts receivable of $5,445 as of March 31, 2021, compared to $5,442 at September 30, 2020. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of March 31, 2021 and September 30, 2020, our working capital was $26,481 and $29,796, respectively. The decrease in working capital was primarily due to the use of cash to complete the Amika Mobile asset purchase in the first quarter of fiscal year 2021.

Investing Activities

Our net cash used in investing activities was $4,375 for the six months ended March 31, 2021, compared to cash used in investing activities of $144 for the six months ended March 31, 2020. In the first six months of fiscal 2021, $4,367 was used for the Amika Mobile asset purchase. In the first six months of fiscal 2021, we decreased our holdings of short and long-term marketable securities by $140, compared to an increase of $42 in the six months ended March 31, 2020. Cash used in investing activities for the purchase of property and equipment was $148 and $102 for the six months ended March 31, 2021 and 2020, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2021.

Financing Activities

In the six months ended March 31, 2021, we used $27 for financing activities, compared to a use of $198 for financing activities for the six months ended March 31, 2020. In the first six months of fiscal 2021 we received $170 from the exercise of stock options, which was offset by $141 of cash used to settle statutory tax withholding requirements on behalf of our employees upon vesting of restricted stock awards. During the first six months of fiscal 2020, proceeds from the exercise of stock options were $258 and we used $398 to repurchase company common stock.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019 under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended March 31, 2021, no shares were repurchased. During the quarter ended March 31, 2020, 156,505 shares were repurchased for $398,255. As of March 31, 2021, all repurchased shares were retired. As of March 31, 2021, $4.1 million was available for share repurchase under this program. In December 2020, the Board of Directors extended this program’s expiration date to December 31, 2022.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 3, Recent Accounting Pronouncements, to our condensed consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal. The transactions of our Spanish subsidiary are denominated primarily in Euros and the transactions of our Canadian subsidiary are denominated primarily in Canadian dollars, which is a natural hedge against foreign currency fluctuations. Currency translation gains and losses are primarily related to our Spanish and Canadian subsidiaries, whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates, which impacts other comprehensive income.

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

Item 4.         Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.         Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 10, 2020 except for those noted below:

Supply chain disruptions. The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply change could have a material adverse effect on our business.

Reference rate reform. Borrowings under our credit facility with MUFG Union Bank, N.A. will bear an interest rate based on certain tenors of the London interbank offered rate (“LIBOR”) plus a credit spread. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. The discontinuation, reform, or replacement of LIBOR could result in interest rate increases, which could adversely affect our cash flows and operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

3.1	Certificate of Amendment to Amended Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 19, 2021.
10.1	First Amendment to the Genasys Inc. Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 19, 2021.
10.2	Loan Agreement, by and between Genasys Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 17, 2021.
10.3	Commercial Promissory Note, of Genasys Inc. in favor of MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 17, 2021.
10.4	Security Agreement, by and between the Company and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 17, 2021.
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

*          Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENASYS INC.

Date: May 13, 2021	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)