Form 10-Q
period 2021-06-30
Genasys Inc.
filed 2021-07-28
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on July 27, 2021, was 36,142,093.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,
	2021	September 30,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$14,540	$23,319
Short-term marketable securities	5,976	4,265
Restricted cash	286	282
Accounts receivable, net	6,270	5,442
Inventories, net	6,422	5,949
Prepaid expenses and other	1,464	860
Total current assets	34,958	40,117

Long-term marketable securities	2,297	3,805
Long-term restricted cash	1,202	395
Deferred tax assets, net	10,694	11,095
Property and equipment, net	1,836	1,930
Goodwill	23,908	2,472
Intangible assets, net	13,431	943
Operating lease right of use asset	5,048	5,285
Other assets	193	125
Total assets	$93,567	$66,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,708	$1,370
Accrued liabilities	13,305	7,880
Notes payable	304	300
Operating lease liabilities, current portion	877	771
Total current liabilities	17,194	10,321

Notes payable, less current portion	-	18
Other liabilities, noncurrent	5,420	293
Operating lease liabilities, noncurrent	5,952	6,395
Total liabilities	28,566	17,027

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,142,093 and 33,561,544 shares issued and outstanding, respectively	-	-
Additional paid-in capital	106,602	91,248
Accumulated deficit	(41,925)	(41,858)
Accumulated other comprehensive income (loss)	324	(250)
Total stockholders' equity	65,001	49,140
Total liabilities and stockholders' equity	$93,567	$66,167

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$10,719	$10,933	$27,800	$26,494
Contract and other	1,908	1,038	4,156	2,535
Total revenues	12,627	11,971	31,956	29,029
Cost of revenues	5,941	5,500	16,229	13,946

Gross Profit	6,686	6,471	15,727	15,083

Operating expenses
Selling, general and administrative	4,776	3,330	11,931	8,884
Research and development	1,390	1,200	3,416	3,233
Total operating expenses	6,166	4,530	15,347	12,117

Income from operations	520	1,941	380	2,966

Other income (expense), net	(2)	36	59	202

Income before income taxes	518	1,977	439	3,168
Income tax expense	228	473	506	742
Net income (loss)	$290	$1,504	$(67)	$2,426

Net income (loss) per common share:
Basic	$0.01	$0.05	$(0.00)	$0.07
Diluted	$0.01	$0.04	$(0.00)	$0.07
Weighted average common shares outstanding:
Basic	34,109,167	33,289,426	33,797,774	33,122,042
Diluted	35,270,945	34,280,915	33,797,774	33,878,243

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$290	$1,504	$(67)	$2,426
Other comprehensive income
Unrealized gain (loss) on marketable securities	1	8	(5)	(3)
Unrealized foreign currency gain	182	43	579	70
Comprehensive income	$473	$1,555	$507	$2,493

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30,
	2021	2020
Operating Activities:
Net (loss) income	$(67)	$2,426

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	953	620
Amortization of debt issuance costs	7	-
Warranty provision	44	2
Inventory obsolescence	315	168
Share-based compensation	956	776
Realized loss on foreign currency forward contract	(48)	-
Unrealized loss on foreign currency forward contract	(28)	-
Deferred income taxes	506	742
Amortization of operating lease right of use asset	518	446
Accretion of acquisition holdback liability	34	-

Changes in operating assets and liabilities:
Accounts receivable, net	(574)	(2,722)
Inventories, net	(788)	(1,667)
Prepaid expenses and other	(636)	732
Accounts payable	1,134	2,040
Accrued and other liabilities	5,988	148
Net cash provided by operating activities	8,314	3,711

Investing Activities:
Purchases of marketable securities	(4,457)	(5,497)
Proceeds from maturities of marketable securities	4,249	3,183
Cash paid for acquisitions net of cash acquired	(15,848)	-
Capital expenditures	(181)	(111)
Net cash used in investing activities	(16,237)	(2,425)

Financing Activities:
Proceeds from exercise of stock options	170	996
Repurchase of common stock	-	(398)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(141)	(41)
Payments on promissory notes	(18)	(17)
Cash paid for debt issuance costs	(38)	-
Net cash (used in) provided by financing activities	(27)	540
Effect of foreign exchange rate on cash	(18)	(9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,968)	1,817
Cash, cash equivalents and restricted cash, beginning of period	23,996	19,517
Cash, cash equivalents and restricted cash, end of period	$16,028	$21,334

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$14,540	$20,668
Restricted cash, current portion	286	271
Long-term restricted cash	1,202	395
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,028	$21,334

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2021	2020
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(6)	$(3)
Common stock issued in connection with the purchase of Zonehaven	$(10,938)	$-
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(2,703)	$-
Initial measurement of operating lease right of use assets	$259	$5,824
Initial measurement of operating lease liabilities	$259	$7,815

Business combinations accounted for as a purchase
Fair value of net assets acquired	$30,980	$-

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

1. OPERATIONS

Genasys Inc. (formerly LRAD® Corporation), a Delaware corporation (the “Company”), is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, location-based mass messaging solutions for emergency warning and enterprise safety, and evacuation planning and public safety resources. The principal markets for the Company’s proprietary sound reproduction technologies, voice broadcast products mass messaging solutions and public safety resources are in North and South America, Europe, the Middle East and Asia. On October 23, 2019, the Company announced its rebranding and began doing business as Genasys Inc.

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

Principles of consolidation

The Company has eight wholly owned subsidiaries, Genasys II Spain, S.A.U (“Genasys Spain”), Genasys Communications Canada ULC, Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven, LLC, and Genasys Inc. (branch) in the United Arab Emirates and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2021, the amount of cash and cash equivalents was $14,540. As of September 30, 2020, the amount of cash and cash equivalents was $23,319.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2021, the current portion of restricted cash was $286 and the noncurrent portion was $1,202. As of September 30, 2020, the current portion of restricted cash was $282 and the noncurrent portion was $395.

Immaterial correction of prior period financial statements

During the quarter ended December 31, 2020, Company management identified an immaterial error in the previously issued September 30, 2020 consolidated balance sheet. This error resulted in an overstatement of prepaid expenses and accrued liabilities of $5,205 related to a foreign currency forward contract which was presented on a gross basis rather than on a net basis. There was no impact to the consolidated statement of operations or the consolidated statement of cash flows for the year ended September 30, 2020, as a result of this misstatement. Further, there was no impact to the condensed consolidated financial statements as of, and for the nine months ended June 30, 2021, as the forward contract was settled during the first quarter of fiscal 2021.  SEC Staff Accounting Bulletin: No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements were used by management to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on either the accompanying condensed consolidated balance sheet as of June 30, 2021, or the previously issued consolidated balance sheet for the year ended September 30, 2020, and therefore the misstatement was corrected in the accompanying condensed consolidated balance sheet for the year ended September 30, 2020. All financial information contained in the accompanying notes to these condensed consolidated financial statements has been revised to reflect the correction of this error.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of its fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, the Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, which refines the scope of Topic 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company has not yet adopted these amendments. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

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

4.	BUSINESS COMBINATIONS

Zonehaven

On June 7, 2021, the Company completed the acquisition of Zonehaven Inc. (“Zonehaven”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, ZH Acquisition I Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, merged with and into Zonehaven, with Zonehaven surviving the merger. Immediately following such merger, ZH Acquisition II LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, merged with and into Zonehaven, with ZH Acquisition II LLC, changing its name to Zonehaven LLC and continuing as a wholly-owned subsidiary of the Company and with all the properties, rights, privileges, powers and franchises of Zonehaven vesting in such subsidiary, and all debts, liabilities and duties of Zonehaven, becoming the debts, liabilities and duties of such subsidiary. As a result of the transaction, the Zonehaven business is operated through Zonehaven LLC, a wholly-owned subsidiary of the Company.

Zonehaven provides planning, training, and resources to first responders, public safety agencies, and communities to manage evacuations and repopulations successfully. The Company believes the acquisition of Zonehaven will expand the Company’s enterprise software solutions and enhance the Company’s unified multi-channel critical communications platform.

The Zonehaven acquisition was accounted for as a business combination using the acquisition method pursuant to Accounting Standards Codification (“ASC”) Topic 805. As the acquirer for accounting purposes, the Company has estimated the purchase consideration, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase consideration over the fair value of net assets acquired recognized as goodwill. The estimated fair value of assets purchased, and liabilities assumed, in certain cases may be subject to revision based on the final determination of fair value.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The consideration consisted of the following:

Cash paid (net of cash acquired of $644)	$11,481
Common stock issued	10,938
Shareholder representative reserve payable	150
$22,569

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 2,165,824 shares of the Company’s common stock to the former owners of Zonehaven. The fair value of the Company’s stock on the closing date was $5.05, resulting in the addition of $10,938 to additional-paid-in-capital. The shareholder representative reserve payable is a current liability and recorded in the current portion of accrued liabilities as of June 30, 2021.

The Company incurred $100 in expenses related to this transaction through June 30, 2021. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations as follows: $98 in the third quarter of fiscal 2021 and $2 in the second quarter of fiscal 2021.

Purchase price allocation

Assets acquired
Accounts receivable	$255
Deferred tax asset	106
Intangible assets	10,100
Goodwill	15,403
Total assets acquired	$25,864

Liabilities assumed
Accounts payable	$194
Accrued liabilities	372
Deferred tax liability	2,729
Total liabilities assumed	3,295
Net assets acquired	$22,569

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Estimated Useful Lives (in years)
Developed Technology	$8,800	7
Trade Names	400	5
Customer Relationships	900	5
	$10,100

Identifiable intangible assets consist of certain technology, trade name and customer relationships purchased from Zonehaven. Identifiable intangible assets are amortized over their estimated useful lives based upon a number of assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 6.7 years. These intangible assets are classified as Level 3 in the ASC topic 820 three-tier fair value hierarchy.

The goodwill for Zonehaven is attributable to combining the Company’s existing emergency communications solutions with the software and software development capabilities of Zonehaven to enhance product offerings. Goodwill is also attributable to the skill level of the acquired workforce. The Company will continue to analyze the transaction and refine its calculations, as appropriate during the measurement period, which could affect the value of goodwill. Goodwill from the Zonehaven acquisition will not be deductible for tax purposes.

Amika Mobile asset purchase

On October 2, 2020, the Company completed the purchase of the assets of Amika Mobile Corporation (“Amika Mobile”) pursuant to an Asset Purchase Agreement. Amika Mobile is a leading provider of integrated emergency and enterprise critical communications based in Ottawa, Canada. The Company believes the Amika Mobile asset purchase will expand the Company’s enterprise software solutions and enhance the Company’s unified multi-channel critical communications platform.

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
$8,411

Under the terms of the Asset Purchase Agreement, the Company was required to deposit a holdback liability in the amount of CAD$1,000 into an interest-bearing account as security for potential indemnification claims against the seller. The holdback amount will be released three years from the closing date subject to amounts withheld for actual, pending or potential claims. The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in an addition of $3,431 to additional paid-in-capital. During the three months ended June 30, 2021, the Company accelerated the issuance of 121,703 of such shares of common stock to a former owner of the Amika Mobile assets. 452,098 shares of the Company’s common stock remain subject to issuance under this obligation. The cash portion of the purchase price was funded from cash on hand.

The Company incurred $264 in expenses related to this transaction through June 30, 2021. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statement of operations as follows: $22 in the second quarter of fiscal 2021, $10 in the first quarter of fiscal 2021, $132 in the fourth quarter of fiscal 2020 and $100 in the third quarter of fiscal 2020.

Purchase price allocation

Assets acquired
Prepaid expenses	$2
Fixed assets	22
Operating lease right of use asset	248
Intangible assets	2,820
Goodwill	5,590
Total assets acquired	$8,682

Liabilities assumed
Accrued liabilities	$23
Operating lease liability	248
Total liabilities assumed	271
Net assets acquired	$8,411

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Estimated Useful Lives (in years)
Developed technology	$2,500	7
Customer relationships	320	7
	$2,820

Identifiable intangible assets consist of certain technology and customer relationships purchased from Amika Mobile. Identifiable intangible assets are amortized over their estimated useful lives based upon a number of assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 7 years. These intangible assets are classified as Level 3 in the ASC topic 820 three-tier fair value hierarchy.

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

The Company derives its revenue from the sale of products to customers, contracts, license fees, other services, and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company, and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Multiple element arrangements

The Company has entered into multiple element arrangements, such as the sale of a product or perpetual licenses that may include maintenance and support (included in the price of perpetual licenses) and time-based licenses (that include embedded maintenance and support, both of which may be sold with software development services, training, and other product sales). In some cases, the Company delivers software development services bundled with the sale of the software. In multiple element arrangements, the Company uses either the stand-alone selling price or an expected cost plus margin approach to determine the fair value of each element within the arrangement, including software and software-related services such as maintenance and support. In general, elements in such arrangements are also sold on a stand-alone basis and stand-alone selling prices are available.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to Topic 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below shows the balance of contract assets and liabilities as of June 30, 2021, and September 30, 2020, including the change between the periods. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 11, Accrued Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2020	$3,683	$1,024	$4,707
New performance obligations	13,821	1,176	14,997
Recognition of revenue as a result of satisfying performance obligations	(6,411)	(1,124)	(7,535)
Effect of exchange rate on deferred revenue	-	16	16
Balance at June 30, 2021	$11,093	$1,092	$12,185
Less: non-current portion	(1,654)	(344)	(1,998)
Current portion at June 30, 2021	$9,439	$748	$10,187

Remaining performance obligations

         Remaining performance obligations related to Topic 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $12,185. The Company expects to recognize revenue on approximately $10,187 or 84% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities was determined based on Level 1 and Level 2 inputs. The Company did not have any marketable securities in the Level 3 category as of June 30, 2021 or September 30, 2020. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2021, and September 30, 2020. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income until recognized in earnings upon the sale or maturity of the security.

	June 30, 2021
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$208	$-	$208	$208	$-	$-

Level 2:
Certificates of deposit	1,193	-	1,193	-	469	724
Municipal securities	5,879	2	5,881	-	4,451	1,430
Corporate bonds	1,199	-	1,199	-	1,056	143
Subtotal	8,271	2	8,273	-	5,976	2,297

Total	$8,479	$2	$8,481	$208	$5,976	$2,297

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

	September 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$365	$-	$365	$365	$-	$-

Level 2:
Certificates of deposit	1,195	-	1,195	-	-	1,195
Municipal securities	3,777	4	3,781	-	2,431	1,350
Corporate bonds	3,091	3	3,094	-	1,834	1,260
Subtotal	8,063	7	8,070	-	4,265	3,805

Total	$8,428	$7	$8,435	$365	$4,265	$3,805

Instruments measured at fair value on a non-recurring basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use assets (“ROU assets”) are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Goodwill and intangible assets are recognized at fair value during the period in which an acquisition is completed, from updated estimates during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 inputs. The Company estimates the fair value of these long-lived assets on a non-recurring basis based on a market valuation approach, engaging independent valuation experts to assist in the determination of fair value.

The following table presents nonfinancial assets that were subject to fair value measurement during the nine months ended June 30, 2021. There were no business combinations or indicators of impairment for the nine months ended June 30, 2020.

	Carrying Value	Level 1	Level 2	Level 3	Gain/ (Loss)
Goodwill from Zonehaven acquisition	$15,403	$-	$-	$15,403	$-
Intangible assets from Zonehaven acquisition	$9,974	$-	$-	$9,974	$-
Goodwill from Amika Mobile asset purchase	$6,001	$-	$-	$6,001	$-
Intangibles from Amika Mobile asset purchase	$2,703	$-	$-	$2,703	$-
Operating lease ROU asset from Amika Mobile asset purchase	$259	$-	$-	$259	$-

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

7. INVENTORIES, NET

Inventories, net consisted of the following:

	June 30,	September 30,
	2021	2020
Raw materials	$5,557	$5,220
Finished goods	797	841
Work in process	791	456
Inventories, gross	7,145	6,517
Reserve for obsolescence	(723)	(568)
Inventories, net	$6,422	$5,949

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	September 30,
	2021	2020
Office furniture and equipment	$1,241	$1,181
Machinery and equipment	1,248	1,184
Leasehold improvements	2,155	2,056
Construction in progress	29	8
Property and equipment, gross	4,673	4,429
Accumulated depreciation	(2,837)	(2,499)
Property and equipment, net	$1,836	$1,930

Depreciation expense was $106 and $131 for the three months ended June 30, 2021, and 2020, respectively. Depreciation expense was $306 and $397 for the nine months ended June 30, 2021, and 2020, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisition of Genasys Spain and of Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. During the nine months ended June 30, 2021, the Company added $20,992 in goodwill related to the Zonehaven acquisition and the Amika Mobile asset purchase. There were no impairments to goodwill during the nine months ended June 30, 2021.

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $46. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. During the nine months ended June 30, 2021, the Company added $13,128 in intangible assets related to the Zonehaven acquisition and the Amika Mobile asset purchase. The net impact of foreign currency exchange differences arising during the nine months ended June 30, 2021, related to goodwill and intangible assets from the Amika Mobile asset purchase was an increase of $613.

The changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2021, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2020	$-	$2,472	$2,472
Acquisition	-	20,992	20,992
Currency translation	-	444	444
Balance as of June 30, 2021	$-	$23,908	$23,908

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company’s intangible assets consisted of the following:

	June 30,	September 30,
	2021	2020
Technology	$12,148	$655
Customer relationships	1,878	627
Trade name portfolio	631	228
Non-compete agreements	250	247
Patents	72	72
	14,979	1,829
Accumulated amortization	(1,548)	(886)
	$13,431	$943

Amortization expense was $295 and $74 for the three months ended June 30, 2021, and 2020, respectively. Amortization expense was $647 and $223 for the nine months ended June 30, 2021, and 2020, respectively.

As of June 30, 2021, future amortization expense is as follows:

Fiscal year ending September 30,
2021 (remaining three months)	$546
2022	2,185
2023	2,152
2024	2,138
2025	2,007
Thereafter	4,403
Total estimated amortization expense	$13,431

10. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2021	2020
Deposits for inventory	$528	$54
Prepaid insurance	355	264
Dues and subscriptions	255	151
Trade shows and travel	95	103
Other	231	288
	$1,464	$860

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2021	2020
Payroll and related	$2,705	$2,545
Deferred revenue	748	731
Customer deposits	9,439	3,683
Accrued contract costs	89	719
Warranty reserve	143	126
Other	181	76
Total	$13,305	$7,880

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2021	2020
Deferred extended warranty revenue	$344	$293
Customer deposits	1,654	-
Deferred tax liabilities	2,729	-
Asset purchase holdback liability	693	-
Total	$5,420	$293

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2021, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending June 30, 2022.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in future periods. The customer deposits classified as noncurrent relate to orders that are expected to be delivered during the fourth quarter of our fiscal year ended September 20, 2022.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2021	2020
Beginning balance	$126	$150
Warranty provision	44	16
Warranty settlements	(27)	(40)
Ending balance	$143	$126

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

Deferred tax liability

In connection with the Zonehaven acquisition, the Company recorded a deferred tax liability related to tax basis differences on acquired intangible assets.

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to future adjustments to assets and liabilities. Adjustments of up to CAD$1,000 (USD$807) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

12. DEBT

In connection with the acquisition of Genasys Spain the Company assumed certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of June 30, 2021. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of June 30, 2021, are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$18
Ministry of Economy and Competitiveness	February 2, 2024	286	(a)
		$304

(a)

This loan is secured by $286 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash as of June 30, 2021. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of June 30, 2021.

The following is a schedule of future annual payments as of June 30, 2021:

2022	$304
Total	$304

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of June 30, 2021, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs have and will be amortized on a straight-line basis over the term of the loan.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

13. LEASES

The Company determines if an arrangement is a lease at inception. The guidance in ASC Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating Right of Use (“ROU”) assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, the portfolio approach is used in determining the discount rate used to present value lease payments. The operating ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

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

During the nine months ended June 30, 2021, the Company added an additional operating ROU asset of $259 and operating lease liabilities of $259 for office space. The tables below show the operating ROU assets and liabilities as of September 30, 2020, and the balances as of June 30, 2021, including the changes during the periods.

Operating ROU assets
Operating lease right of use asset at September 30, 2020	$5,285
Additional operating lease right of use assets	259
Less amortization of operating lease right-of-use assets	(518)
Effect of exchange rate on operating lease right of use assets	22
Operating lease right of use asset at June 30, 2021	$5,048

Operating lease liabilities
Operating lease liabilities at September 30, 2020	$7,166
Additional operating lease liabilities	259
Less lease principal payments on operating lease liabilities	(618)
Effect of exchange rate on operating lease liabilities	22
Operating lease liabilities at June 30, 2021	6,829
Less non-current portion	(5,952)
Current portion at June 30, 2021	$877

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

As of June 30, 2021, the Company’s operating leases have a weighted-average remaining lease term of 6.86 years and a weighted-average discount rate of 4.12%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2021 (remaining three months)	$292
2022	1,144
2023	1,091
2024	1,086
2025	1,162
Thereafter	3,104
Total undiscounted operating lease payments	7,879
Less imputed interest	(1,050)
Present value of operating lease liabilities	$6,829

For the three months ended June 30, 2021, and 2020, total lease expense under operating leases was approximately $246 and $228, respectively. For the nine months ended June 30, 2021, and 2020, total lease expense under operating leases was approximately $735 and $674, respectively. For the three and nine months ended June 30, 2021, total short-term lease expense was $1 and $3, respectively. There was no short-term lease expense during the three and nine months ended June 30, 2020.

14. INCOME TAXES

For the nine months ended June 30, 2021, the Company recorded income tax expense of $506 reflecting an effective tax rate of 22.48%. For the nine months ended June 30, 2020, the Company recorded income tax expense of $742 reflecting an effective tax rate of 22.8%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. In the nine months ended June 30, 2021, the Company recorded $1,505 of bonus expense. In the nine months ended June 30, 2020, the Company recorded $1,143 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to future adjustments to assets and liabilities. Adjustments of up to CAD$1,000 (USD$807) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the three months ended June 30, 2021, the Company accelerated the issuance of 121,703 of such shares of common stock to a former owner of the Amika Mobile assets. 452,098 shares of the Company’s common stock remain subject to issuance under this obligation.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

16. SHARE-BASED COMPENSATION

Stock Option Plans

As of June 30, 2021, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020 to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of June 30, 2021, there were options and restricted stock units outstanding covering 92,500 and 3,015,637 shares of common stock under the 2005 Equity Plan and 2015 Equity Plan, respectively and 5,143,165 shares of common stock available for grant for a total of 8,251,302 shares of common stock currently authorized and unissued under the two equity plans.

Share-Based Compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 275,000 stock options granted during the nine months ended June 30, 2021. There were 1,133,727 stock options granted during the nine months ended June 30, 2020. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2021 was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2021	2020
Volatility	48.5%	44.5%
Risk-free interest rate	0.6%	1.4%
Dividend yield	0.0%	0.0%
Expected term	6.6	5.4

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

As of June 30, 2021, there was approximately $787 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.1 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023 including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. Through June 30, 2021, the Company has not recorded stock-based compensation expense related to these options.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The Company did not grant any PVO’s during the nine months ended June 30, 2021.

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

On March 16, 2021, each member of the Board of Directors received a grant of 27,883 RSUs that vested on the first anniversary of the grant date. These were issued at a market value of $1,100, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date. Also, during the fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants. During the quarter, 5,000 RSUs with immediate vesting were granted to an employee at a market value of $25. These were expensed during the quarter ended June 30, 2021.

During the nine months ended June 30, 2021, the Company retained 22,073 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. During the nine months ended June 30, 2020, the Company retained 13,063 shares of common stock to satisfy tax withholding obligations upon the vesting of RSUs issued to employees. These shares were not acquired pursuant to any repurchase plan or program.

Compensation expense for RSUs was $363 and $750 for the three months and nine months ended June 30, 2021, respectively. Compensation expense for RSUs was $136 and $431 for the three and nine months ended June 30, 2020, respectively. As of June 30, 2021, there was approximately $1,534 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.61 years.

A summary of the restricted stock units of the Company as of June 30, 2021, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2020	303,014	$2.82
Granted	290,315	$7.28
Released	(228,633)	$2.83
Forfeited/cancelled	(277)	$2.26
Outstanding June 30, 2021	364,419	$6.37

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2021, is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2020	2,659,305	$2.56
Granted	275,000	$6.80
Forfeited/expired	(104,125)	$2.57
Exercised	(86,462)	$1.97
Outstanding June 30, 2021	2,743,718	$3.00
Exerciseable June 30, 2021	1,520,058	$2.19

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2021 to 2028 with an average life of 4.07 years. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2021, was $7,150 and $5,049, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $5.48 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2021, was $455 and proceeds from these exercises were $170. The total intrinsic value of stock options exercised during the nine months ended June 30, 2020, was $1,236 and proceeds from these exercises were $996.

The following table summarized information about stock options outstanding as of June 30, 2021:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Life	Price	Exercisable	Price
$1.31	-	$1.86	334,991	2.20	$1.64	328,116	$1.64
$1.99	-	$1.99	937,500	2.69	$1.99	937,500	$1.99
$2.16	-	$3.17	72,500	0.60	$2.52	72,500	$2.52
$3.39	-	$3.40	1,133,727	5.34	$3.39	146,005	$3.40
$5.05	-	$8.03	265,000	6.85	$6.75	35,937	$6.87
			2,743,718	4.07	$3.00	1,520,058	$2.19

The Company recorded $84 and $186 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2021, and 2020, respectively. The Company recorded $206 and $345 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2021, and 2020, respectively.

Share-Based Compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenues	$10	$5	$24	$16
Selling, general and administrative	424	311	904	738
Research and development	12	6	28	22
	$446	$322	$956	$776

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

17. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2021, and the nine months ended June 30, 2020 (amounts in thousands, except par value and share amounts):

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140
Share-based compensation expense	-	-	182	-	-	182
Issuance of common stock upon exercise of stock options, net	25,899	-	54	-	-	54
Obligation to issue common stock	-	-	3,431	-	-	3,431
Accumulated other comprehensive income	-	-	-	-	469	469
Net loss	-	-	-	(619)	-	(619)
Balance at December 31, 2020	33,587,443	$336	$94,915	$(42,477)	$219	$52,657

Share-based compensation expense	-	$-	$328	$-	$-	$328
Issuance of common stock upon exercise of stock options, net	60,563	1	116	-	-	116
Issuance of common stock upon vesting of restricted stock units	223,633	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(22,073)	-	(141)	-	-	(141)
Accumulated other comprehensive loss	-	-	-	-	(78)	(78)
Net income	-	-	-	262	-	262
Balance at March 31, 2021	33,849,566	$339	$95,218	$(42,215)	$141	$53,144

Share-based compensation expense	-	$-	$446	$-	$-	$446
Issuance of common stock upon vesting of restricted stock units	5,000	-	-	-	-	-
Issuance of common stock in business combination	2,165,824	22	10,938	-	-	10,938
Release of obligation to issue commons stock	121,703	1	-	-	-	-
Accumulated other comprehensive income	-	-	-	-	183	183
Net income	-	-	-	290	-	290
Balance at June 30, 2021	36,142,093	$362	$106,602	$(41,925)	$324	$65,001

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2019	32,949,987	$330	$89,572	$(53,732)	$(459)	$35,381
Share-based compensation expense	-	-	158	-	-	158
Issuance of common stock upon exercise of stock options, net	83,343	1	144	-	-	144
Accumulated other comprehensive income	-	-	-	-	85	85
Net income	-	-	-	620	-	620
Balance at December 31, 2019	33,033,330	$331	$89,874	$(53,112)	$(374)	$36,388

Share-based compensation expense	-	-	296	-	-	296
Issuance of common stock upon exercise of stock options, net	56,861	-	114	-	-	114
Issuance of common stock upon vesting of restricted stock units	198,106	-	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(41)	-	-	(41)
Stock buyback	(156,505)	-	(398)	-	-	(398)
Accumulated other comprehensive loss	-	-	-	-	(69)	(69)
Net loss	-	-	-	302		302
Balance at March 31, 2020	33,118,729	$331	$89,845	$(52,810)	$(443)	$36,592

Share-based compensation expense	-	-	322	-	-	322
Issuance of common stock upon exercise of stock options, net	371,815	4	738	-	-	738
Accumulated other comprehensive income	-	-	-		51	51
Net income	-	-	-	1,504	-	1,504
Balance at June 30, 2020	33,490,544	$335	$90,905	$(51,306)	$(392)	$39,207

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

During the nine months ended June 30, 2021, the Company issued 86,462 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options. During the nine months ended June 30, 2020, the Company issued 512,019 shares of common stock and received gross proceeds of $996 in connection with the exercise of stock options. During the nine months ended June 30, 2021, the Company issued 206,560 shares of common stock in connection with the vesting of RSUs. During the nine months ended June 30, 2020, the Company issued 185,043 shares of common stock in connection with the vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owner of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the three months ended June 30, 2021, the Company accelerated the issuance of 121,703 of such shares of common stock to a former owner of Amika Mobile. 452,098 shares of the Company’s common stock remain subject to issuance under this obligation.

In connection with the Zonehaven acquisition, the Company issued 2,165,824 shares of the Company’s common stock to the former owners of Zonehaven. The fair value of the Company’s stock on the closing date was $5.05, resulting in the addition of $10,938 to additional-paid-in-capital.

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

During the nine months ended June 30, 2021, no shares were repurchased by the Company. During the nine months ended June 30, 2020, the Company repurchased 156,505 shares for $398.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Dividends

There were no dividends declared in the nine months ended June 30, 2021 and 2020.

18. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$290	$1,504	$(67)	$2,426

Basic income (loss) per share	$0.01	$0.05	$(0.00)	$0.07
Diluted income (loss) per share	$0.01	$0.04	$(0.00)	$0.07

Weighted average shares outstanding - basic	34,109,167	33,289,426	33,797,774	33,122,042
Assumed exercise of dilutive options	1,161,778	991,489	-	756,201
Weighted average shares outstanding - diluted	35,270,945	34,280,915	33,797,774	33,878,243

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	1,035,000	893,750	2,743,718	893,750
RSU	-	-	364,469	-
Obligation to issue common stock	452,098	-	452,098	-
Total	1,487,098	893,750	3,560,285	893,750

19. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, location-based mass messaging solutions for emergency warning and enterprise safety, and evacuation planning and public safety resources. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020

Revenue from external customers
Hardware	$11,875	$11,599	$29,887	$27,820
Software	752	372	2,069	1,209
	$12,627	$11,971	$31,956	$29,029

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	581	552	1,187	1,381
	$581	$552	$1,187	$1,381

Segment operating income (loss)
Hardware	$1,671	$2,144	$3,420	$3,525
Software	(1,151)	(203)	(3,040)	(559)
	$520	$1,941	$380	$2,966

Other expenses:
Depreciation and amortization expense
Hardware	$98	$127	$282	$387
Software	303	78	671	233
	$401	$205	$953	$620

Income tax expense
Hardware	$228	$473	$506	$742
Software	-	-	-	-
	$228	$473	$506	$742

	June 30, 2021	September 30, 2020
Long-lived assets
Hardware	$1,826	$1,924
Software	37,349	3,421
	$39,175	$5,345

Total assets
Hardware	$53,232	$61,152
Software	40,335	5,015
	$93,567	$66,167

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2021, revenues from one customer accounted for 62% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2021, revenues from one customer accounted for 54% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2021, accounts receivable from two customers accounted for 51% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $10,564 and $9,600 for the three months ended June 30, 2021, and 2020, respectively. Revenue from customers in the United States was $24,401 and $22,523 for the nine months ended June 30, 2021, and 2020, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Americas	$11,090	$9,961	$25,496	$23,871
Asia Pacific	887	948	4,110	3,129
Europe, Middle East and Africa	650	1,062	2,350	2,029
Total Revenues	$12,627	$11,971	$31,956	$29,029

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

Our multi-channel approach includes:

• LRAD® (Long Range Acoustic Device®), the world’s leading Acoustic Hailing Device (“AHD”), projects alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters.

• GEM™ (Genasys Emergency Management) is our unified software platform for cloud, on-premise or hybrid operations that supports 2-way communications and seamlessly integrates with physical systems to initiate life-safety actions in defined geographic areas. GEM receives and manages simultaneous inputs from panic buttons, government agency or weather alert feeds, sensor events from digital thermometers, access control, fire panels, camera systems, and more. Using the information derived from the inputs, GEM delivers alerts and notifications on multiple channels, including SMS, CBC, MMS, desktop, laptop, tablet and smartphone pop-ups, social media, VoIP, callouts, public address, overhead displays, digital signs, tickers, RSS feeds, and email on any platform.

• IMNS (Integrated Mass Notification Systems) span multiple hardware and software notification channels to reach at risk individuals and populations. These systems include Genasys voice speaker arrays, which project sirens and audible voice messages 60° - 360° with industry-leading vocal clarity from close range to more than 14 square kilometers, and GEM software designed to deliver SMS, CBC, text, email, and social media alerts to people at risk in defined geographic areas. Our IMNS solutions are compatible with the Federal Emergency Management Agency (“FEMA”) Integrated Public Alert & Warning System (“IPAWS”) and other major emergency warning protocols.

• NEWS (National Emergency Warning Systems) are deployed directly on mobile carrier networks to send critical alerts and life-saving information across SMS and CBC channels to anyone, anywhere with no opt-in required. NEWS empowers national emergency management personnel to send hyper-specific instructions to at risk populations and monitor evacuation progress.

• Zonehaven™ is a cloud-based, software platform that uses critical data and modeling capabilities to deliver simple, usable insights to help emergency responders, communities, counties, and states plan for and successfully respond to All Hazards emergency situations

The Company’s critical communication systems are being used in more than 100 countries throughout the world in a range of diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management, and many more. We continue to develop new communication innovations and believe we have significant competitive advantages in our principal markets.

LRAD systems represent a technological breakthrough in broadcasting audible, highly intelligible voice messages and tones over long distances and high ambient noise using minimal power. By broadcasting audible voice messages with exceptional vocal clarity and only where needed, we offer novel sound applications that conventional bullhorns, loudspeakers, public address, and emergency warning systems cannot achieve. Our LRAD systems are designed to enable users to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. The LRAD product line offers a full range of AHD and communication solutions - from portable devices to permanently installed, remotely operated systems. We continue to expand into new markets and add new models and features to meet customer requirements.

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

NEWS’ location-based SMS software technology sends geo-specific alerts to mobile phones in crisis-affected areas. With no opt in or app download required, NEWS provides the industry’s fastest location-based SMS alert service available, finding and sending SMS public safety alerts and notifications to thousands of mobile phones in near real time.

Zonehaven reduces evacuation and response times for communities, counties, and regions during disasters and other crisis situations. The zone-based evacuation plans include population locations, structures, and traffic flow, and local knowledge of past emergencies and known local hazards. Zonehaven provides a single access point for public safety agencies to gather data and disseminate critical information, evacuation routes, and incident status

Genasys offers the only unified critical communications platform that provides multi-modal, geo-targeted mobile device alerts, and speaker arrays that broadcast audible messages with industry-leading vocal clarity and area coverage. Our user-friendly software interface and mobile application manages and delivers notifications and information to people at risk, before, during, and after crisis situations.

Business developments in the fiscal quarter ended June 30, 2021:

• Acquired Zonehaven, an emergency evacuation planning and public safety resources software provider

• Received $28.0 million in follow-on AHD program of record orders from the U.S. Army

• Announced $9.0 million U.S. Army mobile mass notification systems order

• Awarded mass notification and emergency management software services contract from Riverside County, CA

• Received $3.0 million in LRAD domestic and international security orders

• Announced $1.0 million in international infrastructure protection and wildlife preservation orders

• Received IMNS order from Southern Marin Fire Protection District

Revenues in the third fiscal quarter ended June 30, 2021, were $12.6 million, an increase from $11.9 million in the third fiscal quarter of 2020. The increase in revenues was driven by increases of AHD, IMNS and software revenues. AHD revenue was $11,420, an increase of $961 or 9%, IMNS revenue was $455, a decrease of $685 or 60%, and software revenue of $752, an increase of $380 or 102%, compared with the third fiscal quarter of 2020. Based on the timing of government budget cycles, financial issues, the impact of the COVID-19 pandemic and leadership change in certain areas of the world, delays in awarding contracts often occur, resulting in uneven quarterly revenues. Gross profit increased compared with the same quarter in the prior year primarily as a result of higher sales. Operating expenses increased 36% from the prior year quarter, from $4.5 million to $6.2 million in the quarter ended June 30, 2021. Third fiscal quarter of 2021 results reflect $228 of income tax expense, compared with $473 in the prior year quarter. We reported net income of $290 for the quarter, or $0.01 per share, compared with net income of $1,504, or $0.05 per share, for the same quarter in the prior year.

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

Genasys has developed a global market for LRAD systems and advanced emergency warning notification solutions. We have a reputation for producing quality products that feature industry-leading vocal intelligibility and geo-targeted mass messaging. While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified multi-channel platform provides opportunities to succeed in the large and growing public safety, emergency warning, and mass notification markets. We also plan to expand and strengthen domestic and international sales by adding strategic mass notification partners, distributors, and dealers.

We plan to continue building on our AHD leadership position by offering enhanced voice broadcast and multidirectional voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, and system integrators. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international government, military, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

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

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended June 30, 2021, we monitor the developments and assess areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $14.5 million in cash and cash equivalents as of June 30, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

A large number of components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We source a small amount of component parts from suppliers in China. It is also likely that some of our suppliers source parts in China. The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply chain could have a material adverse effect on our business. We are in contact with our suppliers and evaluating what impact, if any, may result from COVID-19.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020 (in thousands)

	Three Months Ended
	June 30, 2021		June 30, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$10,719	84.9%	$10,933	91.3%	$(214)	(2.0%)
Contract and other	1,908	15.1%	1,038	8.7%	870	83.8%
Total revenues	12,627	100.0%	11,971	100.0%	656	5.5%

Cost of revenues	5,941	47.0%	5,500	45.9%	(441)	(8.0%)
Gross Profit	6,686	53.0%	6,471	54.1%	215	3.3%

Operating expenses
Selling, general and administrative	4,776	37.8%	3,330	27.8%	(1,446)	(43.4%)
Research and development	1,390	11.0%	1,200	10.0%	(190)	(15.8%)
Total operating expenses	6,166	48.8%	4,530	37.8%	(1,636)	(36.1%)

Income from operations	520	4.1%	1,941	16.2%	(1,421)	(73.2%)

Other income (expense)	(2)	(0.0%)	36	0.3%	(38)	(105.6%)

Income before income taxes	518	4.1%	1,977	16.5%	(1,459)	(73.8%)
Income tax expense	228	1.8%	473	4.0%	245	51.8%
Net income	$290	2.3%	$1,504	12.6%	$(1,214)	(80.7%)

Net revenue
Hardware	$11,875	94.0%	$11,599	96.9%	$276	2.4%
Software	752	6.0%	372	3.1%	380	102.2%
Total net revenue	$12,627	100.0%	$11,971	100.0%	$656	5.5%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased in the current quarter compared to the same quarter in the prior year primarily due to the timing of deliveries in backlog as of March 31, 2021, as compared with March 31, 2020. Current year quarter AHD revenue was $11,420, software revenue was $752 and IMNS revenue was $455. This represented increases of $961, or 9%, for AHD and $380, or 102% for software offset by a decrease of $685, or 60% for IMNS revenue compared with the same prior year period. The receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this year’s period is primarily from professional services revenue on new software contracts and the sale of a software license to one customer. As of June 30, 2021, we had aggregate deferred revenue of $1,092 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the quarter compared with the same period in the prior year was primarily due to the higher level of revenue. Gross profit as a percentage of revenue was lower in the fiscal 2021 third quarter due to a 61% increase in engineering personnel, primarily software related. Higher software expenses were due to the recent additions of Amika Mobile (through our Canadian subsidiary Genasys Communication Canada) and Zonehaven, and additional employees to support the Australia, EU and enterprise software initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,446, or 43%, over the prior year quarter primarily due to a 79% increase in sales and marketing personnel over the prior year to support future revenue growth opportunities, including opening sales offices in Singapore, the United Arab Emirates, and Puerto Rico. Additional sales and administrative personnel were added through two acquisitions this fiscal year.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended June 30, 2021, and 2020 of $424 and $311, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities, including the June 2022 European Public Warning Systems mandate and enterprise software services. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $190 compared with the same quarter in the prior year. The higher cost was due to increases in engineering personnel and expending more engineering labor in support of development activities compared to the prior year period.

Included in research and development expenses for the three months ended June 30, 2021 and 2020, was $12 and $6, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, the amount of support provided on customer projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Income

Net income in the third quarter of fiscal year 2021 was $290, a decrease of $1,214 compared with the third quarter of fiscal year 2020. The decrease was primarily due to increased selling, general and administrative expenses, offsetting the higher revenue and gross profit in the third quarter of fiscal year 2021.

Comparison of Results of Operations for the Nine Months Ended June 30, 2021 and 2020 (in thousands)

	Nine Months Ended
	June 30, 2021		June 30, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$27,800	87.0%	$26,494	91.3%	$1,306	4.9%
Contract and other	4,156	13.0%	2,535	8.7%	1,621	63.9%
Total revenues	31,956	100.0%	29,029	100.0%	2,927	10.1%

Cost of revenues	16,229	50.8%	13,946	48.0%	(2,283)	(16.4%)
Gross Profit	15,727	49.2%	15,083	52.0%	644	4.3%

Operating expenses
Selling, general and administrative	11,931	37.3%	8,884	30.6%	(3,047)	(34.3%)
Research and development	3,416	10.7%	3,233	11.1%	(183)	(5.7%)
Total operating expenses	15,347	48.0%	12,117	41.7%	(3,230)	(26.7%)

Income from operations	380	1.2%	2,966	10.2%	(2,586)	(87.2%)

Other income	59	0.2%	202	0.7%	(143)	(70.8%)

Income before income taxes	439	1.4%	3,168	10.9%	(2,729)	(86.1%)
Income tax expense	506	1.6%	742	2.6%	236	31.8%
Net (loss) income	$(67)	(0.2%)	$2,426	8.4%	$(2,493)	(102.8%)

Net revenue
Hardware	$29,887	93.5%	$27,820	95.8%	$2,067	7.4%
Software	2,069	6.5%	1,209	4.2%	860	71.1%
Total net revenue	$31,956	100.0%	$29,029	100.0%	$2,927	10.1%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased 10% for the nine-month period ended June 30, 2021, compared with the same prior year period primarily due to the timing for delivery of the backlog at September 30, 2020 compared with the September 30, 2019 backlog. AHD revenues were $28,288 for the current year nine-month period, up $2,789, or 11%, IMNS revenue was $1,599, down $722, or 31%, and software revenue was $2,069, up $860, or 71%, compared with the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of June 30, 2021, we had aggregate deferred revenue of $1,092 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2021, was primarily due to higher sales volume. Gross profit as a percentage of revenue was lower compared to the prior year period primarily due to a 64% increase in engineering personnel, primarily software related. Higher software expenses were due to the recent additions of Amika Mobile (through our Canadian subsidiary Genasys Communications Canada) and Zonehaven, and additional employees to support the Australia, EU and enterprise software initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,047 in the nine months ended June 30, 2021, compared with the prior year period. The increase in selling, general and administrative expenses was primarily due to a 60% increase in sales and marketing personnel over the prior year to support future business and revenue growth opportunities.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2021, and 2020, of $904 and $738, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $183. The higher costs were due to increases in engineering personnel and expending more engineering labor in support of development activities compared to the prior year period.

Included in research and development expenses for the nine months ended June 30, 2021, and 2020, were $28 and $22 of non-cash share-based compensation costs, respectively.

Research and development costs vary period to period due to the timing of projects, the amount of support provided on customer projects, and the timing and use of outside consulting, design and development firms. We continually improve our product offerings and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss/Income

Net loss of $67 for the first nine months of fiscal year 2021, was a decrease of $2,493 compared with net income in the prior year period. This decrease was primarily due to the higher operating expenses, partially offset by the higher revenue, in the current year period.

Liquidity and Capital Resources

The Company’s financial condition and liquidity remain strong. Cash and cash equivalents as of June 30, 2021, was $14,540, down $8,779, compared with $23,319 as of September 30, 2020. We had short-term marketable securities of $5,976 as of June 30, 2021, compared with $4,265 as of September 30, 2020. We had long-term marketable securities of $2,297 as of June 30, 2021, compared with $3,805 as of September 30, 2020. In addition, we have a $10 million line of credit with MUFG bank. As of June 30, 2021, the Company had no outstanding balances against the line of credit. The credit agreement requires the Company to comply with various financial and operating covenants and as of June 30, 2021, the Company was in compliance with these covenants. Other than cash and cash equivalents, short and long-term marketable securities, other working capital, expected future cash flows from operating activities in subsequent periods and the line of credit, we have no unused sources of liquidity at this time.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model and strong balance sheet keep us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30, 2021	June 30, 2020
Cash provided by (used in):
Operating activities	$8,314	$3,711
Investing activities	$(16,237)	$(2,425)
Financing activities	$(27)	$540

Operating Activities

Net loss of $67 for the nine months ended June 30, 2021 was offset by $3,257 of non-cash items that included depreciation and amortization, share-based compensation, operating ROU asset amortization, warranty provision, inventory obsolescence, both realized and unrealized loss on a foreign currency forward contract, and a reduction to deferred income taxes. Cash provided by operating activities for the current year reflected an increase of $1,134 in accounts payable, primarily for inventory related purchases, and a $5,988 increase in accrued and other liabilities, primarily from a $7,410 increase in customer deposits resulting from increased hardware orders, received this fiscal year offset by a $630 reduction to accrued contract costs. Cash used in operating activities for the nine months ended June 30, 2021, reflected a $788 increase in inventory, a $636 increase in prepaid expense, and a $574 increase in accounts receivable.

Net income of $2,426 for the nine months ended June 30, 2020, was increased by $2,755 of non-cash items that included a reduction to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision, amortization of operating right of use assets, and inventory obsolescence. Cash used in operating activities as of June 30, 2020, reflected an increase in accounts receivable of $2,722 due to higher sales with net credit terms in the quarter compared with the fourth quarter of fiscal 2019 and an increase in inventory of $1,667 to support the current backlog. Cash provided by operating activities included an increase in accounts payable of $2,040, primarily for inventory related purchases, a decrease in prepaid expenses and other of $732, and an increase in accrued liabilities of $148.

We had accounts receivable of $6,270 as of June 30, 2021, compared with $5,442 at September 30, 2020. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms and the timing of contract payments.

As of June 30, 2021, and September 30, 2020, our working capital was $17,764 and $29,796, respectively. The decrease in working capital was primarily due to the use of cash to complete the Amika Mobile asset purchase and Zonehaven acquisition in the first and third quarters respectively of fiscal year 2021.

Investing Activities

Our net cash used in investing activities was $16,237 for the nine months ended June 30, 2021, compared with cash used in investing activities of $2,425 for the nine months ended June 30, 2020. In the first nine months of fiscal 2021, $15,848 was used for acquisitions. In the first nine months of fiscal 2021, we increased our holdings of short and long-term marketable securities by $208, compared with an increase of $2,314 in the nine months ended June 30, 2020. Cash used in investing activities for the purchase of property and equipment was $181 and $111 for the nine months ended June 30, 2021, and 2020, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2021.

Financing Activities

In the nine months ended June 30, 2021, we used $27 for financing activities, compared with $540 provided by financing activities for the nine months ended June 30, 2020. In the first nine months of fiscal 2021, we received $170 from the exercise of stock options, which was offset by $141 of cash used to settle statutory tax withholding requirements on behalf of our employees upon vesting of restricted stock awards. During the first nine months of fiscal 2020, proceeds from the exercise of stock options were $996 and we used $398 to repurchase company common stock.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. During the quarter ended June 30, 2021, no shares were repurchased. During the quarter ended June 30, 2020, no shares were repurchased. As of June 30, 2021, all repurchased shares were retired. As of June 30, 2021, $4.1 million was available for share repurchase under this program. In December 2020, the board extended this program’s expiration date to December 31, 2022.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 1A.         Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 10, 2020, except for those noted below:

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

Zonehaven acquisition. Our ability to recognize the expected synergies and other benefits of the Zonehaven acquisition, difficulties in integrating Zonehaven post-closing, diversion of management time addressing post-closing transaction-related issues, uncertainties related to litigation involving the acquisition of Zonehaven, uncertainties related to unanticipated integration costs or undisclosed liabilities assumed, uncertainties related to the acceptance of the Zonehaven acquisition and its products by third parties.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

2.1

Agreement and Plan of Merger dated as of June 7, 2021, among Genasys Inc., ZH Acquisition I Inc., ZH Acquisition II Inc., Zonehaven Inc., and Charles Crocker in his capacity as Seller Representative. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 10, 2021.

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

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENASYS INC.

Date: July 28, 2021	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)