Form 10-K
period 2021-09-30
Genasys Inc.
filed 2021-11-23
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer	☐
	Smaller reporting company	☒
Non-accelerated filer ☒	Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark, whether the registrant has filed a report on and attestations to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $191,676,200 based upon the closing price of the shares on the NASDAQ Capital Market on that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

36,482,197 shares of common stock, par value $0.00001 per share, as of November 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2021.

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

Overview

Genasys is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Background

Genasys entered the critical communications arena following the October 2000 attack on the USS Cole, which prompted the development of the Long Range Acoustic Device® (“LRAD®”), an Acoustic Hailing Device (“AHD”) capable of communicating with and determining the intent of potential threats from a safe distance. The Company’s LRADs are capable of broadcasting clear voice messages and attention-commanding alert tones in a focused 30° beam over long distances to specific targets. LRADs were quickly embraced by the U.S. Navy and then other military branches, federal agencies, and police departments, nationally and throughout the world. The LRAD represented a new solution for potentially hostile situations, using communication to limit the escalation of force.

With a device capable of broadcasting clear and intelligible alerts and messages, other applications for Genasys’ communication technology became apparent. Genasys engineers utilized this technology to create mass notification speaker systems with 60° and 360° broadcast coverage. Realizing that integrating software with the mass notification speakers could add technology options and more functionality, Genasys engineers developed Genasys' Emergency Management (“GEM”) command-and-control software. In addition to remotely activating and controlling Genasys advanced speaker systems, which feature satellite connectivity and solar power options, GEM facilitates the dissemination of alerts, warnings, notifications, information and instructions through multiple channels, including location-based Short Message Service (“SMS”), Cell Broadcast Center (“CBC”) mobile push, text, email, social media, TV, radio, and digital displays. These systems are used by local governments, schools and universities, and businesses to relay emergency information and instructions.

As the world has become more digital and mobile, so have methods of communication. Often, the most direct way to share important information is through cell phones and computers. With that in mind, Genasys expanded GEM into software-as-a-service (“SaaS”) solutions, which include Zonehaven™ and Integrated Mass Notification Systems (“IMNS”). Genasys also created National Emergency Warning System (“NEWS”), a software application that works with mobile carriers to send emergency communications to the public. These software-based solutions are capable of sharing critical messages and alerts through text message, email, voice call, push notification, social media, and various other platforms.

Through both software and hardware, Genasys’ systems and solutions are designed to provide customers the ability to notify and share critical information.

Genasys’ Principal Characteristics

●	Scalable: Genasys products have been deployed across the globe and can be scaled to meet the needs of small towns, multinational corporations, and everything in between.

●

Reliable and Resilient: Genasys’ hardware products are made with military-grade material and undergo extensive laboratory testing to ensure reliability and durability in any environment, no matter the conditions.

●

Dynamic and Real-time: Emergencies are not static or isolated, and neither are effective emergency notifications and responses. Genasys notification systems constantly receive and analyze new information as an emergency unfolds, leveraging sensor data, dynamic maps, and first responder feedback to permit notifications that reflect the most up-to-date information. Our Zonehaven software tracks wildfires and other natural disasters and seeks to predict how a disaster will move and develop in the critical minutes that follow.

●

Customized and Focused: Genasys can send specific alerts, pertinent information and instructions to at-risk individuals or populations based on geographic location, group status, and other classifications.

●

Multiplatform Redundancy: Alerts can be distributed using text messages, emails, voice calls, push notifications, social media, speaker systems, and various other channels, permitting notifications to reach the greatest number of people possible.

●

Reach and Clarity: Alerts and notifications transmitted through Genasys speaker systems have unprecedented reach and clarity. Genasys speakers attained a score of 0.95 out of 1.0 on the Speech Transmission Index, considered excellent by the International Electrotechnical Commission.

●

Extensive Catalog: Genasys offers multiple acoustic device and mass notification speaker options of varying ranges, sizes, weights, and colors. Similarly, we offer a variety of software notification suites, each with unique capabilities. This deep catalog enables us to customize solutions that meet our customers' needs.

●

Global Presence: Genasys has physical offices in North America, Europe, Asia, and the Middle East. Sales and support teams at each office have cultural familiarity and deep understanding of business practices in their region. A regional presence enables Genasys' sales and support teams to develop close relationships with customers to best meet their needs while ensuring that business is conducted professionally and efficiently.

●

Guaranteed Quality and Support: All Genasys products are rigorously tested and required to meet our exacting standards. This commitment to providing the highest quality products earned Genasys ISO 9001 and 27001 certifications, universal indications of excellence and consistency. In addition, customers can contact Genasys Technical Support 24/7 for personalized support from our dedicated team of technicians and engineers. Further, all products come with a one year warranty.

●

Pioneering Philosophy: Genasys created the AHD market in 2002 with the invention of the LRAD. In the subsequent nearly two decades, LRAD systems have become the de facto standard of the AHD industry. Genasys continues to innovate, complementing our AHDs by developing software notification solutions that suit today’s digital world and offering the only unified software and hardware solution in the industry.

Looking Forward: Growth Company

●

Acquisitions: In fiscal 2021 we completed acquisitions of Zonehaven, a software-based evacuation and repopulation management platform, and Amika Mobile (subsequently renamed “Genasys Communications Canada”), a Physical Security Information Management (PSIM) company. These acquisitions, along with the January 2018 addition of Genasys Spain, expanded Genasys’ strong suite of software solutions. We intend to continue making strategic acquisitions, particularly in the SaaS industry.

●	Team Expansion: Along with new businesses, we intend to invest in new Engineering, Sales, Marketing, Production, and Quality Assurance talent to support Genasys’ expected growth.

●

Market Expansion: By acquiring Zonehaven and Amika Mobile and adding new salespeople with connections in previously untapped markets and locations, we expect our critical communications suite to experience significant sales growth.

●

Facilities: Genasys’ research and development offices, located in North America and Europe, feature state-of-the art equipment and facilities that fuel innovation. Notable features include hardware systems and software development laboratories, an acoustic testing chamber, mechanical design facilities, and manufacturing machinery.

●

Continued Software Development: Increased software development and new acquisitions expanded Genasys’ SaaS portfolio. In fiscal year 2022 and beyond, we anticipate that future software growth will lead to the expansion and proliferation of GEM, IMNS, Zonehaven, and NEWS.

Products

GEM

Genasys Emergency Management (“GEM”) is Genasys’ software-based product line. The GEM lineup consists of GEM Software, IMNS, and Zonehaven.

GEM Software

GEM Software is an interactive, cloud-based SaaS solution that sends at-risk individuals or groups critical information when an emergency occurs. GEM Software acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. GEM Software customers can create and send critical, verified, and secure notifications and messages using emails, voice calls, text messages, panic buttons, desktop alerts, television, social media, and more. Additionally, Genasys is a certified provider of Integrated Public Alert and Warning System (“IPAWS”) notifications. IPAWS is the United States’ federal public notification platform, which GEM Software customers can use to deliver critical communications in multiple languages to specific populations. GEM Software sends targeted messages based on geographic location or group/team status, permitting relevant information and instructions to be sent to the appropriate populations. This functionality permits GEM Software customers to create groups using contact data from HR systems, active directories, visitor management and building control systems, and various other sources. Auto-Discovery, an innovative GEM Software feature, locates and connects with anyone on a wired or wireless network in a fixed area with no opt-in required. When discovered, GEM Software anonymizes all recipient information and data. When an emergency occurs, these tools allow at-risk groups or individuals to be notified as quickly as possible without sacrificing their privacy.

In addition to disseminating alerts and notifications. GEM Software uses two-way communication tools, including polls and check-ins to receive feedback from targeted populations and first responders. With direct feedback, operators can survey the safety and status of at-risk populations, learn about developments, update notifications and/or instructions in response to new information, and more.

GEM Software Case Study

With 300 community centers across 13 states, a prominent nonprofit organization needed a way to coordinate its COVID-19 response. The pandemic’s continued growth meant that resources had to be optimized and directed to specific hot spots. Changing requirements and conditions caused by the pandemic highlighted the need for efficient information exchange with personnel and volunteers. To handle these new challenges, the nonprofit instituted GEM Software to ensure critical communications were quickly and reliably delivered.

IMNS

The Integrated Mass Notification Systems (IMNS) product line is Genasys’ comprehensive emergency response solution, uniting GEM Software and Genasys speaker system hardware in a multi-use solution. IMNS gives operators the ability to communicate critical notifications across platforms using a command and control interface that can be accessed from an emergency operations center, authorized computer, or smart phone. This ensures critical messages can be relayed to the public as quickly as possible no matter the time or place.

To control notifications, IMNS relies on the interactive, cloud-based GEM SaaS solution. When an emergency occurs, IMNS operators, using information received through external data, sensors, and warnings via GEM Software, can create and send notifications and alerts to specific populations using targeted delivery systems while ensuring all recipient information and data is anonymized. Notifications can be sent using text messages, emails, IPAWS, desktop alerts, television, voice calls, social media, and Genasys speaker systems. By providing several digital, software-based notifications and audible voice alerts through speakers, IMNS creates layered redundancy that ensures the maximum number of people receive critical communications.

IMNS Case Study

Faced with potential wildfires, flooding, earthquakes, tsunamis, and other severe weather and public safety threats, a California city decided to install a city-wide emergency warning system capable of delivering critical notifications and instructions to its 23,000 residents and 6 million visitors in the event existing power and telecom infrastructure failed. City officials contracted Genasys and set up 21 IMNS installations throughout the city. These installations are capable of notifying via desktop alerts, text messages, voice calls, social media, and outdoor speaker systems equipped with solar power, battery backup, and satellite connectivity.

Zonehaven

Zonehaven is a multipronged SaaS application that serves both first responders and the communities they protect. Zonehaven can function as a standalone application or be integrated with a GEM integration.

When preparing for natural and man-made disasters, emergency organizations can utilize Zonehaven to develop evacuation plans that map routes, shelters, traffic control locations, and road closures using Zonehaven's extensive public safety resources and mapped zones. This information is easily shared with the public and reduces the time it takes to execute emergency evacuations and orderly repopulations.

When an incident occurs, it is immediately tracked by Zonehaven which maps the incident, simulates the speed and direction of the incident, and determines which Zones (geographic areas) are at risk and/or need to be evacuated. As an incident develops, Zonehaven provides real-time updates to help ensure emergency organizations have the most up-to-date information. In turn, emergency organizations use this information to augment evacuation plans and share critical communications with community members through alerts, messages, and community-facing mapping applications. Notifications can be sent using Zonehaven and a variety of other channels including local GIS departments and other agencies, traffic applications, including Waze, and more.

In addition to communicating to members of their own community, emergency organizations can also use Zonehaven to communicate with different organizations in other towns, cities, and counties. Zonehaven’s network exists across jurisdictions to facilitate multi-agency collaboration. By having access to the shared Zonehaven knowledgebase, emergency organizations can work together across jurisdictions to prepare plans, take responsive action, and coordinate timely evacuations and orderly repopulations.

Zonehaven Case Study

Spurred by a geographic and environmental susceptibility to wildfires and recent conflagrations, first responders and emergency services in 13 California counties entered into multi-year Zonehaven software services and evacuation management contracts to better protect the more than 6.9 million residents they serve.

NEWS

The National Emergency Warning System (“NEWS”) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation and integration.

Genasys partners with mobile telecom networks to provide the channels to deliver NEWS SMS and CBC alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. By partnering with government and mobile telecom networks, NEWS provides precise geolocation capabilities (dynamic maps, traffic information, weather forecasts, and environmental sensor data) which allow NEWS operators to receive accurate information, send hyper-specific notifications, and monitor evacuation progress. NEWS can locate recipients and deliver messages in near real time, compared to other SMS alert providers that can take up to 15 minutes. Despite NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing their privacy.

NEWS has a GEM-based user interface and an easy-to-use dashboard that can be controlled by operators through a cloud-based command console, or a mobile app. NEWS receives alerts and warnings from multiple sources, which then appear in the dashboard. Operators interpret this information and use it to create, activate, and broadcast notifications to the appropriate targets via TCP/IP, satellite, Wi-Fi, GPRS/GSM, fiber radio, text message, email, social media, television, speakers, sirens, and more. NEWS has many capabilities and options, including smart messaging, integration with other communication channels, and geo-fencing. With access to numerous channels and partnerships with mobile carrier networks, NEWS helps ensure at-risk populations are alerted when a local, regional or national emergency occurs.

NEWS Case Study

In the aftermath of devastating bushfires that killed and injured hundreds of citizens and burned thousands of homes in 2009, Australia’s government decided to create a location-based public warning system that could reach more than 95% of the population affected by bushfires, flooding, severe storms, and other disasters.

Beginning in particularly susceptible areas and then expanding to cover the entire country, government officials worked with Genasys, major telecom providers, and other companies to develop a location-based SMS public warning system that met the government's public safety warning expectations and national authorities’ operational and functional system requirements. Since going live in 2013, NEWS has delivered more than 180 million location-based SMS emergency alerts to many of the country’s 25 million residents and 9 million annual visitors.

LRAD

The LRAD is the world’s leading AHD. LRADs project alert tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail, warn, inform, direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives. LRADs have been deployed on military vehicles, at corporate headquarters, in hostage negotiations, aboard private yachts, and in numerous other situations where clear and intelligible voice communications are essential.

Several LRAD models are available, varying in coverage, reach, output, and size. A variety of accessories (cameras, searchlights, mounts, etc.) are also available to augment LRAD capabilities.

All LRADs are defined by their unparalleled audio output and clarity. LRADs use Genasys' proprietary XL driver technology, which generates higher audio output in a smaller and lighter form factor. The technology also helps ensure voice messages and alert tones cut through background noise and are clearly heard and understood. These competitive advantages, and constant innovation, have made LRAD the de facto standard of the AHD industry.

LRAD Case Study

SWAT teams respond to dangerous situations where communication is vital. Previously, SWAT teams used bullhorns and other public address (“PA”) systems to communicate with violent suspects. Because of the poor intelligibility and limited broadcast range of bullhorns and vehicle PA systems, SWAT team members often had to closely engage with suspects, putting themselves, the suspects, and bystanders in harms way.

Many SWAT teams now use LRAD systems for serving high risk warrants, during hostage and barricaded suspect negotiations, active shooter situations, and other SWAT operations. LRAD systems are portable and adaptable in most any situation to provide clear voice broadcasts over long distances. By effectively communicating from safe standoff distances, LRAD helps resolve uncertain situations, safeguards operators and protects the public.

Applications

Government

LRAD systems extend safety zones between operators and the public to safely communicate critical information to individuals and groups from distance. LRAD systems deliver messages and notifications to people inside vehicles and buildings and can be mounted on boats, ships and helicopters to provide ship-to shore and air-to-ground communications.

Enterprise

GEM provides full redundancy and high resilience in workforce safety and messaging during everyday duties and critical business events. GEM’s accountability and real-time situational awareness translates to effective communications that can be delivered via voice calls, SMS messages, emails, desktop alerts, WhatsApp, and other corporate communication channels to reach workers, on-premises visitors, and contractors with no opt-in required.

GEM can be operated and controlled via a single dashboard that includes two-way polling, duress buttons, field check-ins and recipient locations. GEM enterprise solutions integrate with data sources, including active directories, human resources, visitor management and building control systems to find and reach employees, staff, contractors, temporary workers and visitors.

Gas, Oil, Utilities

GEM integrates with a variety of industrial technologies, including gas leak sensors, 'man down' alarms, access control systems, and badge scanners for workforce accountability. GEM delivers notifications to employees, contractors, visitors, and guests in corporate offices and at field sites. When integrated with human resources systems, GEM provides employee notifications, guest management systems for contractors and visitors, auto discovery to notify anyone present on-site, and SMS opt-in for a temporary enrollment.

Non-Profit

GEM can be used to assign tasks, monitor progress, and send alerts when tasks exceed assigned parameters. GEM can deliver multilingual alerts to workers, volunteers, and staff anywhere in the world, including automatic translations and localization into any language. Alerts are delivered locally or throughout the world over SMS, email, push, voice calls, social media and website postings.

Campuses

IMNS unifies software emergency alerting and highly intelligible indoor/outdoor speaker systems to provide multiple channels to deliver notifications, instructions and information to students, staff, faculty, and employees. Alerts can be delivered campus-wide across several channels, or to specific areas and populations using select channels.

Counties, Cities, and Towns

GEM’s scalable notification software is used in communities of all sizes to reach residential populations quickly and directly. GEM is used to issue emergency alerts, provide important instructions, and receive community feedback.

IMNS serves communities by providing digital communications through SMS, email, social media, and other channels, and broadcasting audible messages through speaker system installations. During wildfires, flooding, tornadoes, hurricanes and other emergencies, power and telecom outages frequently disrupt legacy community and county emergency warning systems. Genasys’ speaker systems are made with rugged, military-grade materials that can withstand the elements, and feature solar power, satellite connectivity, and battery backup, enabling emergency managers to disseminate critical information even when power and telecom infrastructure fails.

Zonehaven is also used by several communities to create disaster response plans, track emergency events, and execute timely emergency evacuations and orderly repopulations. Zonehaven allows emergency services to effectively collaborate across jurisdictions to respond quickly and efficiently to disasters. Zonehaven emergency services include notifications, alerts, and instructions sent directly to community members through several channels including SMS, email, Waze, and more.

Industrial Facilities

When integrated with software and/or hardware sensors, IMNS provides facility managers actionable data and information to either remotely or automatically initiate critical safety notifications. These notifications can be delivered throughout a facility or only in areas affected by industrial accidents, hazmat incidents, unauthorized entries, and other life-safety events.

National & Regional Public Warning Systems

Many national and international organizations are now seeking public warning systems to reach their citizens in case of emergency. For example, Article 110 of the European Electronic Communications Code (“EECC”) requires every European Union (“EU”) member state to have a mobile phone-based public warning system in place by June 2022. NEWS, which is designed for these types of applications, can alert all populations within a specified area without requiring an opt-in, and is capable of two-way communication that records messages sent and responses received in multiple languages. These qualities meet the requirements of Article 110, and NEWS has several other capabilities that provide additional communication capabilities. Genasys is working in the EU and with national and regional organizations to make NEWS their public warning system of choice.

Defense

LRADs broadcast audible warning tones and voice messages with exceptional clarity from close range out to 5,500 meters. This allows LRAD operators on the ground, in vehicles, on ships, or in helicopters to increase the decision time and distance to differentiate between security threats and non-combatants, resolve uncertain situations, safely respond, and limit the escalation of force.

First Response

Police and fire departments can use LRAD and IMNS systems in everyday duties and elevated risk operations to issue warnings, commands, and notifications that are clearly heard and understood. Rugged, reliable, and easy to operate, LRAD and IMNS systems resolve uncertain situations, safeguard the public, and protect first responders.

Wildlife & Assets

Certain facilities and buildings face challenges from local wildlife populations that can threaten assets or pose a health risk to employees and/or the local population. LRADs are easily programmed to broadcast a near infinite variety of tones and predator calls to safely deter and protect wildlife from potential hazards and help prevent habituation. When integrated with cameras, motion sensors, night vision, and radar, LRAD systems can be automated and remotely operated across an IP network to provide critical asset operators a completely unmanned perimeter protection solution capable of safely deterring wildlife and human incursions.

Strategy

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market and an increased demand for LRAD AHDs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and product reliability. We plan to continue building on our AHD leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information and instructions before, during, and after public safety and business threats, critical events, and other crisis situations.

While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and critical communications markets.

In fiscal 2022, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2021 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities.

Our research and development strategy includes incorporating further innovations and capabilities into our GEM, IMNS, Zonehaven, NEWS and LRAD products, systems, and solutions to meet the needs of our target markets.

Our GEM, IMNS, Zonehaven and NEWS software solutions represent more complex, integrated offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our GEM, IMNS, Zonehaven, and NEWS software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

We intend to continue operating with financial discipline in order to create value for our shareholders.

Manufacturing and Suppliers

Manufacturing

As an ISO 9001:2015 manufacturer, we believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our technologies are different from mass-produced designs, and our manufacturing and assembly involves unique processes and materials. We contract with third-party suppliers to produce various components and sub-assemblies. The Company moved to a new facility with expanded engineering and manufacturing capacity in 2018 to support current and expected business growth. In our facility, we complete the final assembly, test, and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field failures. We also perform third-party testing and certification of our products to ensure that they meet rigorous military and commercial specifications. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers

We minimize inventories and maximize the efficiency of our supply chain by having a large number of components and sub-assemblies produced by outside suppliers mostly located within 50 miles of our facility. The Company relies on one supplier for compression drivers for its LRAD products and is working to obtain alternative suppliers to reduce such reliance. The Company’s ability to manufacture its products could be adversely affected if it were to lose this sole source supplier and was unable to find an alternative supplier. We also purchase several key components and sub-assemblies from foreign suppliers. Consequently, we are subject to the impact that supply chain issues and economic conditions can have on such suppliers. The fluctuations of foreign currency exchange rates could also impact our lead times and product costs. We have developed strong relationships with a number of our key suppliers. If these suppliers experience supply chain issues, quality problems or part shortages, our production schedules could be significantly delayed, or our costs could significantly increase.

Sales and Marketing

We market and sell products and services through our salesforce based in California, Florida, Missouri, Pennsylvania, Washington, Wisconsin, Canada, France, Singapore, Spain, Sweden, and the U.A.E., as well as through a full-time business consultant in Germany. Our corporate and administrative offices are located in San Diego, California.

We sell directly to governments, militaries, large end-users, and commercial companies. We use independent representatives on a commission basis to assist in our direct sales efforts. We also use a channel distribution model, in which we sell our products directly to independent resellers and system integrators around the world, who then sell our products (or our products integrated with other systems) to end-user customers. We are focusing our internal business development resources on building relationships with governments and other large direct customers. In addition, we utilize part-time consultants with expertise in various government and defense sectors to advise us on procedures and budgetary policies in an effort to be successful in these areas.

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

Customer Concentration

For the fiscal year ended September 30, 2021, one customer accounted for 58% of revenues, with no other single customer accounting for more than 10% of revenues. For the fiscal year ended September 30, 2020, one customer accounted for 63% of revenues, with no other single customer accounting for more than 10% of revenues.

Our revenues to date have relied on a few major customers. The loss of any customer could have a materially adverse effect on our financial condition, results of operations, and cash flows. We have made progress diversifying our revenues and expect to continue to do so in future periods.

Backlog

Our order backlog for products that are deliverable in the next 12 months was approximately $36.0 million as of September 30, 2021, compared with $16.6 million as of September 30, 2020. The amount of backlog at any point in time is dependent upon scheduled delivery dates to our customers and product lead times. Our backlog orders are supported by firm purchase orders.

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

Competition

Our technologies and products compete with those of other companies. Our LRAD AHDs and advanced mass notification speakers are part of commercial and government audio industry and mass notification markets that are fragmented and include numerous manufacturers with products that vary widely in price, quality, and distribution channels. Present and potential competitors have, or may have, substantially greater resources to devote to product development. We believe we compete primarily on the originality of our products, the uniqueness of our technology and designs, and our responsiveness to customers and the ability to meet their needs. We believe the quality, reliability and superior performance of our products, which have been developed by incorporating feedback from our customers and our desire to provide the highest quality products, also provide us competitive advantages.

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

Our advanced mass notification speakers compete against several domestic and international companies, including Federal Signal, Whelen Engineering Company, Hoermann, and others. We believe our industry-leading voice intelligibility and area coverage, as well as our satellite connectivity and solar power options, provide key advantages that distinguish us from our competitors. When integrated with our GEM command-and-control software to provide multiple remote activation and control options, we believe our mass notification speakers are among the most technologically advanced and easiest to operate in the world.

In the more mature and established critical communications and event management markets, we compete against several competitors, including Everbridge, OnSolve, Rave Mobile Safety, and others. We believe our ability to unify sensors and IoT inputs with the multichannel, multiagency dissemination of geolocation-targeted alerts, notifications and instructions before, during, and after public safety and business threats, critical events, and other crisis situations, gives us significant competitive advantages against these established organizations. Our reliable, fast, and intuitive solution for sending warnings and information via location-based SMS, CBC, mobile push, text, email, social media, TV, radio, digital displays, sirens and speaker arrays, and our platform’s compatibility with major emergency warning protocols, including IPAWS, WEA, and others, provide additional competitive advantages. We believe the domestic and international markets for public safety, emergency warning, and critical communications are substantial and growing.

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

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and the geographic areas in which we operate is contained in Note 19, Segment Information, and Note 20, Major Customers, Suppliers and Related Information to our consolidated financial statements.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we will seek patent protection on important technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of several registered trademarks, many of which have earned worldwide brand recognition.

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

Research and Development

The software and sound reproduction markets are subject to rapid changes in technology and design with frequent improvements and new product introductions, as well as customized solutions for specific customer applications. We believe our future success will depend on our ability to enhance and improve existing technologies and to introduce new technologies and products on a competitive basis that meet the needs of our customers. Accordingly, we are continuing to invest in significant research and new product development activities.

For the fiscal years ended September 30, 2021 and 2020, we spent approximately $4.9 million and $4.6 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

Executive Officers

The current executive officers of Genasys Inc. and their ages and business experience are set forth below.

Richard S. Danforth, age 62, was appointed Chief Executive Officer in August 2016. Mr. Danforth formed the strategic business consulting firm, RsD Aero, Ltd., in 2014, which provided consulting services for the Defense, Aerospace, Space and Transportation sectors, with an emphasis on M&A and Transatlantic trade. He served at DRS Technologies as Group President of DRS Integrated Defense Systems & Service (2013 – 2014); Chief Executive Officer, President and Board Member of DRS Defense Solutions (2008 – 2012); President, Command Control & Communication (2005 – 2008); President, Navy Electronics & Intelligence Systems (2004 – 2005); and Executive Vice President, Electronics Systems Group (2002 – 2004). He began his career at Raytheon in 1982 and held various manufacturing, quality assurance and program manager positions until 1996. Mr. Danforth was then appointed Vice President of Operations for Raytheon Aircraft Company (1996 – 2000). In 2000, he was named Senior Vice President of Raytheon Aircraft Company’s Commercial Aircraft Business division, where he led a staff of 370 sales, marketing and customer service personnel. Mr. Danforth holds a Bachelor of Science in Industrial Technology from the University of Massachusetts Lowell and a Masters in Engineering Management from Western New England College.

Dennis D. Klahn, age 63, was appointed Interim Chief Financial Officer in August 2017 and promoted to Chief Financial Officer in September 2017. Mr. Klahn has more than 30 years of accounting, finance and operations experience, which includes serving as Controller or CFO at publicly traded companies. He was most recently a Group Controller at Teledyne RD Instruments, a subsidiary of Teledyne Technologies Incorporated, between 2011 and August 2017. Prior to that role, he served as Controller or CFO at several companies including, ISE Corporation, Overland Storage, Inc., Anacomp, Inc., and International Lottery & Totalizator Systems, Inc. Mr. Klahn is a certified public accountant in Illinois and began his career as a Staff Accountant at Coopers & Lybrand after receiving his B.A. in Accounting from St. Ambrose University.

Human Capital

As of September 30, 2021, we employed a total of 148 full-time employees, of which 79 were located in the United States and 69 were located internationally. Our full-time employees include, 70 in engineering, 21 in production, quality assurance and materials control, 14 in general and administrative and 43 in sales and marketing. We contract technical and production personnel from time to time on an as needed basis and use outside consultants for various services. In addition, we have an extensive worldwide network of independent representatives and resellers who actively market and sell our products. We have not experienced any work stoppages and are not a party to a collective bargaining agreement.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

COVID -19

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or operations results for the fiscal year ended September 30, 2021, we monitor the developments and assess areas where there is potential for our business to be impacted. A portion of our sales force is either working remotely, or in geographical areas that have been subject to frequent lockdowns, which could, among other things, negatively impact our ability to engage in on-site sales-related initiatives or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain have affected our ability to source certain materials for some of our hardware products. We have managed these supply disruptions by sourcing comparable materials or redesigning product modules using more readily available parts. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $13.2 million in cash and cash equivalents as of September 30, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the anticipated near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. The full magnitude of the pandemic cannot be measured at this time and, therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Based on various standards published to date, we believe the work our associates perform is critical, essential, and life sustaining. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and functionality of our critical infrastructure. We are following Center for Disease Control (CDC) guidelines to reduce the transmission of COVID-19 and its variants. CDC and other national, state, and local orders, guidelines, policies, and initiatives could impact our operations. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforeseen deviations from customers or foreign governments restricting the ability to do business; and limitations on the ability of our customers to pay us on a timely basis, if at all.

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

Risks Related to Our Business and Industry

Global economic conditions related to the COVID-19 pandemic may negatively impact our financial conditions and results of operations.

We are monitoring the impact of the COVID-19 pandemic, which has caused a significant uncertainty and disruption to global financial markets and supply chains, beginning in early calendar year 2020. The significance of the operational and financial impact of the COVID-19 pandemic will depend on how long and widespread the uncertainty and disruption continue. The extent to which the COVID-19 pandemic impacts our financial conditions and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it. Uncertainty around the duration and broader impact of the COVID-19 pandemic and therefore, the effects it will have on our financial results and operations. If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results from operations.

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

In fiscal year 2021, we had one customer that accounted for 58% and no other customers accounted for more than 10% of revenues. Historically, our revenues have been dependent upon a limited number of customers, and we expect that we will continue to have some significant customers in future years. We do not have long-term purchase commitments with these or other significant customers, and our customers have the right to cease doing business with us at any time. Military contracts that we have been awarded have terms of indefinite delivery/indefinite quantity during the term of the contract, so there are no guaranteed purchases under these contracts. No assurance can be given that these or other customers will continue to do business with us or that they will maintain their historical levels of business. If our relationship with any material customer were to cease, then our revenues would decline and negatively impact our results of operations. Any such decline could result in us increasing our accumulated deficit and a need to raise additional capital to fund our operations. If our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

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

We have current government contracts, and our future growth is dependent, in large part, on continued sales to U.S. and international governments and businesses that sell to governments.

In fiscal year 2021, direct and indirect sales to the U.S. government accounted for approximately 68% of our total net sales, compared with 64% of our total net sales in fiscal year 2020 and 65% in fiscal year 2019. Changes in defense spending could have an adverse effect on our current and future revenues. Sales of our products to U.S. government agencies and organizations are subject to the overall U.S. government budget and congressional appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Even awards granted may not result in orders due to spending constraints. Similar issues apply to sales to international governments. We have no assurance that military interest in communication devices to minimize unnecessary force will continue or will provide future growth opportunities for our business.

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

On January 18, 2018, we acquired all of the issued and outstanding shares of capital stock of Genasys Holding S.L. (“Genasys Spain”), on October 2, 2020, we acquired substantially all of the assets and business of Amika Mobile Corporation (“Amika Mobile”) and on June 7, 2021, we completed the acquisition of Zonehaven Inc. (“Zonehaven”). Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions, including Genasys Spain, Amika Mobile and Zonehaven, as well as other businesses we may acquire in the future. We may not realize the intended benefits of the Genasys Spain, Amika Mobile or Zonehaven acquisitions or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the Genasys Spain, Amika Mobile or Zonehaven businesses or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including our acquisition of Genasys Spain, Amika Mobile and Zonehaven, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the Genasys Spain, Amika Mobile and Zonehaven businesses or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Failure to successfully integrate Genasys Spain, Amika Mobile, Zonehaven or any other acquired business in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of Genasys Spain, Amika Mobile, Zonehaven and any future businesses could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, as well as the issuance of our common stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

The growth of our product revenues is dependent on continued acceptance of our products by government, military and developing emergency response agencies. If these agencies do not purchase our products, our revenues will be adversely affected.

Although our products are designed for use by both government and commercial customers, the government market represents a significant revenue opportunity for our products. Revenues from government agencies, including military and emergency response agencies, fluctuate each year depending on available funding and demand from our government customers. While acceptance of our products has been increasing, there are many more prospective customers within this market that could provide future growth for us, as well as international government markets which often follow the lead of the U.S. Furthermore, the emergency response market is an emerging market that is changing rapidly. If our products are not widely accepted by the government, military and the developing emergency response markets, we may not be able to identify other markets, and we may fail to achieve our sales projections.

Perceptions that long-range hailing devices are unsafe or may be used in an abusive manner may hurt sales of our products, which could cause our revenues to decline.

Potential customers for our products, including government, military and emergency response agencies, may be influenced by claims or perceptions that long-range hailing devices are unsafe or may be used in an abusive manner. These claims or perceptions, which we believe are unsubstantiated, could reduce our product sales.

A significant portion of our revenue is derived from our core product category.

We are dependent on our core directional product category to generate our revenues. While we have expanded our product offering to include omnidirectional products and Software-as-a-Service (“SaaS”) systems and solutions, no assurance can be given that our core directional products will continue to have market acceptance or that they will maintain their historical levels of sales. The loss or reduction of sales of this product category could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We may not be successful in penetrating the mass notification market.

The mass notification market is substantial in size and is projecting growth over the next five years to help provide public safety and communication during natural disasters and emergency situations. There are a number of large, credible companies already established in this market. We believe our unique SaaS systems and solutions, the clear, intelligible voice capability of our Genasys speaker products, and our unified software and hardware platform make us very competitive in this market. We have added selling resources to focus on this market and we have invested and plan to invest additional resources in tooling and software development to become successful in this market. However, we are competing in a market with established competitors that have greater resources and presence in this global market.

Our margins could be impacted as we expand into the emergency response and mass notification market.

Our sales strategy for fiscal year 2022 and beyond is to increase our market share of the growing emergency response and mass notification market with our LRAD, GEM software, and IMNS solutions. A number of large companies compete in this market and dominate the market share. We believe we have a strong product platform that can successfully compete against these larger players, but we expect to confront pricing pressures, given this highly competitive environment, which may negatively impact our overall margins.

We may incur significant and unpredictable warranty costs.

Our products are substantially different from proven, mass produced sound transducer designs and are often employed in harsh environments. We may incur substantial and unpredictable warranty costs from post-production product or component failures. We generally warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. We also sell extended repair and maintenance contracts with terms ranging from one to several years, which provide repair and maintenance services after expiration of the original limited warranty. As of September 30, 2021, we had a warranty reserve of $0.1 million. While our warranty experience with our product line has been favorable, as we build more complexity into the product, and as we expand our supplier base, issues could arise that could affect future warranty costs, which could adversely affect our financial position, results of operations and business prospects.

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

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. We have established reserves for slow moving or obsolete inventory of $0.8 million at September 30, 2021. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

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

While our products have been engineered to reduce the risk of damage to human hearing or human health, we could be exposed to claims of hearing damage if the product is not properly operated. A person injured in connection with the use of our products may bring legal action against us to recover damages on the basis of theories, including personal injury, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our products. Our product liability insurance coverage may be insufficient to pay all such claims. Product liability insurance may also become too costly for us or may become unavailable for us in the future. We may not have sufficient resources to satisfy any product liability claims not covered by insurance which would materially and adversely affect our operating results and financial condition. Significant litigation could also result in negative publicity and a diversion of management’s attention and resources.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We sell our products worldwide. In fiscal years 2021 and 2020, revenues outside of the U.S. accounted for approximately 19% and 24% of net revenues, respectively. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include:

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

We rely on outside manufacturers and suppliers to provide a large number of components and sub-assemblies incorporated in our products, and the ability of these manufacturers and suppliers to deliver components to our manufacturing facilities, and our ability to manufacture without disruption, could affect our results of operations.

Our products incorporate a wide range of materials and have a large number of components and sub-assemblies (including semiconductors and other electronic components) produced by numerous outside suppliers around the world. Because not all of our supply arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our operations and those of our suppliers are subject to disruption for a variety of reasons, including COVID-19-related supplier plant shutdowns or slowdowns, transportation delays, work stoppages, labor relations, labor shortages, price inflation, governmental regulatory and enforcement actions, intellectual property claims against suppliers, financial issues such as supplier bankruptcy, information technology failures, and hazards such as fire, earthquakes, flooding, or other natural disasters. For example, we expect to continue to be impacted by the following supply chain issues, due to economic, political and other factors largely beyond our control: increased input material costs and component shortages; supply chain disruptions and delays and cost inflation, all of which could continue or escalate in the future. The effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate these risks. If these disruptions occur, or if we experience quality problems with suppliers, then our production schedules could be significantly delayed or costs significantly increased, which would have a material adverse effect on our business, liquidity, results of operation and financial position.

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

Material supply disruptions and delays in deliveries, along with other factors such as price inflation, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of September 30, 2021, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risks Related to Our Capital Stock

Sales of common stock issuable on the exercise of outstanding options, may depress the price of our common stock.

As of September 30, 2021, we had outstanding options granted to our employees, consultants, advisors, and directors to purchase 2,745,384 shares of our common stock and we had 399,469 restricted stock units outstanding. As of September 30, 2021, the exercise prices for the options ranged from $1.31 to $8.03 per share. The issuance of shares of common stock upon the exercise of outstanding options and the release of outstanding restricted stock units could cause substantial dilution to holders of our common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain equity financing.

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

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	developments concerning our software and sound reproduction technologies;

•	technological innovations or setbacks by us or our competitors;

•	announcements of merger or acquisition transactions;

•	changes in personnel within our company; and

•	other events or factors and general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, and that have often been unrelated or disproportionate to the operating performance of companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our executive offices, sales, research and development and production facilities are located at 16262 West Bernardo Drive, San Diego, California. The lease of 55,766 square feet commenced July 1, 2018 and expires August 31, 2028. The aggregate monthly payments, with abatements, are $79 thousand, $81 thousand, $84 thousand, $86 thousand, $89 thousand, $92 thousand and $94 thousand per month for the fourth through tenth years of the lease, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

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

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended September 30, 2021 and 2020:

	Sales Prices
	High	Low
Fiscal Year Ending September 30, 2020
First Quarter	$3.84	$3.00
Second Quarter	$3.92	$2.01
Third Quarter	$6.10	$3.17
Fourth Quarter	$6.31	$3.90

Fiscal Year Ending September 30, 2021
First Quarter	$7.32	$5.79
Second Quarter	$8.33	$6.16
Third Quarter	$7.50	$5.01
Fourth Quarter	$5.89	$4.92

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

We had 36,478,397 shares issued and outstanding held by 1,017 holders of record of our common stock as of November 15, 2021.

Dividends

There were no dividends declared and paid during the years ended September 30, 2021 and 2020. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on the Company’s earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

No securities were sold within the past three years that were not registered under the Securities Act and not previously reported.

Issuer Purchases of Equity Securities

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019 and expiring on December 31, 2020, under which the Company is authorized to repurchase up to $5 million of its outstanding common shares exclusive of any fees, commissions or other expenses related to such repurchases. As of September 30, 2021, $4.1 million was available for share repurchase under this program.

During the year ended September 30, 2020, 156,505 shares were repurchased for $0.4 million under this program. During the year ended September 30, 2021, zero shares were repurchased under the Company’s share repurchase programs. As of September 30, 2021, all repurchased shares were retired.

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

Overview

Genasys is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Our products, systems and solutions include:

•	GEM is Genasys’ software-based product line. The GEM lineup consists of GEM Software, IMNS, and Zonehaven.

GEM Software is an interactive, cloud-based SaaS solution that sends at-risk individuals or groups critical information when an emergency occurs. GEM Software acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. GEM Software operators can create and send critical, verified, and secure notifications and messages using emails, voice calls, text messages, panic buttons, desktop alerts, television, social media, and more.

IMNS is Genasys’ comprehensive emergency response solution, uniting GEM Software and Genasys speaker system hardware in a multi-use solution. IMNS gives operators the ability to communicate critical notifications across platforms using a command and control interface that can be accessed from an emergency operations center, authorized computer, or smart phone. Notifications can be sent using text messages, emails, IPAWS, desktop alerts, television, voice calls, social media, and Genasys speaker systems. By providing several digital, software-based notifications and audible voice alerts through speakers, IMNS creates layered redundancy that ensures the maximum number of people receive critical communications.

Zonehaven is a multipronged SaaS application that serves both first responders and the communities they protect. Zonehaven can function as a standalone application or as a GEM integration. When an incident occurs, it is immediately tracked by the Zonehaven platform, which maps the incident, simulates the speed and direction of the incident, and determines which Zones (geographic areas) are at risk and/or need to be evacuated. As an incident develops, Zonehaven provides real-time updates to help ensure emergency organizations and at-risk populations have the most up-to-date information.

•

NEWS provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation, integration and to deliver NEWS SMS and CBC alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, compared to other SMS alert providers that can take up to 15 minutes. Despite NEWS’ reach and scope, all data is anonymized, ensuring individuals stay safe and informed without sacrificing privacy.

•

LRAD is the world’s leading AHD device that projects sirens and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives.

Our critical communications systems are being used in more than 100 countries throughout the world in a range of diverse applications, including public safety, emergency warning, mass notification, defense, law enforcement, critical event management and many more. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Recent Developments

In the fiscal year ended September 30, 2021, we accomplished the following:

●	Completed the acquisition of enterprise software provider, Amika Mobile

●	Acquired Zonehaven, an emergency evacuation planning and public safety resources software provider

●	Opened international offices in Dubai and Singapore as part of planned regional expansion

●	Launched next generation NEWS service in Australia under multi-year contract

●	Announced multi-year enterprise GEM software services contract from global automobile manufacturer for its operations in North America

●	Awarded GEM software services contract from Riverside County, CA

●	Received $28.0 million in follow-on AHD program of record orders from the U.S. Army

●	Received $9.0 million U.S. Army mobile mass notification systems order

●	Awarded U.S. Navy SBIR program research and development project

●	Announced $7.7 million in U.S. defense orders

●	Received $6.4 million in LRAD domestic and international law enforcement, homeland security and mass notifications

●	Announced $1.0 million in international infrastructure protection and wildlife preservation orders

●	Signed a $10 million revolving line of credit with MUFG Union Bank, N.A.

Business Outlook

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management and law enforcement sectors as a result of increasing threats to government, commerce, law enforcement, homeland security and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife control and preservation business segments.

Genasys has developed a global market and an increased demand for LRAD AHDs and advanced mass notification speakers. We have a reputation for producing quality products that feature industry-leading broadcast area coverage, vocal intelligibility and product reliability. We intend to continue building on our AHD leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information and instructions before, during, and after public safety and business threats, critical events, and other crisis situations.

While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning and critical communications markets.

In fiscal 2022, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenues through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2021 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation and control business opportunities. In addition to the matters above, we are authorized for the performance of services and provision of goods pursuant to Delaware General Corporation Law.

Our research and development strategy involves incorporating further innovations and capabilities into our GEM, IMNS, Zonehaven, NEWS and LRAD products, systems and solutions to meet the needs of our target markets.

Our GEM, IMNS, Zonehaven and NEWS software solutions represent more complex, integrated offerings. We are pursuing certain certifications, which are often required when bidding on government and mass notification opportunities. We intend to invest engineering resources to enhance our GEM, IMNS, Zonehaven and NEWS software solutions to compete for larger emergency warning and critical communications business opportunities. We are also configuring alternative solutions to achieve lower price points to meet the needs of certain customers or applications. We also engage in ongoing value engineering to reduce the cost and simplify the manufacturing of our products.

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

Share-Based Compensation. We account for share-based compensation in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, consultants and directors based on estimated fair values. ASC 718 requires the use of subjective assumptions, including expected stock price volatility and the estimated term of each award. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the share-based award, the expected volatility of the price of our common stock over the expected term, the risk-free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Derivatives. We use derivative financial instruments to manage risk related to changes in foreign currency exchange rates. We do not hold derivative financial instruments of a speculative nature or for trading purposes. We record all derivatives on the consolidated balance sheet at fair value using available market information and other observable data. See Note 6, Fair Value Measurements for further discussion.

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

Segment and Related Information

We are engaged in the design, development and commercialization of critical communications hardware and software solutions designed to alert, inform and protect. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 19, Segment Information, in our consolidated financial statements for further discussion.

Comparison of Results of Operations for Fiscal Years Ended September 30, 2021 and 2020

The following table provides for the periods indicated certain items of our consolidated statements of operations expressed in thousands of dollars and as a percentage of net sales. The financial information and discussion below should be read in conjunction with the consolidated financial statements and notes contained in this Annual Report.

	Year Ended
	September 30, 2021		September 30, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$41,602	88.5%	$39,509	91.9%	$2,093	5.3%
Contract and other	5,401	11.5%	3,501	8.1%	1,900	54.3%
Total revenues	47,003	100.0%	43,010	100.0%	3,993	9.3%

Cost of revenues	23,577	50.2%	20,371	47.4%	(3,206)	(15.7%)
Gross Profit	23,426	49.8%	22,639	52.6%	787	3.5%

Operating expenses
Selling, general and administrative	17,424	37.1%	12,044	28.0%	(5,380)	(44.7%)
Research and development	4,918	10.5%	4,554	10.6%	(364)	(8.0%)
Total operating expenses	22,342	47.5%	16,598	38.6%	(5,744)	(34.6%)

Income from operations	1,084	2.3%	6,041	14.0%	(4,957)	(82.1%)

Other income, net	54	0.1%	127	0.3%	(73)	(57.5%)

Income before income taxes	1,138	2.4%	6,168	14.3%	(5,030)	(81.5%)
Income tax expense (benefit)	434	0.9%	(5,706)	(13.3%)	(6,140)	107.6%
Net income	$704	1.5%	$11,874	27.6%	$(11,170)	(94.1%)

Net revenue
Hardware	$44,233	94.1%	$41,395	96.2%	2,838	6.9%
Software	2,770	5.9%	1,615	3.8%	1,155	71.5%
Total net revenue	$47,003	100.0%	$43,010	100.0%	$3,993	9.3%

Revenues

Revenues increased $4.0 million, or 9.3%, in the fiscal year ended September 30, 2021. Current fiscal year AHD revenue was $42.2 million, software revenue was $2.8 million and IMNS revenue was $2.1 million. This represented increases of $4.5 million, or 12%, for AHD and $1.2 million, or 71%, for software offset by a decrease of $1.6 or 44%, for IMNS revenue compared with the prior year. The receipt of orders is often uneven due to the timing of government budgets or approvals. The increase in software revenue in this fiscal year is largely due to fiscal year 2021 acquisitions and professional services revenue from new software contracts. As of September 30, 2021, we had aggregate deferred revenue and prepayments from customers in advance of product shipment of $10.1 million. The receipt of orders will often be uneven due to the timing of customers’ approval or budget cycles.

Gross Profit

Gross profit for the year ended September 30, 2021, increased $0.8 million or 3.5% compared with fiscal year 2020. This was primarily due to higher sales volume offset by increased costs associated with continued investment in personnel to support the growth of our software products, including the addition of engineering personnel from acquisitions in the current fiscal year. This will continue to reduce total company gross margins until annual software revenue has grown enough to achieve its expected gross margin percentage. Gross margin as a percentage of sales was 49.8% this year, compared with 52.6% in the prior year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.4 million, or 44.7%, over the prior year. The increase was primarily due to a $3.8 million increase in personnel related costs, largely associated with our 70% increase in sales and marketing personnel over the prior year to support future business and revenue growth opportunities. This includes new sales offices in the U.A.E., Canada, Singapore and Puerto Rico. Largely due to acquisition activity this fiscal year, amortization expense increased $0.9 million and professional services fees increased $0.5 million over the prior year.

Included in these employee related expenses was non-cash share-based compensation expenses allocated to selling, general and administrative expenses for fiscal 2021 and 2020 of $1.3 million and $0.9 million, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expense will fluctuate based on the nature of our sales.

Research and Development Expenses

R&D expenses increased by $364 thousand, or 8.0%, primarily due to increases of $148 thousand and $208 thousand in hardware and third-party services, respectively, for development of new or improved hardware and software products.

Included in R&D expenses for the year ended September 30, 2021 was $40 thousand of non-cash share-based compensation expenses, compared to $21 thousand for the year ended September 30, 2020.

Other Income

Other income decreased by $73 thousand primarily due to a $76 thousand loss on a foreign currency forward contract.

Net Income

The net income of $0.7 million for fiscal 2021 was a decrease of $11.2 million compared to fiscal year 2020. Pretax income in fiscal year 2021 was $5.0 million less than the prior year primarily due to a $5.7 million increase in operating expenses. Income tax expense increased in fiscal year 2021 primarily due to the release in fiscal year 2020 of a $7.1 million valuation allowance. For additional details, refer to Note 14, Income Taxes, in our consolidated financial statements.

Other Metrics

We monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Adjusted EBITDA

Adjusted EBITDA represents our net income before other income, net, income tax expense (benefit), depreciation and amortization expense and stock-based compensation. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding allocation of capital and invest in initiatives that are focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income and our other U.S. GAAP financial results.

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended September 30,
	2021	2020
Net income	$704	$11,874
Other income, net	(54)	(127)
Income tax expense (benefit)	434	(5,706)
Depreciation and amortization	1,597	800
Stock-based compensation	1,424	980
Adjusted EBITDA	$4,105	$7,821

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2021 was $13.2 million, compared with $23.3 million at September 30, 2020. In addition, we had $5.7 million in short-term marketable securities as of September 30, 2021, compared with $4.3 million as of September 30, 2020, and long-term marketable securities of $1.9 million and $3.8 million at September 30, 2021 and 2020, respectively. We also had restricted cash of $1.4 million as of September 30, 2021 and $0.7 million as of September 30, 2020. In addition, we have a $10 million line of credit with MUFG bank. As of September 30, 2021, the Company had no outstanding balances against the line of credit. The credit agreement requires the Company to comply with various financial and operating covenants and as of September 30, 2021, the Company was in compliance with these covenants. Other than cash and expected future cash flows from operating activities in subsequent periods and the line of credit, we have no other unused sources of liquidity at this time.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years ended
	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$6,150	$6,918
Investing activities	(15,554)	(3,135)
Financing activities	13	679

Operating Activities

Net income of $0.7 million for the fiscal year ended September 30, 2021, included $4.6 million of non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, unrealized loss on a foreign currency forward contract, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected a $0.6 million increase in accounts payable and a $4.9 million increase in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue and operating lease liabilities. This was partially offset by a $1.6 million increase in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, a $2.1 million increase in accounts receivable that resulted from higher current year fiscal fourth quarter shipments, and a $0.8 million increase in inventory.

Net income of $11.9 million for the fiscal year ended September 30, 2020, included $2.8 million of non-cash items including share-based compensation expense, deferred income taxes, operating right of use lease amortization, unrealized loss on a foreign currency forward contract, depreciation and amortization, inventory obsolescence and a provision for warranty. Cash provided by operating activities reflected a $0.5 million increase in accounts payable and a $0.9 million decrease in prepaid expenses and other, which includes deposits paid on inventory purchases, prepaid rent and prepaid insurance, offset by a $1.8 million increase in accounts receivable that resulted from higher current year fiscal fourth quarter shipments, a $0.5 million increase in inventory and a $1.2 million decrease in accrued and other liabilities, which included customer deposits, accrued payroll, deferred revenue, and operating lease liabilities.

We had accounts receivable of $7.7 million and $5.4 million as of September 30, 2021 and 2020, respectively. Terms with individual customers vary greatly. We often offer net thirty-day terms to our customers. Our receivables can vary dramatically due to overall sales volume and quarterly variations in sales and timing of shipments to and receipts from large customers.

As of September 30, 2021 and 2020, our working capital was $18.0 million and $29.8 million, respectively. The decrease in working capital was largely the result of cash used in acquisitions.

Investing Activities

In the fiscal year ended September 30, 2021, we used $5.1 million of cash to purchase short and long-term marketable securities, compared with using $8.1 million to purchase short and long-term marketable securities in the fiscal year ended September 30, 2020. In the fiscal year ended September 30, 2021, we had proceeds from maturities of available for sale marketable securities of $5.6 million, compared with $5.1 million in fiscal year 2020.

In the fiscal year ended September 30, 2021, we used $15.8 million in cash to complete the Amika Mobile asset purchase and Zonehaven acquisition in the first and third quarters respectively, of fiscal year 2021.

We also used cash in investing activities primarily for the purchase of product tooling, computer equipment and leasehold improvements for our operating facility. Cash used for capital expenditures was $0.2 million and $0.1 million in the fiscal years ended September 30, 2021 and 2020, respectively. We anticipate additional expenditures for capital expenditures in fiscal year 2022 as we continue to invest in new products and technologies.

Financing Activities

In the years ended September 30, 2021 and 2020, we received proceeds from the exercise of stock options of $0.2 million and $1.1 million, respectively.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the Board extended this program’s expiration date to December 31, 2022. During the fiscal year ended September 30, 2020, the Company repurchased 156,505 shares at an average price per share of $2.54 for a total cost of $0.4 million. During the fiscal year ended September 30, 2021, no shares were repurchased. As of September 30, 2021, $4.1 million was available for share repurchase under this program and all repurchased shares were retired.

Commitments

We are committed for our facility lease through August 30, 2028, as more fully described in Note 13, Leases, in our consolidated financial statements.

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. All of the Company’s key employees are entitled to participate in the bonus plan. During the years ended September 30, 2021 and 2020, the Company accrued $2.6 million and $1.6 million respectively, for bonuses, and related payroll tax expense in connection with the bonus plans. Bonus related expense is included in “Accrued liabilities” on the Consolidated Balance Sheet.

The Company entered into an employment agreement with our chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of the fiscal year and vesting of a portion of stock options held by him that are subject to performance-based vesting. The agreement also has a change in control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

There were no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on the guidelines established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Pursuant to rules of the SEC, such attestation is not required for smaller reporting companies, which permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since June 30, 2021, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2022 (the “Proxy Statement”).

Item 10.         Directors, Executive Officers and Corporate Governance.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors”, “Board and Committee Matters and Corporate Governance Matters” and “Delinquent Section 16(a) Reports” contained in Proxy Statement.

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

PART IV

Item 15.         Exhibit and Financial Statement Schedules.

Index to Consolidated Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

Financial Statement Schedules:

None.

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Asset Purchase Agreement, Dated August 9, 2020, among Genasys Inc., Genasys Communications Canada ULC, Amika Mobile Corporation and the other parties listed therein. Incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended December 31, 2020, filed February 10, 2021.

2.2

Agreement and Plan of Merger and Reorganization, dated June 7, 2021, among Genasys Inc., ZH Acquisition I Inc., ZH Acquisition II LLC, Zonehaven Inc. and the other parties listed therein. Incorporated by reference to Exhibit 2.1 on Form 8-K filed June 10, 2021.

3.	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation dated March 1, 1992. Incorporated by reference to Exhibit 2.1 on Form 10-SB effective August 1, 1994.

3.1.1

Amendment to Certificate of Incorporation dated March 24, 1997 and filed with Delaware on April 22, 1997. Incorporated by reference to Exhibit 3.1.1 on Form 10-QSB for the quarter ended March 31, 1997, filed May 13, 1997.

3.1.2

Certificate of Amendment to Certificate of Incorporation filed with Delaware on September 26, 2002. Incorporated by reference to Exhibit 3.1.6 on Form 10-K for the year ended September 30, 2002, filed December 23, 2002.

3.1.3	Amendment to Certificate of Incorporation dated March 24, 2010. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 31, 2010.

3.1.4	Amendment to Certificate of Incorporation dated January 6, 2020. Incorporated by reference to Exhibit 3.1 on Form 8-K filed January 13, 2020.

3.1.5	Amendment to Certificate of Incorporation dated March 16, 2021. Incorporated by reference to Exhibit 3.1 on Form 8-K filed March 19, 2021.

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006.

4.	Instruments Defining the Rights of Securities Holders,

4.1	Description of the Securities of the Registrant. Incorporated by reference to Exhibit 4.1 on Form 10-K for the year ended September 30, 2020, filed December 10, 2020.

10.	Material Contracts

10.1	American Technology Corporation 2005 Equity Incentive Plan (as Amended March 15, 2007). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 14, 2007.+

10.2

Form of Stock Option Agreement under the 2005 Equity Incentive Plan for grants on or after August 5, 2005. Incorporated by reference to Exhibit 10.11 on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005.+

10.3	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 on Form 8-K filed June 27, 2013.

10.4	LRAD Corporation Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 16, 2017.+

10.5	First Amendment to the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 on Form 8-K filed March 19, 2021.+

10.6	Form of Stock Award Agreement under the Amended and Restated 2015 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 on Form 8-K filed March 24, 2015.+

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

10.9

Employment Agreement, dated August 1, 2016, by and among LRAD Corporation and Richard Danforth. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 10.1 on Form 8-K filed August 3, 2016.+

10.10	Employment Offer Letter, dated September 18, 2017, between LRAD Corporation and Dennis Klahn. Incorporated by reference to Exhibit 10.1 on Form 8-K filed on September 21, 2017.+

10.11	Loan Agreement, effective March 12, 2021, by and between Genasys Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10,1 on Form 8-K filed March 17, 2021.

10.12	Commercial Promissory Note, effective March 12, 2021, issued by Genasys Inc. in favor of MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.3 on Form 8-K filed March 17, 2021.

10.13	Security Agreement, effective March 12, 2021, issued by Genasys Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.3 on Form 8-k files March 17, 2021.

10.14	Board Adviser Agreement, dated November 1, 2021, between Genasys Inc. and John G. Coburn.+*

10.15	Board Adviser Agreement, dated November 11, 2021, between Genasys Inc. and Daniel H. McCollum.+*

21.	Subsidiaries of the Registrant

21.1	Subsidiaries of the Registrant.*

23.	Consents of Experts and Counsel

23.1	Consent of Baker Tilly US, LLP.*

24.	Power of Attorney

24.1	Power of Attorney. Included on signature page.*

31.	Certifications

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

99.	Additional Exhibits

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith.

+         Management contract or compensatory plan or arrangement.

Genasys Inc.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genasys Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

AMIKA MOBILE AND ZONEHAVEN ACQUISITIONS – FAIR VALUE OF INTANGIBLE ASSETS

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company completed the acquisitions of the assets and business of Amika Mobile Corporation (“Amika Mobile”) for total consideration of $8.4 million and Zonehaven Inc. (“Zonehaven”) for total consideration of $22.6 million during the year ended September 30, 2021.  The acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values as of the acquisition date. Auditing the accounting for these acquisitions were complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets and liabilities.

We identified the valuation of intangible assets recorded in connection with the acquisitions as a critical audit matter. The fair value estimates were based on underlying assumptions about future performance of the acquired business which involves significant estimation uncertainty. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, earnings metrics, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

■	Obtained an understanding of the controls over the Company’s accounting for acquisitions.

■	Obtained management’s purchase price allocations detailing fair values assigned to acquired tangible and intangible assets.

■

Obtained valuation reports prepared by valuation specialist engaged by management to assist in the purchase price allocations, including determination of fair values assigned to acquired intangible assets, and reviewed the reports, and qualifications and objectivity of management specialist.

■	Engaged auditor valuation specialist to assist the engagement team in its review of management valuation specialist's reports including the valuation methods and key assumptions used by the Company.

■

Examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2007.

San Diego, California

November 22, 2021

Genasys Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,167	$23,319
Short-term marketable securities	5,686	4,265
Restricted cash	279	282
Accounts receivable, net	7,682	5,442
Inventories, net	6,416	5,949
Prepaid expenses and other	2,255	860
Total current assets	35,485	40,117

Long-term marketable securities	1,875	3,805
Long-term restricted cash	1,082	395
Deferred tax assets, net	8,039	11,095
Property and equipment, net	1,755	1,930
Goodwill	23,834	2,472
Intangible assets, net	12,804	943
Operating lease right of use assets	4,862	5,285
Other assets	392	125
Total assets	$90,128	$66,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,160	$1,370
Accrued liabilities	14,111	7,880
Notes payable	296	300
Operating lease liabilities, current portion	899	771
Total current liabilities	17,466	10,321

Notes payable, noncurrent	-	18
Other liabilities, noncurrent	995	293
Operating lease liabilities, noncurrent	5,709	6,395
Total liabilities	24,170	17,027

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,403,833 and 33,561,544 shares issued and outstanding, respectively	-	-
Additional paid-in capital	107,110	91,248
Accumulated deficit	(41,154)	(41,858)
Accumulated other comprehensive income (loss)	2	(250)
Total stockholders' equity	65,958	49,140
Total liabilities and stockholders' equity	$90,128	$66,167

See accompanying notes

Genasys Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended September 30,
	2021	2020
Revenues:
Product sales	$41,602	$39,509
Contract and other	5,401	3,501
Total revenues	47,003	43,010
Cost of revenues	23,577	20,371

Gross Profit	23,426	22,639

Operating expenses
Selling, general and administrative	17,424	12,044
Research and development	4,918	4,554
Total operating expenses	22,342	16,598

Income from operations	1,084	6,041

Other income, net	54	127

Income before income taxes	1,138	6,168
Income tax expense (benefit)	434	(5,706)
Net income	$704	$11,874

Net income per common share:
Basic	$0.02	$0.36
Diluted	$0.02	$0.35
Weighted average common shares outstanding:
Basic	34,409,478	33,220,915
Diluted	35,589,148	34,092,328

Genasys Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years ended September 30,
	2021	2020
Net income	$704	$11,874
Other comprehensive income
Unrealized loss on marketable securities	(8)	(4)
Unrealized foreign currency gain	260	213
Comprehensive income	$956	$12,083

See accompanying notes

Genasys Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except par value and share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance as of September 30, 2019	32,949,987	$330	$89,572	$(53,732)	$(459)	$35,381
Share-based compensation expense	-	-	980	-	-	980
Issuance of common stock upon exercise of stock options, net	583,019	6	1,136	-	-	1,136
Issuance of common stock upon vesting of restricted stock units	198,106	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(13,063)	-	(42)	-	-	(42)
Stock buyback	(156,505)	(2)	(398)	-	-	(398)
Accumulated other comprehensive income	-	-	-	-	209	209
Net income	-	-	-	11,874		11,874
Balance as of September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140

Share-based compensation expense	-	-	1,424	-	-	1,424
Issuance of common stock upon exercise of stock options, net	104,796	1	210	-	-	210
Issuance of common stock upon vesting of restricted stock units	228,633	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(22,073)	-	(141)	-	-	(141)
Issuance of common stock in business combination	2,165,824	22	10,938	-	-	10,938
Obligation to issue common stock	-		3,431	-	-	3,431
Release of obligation to issue commons stock	365,109	3	-	-	-	-
Accumulated other comprehensive income	-	-	-	-	252	252
Net income	-	-	-	704	-	704
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2021	2020
Operating Activities:
Net income	$704	$11,874

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,597	800
Amortization of debt issuance costs	11	-
Provision for doubtful accounts	-	4
Warranty provision	54	16
Inventory obsolescence	379	407
Stock-based compensation	1,424	980
Realized loss on foreign currency forward contract	(76)	-
Unrealized (loss) gain on foreign currency forward contract	-	76
Deferred income taxes	433	(5,708)
Amortization of operating lease right of use asset	694	599
Accretion of acquisition holdback liability	46	-

Changes in operating assets and liabilities:
Accounts receivable, net	(2,138)	(1,775)
Inventories, net	(846)	(521)
Prepaid expenses and other	(1,634)	927
Accounts payable	600	477
Accrued and other liabilities	4,902	(1,238)
Net cash provided by operating activities	6,150	6,918

Investing Activities:
Purchases of marketable securities	(5,144)	(8,056)
Proceeds from maturities of marketable securities	5,646	5,061
Cash paid for acquisitions net of cash acquired	(15,848)	-
Capital expenditures	(208)	(140)
Net cash used in investing activities	(15,554)	(3,135)

Financing Activities:
Proceeds from exercise of stock options	210	1,136
Repurchase of common stock	-	(398)
Shares retained for payment of taxes in connection with settlement of restricted stock units	(141)	(42)
Payments on promissory notes	(18)	(17)
Cash paid for debt issuance costs	(38)	-
Net cash provided by financing activities	13	679
Effect of foreign exchange rate on cash	(77)	17
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,468)	4,479
Cash, cash equivalents and restricted cash, beginning of period	23,996	19,517
Cash, cash equivalents and restricted cash, end of period	$14,528	$23,996

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$13,167	$23,319
Restricted cash, current portion	279	282
Long-term restricted cash	1,082	395
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$14,528	$23,996

See accompanying notes

Genasys Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2021	2020
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(7)	$(4)
Common stock issued in connection with the purchase of Zonehaven	$(10,938)	$-
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(1,248)	$-
Initial measurement of operating lease right of use assets	$259	$5,824
Initial measurement of operating lease liabilities	$259	$7,815

Business combinations accounted for as a purchase
Fair value of net assets acquired	$30,980	$-

Genasys Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. OPERATIONS

Genasys Inc. is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect. The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Company has eight wholly owned subsidiaries, Genasys II Spain, S.A.U. (“Genasys Spain”), Genasys Communications Canada ULC (“Genasys Canada”), Genasys Singapore PTE Ltd, Genasys Puerto Rico, LLC, Zonehaven LLC, and Genasys Inc. (branch) in the United Arab Emirates and two currently inactive subsidiaries, Genasys America de CV and LRAD International Corporation. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

CONCENTRATION OF CREDIT RISK

The Company sells its products to a large number of geographically diverse customers. The Company routinely assesses the financial strength of its customers. It is customary for the Company to require a deposit as collateral. As of September 30, 2021, accounts receivable from two customers accounted for 66% and 18% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. As of September 30, 2020, accounts receivable from two customers accounted for 36% and 24% of total accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of September 30, 2021 and 2020, the amount of cash and cash equivalents was $13,167 and $23,319, respectively.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of September 30, 2021 and 2020, the amount of restricted cash was $1,361 and $677, respectively, which is included in “Restricted cash” and “Long-term restricted cash” in the consolidated balance sheet.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company carries accounts receivable at historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts for estimated losses considering the following factors when determining if collection of a receivable is probable: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the Company has no previous experience with the customer, the Company may obtain reports from various credit organizations to ensure that the customer has a history of paying creditors. The Company may also request financial information to ensure that the customer has the means of making payment. If these factors do not indicate collection is probable, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. There was no deferred revenue as of September 30, 2021 or 2020 as a result of collection issues. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company determines allowances on a customer specific basis. As of September 30, 2021 and 2020, the Company had an allowance for doubtful accounts of $127 and $130, respectively.

CONTRACT MANUFACTURERS

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions. During fiscal years 2021 and 2020, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using a standard cost system whereby differences between the standard cost and purchase price are recorded as a purchase price variance in cost of revenues. Inventory is comprised of raw materials, assemblies and finished products intended for sale. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected net realizable value is less than carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory, which is equal to the difference between the cost of inventory and the estimated market value, based upon assumptions about future demand and market conditions. The Company increased its inventory reserve by $183 during the year ended September 30, 2021 for parts and demo equipment that may not be utilized. The Company increased its inventory reserve by $37 during the year ended September 30, 2020 for parts and demo equipment that may not be utilized.

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

Under the acquisition method of accounting for business combinations, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. Refer to Note 4, Business Combinations for information regarding business combinations during the year ended September 30, 2021.

GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets, which consist of technology, customer relationships, non-compete agreements, patents, tradenames and trademarks, are carried at cost less accumulated amortization. Intangible assets are amortized over their estimated useful lives, based on a number of assumptions including estimated periodic economic benefit and utilization. The estimated useful lives of identifiable intangible assets have been estimated to be between three and fifteen years. The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the carrying value exceeds fair value.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in our fiscal fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a single reporting unit below the carrying amount. The Company assesses qualitative factors in order to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, and other entity specific factors as deemed appropriate. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a two-step impairment test is performed. Management does not consider the value of goodwill to be impaired as of September 30, 2021. Refer to Note 9, Goodwill and Intangible Assets for more information.

LEASES

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”) in the fiscal year beginning October 1, 2019. In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Note 13, Leases for more information.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $232 and $259 for the fiscal years ended September 30, 2021 and 2020, respectively. Actual revenues from shipping and handling were $266 and $241 for the fiscal years ended September 30, 2021 and 2020, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and were $193 and $263 for the years ended September 30, 2021 and 2020, respectively.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $146 and $126 as of September 30, 2021 and 2020, respectively.

INCOME TAXES

The Company determines its income tax provision using the asset and liability method. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is recorded by the Company to the extent it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant management judgment is required in assessing the ability to realize the Company’s deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income and the tax rates in effect at that time. Additional information regarding income taxes appears in Note 14, Income Taxes.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and finite-lived intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of an intangible asset exceeds the fair value, or if changes in facts and circumstances indicate impairment, an impairment loss is measured and recognized using the asset’s fair value. There was no impairment of long-lived assets for the years ended September 30, 2021 and September 30, 2020. Refer to Note 6, Fair Value Measurements and Note 9, Goodwill and Intangible Assets for information related to impairment of long-lived assets.

SEGMENT INFORMATION

The Company is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are eliminated in consolidation. Refer to Note 19, Segment Information, for additional information.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could occur if outstanding securities convertible into common stock were exercised or converted. Refer to Note 18, Net Income Per Share, for additional information.

DERIVATIVES

The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records all derivatives on the Consolidated Balance Sheet at fair value using available market information and other observable data. See Note 6, Fair Value Measurements, for additional information.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of Genasys Spain is the Euro and the function currency of Genasys Canada is the Canadian dollar. The Company translates the assets and liabilities of Genasys Spain and Genasys Canada at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs and expenses of Genasys Spain and Genasys Canada at the average rates of exchange in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions, are included in the statements of operations. The translation gain for the period was $260 resulting from transactions between Genasys U.S. and Genasys Spain and Genasys Communications Canada ULC, the timing of transactions in relation to changes in exchange rates and the fluctuation in the exchange rate between foreign currencies and the U.S. dollar.

SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense related to qualified and non-qualified stock options issued to employees, directors and consultants over the expected vesting term of the stock-based instrument based on the grant date fair value. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate. Refer to Note 16, Share-based Compensation, for additional information.

IMMATERIAL CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the quarter ended December 31, 2020, Company management identified an immaterial error in the previously issued September 30, 2020 consolidated balance sheet. This error resulted in an overstatement of prepaid expenses and accrued liabilities of $5,205 related to a foreign currency forward contract which was presented on a gross basis rather than on a net basis. There was no impact to the consolidated statement of operations or the consolidated statement of cash flows for the year ended September 30, 2020, as a result of this misstatement. Further, there was no impact to the consolidated financial statements as of, and for the year ended September 30, 2021, as the forward contract was settled during the first quarter of fiscal 2021.  SEC Staff Accounting Bulletin: No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements were used by management to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on either the accompanying consolidated balance sheet as of September 30, 2021, or the previously issued consolidated balance sheet for the year ended September 30, 2020, and therefore the misstatement was corrected in the accompanying consolidated balance sheet for the year ended September 30, 2020. All financial information contained in the accompanying notes to these consolidated financial statements has been revised to reflect the correction of this error.

RECLASSIFICATIONS

Where necessary, the prior year’s information has been reclassified to conform to the fiscal year 2021 statement presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

SUBSEQUENT EVENTS

Management evaluates events subsequent to September 30, 2021, through the date the accompanying consolidated financial statements are filed with the Securities and Exchange Commission. And noted that there have been no events or transactions which would affect the Company’s consolidated financial statements for the year ended September 30, 2021.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 was subsequently amended by ASU No. 2021-01, Reference Rate Reform (Topic 848), Scope, which refines the scope of Topic 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

New pronouncements adopted

In  August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU No. 2018-13 on October 1, 2020, with no impact to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which modifies the concept of impairment from the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under Topic 350, entities should now calculate any goodwill impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge to the goodwill for the amount by which the carrying amount exceeds the reporting unit's fair value. This guidance is effective for annual periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on a prospective basis on October 1, 2020, with no impact on the consolidated financial statements.

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

The consideration consisted of the following:

Cash paid	$11,481
Common stock issued	10,938
Shareholder representative reserve payable	150
$22,569

The Company funded the cash portion of the total consideration with available cash on hand. The Company also issued 2,165,824 shares of the Company’s common stock to the former owners of Zonehaven. The fair value of the Company’s stock on the closing date was $5.05, resulting in the addition of $10,938 to additional-paid-in-capital. The shareholder representative reserve payable is a current liability and recorded in the current portion of accrued liabilities as of September 30, 2021.

The Company incurred $140 in expenses related to this transaction through September 30, 2021. These expenses were recorded in selling, general and administrative expenses in the consolidated statement of operations as follows: $40 in the fourth quarter of fiscal 2021, $98 in the third quarter of fiscal 2021 and $2 in the second quarter of fiscal 2021.

Purchase price allocation

Assets acquired
Accounts receivable	$120
Deferred tax asset	106
Intangible assets	10,100
Goodwill	15,538
Total assets acquired	$25,864

Liabilities assumed
Accounts payable	$194
Accrued liabilities	372
Deferred tax liability	2,729
Total liabilities assumed	3,295
Net assets acquired	$22,569

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Estimated Useful Lives (in years)
Developed Technology	$8,800	7
Trade Names	400	5
Customer Relationships	900	5
	$10,100

Identifiable intangible assets consist of certain technology, trade name and customer relationships purchased from Zonehaven. Identifiable intangible assets are amortized over their estimated useful lives based upon several assumptions, including the estimated period of economic benefit and utilization. The weighted average amortization period for identifiable intangible assets acquired is 6.7 years. These intangible assets are classified as Level 3 in the ASC topic 820 three-tier fair value hierarchy.

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

The consideration consisted of the following:

Cash paid	$4,367
Acquisition holdback liability	613
Common stock to be issued	3,431
$8,411

Under the terms of the Asset Purchase Agreement, the Company was required to deposit a holdback liability in the amount of CAD$1,000 into an interest-bearing account as security for potential indemnification claims against the seller. The holdback amount will be released three years from the closing date subject to amounts withheld for actual, pending or potential claims. The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in an addition of $3,431 to additional paid-in-capital. During the twelve months ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. 208,692 shares of the Company’s common stock remain subject to issuance under this obligation. The cash portion of the purchase price was funded from cash on hand.

The Company incurred $264 in expenses related to this transaction through September 30, 2021. These expenses were recorded in selling, general and administrative expenses in the consolidated statement of operations as follows: $22 in the second quarter of fiscal 2021, $10 in the first quarter of fiscal 2021, $132 in the fourth quarter of fiscal 2020 and $100 in the third quarter of fiscal 2020.

Assets Acquired
Prepaid expenses	$2
Property and equipment	22
Operating lease right of use asset	248
Intangible Assets	2,820
Goodwill	5,590
Total assets acquired	$8,682

Liabilities assumed
Accrued liabilities	$23
Operating lease liability	248
Total liabilities assumed	271
Net Assets acquired	$8,411

The estimated fair value of the identifiable intangible assets acquired and their estimated useful lives are as follows:

	Fair Value	Estimated Useful Lives (in years)
Developed technology	$2,500	7
Customer relationships	320	7
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

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

5. REVENUE RECOGNITION

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

Contract Assets and Liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give us the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The tables below reflect the balances of contract liabilities as of September 30, 2021 and September 30, 2020, including the change between the periods. There were no contract assets as of September 30, 2021 and 2020. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying Consolidated Balance Sheets. Refer to Note 11, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities are as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance at September 30, 2020	$3,683	$1,024	$4,707
New performance obligations	15,511	1,899	17,410
Recognition of revenue as a result of satisfying performance obligations	(10,493)	(1,503)	(11,996)
Effect of exchange rate on deferred revenue	-	8	8
Balance at September 30, 2021	$8,701	$1,428	$10,129
Less: non-current portion	-	(308)	(308)
Current portion at September 30, 2021	$8,701	$1,120	$9,821

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year which are fully or partially unsatisfied at the end of the period.

As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $10,129. The Company expects to recognize revenue on approximately $9,821 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist principally of cash equivalents, short and long-term marketable securities, accounts receivable, and accounts payable. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were valued based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of September 30, 2021 or September 30, 2020. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the years ended September 30, 2021 and 2020.

Instruments Measured at Fair Value on a Recurring Basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of September 30, 2021 and 2020. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	September 30, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$932	$-	$932	$932	$-	$-

Level 2:
Certificates of deposit	1,494	-	1,494	-	694	800
Municipal securities	5,139	(1)	5,138	-	4,205	933
Corporate bonds	928	1	929	-	787	142
Subtotal	7,561	-	7,561	-	5,686	1,875

Total	$8,493	$-	$8,493	$932	$5,686	$1,875

	September 30, 2020
	Cost Basis	Unrealized Gain	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$365	$-	$365	$365	$-	$-

Level 2:
Certificates of deposit	1,195	-	1,195	-	-	1,195
Municipal securities	3,777	4	3,781	-	2,431	1,350
Corporate bonds	3,091	3	3,094	-	1,834	1,260
Subtotal	8,063	7	8,070	-	4,265	3,805

Total	$8,428	$7	$8,435	$365	$4,265	$3,805

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

The following table presents nonfinancial assets that were subject to fair value measurement during the twelve months ended September 30, 2021. There were no business combinations or indicators of impairment for the twelve months ended September 30, 2020. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments.

	Carrying Value	Level 1	Level 2	Level 3
Goodwill from Zonehaven acquisition	$15,538	$-	$-	$15,538
Intangible assets from Zonehaven acquisition	$9,594	$-	$-	$9,594
Goodwill from Amika Mobile asset purchase	$5,853	$-	$-	$5,853
Intangibles from Amika Mobile asset purchase	$2,531	$-	$-	$2,531
Operating lease ROU asset from Amika Mobile asset purchase	$248	$-	$-	$248
Holdback liability from Amika Mobile asset purchase	$687	$-	$-	$687

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$787) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fait value. This change in fair value is recorded in the accompanying consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance at acquisition date	$613
Accretion	46
Currency translation	28
Balance at September 30, 2021	$687

Foreign currency forward contract: In August 2020, the Company entered into a foreign currency forward contract as an economic hedge against exposure to changes in the Canadian dollar in connection with the Amika Mobile asset purchase. As of September 30, 2020, the notional value of the foreign currency forward contract was CAD$6,955 with a maturity date in October 2020. The foreign currency forward contract was classified under Level 2 of the fair value hierarchy. The valuation techniques used to measure the fair value were based on quoted market prices. On October 1, 2020, the foreign currency forward contract was settled for CAD$6,955 (USD$5,281), resulting in a realized loss of $48 on the contract that was recorded in earnings as other income (expense). The foreign currency forward contract liability of $76 was recorded in accrued liabilities in the consolidated balance sheet as of September 30, 2020.

7. INVENTORIES

Inventories consisted of the following:

	September 30,
	2021	2020
Raw materials	$5,449	$5,220
Finished goods	842	841
Work in process	877	456
Inventories, gross	7,168	6,517
Reserve for obsolescence	(752)	(568)
Inventories, net	$6,416	$5,949

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2021	2020
Office furniture and equipment	$1,261	$1,181
Machinery and equipment	1,270	1,184
Leasehold improvements	2,154	2,056
Construction in progress	-	8
Property and equipment, gross	4,685	4,429
Accumulated depreciation	(2,930)	(2,499)
Property and equipment, net	$1,755	$1,930

	Years ended September 30,
	2021	2020
Depreciation expense	$406	$498

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill is attributable to the acquisitions of Genasys Spain and Zonehaven, and the Amika Mobile asset purchase and is due to combining the integrated emergency critical communications, mass messaging solutions and software development capabilities with existing hardware products for enhanced offerings and the skill level of the acquired workforces. The Company periodically reviews goodwill for impairment in accordance with relevant accounting standards. During the year ended September 30, 2021, the Company added a total of $21,128 in goodwill related to the Zonehaven acquisition and the Amika Mobile asset purchase. As of September 30, 2021 and September 30, 2020, goodwill was $23,834 and $2,472, respectively. There were no impairments to goodwill during the years ended September 30, 2021 and 2020.

Intangible assets and goodwill related to Genasys Spain are translated from Euro to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $32. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the year ended September 30, 2021, related to goodwill and intangible assets from the Amika Mobile asset purchase was an increase of $398. During the year ended September 30, 2021, the Company added $13,052 in intangible assets related to the Zonehaven acquisition and the Amika Mobile asset purchase.

The changes in the carrying amount of goodwill by segment for the year ended September 30, 2021, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2020	$-	$2,472	$2,472
Acquisitions	-	21,128	21,128
Currency translation	-	234	234
Balance as of September 30, 2021	$-	$23,834	$23,834

The Company’s intangible assets consisted of the following:

	September 30,
	2021	2020
Technology	$12,065	$655
Customer relationships	1,855	627
Trade name portfolio	625	228
Non-compete agreements	244	247
Patents	72	72
	14,861	1,829
Accumulated amortization	(2,057)	(886)
	$12,804	$943

The changes in the carrying amount of intangible assets by segment for the year ended September 30, 2021, are as follows:

	Hardware	Software	Total
Balance as of September 30, 2020	$29	$914	$943
Acquisitions	-	12,920	12,920
Amortization	(4)	(1,187)	(1,191)
Currency translation	-	132	132
Balance as of September 30, 2021	$25	$12,779	$12,804

	Years ended
	September 30,
	2021	2020
Amortization expense	$1,191	$302

Estimated amortization expense for the fiscal year ending September 30,

2022	2,169
2023	2,137
2024	2,123
2025	1,995
2026	1,855
Thereafter	2,525
Total estimated amortization expense	$12,804

10. PREPAID EXPENSES AND OTHER

	September 30,
	2021	2020
Deposits for inventory	$997	$54
Prepaid insurance	395	264
Dues and subscriptions	213	151
Prepaid professional services	158	-
Prepaid commissions	82	-
Trade shows and travel	95	103
Other	315	288
	$2,255	$860

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

Prepaid professional services

Prepaid professional services consist of payments made in advance for services such as accounting and legal services.

Prepaid commissions

Prepaid commissions represent the current portion of sales commissions paid in connection with obtaining a contract with a customer. These costs are deferred and are amortized on a straight-line basis over the period of benefit, which is four years. Amortization of prepaid commissions is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Trade shows and travel

Trade shows and travel consists of payments made in advance for trade show events.

11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	September 30,
	2021	2020
Payroll and related	$3,726	$2,545
Deferred revenue	1,120	731
Customer deposits	8,701	3,683
Accrued contract costs	416	719
Warranty reserve	146	126
Other	2	76
Total	$14,111	$7,880

Other liabilities - noncurrent consisted of the following:

	September 30,
	2021	2020
Deferred extended warranty revenue	$308	$293
Asset purchase holdback liability	687	-
Total	$995	$293

Payroll and related

Accrued payroll and related consisted primarily of accrued bonus, accrued vacation, accrued sales commissions and benefits.

Deferred revenue

Deferred revenue as of September 30, 2021 included prepayments from customers for services, including extended warranty, scheduled to be performed in the year ended September 30, 2022.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered during the year ended September 30, 2022.

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

Warranty reserve

Details of the estimated warranty reserve were as follows:

	September 30,
	2021	2020
Beginning balance	$126	$150
Warranty provision	56	16
Warranty settlements	(36)	(40)
Ending balance	$146	$126

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$787) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet.

12. DEBT

In connection with the acquisition of Genasys Spain the Company assumed certain debts of Genasys Spain. The balances of the acquired debt consist of loans with governmental agencies as of September 30, 2021. Loans with governmental agencies represent interest free loans granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of September 30, 2021 are as follows:

Agency	Due Date	Principal
Ministry of Economy and Competitiveness	February 2, 2022	$17
Ministry of Economy and Competitiveness	February 2, 2024	279	(a)
		$296

(a)    This loan is secured by $279 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount represents 66.6% of the original principal received. This amount is included in restricted cash as of September 30, 2021. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within the next twelve months and that the outstanding balance of the loan will be paid in full during the next twelve months. Accordingly, this has been included in the current portion of notes payable as of September 30, 2021.

The changes in the carrying amount of debt for the year ended September 30, 2021, are as follows:

Balance as of September 30, 2020	$318
Payments	(19)
Currency translation	(3)
Balance as of September 30, 2021	$296

The following is a schedule of future annual payments as of September 30, 2021:

2022	$296
Total	$296

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of September 30, 2021, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs have and will be amortized on a straight-line basis over the term of the loan.

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

During the year ended September 30, 2021, the Company added an additional operating ROU asset of $259 and operating lease liabilities of $259 for office space. The tables below show the operating ROU assets and liabilities as of September 30, 2020, and the balances as of September 30, 2021, including the changes during the periods.

Operating ROU assets
Operating lease ROU asset at September 30, 2020	$5,285
Additional operating lease ROU assets	259
Less amortization of operating lease ROU assets	(694)
Effect of exchange rate on operating lease ROU assets	12
Operating lease ROU assets at September 30, 2021	$4,862

Operating lease liabilities
Operating lease liabilities at September 30, 2020	$7,166
Additional operating lease liabilities	259
Less lease principal payments on operating lease liabilities	(829)
Effect of exchange rate on operating lease liabilities	12
Operating lease liabilities at September 30, 2021	6,608
Less non-current portion	(5,709)
Current portion at September 30, 2021	$899

As of September 30, 2021, the Company’s operating leases have a weighted-average remaining lease term of 6.7 years and a weighted-average discount rate of 4.1%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2022	$1,151
2023	1,089
2024	1,084
2025	1,057
2026	1,069
Thereafter	2,139
Total undiscounted operating lease payments	7,589
Less imputed interest	(981)
Present value of operating lease liabilities	$6,608

For the years ended September 30, 2021 and 2020, total lease expense under operating leases was approximately $991 and $902, respectively. For the year ended September 30, 2021, short-term lease expense was $3. The Company did not have any short-term lease expense during the year ended September 30, 2020.

14. INCOME TAXES

Income taxes consisted of the following:

	Years ended September 30,
	2021	2020
Current tax provision
Federal	$-	$-
State	1	2
Total current tax provision	1	2
Deferred provision
Federal	368	(4,852)
State	65	(856)
Total deferred provision	433	(5,708)

Provision (benefit) for income taxes	$434	$(5,706)

A reconciliation of income taxes at the federal statutory rate of 21% to the effective tax rate was as follows:

	Years ended September 30,
	2021	2020
Income taxes computed at the federal statutory rate	$239	$1,296
Change in valuation allowance	435	(7,134)
Nondeductible compensation, interest expense and other	57	24
State income taxes, net of federal tax benefit	210	364
Change in R&D credit carryover	19	(219)
Stock options and other prior year true-ups	(175)	(7)
Foreign rate differential	(117)	(21)
State business credit utilization	(234)	(9)
Provision (benefit) for income taxes	$434	$(5,706)

The types of temporary differences between the tax basis of assets and liabilities and their approximate tax effects that give rise to a significant portion of the net deferred tax asset as of September 30, 2021 and 2020 were as follows:

	At September 30,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$11,769	$11,985
Research and development credit	5,479	5,686
Share-based compensation	538	317
Patents	8	15
Accruals and other	2,487	2,526
Allowances	237	183
Gross deferred tax asset	20,518	20,712

Deferred tax liabilities
Equipment	(352)	(405)
Operating ROU assets	(1,222)	(1,334)
Acquired intangible assets	(2,592)	-
Gross deferred tax liabilities	(4,166)	(1,739)
Less valuation allowance	(8,313)	(7,878)
Total deferred tax assets, net of valuation allowance	$8,039	$11,095

As of September 30, 2021, the Company had net deferred tax assets of approximately $8,039. The deferred tax assets are primarily composed of federal and state NOL carryforwards and federal and state research and development (“R&D”) credit carryforwards. As of September 30, 2021, the Company had federal NOL carryforwards of approximately $35,819, which expire from 2023 through 2037, except for $1,262 that have an indefinite carryforward period. The Company also has an estimated $2,373 and $176 of federal and state R&D tax credits, respectively, as of September 30, 2021, a portion of which will begin to expire in the current tax year.

The Company reviews its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers historical and projected taxable income of the Company, along with any tax planning strategies and any other positive or negative evidence. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards and other deferred assets. The Company expects to utilize the deferred tax asset in the future, except for those related to federal R&D tax credit carryforwards and net operating loss carryforwards, R&D credits and foreign tax credits related to Genasys Spain and Genasys Canada and continues to maintain a partial allowance of $8.313. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowances may be necessary.

As of September 30, 2021, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of NOL and credit carryforwards.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office equipment and operating facilities. During the year ended September 30, 2019, these leases were categorized as operating leases. On October 1, 2019, the Company adopted ASC 842 which required lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. Refer to Note 13, Leases for further detail on lease commitments.

Employment Agreements

The Company entered into an employment agreement with our chief executive officer that provides for severance benefits including twelve months’ salary and health benefits, a pro-rata share of his annual cash bonus for the fiscal year in which the termination occurs to which he would have become entitled had he remained employed through the end of the fiscal year and vesting of a share of stock options held by him that are subject to performance-based vesting. The agreement also has a change in control clause whereby the chief executive officer would be entitled to receive specific severance and equity vesting benefits if specified termination events occur.

There were no other employment agreements with executive officers or other employees providing future benefits or severance arrangements.

Bonus Plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income, and operating cash flow. For the year ended September 30, 2021, the Company recorded $2,625 of bonus expense. For the year ended September 30, 2020, the Company recorded $1,554 of bonus expense.

Employee Benefit—401K Plan

The Company has a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants at the discretion of the board of directors. During the years ended September 30, 2021 and 2020, the Company made matching contributions of $219 and $206, respectively.

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$787) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the seller of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. 208,692 shares of the Company’s common stock remain subject to issuance under this obligation.

Guarantees and Indemnifications

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these arrangements, the Company may indemnify other parties such as business partners, customers, underwriters, and investors for certain losses suffered, claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws. The Company’s obligation to provide such indemnification in such circumstances would arise if, for example, a third party sued a customer for intellectual property infringement and the Company agreed to indemnify the customer against such claims. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to such indemnification obligations. Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the financial ability of the parties, the nature and amount of damages claimed, insurance coverage that the Company may have to cover such claims, and the willingness of the parties to reach settlement, if any. Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements in the past, and the Company had no liabilities recorded for these agreements as of September 30, 2021 and 2020.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. All directors and officers have executed indemnification agreements. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officers’ liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company does not believe that a material loss exposure related to these agreements is either probable or can be reasonably estimated. Accordingly, the Company has no liability recorded for these agreements as of September 30, 2021 and 2020.

16. SHARE-BASED COMPENSATION

Stock Option Plans

As of September 30, 2021, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of September 30, 2021, there were options and restricted stock units outstanding covering 85,000 and 3,059,853 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 5,088,115 shares of common stock available for grant, for a total of 8,232,968 shares of common stock authorized and unissued under the two equity plans.

Share-Based Compensation

The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 295,000 options granted during the year ended September 30, 2021 and 231,270 granted during the year ended September 30, 2020. The weighted average estimated fair value of stock options granted during the years ended September 30, 2021 and 2020, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Years ended
	September 30,
	2021	2020
Volatility	48.5%	44.5%
Risk-free interest rate	0.7%	1.4%
Dividend yield	0.0%	0.0%
Expected term in years	6.5	5.4

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company did not pay a dividend in fiscal 2021 or fiscal 2020.

As of September 30, 2021, there was approximately $982 of total unrecognized compensation costs related to outstanding stock options. This amount is expected to be recognized over a weighted average period of 1.90 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-Based Stock Options

On August 1, 2016, the Company awarded a performance-based stock option (PVO) to purchase 750,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. At the grant date, there were 375,000 performance-based stock options assigned to performance criteria within each of fiscal 2019 and 2020. Vesting was based upon the achievement of certain performance criteria for each of fiscal 2019 and 2020 including a minimum free cash flow margin and net revenue targets. Additionally, vesting was subject to the executive being employed by the Company at the time the Company achieves such financial targets.

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

The Company did not grant any PVO’s during the year ended September 30, 2021.

Restricted Stock Units

During fiscal 2018, the Board of Directors granted 93,330 restricted stock units (“RSUs”) to employees that vested equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $210, which were expensed on a straight-line basis over the three-year life of the grants.

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

On March 16, 2021, each non-employee member of the Board of Directors received a grant of 27,883 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $1,100, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date. Also, during the fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants. On June 7, 2021, 5,000 RSUs with immediate vesting were granted to an employee at a market value of $25. These were expensed during the quarter ended June 30, 2021. On September 1, 2021, two new members of the Board of Directors received a grant of 17,500 RSUs which will vest on March 16, 2022. These were issued at a market value of $184, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date.

Compensation expense for RSUs was $1,130 for the year ended September 30, 2021. Compensation expense for RSUs was $584 for the year ended September 30, 2020.

Restricted Stock Unit Summary Information

A summary of restricted stock units of the Company as September 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2020	303,014	$2.82
Granted	325,365	$7.06
Released	(228,633)	$2.83
Forfeited/cancelled	(277)	$2.26
Outstanding September 30, 2021	399,469	$6.27

Stock Option Summary Information

A summary of the activity in options to purchase the capital stock of the Company as of September 30, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2020	2,659,305	$2.56
Granted	295,000	$6.71
Forfeited/expired	(104,125)	$2.57
Exercised	(104,796)	$2.01
Outstanding September 30, 2021	2,745,384	$3.02
Exerciseable September 30, 2021	1,541,176	$2.24

The aggregate intrinsic value for options outstanding and options exercisable as of September 30, 2021 was $6,343 and $4,610, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading during the year, which was $5.18 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the year ended September 30, 2021 was $725 and proceeds from these exercises was $211. The total intrinsic value of stock options exercised during the year ended September 30, 2020 was $2,578 and proceeds from these exercises was $1,136. The Company recognized $514 and $1,442 as a tax benefit in the income tax provision for the years ended September 30, 2021 and 2020, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2021:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.86	324,157	2.00	$1.64	324,157	$1.64
$1.99	-	$1.99	937,500	2.44	$1.99	937,500	$1.99
$2.16	-	$3.17	65,000	0.37	$2.48	65,000	$2.48
$3.39	-	$3.40	1,133,727	5.09	$3.39	166,863	$3.40
$5.05	-	$8.03	285,000	6.30	$6.66	47,656	$6.87
			2,745,384	3.83	$3.02	1,541,176	$2.24

The Company recorded $294 and $396 of stock option compensation expense for employees, directors and consultants for the years ended September 30, 2021, and 2020, respectively.

The amounts of share-based compensation expense for restricted stock units and stock options are classified in the Consolidated Statements of Operations as follows:

	Year ended September 30,
	2021	2020
Cost of revenues	$40	$20
Selling, general and administrative	1,344	939
Research and development	40	21
	$1,424	$980

17. STOCKHOLDERS’ EQUITY

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

During the year ended September 30, 2021, the Company issued 104,796 shares of common stock and obtained gross proceeds of $210 in connection with the exercise of stock options. During the year ended September 30, 2020, the Company issued 583,019 shares of common stock and obtained gross proceeds of $1,136 in connection with the exercise of stock options. During the year ended September 30, 2021, the Company issued 228,633 of shares of common stock upon full vesting of RSUs. During the year ended September 30, 2020, the Company issued 198,106 of shares of common stock upon full vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owner of the Amika Mobile assets on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of Amika Mobile. 208,692 shares of the Company’s common stock remain subject to issuance under this obligation.

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

No shares of preferred stock were outstanding during the fiscal years ended September 30, 2021 or 2020.

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

There were no shares repurchased during the year ended September 30, 2021. During the fiscal year ended September 30, 2020, 156,505 shares were repurchased for $398. As of September 30, 2021, $4.1 million was available for share repurchase under this program. As of September 30, 2021, all repurchased shares were retired.

18. NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	September 30,
	2021	2020
Net income	$704	$11,874

Basic income per share	$0.02	$0.36
Diluted income per share	$0.02	$0.35

Weighted average shares outstanding - basic	34,409,478	33,220,915
Assumed exercise of dilutive options	1,179,670	871,413
Weighted average shares outstanding - diluted	35,589,148	34,092,328

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	1,035,000	893,750
RSU	-	-
Obligation to issue common stock	208,692	-
Total	1,243,692	893,750

19. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of critical communications hardware and software solutions designed to alert, inform, and protect. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

The following table presents the Company’s segment disclosures:

	Year ended September 30,
	2021	2020

Revenue from external customers
Hardware	$44,233	$41,395
Software	2,770	1,615
	$47,003	$43,010

Intersegment revenues
Hardware	$-	$-
Software	1,823	1,692
	$1,823	$1,692

Segment operating income (loss)
Hardware	$7,871	$8,771
Software	(6,787)	(2,730)
	$1,084	$6,041

Other expenses:
Depreciation and amortization expense
Hardware	$375	$483
Software	1,222	317
	$1,597	$800

Income tax expense (benefit)
Hardware	$434	$(5,706)
Software	-	-
	$434	$(5,706)

	September 30,
	2021	2020
Long-lived assets
Hardware	$1,748	$1,924
Software	36,645	3,421
	$38,393	$5,345

Total assets
Hardware	$50,364	$61,152
Software	39,764	5,015
	$90,128	$66,167

20. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

Major Customers

For the fiscal year ended September 30, 2021, revenues from one customer accounted for 58% of total revenues with no other single customer accounting for more than 10% of total revenues. For the fiscal year ended September 30, 2020, revenues from one customer accounted for 63% of total revenues with no other single customer accounting for more than 10% of total revenues. As of September 30, 2021, accounts receivable from two customers accounted for 66% and 18% of total accounts receivable. As of September 30, 2020, accounts receivable from two customers accounted for 36% and 24% of total accounts receivable.

Revenue from customers in the United States was $37,888 for the year ended September 30, 2021. Revenue from customers in the United States was $32,765 for the year ended September 30, 2020. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Years ended September 30,
	2021	2020
Americas	$39,064	$34,815
Asia Pacific	4,470	5,716
Europe, Middle East and Africa	3,469	2,479
Total Revenues	$47,003	$43,010

The following table summarized long lived assets by geographic region.

	Year ended September 30,
	2021	2020
United States	$26,880	$1,924
Americas (excluding the United States)	8,395	-
Asia Pacific	-	-
Europe, Middle East and Africa	3,118	3,421
	$38,393	$5,345

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
November 22, 2021

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

Date: November 22, 2021	By	/S/ RICHARD S. DANFORTH
Richard S. Danforth Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By	/S/ DENNIS D. KLAHN
Dennis D. Klahn, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 22, 2021	By	/S/ SCOTT L. ANCHIN
Scott L. Anchin Director

Date: November 22, 2021	By	/S/ LAURA M. CLAGUE
Laura M. Clague Director

Date: November 22, 2021	By	/S/ RICHARD H. OSGOOD III
Richard H. Osgood III Director

Date: November 22, 2021	By	/S/ SUSAN LEE SCHMEISER
Susan Lee Schmeiser Director

Date: November 22, 2021	By	/S/ CALTHA SEYMOUR
Caltha Seymour Director