Form 10-Q
period 2021-12-31
Genasys Inc.
filed 2022-02-07
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on February 3, 2022 was 36,407,072.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2021	September 30,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,136	$13,167
Short-term marketable securities	3,938	5,686
Restricted cash	273	279
Accounts receivable, net	6,787	7,682
Inventories, net	9,142	6,416
Prepaid expenses and other	1,223	2,255
Total current assets	31,499	35,485

Long-term marketable securities	3,381	1,875
Long-term restricted cash	1,083	1,082
Deferred tax assets, net	8,330	8,039
Property and equipment, net	1,821	1,755
Goodwill	23,787	23,834
Intangible assets, net	12,251	12,804
Operating lease right of use assets	4,689	4,862
Other assets	439	392
Total assets	$87,280	$90,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,259	$2,160
Accrued liabilities	12,611	14,111
Notes payable	290	296
Operating lease liabilities, current portion	906	899
Total current liabilities	16,066	17,466

Other liabilities, noncurrent	995	995
Operating lease liabilities, noncurrent	5,488	5,709
Total liabilities	22,549	24,170

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,371,529 and 36,403,833 shares issued and outstanding, respectively	-	-
Additional paid-in capital	107,273	107,110
Accumulated deficit	(42,459)	(41,154)
Accumulated other comprehensive income (loss)	(83)	2
Total stockholders' equity	64,731	65,958
Total liabilities and stockholders' equity	$87,280	$90,128

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended
	December 31,
	2021	2020
Revenues:
Product sales	$9,570	$6,950
Contract and other	1,107	1,078
Total revenues	10,677	8,028
Cost of revenues	5,783	4,324

Gross profit	4,894	3,704

Operating expenses
Selling, general and administrative	5,134	3,331
Research and development	1,369	1,066
Total operating expenses	6,503	4,397

Loss from operations	(1,609)	(693)

Other income, net	13	69

Loss before income taxes	(1,596)	(624)
Income tax benefit	(291)	(5)
Net loss	$(1,305)	$(619)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	36,456,187	33,573,755

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended
	December 31,
	2021	2020
Net loss	$(1,305)	$(619)
Other comprehensive income (loss)
Unrealized loss on marketable securities	(10)	(3)
Unrealized foreign currency (loss) gain	(75)	472
Comprehensive loss	$(1,390)	$(150)

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Operating Activities:
Net loss	$(1,305)	$(619)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	281
Amortization of debt issuance costs	5	-
Warranty provision	4	15
Inventory obsolescence	26	100
Stock-based compensation	558	182
Realized loss on foreign currency forward contract	-	(76)
Deferred income taxes	(291)	(5)
Amortization of operating lease right of use asset	178	170
Accretion of acquisition holdback liability	12	-

Changes in operating assets and liabilities:
Accounts receivable, net	889	2,300
Inventories, net	(2,752)	(1,114)
Prepaid expenses and other	979	120
Accounts payable	99	232
Accrued and other liabilities	(1,743)	(314)
Net cash (used in) provided by operating activities	(2,702)	1,272

Investing Activities:
Purchases of marketable securities	(2,655)	(1,793)
Proceeds from maturities of marketable securities	2,886	1,925
Cash paid for acquisitions net of cash acquired	-	(4,367)
Capital expenditures	(159)	(29)
Net cash provided by (used in) investing activities	72	(4,264)

Financing Activities:
Proceeds from exercise of stock options	46	54
Repurchase of common stock	(441)	-
Net cash (used in) provided by financing activities	(395)	54
Effect of foreign exchange rate on cash	(11)	1
Net decrease in cash, cash equivalents, and restricted cash	(3,036)	(2,937)
Cash, cash equivalents and restricted cash, beginning of period	14,528	23,996
Cash, cash equivalents and restricted cash, end of period	$11,492	$21,059

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$10,136	$19,584
Restricted cash, current portion	273	295
Long-term restricted cash	1,083	1,180
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,492	$21,059

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(10)	$(3)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(832)	$(3,431)
Initial measurement of operating lease right of use assets	$7	$248
Initial measurement of operating lease liabilities	$7	$248

Business combinations accounted for as a purchase
Fair value of net assets acquired	$-	$8,411

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

1. OPERATIONS

Genasys Inc. (the “Company”) is a global provider of critical communications hardware and software solutions designed to alert, inform, and protect. The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2021, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on November 23, 2021. The accompanying condensed consolidated balance sheet as of September 30, 2021 has been derived from the audited consolidated balance sheet as of September 30, 2021 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of December 31, 2021, the amount of cash and cash equivalents was $10,136. As of September 30, 2021 the amount of cash and cash equivalents was $13,167.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of December 31, 2021, the current portion of restricted cash was $273 and the noncurrent portion was $1,083. As of September 30, 2021, the current portion of restricted cash was $279 and the noncurrent portion was $1,082.

Reclassifications

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New pronouncements pending adoption

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (ASC 326), Derivatives and Hedging (ASC 815) and Leases (ASC 842), which extends the effective date of ASC 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, the Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU No. 2020-04 provides optional guidance, expedients and exceptions for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update apply to all entities, subject to meeting the criteria, which participate in contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-04 was subsequently amended by ASU No. 2021-01, Reference Rate Reform (ASC 848), Scope, which refines the scope of ASC 848 and permits optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments of these updates are available to all entities as of March 12, 2020 through December 31, 2022. The Company intends to adopt this standard when LIBOR is discontinued. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

4.	REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), and its amendments on October 1, 2018. The Company adopted ASC 606 using the full retrospective approach.

ASC 606 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

1.	Identify the contract(s) with customers
2.	Identify the performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations
5.	Recognize revenue when the performance obligations have been satisfied

ASC 606 requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

The Company disaggregates revenue by reporting segment (Hardware and Software) and geographically to depict the nature of revenue in a manner consistent with its business operations and to be consistent with other communications and public filings. Refer to Note 18, Segment Information and Note 19, Major Customers, Suppliers and Related Information for additional details of revenues by reporting segment and disaggregation of revenue.

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of December 31, 2021 and September 30, 2021, including the change between the periods. There were no contract assets as of December 31, 2021 and September 30, 2021. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2021	$8,701	$1,428	$10,129
New performance obligations	2,627	410	3,037
Recognition of revenue as a result of satisfying performance obligations	(2,754)	(452)	(3,206)
Effect of exchange rate on deferred revenue	-	2	2
Balance as of December 31, 2021	$8,574	$1,388	$9,962
Less: non-current portion	-	(296)	(296)
Current portion as of December 31, 2021	$8,574	$1,092	$9,666

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

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9,962. The Company expects to recognize revenue on approximately $9,666 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of December 31, 2021 or September 30, 2021. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended December 31, 2021 and September 30, 2021.

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of December 31, 2021 and September 30, 2021. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$1,181	$-	$1,181	$1,181	$-	$-

Level 2:
Certificates of deposit	1,493	-	1,493	-	693	800
Municipal securities	4,907	(5)	4,902	-	3,106	1,796
Corporate bonds	929	(5)	924	-	139	785
Subtotal	7,329	(10)	7,319	-	3,938	3,381

Total	$8,510	$(10)	$8,500	$1,181	$3,938	$3,381

	September 30, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money Market Funds	$932	$-	$932	$932	$-	$-

Level 2:
Certificates of deposit	1,494	-	1,494	-	694	800
Municipal securities	5,139	(1)	5,138	-	4,205	933
Corporate bonds	928	1	929	-	787	142
Subtotal	7,561	-	7,561	-	5,686	1,875

Total	$8,493	$-	$8,493	$932	$5,686	$1,875

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

The following table presents nonfinancial assets that were subject to fair value measurement during the three months ended December 31, 2021. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments. There were no business combinations or indicators of impairment for the three months ended December 31, 2021.

	Carrying Value	Level 1	Level 2	Level 3	Gain/ (Loss)
Operating lease ROU asset	$7	$-	$-	7	$-

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$787) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2021	$687
Accretion	11
Currency translation	1
Balance as of December 31, 2021	$699

6. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,	September 30,
	2021	2021
Raw materials	$8,401	$5,449
Finished goods	893	842
Work in process	552	877
Inventories, gross	9,846	7,168
Reserve for obsolescence	(704)	(752)
Inventories, net	$9,142	$6,416

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	September 30,
	2021	2021
Office furniture and equipment	$1,309	$1,261
Machinery and equipment	1,380	1,270
Leasehold improvements	2,154	2,154
Property and equipment, gross	4,843	4,685
Accumulated depreciation	(3,022)	(2,930)
Property and equipment, net	$1,821	$1,755

	Three Months Ended
	December 31,
	2021	2020
Depreciation expense	$96	$99

8. GOODWILL AND INTANGIBLE ASSETS

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

There were no additions to goodwill during the three months ended December 31, 2021. During the year ended September 30, 2021, the Company added a total of $21,128 in goodwill related to the Zonehaven acquisition and the Amika Mobile asset purchase. As of December 31, 2021 and September 30, 2021, goodwill was $23,787 and $23,834, respectively. There were no impairments to goodwill during the three months ended December 31, 2021.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The changes in the carrying amount of goodwill by segment for the three months ended December 31, 2021, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$-	$23,834	$23,834
Currency translation	-	(47)	(47)
Balance as of December 31, 2021	$-	$23,787	$23,787

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $65. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $8.

The changes in the carrying amount of intangible assets by segment for the three months ended December 31, 2021, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$25	$12,779	$12,804
Amortization	(1)	(542)	(543)
Currency translation	-	(10)	(10)
Balance as of December 31, 2021	$24	$12,227	$12,251

The Company’s consolidated intangible assets consisted of the following:

	December 31,	September 30,
	2021	2021
Technology	$12,054	$12,065
Customer relationships	1,841	1,855
Trade name portfolio	620	625
Non-compete agreements	239	244
Patents	72	72
	14,826	14,861
Accumulated amortization	(2,575)	(2,057)
	$12,251	$12,804

As of December 31, 2021, future amortization expense is as follows:

Fiscal year ending September 30,
2022 (remaining nine months)	$1,623
2023	2,133
2024	2,119
2025	1,994
2026	1,856
Thereafter	2,526
Total estimated amortization expense	$12,251

	Three months ended
	Deember 31,
	2021	2020
Amortization expense	$543	$182

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2021	2021
Deposits for inventory	$265	$997
Prepaid insurance	290	395
Dues and subscriptions	194	213
Prepaid professional services	6	158
Prepaid commissions	163	82
Trade shows and travel	178	95
Other	127	315
	$1,223	$2,255

Deposits for inventory

Deposits for inventory consisted of cash payments to vendors for inventory to be delivered in the future.

Prepaid insurance

Prepaid insurance consisted of premiums paid for health, commercial and corporate insurance. These premiums are amortized on a straight-line basis over the term of the agreements.

Dues and subscriptions

Dues and subscriptions consisted of payments made in advance for software subscriptions and trade and professional organizations. These payments are amortized on a straight-line basis over the term of the agreements.

Prepaid professional services

Prepaid professional services consisted of payments made in advance for services such as accounting and legal services.

Prepaid commissions

Prepaid commissions represented the current portion of sales commissions paid in connection with obtaining a contract with a customer. These costs are deferred and are amortized on a straight-line basis over the period of benefit, which is typically between three and five years. Amortization of prepaid commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Trade shows and travel

Trade shows and travel consisted of payments made in advance for trade show events.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

10. ACCRUED LIABILITIES AND OTHER

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2021	2021
Payroll and related	$2,146	$3,726
Deferred revenue	1,092	1,120
Customer deposits	8,574	8,701
Accrued contract costs	653	416
Warranty reserve	146	146
Other	-	2
Total	$12,611	$14,111

Other liabilities-noncurrent consisted of the following:

	December 31,	September 30,
	2021	2021
Deferred extended warranty revenue	$296	$308
Asset purchase holdback liability	699	687
Total	$995	$995

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of December 31, 2021 included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending December 31, 2022.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending December 31, 2022.

Accrued contract costs

Accrued contract costs consisted of accrued expenses for contracting a third-party service provider to fulfill repair and maintenance obligations required under a contract with a foreign military for units sold in the year ended September 30, 2011. Payments to the service provider will be made annually upon completion of each year of service. A new contract was signed with the customer in May 2019 to continue repair and maintenance services through May 2024. These services are being recorded in cost of revenues to correspond with the revenues for these services.

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	December 31,	September 30,
	2021	2021
Beginning balance	$146	$126
Warranty provision	4	56
Warranty settlements	(4)	(36)
Ending balance	$146	$146

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Deferred extended warranty revenue

Deferred extended warranty revenue consisted of warranties purchased in excess of the Company’s standard warranty. Extended warranties typically range from one to two years.

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

11. DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of December 31, 2021. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of December 31, 2021 are as follows:

Agency	Project Name	Principal
Ministry of Economy and Competitiveness	INNPACTO 1 "eSalud"	$17
Ministry of Economy and Competitiveness	INNPACTO 3 "eSalud"	273	(a)
		$290

(a)

This loan is secured by $273 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash at December 31, 2021. The Company expects the Ministry of Economy and Competitiveness to declare the terms of the loan satisfied within fiscal 2022 and that the outstanding balance of the loan will be paid in full during fiscal 2022. Accordingly, this has been included in the current portion of notes payable as of December 31, 2021.

The following is a schedule of future annual payments as of December 31, 2021:

2022	$290
Total	$290

The changes in the carrying amount of debt for the three months ended December 31, 2021, are as follows:

Balance as of September 30, 2021	$296
Payments	-
Currency translation	(6)
Balance as of December 31, 2021	$290

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of December 31, 2021, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs have and will be amortized on a straight-line basis over the term of the loan.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

12. LEASES

The Company determines if an arrangement is a lease at inception. The guidance in ASC 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Additionally, the portfolio approach is used in determining the discount rate used to present value lease payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

The Company is party to operating leases for office and production facilities and equipment under agreements that expire at various dates through 2028. The Company elected the package of practical expedients permitted under the new lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that commenced before the adoption of ASC 842. The Company also elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Upon adoption of ASC 842 as of October 1, 2019, the Company recognized on its consolidated balance sheet an initial measurement of approximately $7,815 of operating lease liabilities, and approximately $5,824 of corresponding operating ROU assets, net of tenant improvement allowances. There was no cumulative effect adjustment to retained earnings as a result of the transition to TASC 842. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statement of operations.

During the three months ended December 31, 2021, the Company added an additional operating ROU asset of $7 and operating lease liabilities of $7 for office equipment. The tables below show the operating ROU assets and liabilities as of September 30, 2021, and the balances as of December 31, 2021, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU asset as of September 30, 2021	$4,862
Additional operating lease ROU assets	7
Less amortization of operating lease ROU assets	(178)
Effect of exchange rate on operating lease ROU assets	(2)
Operating lease right of use asset as of December 31, 2021	$4,689

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Operating lease liabilities
Operating lease liabilities as of September 30, 2021	$6,608
Additional operating lease liabilities	7
Less lease principal payments on operating lease liabilities	(218)
Effect of exchange rate on operating lease liabilities	(3)
Operating lease liabilities as of December 31, 2021	6,394
Less non-current portion	(5,488)
Current portion as of December 31, 2021	$906

As of December 31, 2021, the Company’s operating leases have a weighted-average remaining lease term of 6.44 years and a weighted-average discount rate of 4.14%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2022 (remaining nine months)	$866
2023	1,090
2024	1,086
2025	1,058
2026	1,071
Thereafter	2,139
Total undiscounted operating lease payments	7,310
Less imputed interest	(916)
Present value of operating lease liabilities	$6,394

For the three months ended December 31, 2021 and 2020, total lease expense under operating leases was approximately $244 and $236, respectively. The Company did not have any short-term lease expense during the three months ended December 31, 2021 and 2020.

13. INCOME TAXES

For the three months ended December 31, 2021, the Company recorded income tax benefit of $291 reflecting an effective tax rate of 28.8%. For the three months ended December 31, 2020, the Company recorded an income tax benefit of $5 reflecting an effective tax rate of 31.2%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may at times be involved in litigation in the ordinary course of business. The Company will, from time to time, when appropriate in the Company’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the three months ended December 31, 2021, the Company recorded $463 of bonus expense. In the three months ended December 31, 2020, the Company recorded $459 of bonus expense.

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

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the three months ended December 31, 2021, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

15. SHARE-BASED COMPENSATION

Stock option plans

As of December 31, 2021, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of December 31, 2021, there were options and restricted stock units outstanding covering 70,000 and 3,329,853 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 4,813,115 shares of common stock available for grant, for a total of 8,212,968 shares of common stock authorized and unissued under the two equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 267,000 stock options granted during the three months ended December 31, 2021. There were 215,000 stock options granted during the three months ended December 31, 2020. The weighted average estimated fair value of employee stock options granted during the three months ended December 31, 2021 and 2020, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	December 31,
	2021	2020
Volatility	48.1%	48.6%
Risk-free interest rate	1.2%	0.6%
Dividend yield	0.0%	0.0%
Expected term in years	6.9	6.9

Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected term of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board. The contractual term of the options was seven years. The expected term is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates. Such revision adjustments to expense will be recorded as a cumulative adjustment in the period in which the estimate is changed. The Company has not paid a dividend in fiscal 2022 and did not pay a dividend in fiscal 2021.

As of December 31, 2021, there was approximately $1,519 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.8 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company determined that certain performance conditions related to the 2019 and 2020 performance criteria were achieved. 187,500 options related to the 2019 performance criteria vested and 375,000 options related to the 2020 performance criteria vested. The Company recorded a total of $459 in stock-based compensation expense for these options through September 30, 2020, in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The Company did not grant any PVO’s during the three months ended December 31, 2021 and 2020.

Restricted stock units

During fiscal 2019, the Board of Directors granted 99,300 restricted stock units (“RSU”) to employees that will vest equally over three years on each of the first three anniversary dates of the grant. These were issued at a market value of $248, which have and will be expensed on a straight-line basis over the three-year life of the grants.

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

On March 16, 2021, each non-employee member of the Board of Directors received a grant of 27,883 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $1,100, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date. Also, during fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants. On June 7, 2021, 5,000 RSUs with immediate vesting were granted to an employee at a market value of $25. These were expensed during the quarter ended June 30, 2021. On September 1, 2021, two new members of the Board of Directors received a grant of 17,500 RSUs which will vest on March 16, 2022. These were issued at a market value of $184, which have and will be expensed on a straight-line basis through the March 16, 2022 vest date.

During the three months ended December 31, 2021, there were 8,000 RSUs granted to employees. That will vest over three years on the anniversary of the grant date. These were issued at a market value of $40, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $437 for the three months ended December 31, 2021. Compensation expense for RSUs was $138 for the three months ended December 31, 2020.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

A summary of the Company’s RSUs as of December 31, 2021 is presented below:

`	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2021	399,469	$6.27
Granted	8,000	$4.99
Released	-	$-
Forfeited/cancelled	(5,000)	$5.05
Outstanding December 31, 2021	402,469	$6.26

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of December 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2021	2,745,384	$3.02
Granted	267,000	$4.99
Forfeited/expired	-	$-
Exercised	(15,000)	$3.06
Outstanding December 31, 2021	2,997,384	$3.20
Exerciseable December 31, 2021	1,562,503	$2.29

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2022 to 2028 with an average life of 3.86 years. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2021 was $3,373 and $2,816, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.98 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the three months ended December 31, 2021 was $74 and proceeds from these exercises was $46. The total intrinsic value of stock options exercised during the three months ended December 31, 2020 was $113 and proceeds from these exercises was $54.

The following table summarized information about stock options outstanding at December 31, 2021:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.86	324,157	1.75	$1.64	324,157	$1.64
$1.99	-	$1.99	937,500	2.18	$1.99	937,500	$1.99
$2.16	-	$2.90	50,000	0.19	$2.31	50,000	$2.31
$3.39	-	$3.39	800,000	4.76	$3.39	-	$-
$3.40	-	$8.03	885,727	5.81	$4.93	250,846	$4.27
			2,997,384	3.86	$3.20	1,562,503	$2.29

The Company recorded $120 and $44 of stock option compensation expense for employees, directors and consultants for the three months ended December 31, 2021, and 2020, respectively.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended
	December 31,
	2021	2020
Cost of revenues	$15	$5
Selling, general and administrative	531	171
Research and development	12	6
	$558	$182

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the three months ended December 31, 2021 and the three months ended December 31, 2020 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	$363	$107,273	$(42,459)	$(83)	$64,731

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2020	33,561,544	$336	$91,248	$(41,858)	$(250)	$49,140
Share-based compensation expense	-	-	182	-	-	182
Issuance of common stock upon exercise of stock options, net	25,899	-	54	-	-	54
Obligation to issue common stock	-	-	3,431	-	-	3,431
Accumulated other comprehensive income	-	-	-	-	469	469
Net loss	-	-	-	(619)	-	(619)
Balance as of December 31, 2020	33,587,443	$336	$94,915	$(42,477)	$219	$52,657

Common stock activity

During the three months ended December 31, 2021, the Company issued 15,000 shares of common stock and received gross proceeds of $46 in connection with the exercise of stock options. During the three months ended December 31, 2020, the Company issued 25,899 shares of common stock and received gross proceeds of $54 in connection with the exercise of stock options.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the three months ended December 31, 2021, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

During the three months ended December 31, 2021, 116,868 shares were repurchased for $441. There were no shares repurchased during the three months ended December 31, 2020.

Dividends

There were no dividends declared in the three months ended December 31, 2021 and 2020.

17. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	December 31,
	2021	2020
Net loss	$(1,305)	$(619)

Basic loss per share	$(0.04)	$(0.02)
Diluted loss per share	$(0.04)	$(0.02)

Weighted average shares outstanding - basic	36,456,187	33,573,755
Weighted average shares outstanding - diluted	36,456,187	33,573,755

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	2,997,384	2,754,281
RSU	402,469	302,737
Obligation to issue common stock	139,128	-
Total	3,538,981	3,057,018

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

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended
	December 31,
	2021	2020

Revenue from external customers
Hardware	$10,127	$7,387
Software	550	641
	$10,677	$8,028

Intersegment revenues
Hardware	$-	$-
Software	674	351
	$674	$351

Segment operating income (loss)
Hardware	$1,172	$508
Software	(2,781)	(1,201)
	$(1,609)	$(693)

Other expenses:
Depreciation and amortization expense
Hardware	$90	$90
Software	549	191
	$639	$281

Income tax benefit
Hardware	$(291)	$(5)
Software	-	-
	$(291)	$(5)

	December 31,	September 30,
	2021	2021
Long-lived assets
Hardware	$1,799	$1,748
Software	36,060	36,645
	$37,859	$38,393

Total assets
Hardware	$48,782	$50,364
Software	38,498	39,764
	$87,280	$90,128

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended December 31, 2021, revenues from one customer accounted for 68% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2021, accounts receivable from two customers accounted for 61% and 23% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended December 31, 2020, revenues from one customer accounted for 52% of total revenues with no other single customer accounting for more than 10% of revenues. As of December 31, 2020, accounts receivable from three customers accounted for 48%, 14% and 10% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

Genasys Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share and share amounts)
(Unaudited)

Revenue from customers in the United States was $9,303 for the three months ended December 31, 2021. Revenue from customers in the United States was $5,712 for the three months ended December 31, 2020. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Three months ended December 31,
	2021	2020
Americas	$9,436	$6,014
Asia Pacific	308	1,011
Europe, Middle East and Africa	933	1,003
Total Revenues	$10,677	$8,028

The following table summarizes long lived assets by geographic region.

	December 31,	September 30,
	2021	2021
United States	$26,552	$26,880
Americas (excluding the United States)	8,313	8,395
Europe, Middle East and Africa	2,994	3,118
Total long lived assets	$37,859	$38,393

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

For purposes of this Quarterly Report, the terms “we,” “us,” “our” “Genasys” and the “Company” refer to Genasys Inc. and its consolidated subsidiaries.

Overview

Genasys is a global provider of critical communications hardware and software solutions designed to alert and inform to help keep people safe. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

Our multi-channel approach includes:

• Genasys Emergency Management (GEM) is Genasys’ software-based product platform. The GEM product line consists of GEM Software, IMNS, and Zonehaven.

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

Integrated Mass Notification System (IMNS) is Genasys’ comprehensive emergency response solution, uniting GEM Software and Genasys speaker system hardware in a multichannel solution. IMNS gives operators the ability to communicate critical notifications across platforms using a command and control interface that can be accessed from an emergency operations center, authorized computer, or smart phone. Notifications can be sent using text messages, emails, IPAWS, desktop alerts, television, voice calls, social media, and Genasys speaker systems. By providing several digital, software-based notifications and audible voice alerts through speakers, IMNS creates layered redundancy to enable the maximum number of people receive critical communications.

Zonehaven is a multipronged SaaS application that serves both first responders and the communities they protect. Zonehaven can function as a standalone application or as a GEM Software integration. When an incident occurs, it is immediately tracked by the Zonehaven platform, which maps the incident, simulates the speed and direction of the incident, and determines which zones (geographic areas) are at risk and need to be evacuated. As an incident develops, Zonehaven’s real-time updates provide emergency organizations and at-risk populations up-to-date information to stay safe.

• National Emergency Warning System (NEWS) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation, integration and to deliver Location-based SMS and Cell Broadcast alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, compared to other SMS alert providers that can take up to 15 minutes. Despite NEWS’ reach and scope, all data is anonymized, helping individuals stay safe and informed without sacrificing privacy.

• LRAD is the world’s leading Acoustic Hailing Device (AHD) that projects siren tones and audible voice messages with exceptional vocal clarity in a 30° beam from close range to 5,500 meters. LRADs are used throughout the world in multiple applications and circumstances to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives.

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

Business developments in the fiscal quarter ended December 31, 2021:

•	Announced GEM Software services contracts in five U.S. States announced

•	Announced Zonehaven evacuation software services contracts with 13 California counties announced

•	Received a follow-on GEM Software contract from a global automaker for operations in a Latin America country received

•	Announced GEM Enterprise is providing emergency and operations communications for The Green Bay Packers and Lambeau Field

•	Received $1.9 million in LRAD international defense and wildlife preservation orders received

•	Received a follow-on $1.8 million LRAD order under a previously announced U.S. Navy IDIQ contract received

•	Partnered with Danimex Communication to expand hardware and software sales in Africa

Revenues for the Company’s first quarter of fiscal 2022, were $10.7 million, an increase from $8.0 million in the first quarter of fiscal 2021. Both LRAD ($7.5 million) and IMNS ($2.6 million) revenues increased $0.4 million and $2.3 million, respectively, offset by a $0.1 million decrease in software revenue ($0.6 million) compared to the prior year quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales offset by increased software engineering expenses. Operating expenses in the quarter ended December 31, 2021, increased 47.9% to $6.5 million compared to $4.4 million in the same period in the prior year. We reported a net loss of $1.3 million for the first quarter of fiscal 2022, or a loss of $0.04 per share, compared to a net loss of $0.6 million, or a loss of $0.02 per share, for the same quarter in the prior year.

Overall Business Outlook

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical event management and law enforcement sectors as a result of increasing threats to government, commerce, homeland security, and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife preservation business segments.

Genasys has developed a global market and an increased demand for LRAD AHDs and advanced outdoor mass notification speakers. We have a reputation for producing quality products that feature industry leading broadcast area coverage, vocal intelligibility, and product reliability. We intend to continue building on our AHD leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events and civil unrest require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multichannel, multiagency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and business threats, critical events, and other life safety situations.

While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning, and critical communications markets.

In fiscal 2022, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenue through increased direct sales to governments and agencies that desire to integrate our communication technologies into their homeland security and public safety systems. This includes building on fiscal 2021 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, enterprise and critical event management, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation business opportunities.

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

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended June 30, 2021, we monitor the developments and assess areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Other businesses and governments with which we engage are likely operating under similar restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $10.1 million in cash and cash equivalents as of December 31, 2021, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

A large number of components and sub-assemblies manufactured by outside suppliers within our supply chain are produced within 50 miles of our facility. We do not source component parts directly from suppliers in China, however, it is likely that some of our suppliers source parts in China. The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts, including semiconductor chips and integrated circuits, resins, coating and other equipment and components. Negative impacts on our supply chain could have a material adverse effect on our business. We are in contact with our suppliers and evaluating what impact may result from COVID-19.

Critical Accounting Policies

We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2021. The impact and any associated risks related to these policies on our business operations is discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2021 and 2020 (in thousands)

	Three Months Ended
	December 31, 2021		December 31, 2020
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$9,570	89.6%	$6,950	86.6%	$2,620	37.7%
Contract and other	1,107	10.4%	1,078	13.4%	29	2.7%
Total revenues	10,677	100.0%	8,028	100.0%	2,649	33.0%

Cost of revenues	5,783	54.2%	4,324	53.9%	(1,459)	(33.7%)
Gross Profit	4,894	45.8%	3,704	46.1%	1,190	32.1%

Operating expenses
Selling, general and administrative	5,134	48.1%	3,331	41.5%	(1,803)	(54.1%)
Research and development	1,369	12.8%	1,066	13.3%	(303)	(28.4%)
Total operating expenses	6,503	60.9%	4,397	54.8%	(2,106)	(47.9%)

Loss from operations	(1,609)	(15.1% %)	(693)	(8.6% )	(916)	132.2%

Other income, net	13	0.1%	69	0.9%	(56)	(81.2%)

Loss before income taxes	(1,596)	(14.9%)	(624)	(7.8%)	(972)	155.8%
Income tax benefit	(291)	(2.7%)	(5)	(0.1%)	286	(5,720.0%)
Net loss	$(1,305)	(12.2%)	$(619)	(7.7%)	$(686)	110.8%

Net revenue
Hardware	$10,127	94.8%	$7,387	92.0%	2,740	37.1%
Software	550	5.2%	641	8.0%	(91)	(14.2%)
Total net revenue	$10,677	100.0%	$8,028	100.0%	$2,649	33.0%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $2,649 or 33%, compared to the same quarter in the prior year. LRAD revenues ($7,512) increased $444 and IMNS ($2,614) increased $2,295, while software revenue ($550) decreased $91, compared to the prior year quarter. Higher revenue in the first quarter of fiscal 2022 was largely due to the larger backlog at the start of the fiscal year compared to the prior year amount. Software revenue was lower primarily due to lower professional services performed in the current quarter, offset by higher recurring software revenue. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of December 31, 2021, we had aggregate deferred revenue of $1,388 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit compared to the same period in the prior year was due to higher hardware revenue in this year’s quarter. Gross profit as a percentage of sales was essentially unchanged compared to the prior year period primarily due to greater gross profit recognized on higher hardware revenue in this year’s quarter offset by higher costs from increased software related personnel added via acquisition and new hires in the last year to support the growing SasS product line.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,803, or 54.1%, over the prior year quarter. The increase was largely due to $982 of higher compensation expense from a 42% increase in sales and marketing personnel over the prior year, $379 increased amortization expense related to an acquisition, and $323 of higher travel, sales and marketing activities in the current year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended December 31, 2021 and 2020 of $531 and $171, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $303 this year as more engineering time was incurred to expand the base software offering compared to the prior year when more time was devoted to professional service contracts.

Included in research and development expenses for the three months ended December 31, 2021 and 2020, was $12 and $6, respectively, of non-cash share-based compensation costs.

Research and development costs vary period to period due to the timing of projects, and the timing and extent of using outside consulting, design and development firms. We seek to continually improve our product offerings, and we expect to continue to expand our product line with new products, customizations and enhancements. Based on current plans, we may expend additional resources on research and development in the current year compared to the prior year.

Net Loss

Net loss in the first quarter of fiscal year 2022 was $1,305, an increase of $686, compared to the net loss in the first quarter of fiscal year 2021. The increase was primarily due to the increased operating expenses resulting from the acquisition of Zonehaven and additional engineering, sales and marketing employees.

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Years ended September 30,
	2021	2020
Net loss	$(1,305)	$(619)
Other income, net	(13)	(69)
Income tax expense (benefit)	(291)	(5)
Depreciation and amortization	639	281
Stock-based compensation	558	182
Adjusted EBITDA	$(412)	$(230)

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2021 was $10,136, down $3,031 compared with $13,167 at September 30, 2021. We had short-term marketable securities of $3,938 as of December 31, 2021, compared with $5,686 at September 30, 2021. We had long-term marketable securities of $3,381 at December 31, 2021, compared with $1,875 at September 30, 2021. In addition to cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have a $10 million revolving line of credit available as a source of liquidity.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Three months ended
	December 31, 2021	December 31, 2020
Cash provided by (used in):
Operating activities	$(2,702)	$1,272
Investing activities	$72	$(4,264)
Financing activities	$(395)	$54

Operating Activities

Net loss of $1,305 for the three months ended December 31, 2021 was decreased by $1,131 of non-cash items that included an increase to deferred income taxes, share-based compensation, depreciation and amortization, warranty provision and inventory obsolescence. Cash used by operating activities in the quarter reflected an increase in inventory of $2,752 and a decrease in accrued liabilities and other of $1,743 for payment of incentive compensation earned in fiscal year 2021. This was offset by an $889 decrease in accounts receivable on lower revenue this quarter compared to the fourth quarter of fiscal year 2021, a $979 decrease in prepaid expenses and a $99 increase in accounts payable.

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

We had accounts receivable of $6,787 as of December 31, 2021, compared with $7,682 as of September 30, 2021. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of December 31, 2021 and September 30, 2021, our working capital was $15,433 and $18,019, respectively. The decrease in working capital was primarily due to the net loss this quarter, change in the short-term/long-term mix of marketable securities and the use of cash to repurchase shares of Company stock.

Investing Activities

Our net cash provided by investing activities was $72 for the three months ended December 31, 2021, compared with cash used in investing activities of $4,264 for the three months ended December 31, 2020. In the first quarter of fiscal 2021, $4,367 was used for the Amika Mobile asset purchase. In the first quarter of fiscal 2022, we decreased our holdings of short and long-term marketable securities by $231, compared with a decrease of $132 in the three months ended December 31, 2020. Cash used in investing activities for the purchase of property and equipment was $159 and $29 for the three months ended December 31, 2021 and 2020, respectively. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2022.

Financing Activities

In the three months ended December 31, 2021, proceeds from the exercise of stock options provided $46 of cash, compared with proceeds from stock options of $54 for the three months ended December 31, 2020.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the board voted to extend this program’s expiration date to December 31, 2022. During the quarter ended December 31, 2021, 116,868 shares were purchased for $441. No shares were repurchased during the quarter ended December 31, 2020. All repurchased shares have been retired and as of December 31, 2021, $3.7 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

The following table discloses the stock repurchases during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum dollar value of shares that may be purchased under the program
October 1, 2021 - October 31, 2021	-	$-	$4,051,745
November 1, 2021 - November 30, 2021	-	$-	$4,051,745
December 1, 2021 - December 31, 2021	116,868	$3.77	$3,610,833
	116,868

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not Applicable.

Item 5.         Other Information.

On February 4, 2022, the Company's Board of Directors adopted the Genasys Inc. Change in Control Severance Benefit Plan (the "Change in Control Plan"), which provides certain severance and other benefits to participating officers whose employment is terminated in connection with or following a change of control of the Company. The Change in Control Plan supersedes and replaces any prior plans, policies and practices applicable to the participating executives relating to severance or vesting acceleration upon a change of control of the Company. Dennis D. Klahn, Chief Financial Officer, and Norman Carmichael, Vice President of Operations, are currently the only participating officers in the Change of Control Plan.

The Change of Control Plan provides that in the event of a qualifying termination, each of the participating executives will be entitled to receive (i) a lump sum payment equal to twenty-four months' of the participating officer's base salary (less applicable tax and other withholdings), (ii) a lump sum payment equal to the participating officer's target bonus for the year in which the officer is terminated, (iii) continuation of health benefits for twenty-four months and (iv) accelerated vesting of any unvested stock options and other securities or similar incentives held by the participating officer at the time of termination. A qualifying termination under the Change of Control Plan is any involuntary termination without cause or any voluntary termination for good reason, in each case occurring within three months before or twelve months after a change of control of the Company.

Item 6.         Exhibits.

10.1	Change in Control Severance Benefit Plan, adopted February 4, 2022+*

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

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*         Filed concurrently herewith.

+         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENASYS INC.

Date: February 7, 2022	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)