Form 10-Q
period 2022-03-31
Genasys Inc.
filed 2022-05-09
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on May 5, 2022 was 36,578,085.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,
	2022	September 30,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,977	$13,167
Short-term marketable securities	5,204	5,686
Restricted cash	267	279
Accounts receivable, net	5,550	7,682
Inventories, net	9,642	6,416
Prepaid expenses and other	1,479	2,255
Total current assets	31,119	35,485

Long-term marketable securities	2,264	1,875
Long-term restricted cash	1,096	1,082
Deferred tax assets, net	8,375	8,039
Property and equipment, net	1,726	1,755
Goodwill	23,830	23,834
Intangible assets, net	11,735	12,804
Operating lease right of use assets	4,508	4,862
Other assets	405	392
Total assets	$85,058	$90,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,956	$2,160
Accrued liabilities	10,161	14,111
Notes payable	267	296
Operating lease liabilities, current portion	896	899
Total current liabilities	14,280	17,466

Other liabilities, noncurrent	1,030	995
Operating lease liabilities, noncurrent	5,276	5,709
Total liabilities	20,586	24,170

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,528,085 and 36,403,833 shares issued and outstanding, respectively	-	-
Additional paid-in capital	107,507	107,110
Accumulated deficit	(42,951)	(41,154)
Accumulated other comprehensive income (loss)	(84)	2
Total stockholders' equity	64,472	65,958
Total liabilities and stockholders' equity	$85,058	$90,128

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues:
Product sales	$11,854	$10,131	$21,424	$17,081
Contract and other	1,314	1,170	2,421	2,248
Total revenues	13,168	11,301	23,845	19,329
Cost of revenues	6,208	6,047	11,743	10,350

Gross profit	6,960	5,254	12,102	8,979

Operating expenses
Selling, general and administrative	5,594	3,824	10,631	7,155
Research and development	1,893	877	3,607	1,964
Total operating expenses	7,487	4,701	14,238	9,119

(Loss) income from operations	(527)	553	(2,136)	(140)

Other (loss) income, net	(10)	(8)	3	61

(Loss) income before income taxes	(537)	545	(2,133)	(79)
Income tax (benefit) expense	(45)	283	(336)	278
Net (loss) income	$(492)	$262	$(1,797)	$(357)

Net (loss) income per common share - basic	$(0.01)	$0.01	$(0.05)	$(0.01)
Diluted	$(0.01)	$0.01	$(0.05)	$(0.01)
Weighted average common shares outstanding:
Basic	36,353,321	33,683,240	36,405,321	33,629,479
Diluted	36,353,321	34,779,266	36,405,321	33,629,479

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net (loss) income	$(492)	$262	$(1,797)	$(357)
Other comprehensive (loss) income
Unrealized loss on marketable securities	(59)	(3)	(69)	(6)
Unrealized foreign currency gain (loss)	58	(75)	(17)	397
Comprehensive (loss) income	$(493)	$184	$(1,883)	$34

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021
Operating Activities:
Net loss	$(1,797)	$(357)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,282	552
Amortization of debt issuance costs	10	2
Warranty provision	16	37
Inventory obsolescence	64	196
Stock-based compensation	1,295	510
Realized loss on foreign currency forward contract	-	(76)
Deferred income taxes	(336)	278
Amortization of operating lease right of use asset	360	343
Accretion of acquisition holdback liability	24	22

Changes in operating assets and liabilities:
Accounts receivable, net	2,123	(14)
Inventories, net	(3,291)	(698)
Prepaid expenses and other	750	(253)
Accounts payable	805	1,184
Accrued and other liabilities	(4,412)	(1,363)
Net cash (used in) provided by operating activities	(3,107)	363

Investing Activities:
Purchases of marketable securities	(3,656)	(2,799)
Proceeds from maturities of marketable securities	3,681	2,939
Cash paid for acquisitions net of cash acquired	-	(4,367)
Capital expenditures	(171)	(148)
Net cash used in investing activities	(146)	(4,375)

Financing Activities:
Proceeds from exercise of stock options	170	170
Repurchase of common stock	(998)	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(70)	(141)
Payments on promissory notes	(17)	(18)
Cash paid for debt issuance costs	-	(38)
Net cash used in financing activities	(915)	(27)
Effect of foreign exchange rate on cash	(20)	(30)
Net decrease in cash, cash equivalents, and restricted cash	(4,188)	(4,069)
Cash, cash equivalents and restricted cash, beginning of period	14,528	23,996
Cash, cash equivalents and restricted cash, end of period	$10,340	$19,927

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$8,977	$18,455
Restricted cash, current portion	267	282
Long-term restricted cash	1,096	1,190
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$10,340	$19,927

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(69)	$(6)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(832)	$(3,431)
Initial measurement of operating lease right of use assets	$7	$(259)
Initial measurement of operating lease liabilities	$7	$(259)

Business combinations accounted for as a purchase
Fair value of net assets acquired	$-	$613

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

1. OPERATIONS

Genasys Inc. (the “Company”) is a global provider of critical communications hardware and software systems designed to alert, inform, and protect. The Company's unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. The Company uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of March 31, 2022, the amount of cash and cash equivalents was $8,977. As of September 30, 2021, the amount of cash and cash equivalents was $13,167.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of March 31, 2022, the current portion of restricted cash was $267, and the noncurrent portion was $1,096. As of September 30, 2021, the current portion of restricted cash was $279, and the noncurrent portion was $1,082.

Reclassifications

Where necessary, certain prior year’s information has been reclassified to conform to the current year presentation.

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

4. REVENUE RECOGNITON

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

The Company derives its revenue from the sale of products to customers, contracts, software license fees, other services and freight. The Company sells its products through its direct sales force and through authorized resellers and system integrators. The Company recognizes revenue for goods including software when all the significant risks and rewards have been transferred to the customer, no continuing managerial involvement usually associated with ownership of the goods is retained, no effective control over the goods sold is retained, the amount of revenue can be measured reliably, it is probable that the economic benefits associated with the transactions will flow to the Company and the costs incurred or to be incurred in respect of the transaction can be measured reliably. Software license revenue, maintenance and/or software development service fees may be bundled in one arrangement or may be sold separately.

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

The sale and/or license of software products is deemed to have occurred when a customer either has taken possession of, or has the ability to take immediate possession of the software and the software key. Perpetual software licenses can include one-year maintenance and support services. In addition, the Company sells maintenance services on a stand-alone basis and is therefore capable of determining their fair value. On this basis, the amount of the embedded maintenance is separated from the fee for the perpetual license and is recognized on a straight-line basis over the period to which the maintenance relates.

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of March 31, 2022 and September 30, 2021, including the change between the periods. There were no contract assets as of March 31, 2022 and September 30, 2021. The current portion of contract liabilities and the non-current portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2021	$8,701	$1,428	$10,129
New performance obligations	4,298	801	5,099
Recognition of revenue as a result of satisfying performance obligations	(7,259)	(941)	(8,200)
Effect of exchange rate on deferred revenue	-	1	1
Balance as of March 31, 2022	$5,740	$1,289	$7,029
Less: non-current portion	-	(307)	(307)
Current portion as of March 31, 2022	$5,740	$982	$6,722

Remaining performance obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations under an original contract with a term greater than one year, which are fully or partially unsatisfied at the end of the period.

As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7,029. The Company expects to recognize revenue on approximately $6,722 or 96% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of March 31, 2022 or September 30, 2021. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended March 31, 2022 and September 30, 2021.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of March 31, 2022 and September 30, 2021. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	March 31, 2022
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$988	$-	$988	$988	$-	$-

Level 2:
Certificates of deposit	1,244	-	1,244	-	942	302
Municipal securities	5,370	(48)	5,322	-	4,126	1,196
Corporate bonds	923	(21)	902	-	136	766
Subtotal	7,537	(69)	7,468	-	5,204	2,264

Total	$8,525	$(69)	$8,456	$988	$5,204	$2,264

	September 30, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$932	$-	$932	$932	$-	$-

Level 2:
Certificates of deposit	1,494	-	1,494	-	694	800
Municipal securities	5,139	(1)	5,138	-	4,205	933
Corporate bonds	928	1	929	-	787	142
Subtotal	7,561	-	7,561	-	5,686	1,875

Total	$8,493	$-	$8,493	$932	$5,686	$1,875

Instruments measured at fair value on a non-recurring basis

Nonfinancial assets: Nonfinancial assets such as goodwill, other intangible assets, long-lived assets held and used, and right-of-use (“ROU”) assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

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

The following table presents nonfinancial assets that were subject to fair value measurement during the six months ended March 31, 2022. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments. There were no business combinations or indicators of impairment for the six months ended March 31, 2022.

	Carrying Value	Level 1	Level 2	Level 3	Gain/ (Loss)
Operating lease ROU asset	$7	$-	$-	7	$-

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$799) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2021	$687
Accretion	24
Currency translation	12
Balance as of March 31, 2022	$723

6. INVENTORIES, NET

Inventories, net consisted of the following:

	March 31,	September 30,
	2022	2021
Raw materials	$8,280	$5,449
Finished goods	723	842
Work in process	1,381	877
Inventories, gross	10,384	7,168
Reserve for obsolescence	(742)	(752)
Inventories, net	$9,642	$6,416

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	September 30,
	2022	2021
Office furniture and equipment	$1,355	$1,261
Machinery and equipment	1,380	1,270
Leasehold improvements	2,173	2,154
Property and equipment, gross	4,908	4,685
Accumulated depreciation	(3,182)	(2,930)
Property and equipment, net	$1,726	$1,755

Depreciation expense was $102 and $101 for the three months ended March 31, 2022 and 2021, respectively, and $199 and $200 for the six months ended March 31, 2022 and 2021, respectively.

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

There were no additions to goodwill during the six months ended March 31, 2022. During the year ended September 30, 2021, the Company added a total of $21,128 in goodwill related to the Zonehaven acquisition and the Amika Mobile asset purchase. As of March 31, 2022 and September 30, 2021, goodwill was $23,830 and $23,834, respectively. There were no impairments to goodwill during the six months ended March 31, 2022.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The changes in the carrying amount of goodwill by segment for the six months ended March 31, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$-	$23,834	$23,834
Currency translation	-	(4)	(4)
Balance as of March 31, 2022	$-	$23,830	$23,830

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $125. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was an increase of $135.

The changes in the carrying amount of intangible assets by segment for the six months ended March 31, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$25	$12,779	$12,804
Amortization	(2)	(1,081)	(1,083)
Currency translation	-	14	14
Balance as of March 31, 2022	$23	$11,712	$11,735

The Company’s consolidated intangible assets consisted of the following:

	March 31,	September 30,
	2022	2021
Technology	$12,081	$12,065
Customer relationships	1,835	1,855
Trade name portfolio	616	625
Non-compete agreements	234	244
Patents	72	72
	14,838	14,861
Accumulated amortization	(3,103)	(2,057)
	$11,735	$12,804

As of March 31, 2022, future amortization expense is as follows:

Fiscal year ending September 30,
2022 (remaining six months)	1,083
2023	2,135
2024	2,122
2025	1,999
2026	1,863
Thereafter	2,533
Total estimated amortization expense	$11,735

Amortization expense was $541 and $169 for the three months ended March 31, 2022 and 2021, respectively, and $1,083 and $352 for the six months ended March 31, 2022 and 2021, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

9. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2022	2021
Deposits for inventory	$201	$997
Prepaid insurance	473	395
Dues and subscriptions	233	213
Prepaid professional services	79	158
Prepaid commissions	159	82
Trade shows and travel	143	95
Other	191	315
	$1,479	$2,255

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	September 30,
	2022	2021
Payroll and related	$2,477	$3,726
Deferred revenue	982	1,120
Customer deposits	5,740	8,701
Accrued contract costs	710	416
Warranty reserve	150	146
Other	102	2
Total	$10,161	$14,111

Other liabilities-noncurrent consisted of the following:

	March 31,	September 30,
	2022	2021
Deferred extended warranty revenue	$307	$308
Asset purchase holdback liability	723	687
Total	$1,030	$995

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of March 31, 2022, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending March 31, 2023.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending March 31, 2023.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	March 31,	September 30,
	2022	2021
Beginning balance	$146	$126
Warranty provision	16	56
Warranty settlements	(12)	(36)
Ending balance	$150	$146

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

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$799) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

11. DEBT

In connection with the acquisition of Genasys Spain the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximates fair value. The balances of the acquired debt consist of loans with governmental agencies as of March 31, 2022. Loans with governmental agencies represent interest free debt granted by ministries within Spain for the purpose of stimulating economic development and promoting research and development. Loans with governmental agencies as of March 31, 2022 are as follows:

Principal
Loans with governmental agencies, current portion	$267	(a)

(a)

This loan is secured by $267 of cash pledged as collateral by Genasys Spain, which is the current balance of the loan. This amount is included in restricted cash as of March 31, 2022.  In April 2022, the Ministry of Economy and Competitiveness declared the terms of the loan satisfied and the outstanding balance of the loan was paid in full with the restricted cash. Accordingly, this has been included in the current portion of notes payable as of March 31, 2022.

The changes in the carrying amount of debt for the six months ended March 31, 2022, are as follows:

Balance as of September 30, 2021	$296
Payments	(17)
Currency translation	(12)
Balance as of March 31, 2022	$267

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of March 31, 2022, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and have and will be amortized on a straight-line basis over the term of the loan.

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

During the six months ended March 31, 2022, the Company added an additional operating lease ROU asset of $7 and operating lease liabilities of $7 for office equipment. The tables below show the operating lease ROU assets and liabilities as of September 30, 2021, and the balances as of March 31, 2022, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2021	$4,862
Additional operating lease ROU assets	7
Less amortization of operating lease ROU assets	(360)
Effect of exchange rate on operating lease ROU assets	(1)
Operating lease ROU assets as of March 31, 2022	$4,508

Operating lease liabilities
Operating lease liabilities as of September 30, 2021	$6,608
Additional operating lease liabilities	7
Less lease principal payments on operating lease liabilities	(442)
Effect of exchange rate on operating lease liabilities	(1)
Operating lease liabilities as of March 31, 2022	6,172
Less non-current portion	(5,276)
Current portion as of March 31, 2022	$896

As of March 31, 2022, the Company’s operating leases have a weighted-average remaining lease term of 6.21 years and a weighted-average discount rate of 4.14%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2022 (remaining six months)	$578
2023	1,090
2024	1,087
2025	1,058
2026	1,071
Thereafter	2,139
Total undiscounted operating lease payments	7,023
Less imputed interest	(851)
Present value of operating lease liabilities	$6,172

For the three months ended March 31, 2022 and 2021, total lease expense under operating leases was approximately $246 and $245, respectively. For the six months ended March 31, 2022 and 2021, total lease expense under operating leases was approximately $491 and $490, respectively. The Company did not have any short-term lease expense during the six months ended March 31, 2022 and 2021.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

13. INCOME TAXES

For the six months ended March 31, 2022, the Company recorded income tax benefit of $336 reflecting an effective tax rate of 28.6%. For the six months ended March 31, 2021, the Company recorded income tax expense of $278 reflecting an effective tax rate of 26.4%. The Company continues to maintain a partial valuation allowance against its deferred tax assets as the Company believes that the negative evidence that it will be able to recover these net deferred tax assets outweighs the positive evidence.

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

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the six months ended March 31, 2022, the Company recorded $845 of bonus expense. In the six months ended March 31, 2021, the Company recorded $898 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$799) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the six months ended March 31, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

15. SHARE-BASED COMPENSATION

Stock option plans

As of March 31, 2022, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved a plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of March 31, 2022, there were options and restricted stock units outstanding covering 60,000 and 3,300,311 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 4,525,315 shares of common stock available for grant, for a total of 7,885,626 shares of common stock authorized and unissued under the two equity plans.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 302,000 stock options granted during the six months ended March 31, 2022. There were 245,000 stock options granted during the six months ended March 31, 2021. The weighted average estimated fair value of employee stock options granted during the six months ended March 31, 2022 and 2022, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Six months ended
	March 31,
	2022	2021
Volatility	48.1%	48.5%
Risk-free interest rate	1.5%	0.6%
Dividend yield	0.0%	0.0%
Expected term in years	6.8	6.8

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

As of March 31, 2022, there was approximately $1,114 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.6 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The Company did not grant any PVO’s during the six months ended March 31, 2022 and 2021.

Restricted stock units

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

On March 15, 2022, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $407, which have and will be expensed on a straight-line basis through the March 15, 2023 vest date. On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that will vest on the first anniversary of the grant date. These were issued at a market value of $51, which have and will be expensed on a straight-line basis though the November 1, 2022 vest date. Also, during the six months ended March 31, 2022, there were 100,800 RSUs granted to employees that will vest over three years on the anniversary of the grant date. These were issued at a market value of $348, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $586 and $1,023 for the three months and six months ended March 31, 2022, respectively. Compensation expense for RSUs was $249 and $387 for the three and six months ended March 31, 2021, respectively. As of March 31, 2022, there was approximately $1,181 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.68 years.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

A summary of the Company’s RSUs as of March 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2021	399,469	$6.27
Granted	260,800	$3.09
Released	(262,342)	$6.46
Forfeited/cancelled	(15,000)	$5.05
Outstanding March 31, 2022	382,927	$4.03

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2021	2,745,384	$3.02
Granted	302,000	$4.87
Forfeited/expired	-	$-
Exercised	(70,000)	$2.43
Outstanding March 31, 2022	2,977,384	$3.23
Exerciseable March 31, 2022	1,562,503	$2.42

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2022 to 2028 with an average life of 3.72 years. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2022 was $1,067 and $1,067, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $2.75 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the six months ended March 31, 2022 was $86 and proceeds from these exercises was $170. The total intrinsic value of stock options exercised during the six months ended March 31, 2021 was $455 and proceeds from these exercises was $170.

The following table summarized information about stock options outstanding as of March 31, 2022:

				Weighted Average	Weighted Average		Weighted Average
Range of			Number	Remaining	Exercise	Number	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.31	-	$1.86	319,157	1.51	$1.64	319,157	$1.64
$1.99	-	$1.99	937,500	1.94	$1.99	937,500	$1.99
$3.39	-	$3.39	800,000	4.51	$3.39	-	$-
$3.40	-	$4.99	635,727	5.53	$4.10	237,745	$3.60
$5.05	-	$8.03	285,000	5.80	$6.66	80,780	$6.94
			2,977,384	3.72	$3.23	1,575,182	$2.42

The Company recorded $151 and $79 of stock option compensation expense for employees, directors and consultants for the three months ended March 31, 2022, and 2021, respectively. The Company recorded $272 and $123 of stock option compensation expense for employees, directors and consultants for the six months ended March 31, 2022, and 2021, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cost of revenues	28	$9	43	15
Selling, general and administrative	686	309	1,217	479
Research and development	23	10	35	16
	$737	$328	$1,295	$510

16. STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the six months ended March 31, 2022 and the six months ended March 31, 2021 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	$363	$107,273	$(42,459)	$(83)	$64,731

Share-based compensation expense	-	-	737	-	-	737
Issuance of common stock upon exercise of stock options, net	55,000	1	124	-	-	124
Issuance of common stock upon vesting of restricted stock units	262,342	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(142,442)	(1)	(557)	-	-	(557)
Accumulated other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(492)	-	(492)
Balance as of March 31, 2022	36,528,085	$365	$107,507	$(42,951)	$(84)	$64,472

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

Common stock activity

During the six months ended March 31, 2022, the Company issued 70,000 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options and the Company issued 243,998 shares of common stock in connection with the vesting of RSUs. During the six months ended March 31, 2021, the Company issued 86,462 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options and the Company issued 201,560 shares of commons stock in connection with the vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the six months ended March 31, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

During the six months ended March 31, 2022, 259,310 shares were repurchased for $998. There were no shares repurchased during the six months ended March 31, 2021. As of March 31, 2022, all repurchased shares were retired.

Dividends

There were no dividends declared in the six months ended March 31, 2022 and 2021.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net (loss) income	$(492)	$262	$(1,797)	$(357)

Basic (loss) income per share	$(0.01)	$0.01	$(0.05)	$(0.01)
Diluted (loss) income per share	$(0.01)	$0.01	$(0.05)	$(0.01)

Weighted average shares outstanding - basic	36,353,321	33,683,240	36,405,321	33,629,479
Assumed exercise of dilutive options	-	1,096,026	-	-
Weighted average shares outstanding - diluted	36,353,321	34,779,266	36,405,321	33,629,479

Potentially diluted securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	2,977,384	830,000	2,977,384	2,723,718
RSU	382,927	-	382,927	325,669
Obligation to issue common stock	139,128	-	139,128	-
Total	3,499,439	830,000	3,499,439	3,049,387

18. SEGMENT INFORMATION

The Company is engaged in the design, development and commercialization of directed and multidirectional sound technologies, voice broadcast products, and location-based mass messaging software for emergency warning and evacuation management. The Company operates in two business segments: Hardware and Software and its principal markets are North and South America, Europe, the Middle East and Asia. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on sales and operating income. Cash and cash equivalents, marketable securities, accounts receivable, inventory, property and equipment, deferred tax assets, goodwill and intangible assets are primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures:

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue from external customers
Hardware	$12,495	$10,625	$22,622	$18,012
Software	673	676	1,223	1,317
	$13,168	$11,301	$23,845	$19,329

Intersegment revenues
Hardware	$-	$-		$-
Software	820	254	1,494	606
	$820	$254	$1,494	$606

Segment operating income (loss)
Hardware	$2,537	$1,796	$3,709	$2,304
Software	(3,064)	(1,243)	(5,845)	(2,444)
	$(527)	$553	$(2,136)	$(140)

Other expenses:
Depreciation and amortization expense
Hardware	$96	$93	$190	$183
Software	547	177	1,092	369
	$643	$270	$1,282	$552

Income tax expense (benefit)
Hardware	$726	$412	$1,066	$531
Software	(771)	(129)	(1,402)	(253)
	$(45)	$283	$(336)	$278

	March 31,	September 30,
	2022	2021
Long-lived assets
Hardware	$1,706	$1,748
Software	35,585	36,645
	$37,291	$38,393

Total assets
Hardware	$47,237	$50,364
Software	37,821	39,764
	$85,058	$90,128

19. MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended March 31, 2022, revenues from two customers accounted for 63% and 13% of total revenues with no other single customer accounting for more than 10% of revenues. For the six months ended March 31, 2022, revenues from one customer accounted for 65% of total revenues with no other single customer accounting for more than 10% of revenues. As of March 31, 2022, accounts receivable from two customers accounted for 56% and 17% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Revenue from customers in the United States was $9,531 and $8,086 for the three months ended March 31, 2022 and 2021, respectively. Revenue from customers in the United States was $18,769 and $13,837 for the six months ended March 31, 2022 and 2021, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region.

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Americas	$10,095	$8,598	$19,531	$14,406
Asia Pacific	2,147	2,213	2,455	3,223
Europe, Middle East and Africa	926	490	1,859	1,700
Total Revenues	$13,168	$11,301	$23,845	$19,329

The following table summarizes long lived assets by geographic region.

	March 31,	September 30,
	2022	2021
United States	$26,078	$26,880
Americas (excluding the United States)	8,330	8,395
Europe, Middle East and Africa	2,883	3,118
Total long lived assets	$37,291	$38,393

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

Overview

Genasys is a global provider of critical communications hardware and software systems designed to alert and inform to help keep people safe. Our unified platform receives information from a wide variety of sensors and Internet-of-Things (IoT) inputs to collect real-time information on developing and active emergency situations. Genasys uses this information to create and disseminate alerts, warnings, notifications, and instructions through multiple channels before, during, and after public safety and enterprise threats, critical events, and other crisis situations.

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

•

National Emergency Warning System (NEWS) provides multichannel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. NEWS is a SaaS product that requires mobile telecom services for installation, integration and to deliver Location-based SMS and Cell Broadcast alerts and notifications that can be sent to anyone, anywhere, with no recipient opt-in, registration, or download required. NEWS can locate recipients and deliver messages in near real time, while other SMS alert providers can take up to 15 minutes. NEWS’ data is anonymized to help individuals stay safe and informed without sacrificing privacy.

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

Our critical communications systems are being used in more than 100 countries throughout the world in a range of diverse applications that include public safety, emergency warning, mass notification, defense, law enforcement, critical infrastructure protection and many more. We continue to develop new communication innovations and believe we have established significant competitive advantages in our principal markets.

Business developments in the fiscal quarter ended March 31, 2022:

•	Genasys NEWS selected by the country of Slovenia to power nationwide public warning system

•	Expanded Zonehaven evacuation software services and alerting resources into Los Angeles and four additional California Counties

•	Awarded $1.97 million public safety mass notification and emergency warning systems contract from the City of Berkeley, California

•	Announced multiple critical communications software contracts in Texas

•	Awarded contract in the public safety category from Sourcewell

Revenues for the Company’s second quarter of fiscal 2022, were $13.2 million, an increase from $11.3 million in the second quarter of fiscal 2021. LRAD ($10.6 million) and IMNS ($1.9 million) revenues increased $819 and $1,054, respectively, offset by a $6 decrease in software revenue ($673) compared with the prior year quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenues. Gross profit increased compared to the same quarter in the prior year as a result of higher sales offset by increased software engineering expenses. Operating expenses in the quarter ended March 31, 2022, increased 59.3% to $7.5 million, compared with $4.7 million in the same period in the prior year. We reported a net loss of $492 for the second quarter of fiscal 2022, or a loss of $0.01 per share, compared with net income of $262, or $0.01 per share, for the same quarter in the prior year.

Overall Business Outlook

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology, and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, critical infrastructure protection, and law enforcement sectors as a result of increasing threats to government, commerce, homeland security, and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife preservation business segments.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The proliferation of natural and man-made disasters, emergency events, civil unrest and military conflict require technologically advanced, multichannel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also incorporating critical communication and emergency management systems that locate and help safeguard employees when crises occur.

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

In fiscal 2022, we intend to continue to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenue through increased direct sales to governments and agencies that desire to integrate our communication technologies into their defense, homeland security and public safety systems. This includes building on fiscal 2021 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, public safety and enterprise critical communications, government, law enforcement, fire rescue, homeland and international security, private and commercial security, border security, maritime security, and wildlife preservation business opportunities.

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

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the six months ended March 31, 2022, we monitor the developments and assess areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Businesses and governments with which we engage may be operating under restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $10.3 million in cash and cash equivalents as of March 31, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Based on various standards published to date, we believe the work our associates perform is critical, essential and life sustaining. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and functionality of our critical infrastructure. We are following Center for Disease Control and local guidelines regarding COVID-19 safety in the workplace. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic, or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforeseen deviations from customers or foreign governments restricting the ability to do business; and, limitations on the ability of our customers to pay us on a timely basis, if at all.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended
	March 31, 2022		March 31, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$11,854	90.0%	$10,131	89.6%	$1,723	17.0%
Contract and other	1,314	10.0%	1,170	10.4%	144	12.3%
Total revenues	13,168	100.0%	11,301	100.0%	1,867	16.5%

Cost of revenues	6,208	47.1%	6,047	53.5%	(161)	(2.7%)
Gross profit	6,960	52.9%	5,254	46.5%	1,706	32.5%

Operating expenses
Selling, general and administrative	5,594	42.5%	3,824	33.8%	(1,770)	(46.3%)
Research and development	1,893	14.4%	877	7.8%	(1,016)	(115.8%)
Total operating expenses	7,487	56.9%	4,701	41.6%	(2,786)	(59.3%)

(Loss) income from operations	(527)	(4.0%)	553	4.9%	(1,080)	(195.3%)

Other income (expense), net	(10)	(0.1%)	(8)	(0.1%)	(2)	25.0%

(Loss) income before income taxes	(537)	(4.1%)	545	4.8%	(1,082)	(198.5%)
Income tax (benefit) expense	(45)	(0.3%)	283	2.5%	328	115.9%
Net (loss) income	$(492)	(3.7%)	$262	2.3%	$(754)	(287.8%)

Net revenue
Hardware	$12,495	94.9%	$10,625	94.0%	1,870	17.6%
Software	673	5.1%	676	6.0%	(3)	(0.4%)
Total net revenue	$13,168	100.0%	$11,301	100.0%	$1,867	16.5%

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Revenues

Revenues increased $1,867, or 16.5%, compared with the same quarter in the prior year. LRAD revenues ($10,615) increased $818 and IMNS ($1,880) increased $1,054, while software revenue ($673) decreased $6, compared with the prior year quarter. Higher revenue in the second quarter of fiscal 2022 was largely due to the larger backlog at the start of the fiscal year compared with the prior year amount. Software revenue was essentially unchanged, reflecting lower professional services performed in the current quarter, offset by higher recurring software revenue. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of March 31, 2022, we had aggregate deferred revenue of $982 for extended warranty obligations and software support agreements

Gross Profit

The increase in gross profit compared with the same period in the prior year was due to higher hardware revenue in this year’s quarter. Gross profit as a percentage of sales was essentially unchanged compared with the prior year period primarily due to greater gross profit recognized on increased hardware revenue and a more profitable revenue mix in this year’s quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,770, or 46.3%, over the prior year quarter. The increase was largely due to $701 of higher compensation expense from a 20% increase in sales and marketing personnel over the prior year, $443 increase in commission expense, $373 increased amortization expense, and $263 of higher travel, sales and marketing activities in the current year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended March 31, 2022 and 2021 of $686 and $309, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $1,016 this year as more engineering time was incurred to expand the base software offering, including expansion and integration of Zonehaven into the GEM software platform, as compared with the prior year when more time was devoted to professional service contracts.

Included in research and development expenses for the three months ended March 31, 2022 and 2021, was $23 and $10, respectively, of non-cash share-based compensation costs.

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

Net Loss

Net loss in the second quarter of fiscal year 2022 was $492, a decrease of $754, compared with the net income of $262 in the second quarter of fiscal year 2021. The decrease was primarily due to the increased operating expenses resulting from additional engineering, sales and marketing employees.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Comparison of Results of Operations for the Six Months Ended March 31, 2022 and 2021 (in thousands)

	Six Months Ended
	March 31, 2022		March 31, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$21,424	89.8%	$17,081	88.4%	$4,343	25.4%
Contract and other	2,421	10.2%	2,248	11.6%	173	7.7%
Total revenues	23,845	100.0%	19,329	100.0%	4,516	23.4%

Cost of revenues	11,743	49.2%	10,350	53.5%	(1,393)	(13.5%)
Gross profit	12,102	50.8%	8,979	46.5%	3,123	34.8%

Operating expenses
Selling, general and administrative	10,631	44.6%	7,155	37.0%	(3,476)	(48.6%)
Research and development	3,607	15.1%	1,964	10.2%	(1,643)	(83.7%)
Total operating expenses	14,238	59.7%	9,119	47.2%	(5,119)	(56.1%)

Loss from operations	(2,136)	(9.0%)	(140)	(0.7%)	(1,996)	1425.7%

Other income, net	3	0.0%	61	0.3%	(58)	(95.1%)

Loss before income taxes	(2,133)	(8.9%)	(79)	(0.4%)	(2,054)	2600.0%
Income tax (benefit) expense	(336)	(1.4%)	278	1.4%	614	220.9%
Net loss	$(1,797)	(7.5%)	$(357)	(1.8%)	$(1,440)	403.4%

Net revenue
Hardware	$22,622	94.9%	$18,012	93.2%	4,610	25.6%
Software	1,223	5.1%	1,317	6.8%	(94)	(7.1%)
Total net revenue	$23,845	100.0%	$19,329	100.0%	$4,516	23.4%

Revenues

Revenues increased 23.4% for the six months ended March 31, 2022, compared with the same prior year period primarily due to the larger backlog as of September 30, 2021 compared with September 30, 2020. LRAD revenue was $18,127 for the current year six-month period, up $1,262, or 7.5%, IMNS revenue was $4,494, up $3,350, or 292.8%, and software revenue was $1,223, down $96 or 7.3% compared with the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of March 31, 2022, we had aggregate deferred revenue of $982 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the six months ended March 31, 2022 was primarily due to higher sales volume. Gross profit as a percentage of revenue was higher compared to the prior year period primarily due to higher revenue and a better mix of revenue in the current year.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3,476, or 48.6%, in the six months ended March 31, 2022 compared with the prior year period. The increase in selling, general and administrative expenses was largely due to a $1,727 increase in compensation related costs due to a 30% increase of sales and marketing personnel over the prior year, $374 increase in commission expense, $749 increase in amortization expense, and $586 in higher sales and marketing activities and travel.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the six months ended March 31, 2022 and 2021 of $1,217 and $479, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $1,643, as more engineering time was incurred to expand the base software offering, including expansion and integration of Zonehaven into the GEM software platform.

We incurred non-cash share-based compensation expenses allocated to research and development in the six months ended March 31, 2022 and 2021 of $35 and $16, respectively.

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

Net Loss

Net loss of $1,797 for the first six months of fiscal 2022 increased $1,440 compared with a $357 net loss in the prior year period. This decrease was primarily due to the higher operating expenses, partially offset by the higher revenue and gross profit, in the current year period.

Other Metrics

We monitor a number of financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

Adjusted EBITDA

Adjusted EBITDA represents our net income before other income, net income tax expense (benefit), depreciation and amortization expense, and stock-based compensation. We do not consider these items to be indicative of our core operating performance. The items that are non-cash include depreciation and amortization expense and stock-based compensation. Adjusted EBITDA is a measure used by management to understand and evaluate our core operating performance and trends, and to generate future operating plans, make strategic decisions regarding allocation of capital, and invest in initiatives focused on cultivating new markets for our solutions. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) although depreciation and amortization are non-cash charges, the intangible assets that are amortized and property and equipment that is depreciated, will need to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacement or for new capital expenditure requirements; (2) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (3) adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation; (4) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (5) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our other U.S. GAAP-based financial performance measures, net income and our other U.S. GAAP financial results.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(492)	$262	(1,797)	(357)
Other (income) expense, net	10	8	(3)	(61)
Income tax (benefit) expense	(45)	283	(336)	278
Depreciation and amortization	643	270	1,282	552
Stock-based compensation	737	328	1,295	510
Adjusted EBITDA	$853	$1,151	$441	$922

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2022 was $8,977, down $4,190 compared with $13,167 as of September 30, 2021. We had short-term marketable securities of $5,204 as of March 31, 2022, compared with $5,686 as of September 30, 2021. We had long-term marketable securities of $2,264 as of March 31, 2022, compared with $1,875 as of September 30, 2021. In addition to cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have a $10 million revolving line of credit available as a source of liquidity.

Although there is uncertainty related to the impact of COVID-19 on the Company’s future results, we believe our efficient business model and strong balance sheet keep us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships and developing new opportunities for growth.

Principal factors that could affect our liquidity include:

•	ability to meet sales projections;

•	government spending levels;

•	introduction of competing technologies;

•	product mix and effect on margins;

•	ability to reduce current inventory levels;

•	product acceptance in new markets;

•	value of shares repurchased;

•	value of dividends declared;

•	supply chain disruption;

•	inflation;

•	conflict between Russia and Ukraine;

•	impact of COVID-19 on global market conditions; and

•	impact of COVID-19 on customers’ ability to pay.

Principal factors that could affect our ability to obtain cash from external sources include:

•	volatility in the capital markets; and

•	market price and trading volume of our common stock.

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

(in thousands, except per share and share amounts)

(Unaudited)

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Six months ended
	March 31, 2022	March 31, 2021
Cash provided by (used in):
Operating activities	$(3,107)	$363
Investing activities	(146)	(4,375)
Financing activities	(915)	(27)

Operating Activities

Net loss of $1,797 for the six months ended March 31, 2022 was decreased by $2,715 of non-cash items that included share-based compensation, depreciation and amortization, amortization of operating lease ROU assets, an increase to deferred income taxes, warranty provision and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $3,291, and a decrease in accrued liabilities and other of $4,412 reflecting a decrease in the balances of customer deposits received, and payment of incentive compensation earned in fiscal year 2021. This was offset by a $2,123 decrease in accounts receivable on lower revenue this quarter compared to the fourth quarter of fiscal year 2021, a $750 decrease in prepaid expenses and a $805 increase in accounts payable.

Net loss of $357 for the six months ended March 31, 2021 was offset by $1,864 of non-cash items that included depreciation and amortization, share-based compensation, operating lease ROU asset amortization, warranty provision, inventory obsolescence, both realized and unrealized loss on a foreign currency forward contract and a reduction to deferred income taxes. Cash used in operating activities for the current year reflected a decrease in accrued and other liabilities of $1,363, primarily for a $514 decrease in customer deposits resulting from shipments for the year to date and $491 of net lower accrued payroll and related liabilities, an increase of $698 in inventory to support the current backlog, a $253 increase in prepaid expenses and an increase in accounts receivable of $14. Cash provided by operating activities included an increase in accounts payable of $1,184, primarily for inventory related purchases.

We had accounts receivable of $5,550 as of March 31, 2022, compared with $7,682 as of September 30, 2021. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of March 31, 2022 and September 30, 2021, our working capital was $16,839 and $18,019, respectively. The decrease in working capital was primarily due to the net loss this year, change in the short-term/long-term mix of marketable securities, and the use of cash to repurchase shares of Company stock.

Investing Activities

Our net cash used in investing activities was $146 for the six months ended March 31, 2022, compared with $4,375 for the six months ended March 31, 2021. In the first six months of fiscal 2021, $4,367 was used for the Amika Mobile asset purchase. In the first six months of fiscal 2022, we decreased our holdings of short and long-term marketable securities by $25, compared with a decrease of $140 in the six months ended March 31, 2021. Cash used in investing activities for the purchase of property and equipment was $171 and $148 for the six months ended March 31, 2022 and 2021, respectively. We anticipate some additional expenditures for tooling and equipment during the balance of fiscal year 2022.

Financing Activities

In the six months ended March 31, 2022, we used $915 compared with $27 for financing activities for the six months ended March 31, 2021. In the first six months of fiscal 2022 we received $170 from the exercise of stock options and used $998 to repurchase shares of our common stock and $70 to settle statutory tax withholding requirements upon vesting of restricted stock units. In the first six months of fiscal year 2021 we received $170 from the exercise of stock options, which was offset by $141 of cash used to settle statutory tax withholding requirements upon vesting of restricted stock awards.

In December 2018, the Board of Directors approved a new share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the board voted to extend this program’s expiration date to December 31, 2022. During the six months ended March 31, 2022, 259,310 shares were purchased for $998. No shares were repurchased during the six months ended March 31, 2021. All repurchased shares have been retired and as of March 31, 2022, $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 23, 2021, except for those noted below:

The conflict between Russia and Ukraine and the related implications may negatively impact our operations.

          In February 2022, Russia invaded Ukraine. As a result, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions, as well as potential retaliatory actions by Russia, that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict or the impact of sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell, ship products, collect payments, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, supply disruptions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

The potential effects of the conflict between Russia and Ukraine also could impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of conflict between Russia and Ukraine could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

The following table discloses the stock repurchases during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum dollar value of shares that may be purchased under the program
January 1, 2022 - January 31, 2022	142,442	$3.91	$3,053,761
February 1, 2022 - February 28, 2022	-	$-	$3,053,761
March 1, 2022 - March 31, 2022	-	$-	$3,053,761
	142,442

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENASYS INC.

Date: May 9, 2022	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)