Form 10-Q
period 2022-06-30
Genasys Inc.
filed 2022-08-11
CIK 924383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of Common Stock, $0.00001 par value, outstanding on August 9, 2022 was 36,596,005.

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Genasys Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,
	2022	September 30,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,723	$13,167
Short-term marketable securities	5,270	5,686
Restricted cash	100	279
Accounts receivable, net of allowance for doubtful accounts of $127	5,691	7,682
Inventories, net	8,806	6,416
Prepaid expenses and other	1,233	2,255
Total current assets	32,823	35,485

Long-term marketable securities	2,004	1,875
Long-term restricted cash	971	1,082
Deferred tax assets, net	8,408	8,039
Property and equipment, net	1,644	1,755
Goodwill	23,511	23,834
Intangible assets, net	11,098	12,804
Operating lease right of use assets	4,315	4,862
Other assets	337	392
Total assets	$85,111	$90,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,501	$2,160
Accrued liabilities	11,827	14,111
Notes payable	-	296
Operating lease liabilities, current portion	882	899
Total current liabilities	15,210	17,466

Other liabilities, noncurrent	975	995
Operating lease liabilities, noncurrent	5,057	5,709
Total liabilities	21,242	24,170

Stockholders' equity:
Preferred stock, $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 36,596,005 and 36,403,833 shares issued and outstanding, respectively	-	-
Additional paid-in capital	107,945	107,110
Accumulated deficit	(43,540)	(41,154)
Accumulated other comprehensive income (loss)	(536)	2
Total stockholders' equity	63,869	65,958
Total liabilities and stockholders' equity	$85,111	$90,128

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product sales	$12,904	$10,719	$34,328	$27,800
Contract and other	1,248	1,908	3,669	4,156
Total revenues	14,152	12,627	37,997	31,956
Cost of revenues	7,572	6,206	19,315	16,556

Gross profit	6,580	6,421	18,682	15,400

Operating expenses
Selling, general and administrative	5,502	4,776	16,133	11,931
Research and development	1,707	1,125	5,314	3,089
Total operating expenses	7,209	5,901	21,447	15,020

(Loss) income from operations	(629)	520	(2,765)	380

Other income (expense), net	9	(2)	12	59

(Loss) income before income taxes	(620)	518	(2,753)	439
Income tax (benefit) expense	(31)	228	(367)	506
Net (loss) income	$(589)	$290	$(2,386)	$(67)

Net (loss) income per common share:
Basic	$(0.02)	$0.01	$(0.07)	$(0.00)
Diluted	$(0.02)	$0.01	$(0.07)	$(0.00)
Weighted average common shares outstanding:
Basic	36,566,900	34,109,167	36,459,179	33,797,774
Diluted	36,566,900	35,270,945	36,459,179	33,797,774

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(589)	$290	$(2,386)	$(67)
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(12)	1	(81)	(5)
Unrealized foreign currency translation (loss) gain	(440)	182	(457)	579
Comprehensive (loss) income	$(1,041)	$473	$(2,924)	$507

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021
Operating Activities:
Net loss	$(2,386)	$(67)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,920	953
Amortization of debt issuance costs	14	7
Warranty provision	38	44
Inventory obsolescence	174	315
Stock-based compensation	1,650	956
Realized loss on foreign currency forward contract	-	(76)
Deferred income taxes	(369)	506
Amortization of operating lease right of use asset	543	518
Accretion of acquisition holdback liability	36	34

Changes in operating assets and liabilities:
Accounts receivable, net	1,964	(574)
Inventories, net	(2,563)	(788)
Prepaid expenses and other	1,049	(636)
Accounts payable	371	1,134
Accrued and other liabilities	(3,012)	5,988
Net cash (used in) provided by operating activities	(571)	8,314

Investing Activities:
Purchases of marketable securities	(5,287)	(4,457)
Proceeds from maturities of marketable securities	5,492	4,249
Cash paid for acquisitions net of cash acquired	-	(15,848)
Capital expenditures	(191)	(181)
Net cash provided by (used in) investing activities	14	(16,237)

Financing Activities:
Proceeds from exercise of stock options	253	170
Repurchase of common stock	(998)	-
Shares retained for payment of taxes in connection with settlement of restricted stock units	(70)	(141)
Payments on promissory notes	(277)	(18)
Cash paid for debt issuance costs	-	(38)
Net cash used in financing activities	(1,092)	(27)
Effect of foreign exchange rate on cash	(85)	(18)
Net decrease in cash, cash equivalents, and restricted cash	(1,734)	(7,968)
Cash, cash equivalents and restricted cash, beginning of period	14,528	23,996
Cash, cash equivalents and restricted cash, end of period	$12,794	$16,028

	-	-
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$11,723	$14,540
Restricted cash, current portion	100	286
Long-term restricted cash	971	1,202
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$12,794	$16,028

See accompanying notes

Genasys Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021
Noncash investing and financing activities:
Change in unrealized loss on marketable securities	$(81)	$(6)
Common stock issued in connection with the purchase of Zonehaven	$-	$(10,938)
Obligation to issue common stock in connection with the Amika Mobile asset purchase	$(832)	$(2,703)
Initial measurement of operating lease right of use assets	$7	$259
Initial measurement of operating lease liabilities	$7	$259

Business combinations accounted for as a purchase
Fair value of net assets acquired	$-	$30,980

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. As of June 30, 2022, the amount of cash and cash equivalents was $11,723. As of September 30, 2021, the amount of cash and cash equivalents was $13,167.

The Company considers any amounts pledged as collateral or otherwise restricted for use in current operations to be restricted cash. In addition, the Company excludes from cash and cash equivalents cash required to fund specific future contractual obligations related to business combinations. Restricted cash is classified as a current asset unless amounts are not expected to be released and available for use in operations within one year. As of June 30, 2022, the current portion of restricted cash was $100, and the noncurrent portion was $971. As of September 30, 2021, the current portion of restricted cash was $279, and the noncurrent portion was $1,082.

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

ASC 606, Revenue from Contracts with Customers (“ASC 606”), outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized:

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

Contract assets and liabilities

The Company enters into contracts to sell products and provide services and recognizes contract assets and liabilities that arise from these transactions. The Company recognizes revenue and corresponding accounts receivable according to ASC 606 and, at times, recognizes revenue in advance of the time when contracts give the Company the right to invoice a customer. Sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Subscription related commission costs are deferred and then amortized on a straight-line basis over the period of benefit. The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below reflects the balances of contract liabilities as of June 30, 2022 and September 30, 2021, including the change between the periods. There were no contract assets as of June 30, 2022 and September 30, 2021. The current portion of contract liabilities and the noncurrent portion are included in “Accrued liabilities” and “Other liabilities, noncurrent”, respectively, on the accompanying condensed consolidated balance sheets. Refer to Note 10, Accrued and Other Liabilities for additional details.

The Company’s contract liabilities were as follows:

	Customer deposits	Deferred revenue	Total contract liabilities
Balance as of September 30, 2021	$8,701	$1,428	$10,129
New performance obligations	9,701	1,383	11,084
Recognition of revenue as a result of satisfying performance obligations	(11,499)	(1,461)	(12,960)
Effect of exchange rate on deferred revenue	-	(10)	(10)
Balance as of June 30, 2022	$6,903	$1,340	$8,243
Less: non-current portion	-	(262)	(262)
Current portion as of June 30, 2022	$6,903	$1,078	$7,981

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $8,243. The Company expects to recognize revenue on approximately $7,981 or 97% of the remaining performance obligations over the next 12 months, and the remainder is expected to be recognized thereafter.

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

The fair value of the Company’s cash equivalents and marketable securities were determined based on Level 1 and Level 2 inputs. The valuation techniques used to measure the fair value of the “Level 2” instruments were based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The Company believes that the recorded values of its other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations. The Company did not have any marketable securities in the Level 3 category as of June 30, 2022 or September 30, 2021. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for financial instruments measured at fair value on a recurring basis for the periods ended June 30, 2022 and September 30, 2021.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Instruments measured at fair value on a recurring basis

Cash equivalents and marketable securities: The following tables present the Company’s cash equivalents and marketable securities’ costs, gross unrealized gains and losses, and fair value by major security type recorded as cash equivalents or short-term or long-term marketable securities as of June 30, 2022 and September 30, 2021. Unrealized gains and losses from the remeasurement of marketable securities are recorded in accumulated other comprehensive income (loss) until recognized in earnings upon the sale or maturity of the security.

	June 30, 2022
	Cost Basis	Unrealized Loss	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$1,184	$-	$1,184	$1,184	$-	$-

Level 2:
Certificates of deposit	1,025	-	1,025	-	723	302
Municipal securities	5,413	(56)	5,357	-	3,906	1,451
Corporate bonds	917	(25)	892	-	641	251
Subtotal	7,355	(81)	7,274	-	5,270	2,004

Total	$8,539	$(81)	$8,458	$1,184	$5,270	$2,004

	September 30, 2021
	Cost Basis	Unrealized Gain (Loss)	Fair Value	Cash Equivalents	Short-term Securities	Long-term Securities
Level 1:
Money market funds	$932	$-	$932	$932	$-	$-

Level 2:
Certificates of deposit	1,494	-	1,494	-	694	800
Municipal securities	5,139	(1)	5,138	-	4,205	933
Corporate bonds	928	1	929	-	787	142
Subtotal	7,561	-	7,561	-	5,686	1,875

Total	$8,493	$-	$8,493	$932	$5,686	$1,875

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

The following table presents nonfinancial assets that were subject to fair value measurement during the nine months ended June 30, 2022. Certain intangible assets, operating lease ROU assets and goodwill are subject to foreign currency translation adjustments. There were no business combinations or indicators of impairment for the nine months ended June 30, 2022.

	Carrying Value	Level 1	Level 2	Level 3	Gain/ (Loss)
Operating lease ROU asset	$7	$-	$-	7	$-

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Holdback Liability: In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$776) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The holdback liability was recorded at the present value which was the fair value at the acquisition date. The Company engaged independent valuation experts to assist in determining the present value of the holdback liability. The expected future payment was discounted using a rate representative of the Company’s payment risk and credit rating. Accretion is recorded in each subsequent reporting period based on the discount factor used to arrive at the original fair value. This change in fair value is recorded in the accompanying condensed consolidated statement of operations. The changes in the carrying amount of the holdback liability is as follows:

Balance as of September 30, 2021	$687
Accretion	36
Currency translation	(10)
Balance as of June 30, 2022	$713

6.	INVENTORIES, NET

Inventories, net consisted of the following:

	June 30,	September 30,
	2022	2021
Raw materials	$7,349	$5,449
Finished goods	795	842
Work in process	1,477	877
Inventories, gross	9,621	7,168
Reserve for obsolescence	(815)	(752)
Inventories, net	$8,806	$6,416

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	September 30,
	2022	2021
Office furniture and equipment	$1,252	$1,261
Machinery and equipment	1,388	1,270
Leasehold improvements	2,173	2,154
Property and equipment, gross	4,813	4,685
Accumulated depreciation and amortization	(3,169)	(2,930)
Property and equipment, net	$1,644	$1,755

Depreciation and amortization expense for property and equipment was $101 and $106 for the three months ended June 30, 2022 and 2021, respectively, and $299 and $306 for the nine months ended June 30, 2022 and 2021, respectively.

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

There were no additions to goodwill during the nine months ended June 30, 2022. During the year ended September 30, 2021, the Company added a total of $21,128 in goodwill related to the Zonehaven acquisition and the Amika Mobile asset purchase. As of June 30, 2022 and September 30, 2021, goodwill was $23,511 and $23,834, respectively. There were no impairments to goodwill during the nine months ended June 30, 2022 and 2021, respectively.

The changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$-	$23,834	$23,834
Currency translation	-	(323)	(323)
Balance as of June 30, 2022	$-	$23,511	$23,511

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Intangible assets and goodwill related to Genasys Spain are translated from Euros to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $295. Intangible assets and goodwill related to Amika Mobile are translated from Canadian dollars to U.S. dollars at the balance sheet date. The net impact of foreign currency exchange differences arising during the period related to goodwill and intangible assets was a decrease of $113.

The changes in the carrying amount of intangible assets by segment for the nine months ended June 30, 2022, were as follows:

	Hardware	Software	Total
Balance as of September 30, 2021	$25	$12,779	$12,804
Amortization	(3)	(1,618)	(1,621)
Currency translation	-	(85)	(85)
Balance as of June 30, 2022	$22	$11,076	$11,098

The Company’s consolidated intangible assets consisted of the following:

	June 30,	September 30,
	2022	2021
Technology	$11,964	$12,065
Customer relationships	1,789	1,855
Trade name portfolio	603	625
Non-compete agreements	220	244
Patents	72	72
	14,648	14,861
Accumulated amortization	(3,550)	(2,057)
	$11,098	$12,804

As of June 30, 2022, future amortization expense is as follows:

Fiscal year ending September 30,
2022 (remaining three months)	535
2023	2,112
2024	2,099
2025	1,983
2026	1,849
Thereafter	2,520
Total estimated amortization expense	$11,098

Amortization expense was $537 and $295 for the three months ended June 30, 2022 and 2021, respectively, and $1,621 and $647 for the nine months ended June 30, 2022 and 2021, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

9.	PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2022	2021
Deposits for inventory	$68	$997
Prepaid insurance	470	395
Dues and subscriptions	154	213
Prepaid professional services	23	158
Prepaid commissions	193	82
Trade shows and travel	122	95
Other	203	315
	$1,233	$2,255

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

10.	ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	September 30,
	2022	2021
Payroll and related	$2,756	$3,726
Deferred revenue	1,078	1,120
Customer deposits	6,903	8,701
Accrued contract costs	932	416
Warranty reserve	158	146
Other	-	2
Total	$11,827	$14,111

Other liabilities-noncurrent consisted of the following:

	June 30,	September 30,
	2022	2021
Deferred extended warranty revenue	$262	$308
Asset purchase holdback liability	713	687
Total	$975	$995

Payroll and related

Payroll and related consisted primarily of accrued vacation, bonus, sales commissions and benefits.

Deferred revenue

Deferred revenue as of June 30, 2022, included prepayments from customers for services, including extended warranty, scheduled to be performed in the twelve months ending June 30, 2023.

Customer deposits

Customer deposits represent amounts paid by customers as a down payment on hardware orders to be delivered in the twelve months ending June 30, 2023.

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

Warranty reserve

Changes in the warranty reserve and extended warranty were as follows:

	June 30,	September 30,
	2022	2021
Beginning balance	$146	$126
Warranty provision	38	56
Warranty settlements	(26)	(36)
Ending balance	$158	$146

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Asset purchase holdback liability

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$776) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

11.	DEBT

In connection with the acquisition of Genasys Spain, the Company acquired certain debts of Genasys Spain. The carrying value of the acquired debt approximated fair value. The balances of the acquired debt consisted of loans with governmental agencies that were secured with cash collateral. In April 2022, the Ministry of Economy and Competiveness declared the terms of the loan satisfied and the outstanding balance was paid in full using the restricted cash that was pledged as collateral at loan inception as payment of the remaining balance.

The changes in the carrying amount of debt for the nine months ended June 30, 2022, are as follows:

Balance as of September 30, 2021	$296
Payments	(277)
Currency translation	(19)
Balance as of June 30, 2022	$-

Revolving line of credit

On March 8, 2021, the Company entered into an agreement with MUFG Union Bank, N.A. for a $10 million revolving line of credit. Outstanding balances on the revolving line of credit bear interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.25%. The agreement contains a provision for determining an alternative interest rate index in the event the LIBOR rate is no longer available. The agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a short-term liquidity ratio and a senior leverage ratio, in addition to negative covenants which limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The maturity date of this revolving line of credit is March 31, 2023. As of June 30, 2022 and September 30, 2021, there were no borrowings on the revolving line of credit. The Company incurred and capitalized $38 of issuance costs related to this revolving line of credit. These issuance costs were recorded in prepaid expenses and other assets in the condensed consolidated balance sheet and have and will be amortized on a straight-line basis over the term of the loan.

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

The Company is party to operating leases for office and production facilities and equipment under agreements that expire at various dates through 2028. The Company elected the package of practical expedients permitted under the lease standard. In electing the practical expedient package, the Company is not required to reassess whether an existing or expired contract is or contains a lease, reassess the lease classification for expired or existing leases nor reassess the initial direct costs for leases that commenced before the adoption of ASC 842. The Company also elected the short-term lease exemption such that the lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

During the nine months ended June 30, 2022, the Company added an additional operating lease ROU asset of $7 and operating lease liability of $7 for office equipment. The tables below show the operating lease ROU assets and liabilities as of September 30, 2021, and the balances as of June 30, 2022, including the changes during the periods.

Operating lease ROU assets
Operating lease ROU assets as of September 30, 2021	$4,862
Additional operating lease ROU asset	7
Less amortization of operating lease ROU assets	(543)
Effect of exchange rate on operating lease ROU assets	(11)
Operating lease ROU assets as of June 30, 2022	$4,315

Operating lease liabilities
Operating lease liabilities as of September 30, 2021	$6,608
Additional operating lease liability	7
Less lease principal payments on operating lease liabilities	(665)
Effect of exchange rate on operating lease liabilities	(11)
Operating lease liabilities as of June 30, 2022	5,939
Less non-current portion	(5,057)
Current portion as of June 30, 2022	$882

As of June 30, 2022, the Company’s operating leases have a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 4.14%. The maturities of the operating lease liabilities are as follows:

Fiscal year ending September 30,
2022 (remaining three months)	$289
2023	1,087
2024	1,084
2025	1,058
2026	1,071
Thereafter	2,139
Total undiscounted operating lease payments	6,728
Less imputed interest	(789)
Present value of operating lease liabilities	$5,939

For the three months ended June 30, 2022 and 2021, total lease expense under operating leases was approximately $245 and 246, respectively. For each of the nine months ended June 30, 2022 and 2021, total lease expense under operating leases was approximately $735. The Company did not have any short-term lease expense during the nine months ended June 30, 2022 and 2021.

13.	INCOME TAXES

For the nine months ended June 30, 2022, the Company recorded income tax benefit of $367 reflecting an effective tax rate of 30.07%. For the nine months ended June 30, 2021, the Company recorded income tax expense of $506 reflecting an effective tax rate of 22.48%. The Company expects to utilize its deferred tax asset in the future, except for those related to federal R&D tax credit carryforwards and net operating loss carryforwards, R&D credits and foreign tax credits related to Genasys Spain and Genasys Canada and continues to maintain a partial allowance.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Bonus plan

The Company has a bonus plan for employees, in accordance with their terms of employment, whereby they can earn a percentage of their salary based on meeting targeted objectives for orders received, revenue, operating income and operating cash flow. In the nine months ended June 30, 2022, the Company recorded $1,483 of bonus expense. In the nine months ended June 30, 2021, the Company recorded $1,505 of bonus expense.

Amika Mobile asset purchase

In connection with the Amika Mobile asset purchase, the Company recorded a holdback liability related to potential future adjustments to assets and liabilities, misrepresentations and indemnifications against third-party claims. Adjustments of up to CAD$1,000 (USD$776) will be deducted from the asset purchase holdback liability for up to three years from the closing date. The liability is recorded at fair value in the condensed consolidated balance sheet.

The Company also agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the nine months ended June 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

15.	SHARE-BASED COMPENSATION

Stock option plans

As of June 30, 2022, the Company had two equity incentive plans. The 2005 Equity Incentive Plan (“2005 Equity Plan”) was terminated with respect to new grants in March 2015 but remains in effect for grants issued prior to that time. The Amended and Restated 2015 Equity Incentive Plan (“2015 Equity Plan”) was adopted by the Company’s Board of Directors on December 6, 2016 and approved by the Company’s stockholders on March 14, 2017. The 2015 Equity Plan was amended by the Company’s Board of Directors on December 8, 2020, to increase the number of shares authorized for issuance from 5,000,000 to 10,000,000. On March 16, 2021, the Company’s stockholders approved the plan amendment. The 2015 Equity Plan authorizes the issuance of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”) and performance awards, to an aggregate of 10,000,000 new shares of common stock to employees, directors, advisors or consultants. As of June 30, 2022, there were options and restricted stock units outstanding covering 10,000 and 3,291,725 shares of common stock under the 2005 Equity Plan and the 2015 Equity Plan, respectively, and 4,515,315 shares of common stock available for grant, for a total of 7,817,040 shares of common stock authorized and unissued under the two equity plans.

Share-based compensation

The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.

There were 322,000 stock options granted during the nine months ended June 30, 2022. There were 275,000 stock options granted during the nine months ended June 30, 2021. The weighted average estimated fair value of employee stock options granted during the nine months ended June 30, 2022 and 2021, was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (annualized percentages):

	Nine months ended
	June 30,
	2022	2021
Volatility	48.2%	48.5%
Risk-free interest rate	1.4%	0.6%
Dividend yield	0.0%	0.0%
Expected term in years	6.7	6.6

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

As of June 30, 2022, there was approximately $1,290 of total unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 1.4 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Performance-based stock options

On October 4, 2019, the Company awarded a performance-based stock option (PVO) to purchase 800,000 shares of the Company’s common stock to a key executive, with a contractual term of seven years. Vesting is based upon the achievement of certain performance criteria for each of fiscal 2022 and 2023, including a minimum free cash flow margin and net revenue targets. Additionally, vesting is subject to the executive being employed by the Company at the time the Company achieves such financial targets. The Company has not recorded stock-based compensation expense related to these options.

The Company did not grant any PVO’s during the nine months ended June 30, 2022 and 2021.

Restricted stock units

On March 10, 2020, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that vested on the first anniversary of the grant date. These were issued at a market value of $425 and were expensed on a straight-line basis through the March 10, 2021 vest date. Also, in fiscal 2020, 81,270 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $258, which have and will be expensed on a straight-line basis over the three-year life of the grants.

On March 16, 2021, each non-employee member of the Board of Directors received a grant of 27,883 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $1,100 and were expensed on a straight-line basis through the March 16, 2022 vest date. Also, during fiscal 2021, 145,950 RSUs were granted to employees that will vest over three years on the anniversary date of the grant. These were issued at a market value of $989, which have and will be expensed on a straight-line basis over the three-year life of the grants. On June 7, 2021, 5,000 RSUs with immediate vesting were granted to an employee at a market value of $25. These were expensed during the quarter ended June 30, 2021. On September 1, 2021, two new members of the Board of Directors received a grant of 17,500 RSUs which vested on March 16, 2022. These were issued at a market value of $184 and were expensed on a straight-line basis through the March 16, 2022 vest date.

On March 15, 2022, each non-employee member of the Board of Directors received a grant of 30,000 RSUs that will vest on the first anniversary of the grant date. These were issued at a market value of $407, which have and will be expensed on a straight-line basis through the March 15, 2023 vest date. On November 1, 2021, 10,000 RSUs were granted to a non-employee advisor that will vest on the first anniversary of the grant date. These were issued at a market value of $51, which have and will be expensed on a straight-line basis though the November 1, 2022 vest date. Also, during the nine months ended June 30, 2022, there were 100,800 RSUs granted to employees that will vest over three years on the anniversary of the grant date. These were issued at a market value of $348, which have and will be expensed on a straight-line basis over the three-year life of the grants.

Compensation expense for RSUs was $193 and $1,216 for the three months and nine months ended June 30, 2022, respectively. Compensation expense for RSUs was $363 and $750 for the three and nine months ended June 30, 2021, respectively. As of June 30, 2022, there was approximately $1,204 of total unrecognized compensation costs related to outstanding RSUs. This amount is expected to be recognized over a weighted average period of 1.4 years.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

A summary of the Company’s RSUs as of June 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding September 30, 2021	399,469	$6.27
Granted	260,800	$3.09
Released	(270,262)	$6.42
Forfeited/cancelled	(15,666)	$5.15
Outstanding June 30, 2022	374,341	$4.00

Stock option summary information

A summary of the activity in options to purchase the capital stock of the Company as of June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2021	2,745,384	$3.02
Granted	322,000	$4.77
Forfeited/expired	(10,000)	$5.43
Exercised	(130,000)	$1.95
Outstanding June 30, 2022	2,927,384	$3.26
Exerciseable June 30, 2022	1,589,114	$2.57

Options outstanding are exercisable at prices ranging from $1.31 to $8.03 per share and expire over the period from 2022 to 2029 with an average life of 3.53 years. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2022 was $1,585 and $1,584, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last day of trading for the quarter, which was $3.25 per share, and the exercise price multiplied by the number of applicable options. The total intrinsic value of stock options exercised during the nine months ended June 30, 2022 was $191 and proceeds from these exercises was $253. The total intrinsic value of stock options exercised during the nine months ended June 30, 2021 was $455 and proceeds from these exercises was $170.

The following table summarized information about stock options outstanding as of June 30, 2022:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.31	-	$1.86	259,157	1.53	$1.70	259,157	$1.70
$1.99	-	$1.99	937,500	1.69	$1.99	937,500	$1.99
$3.21	-	$3.21	20,000	6.85	$3.21	-	$-
$3.39	-	$3.39	800,000	4.26	$3.39	-	$-
$3.43	-	$8.03	910,727	5.28	$4.88	392,457	$4.53
			2,927,384	3.53	$3.26	1,589,114	$2.57

The Company recorded $162 and $84 of stock option compensation expense for employees, directors and consultants for the three months ended June 30, 2022, and 2021, respectively. The Company recorded $434 and $206 of stock option compensation expense for employees, directors and consultants for the nine months ended June 30, 2022, and 2021, respectively.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Share-based compensation

The Company recorded share-based compensation expense and classified it in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenues	10	$10	53	24
Selling, general and administrative	327	424	1,544	904
Research and development	18	12	53	28
	$355	$446	$1,650	$956

16.	STOCKHOLDERS’ EQUITY

Summary

The following table summarizes changes in the components of stockholders’ equity during the nine months ended June 30, 2022 and the nine months ended June 30, 2021 (amounts in thousands, except par value and share amounts):

					Accumulated
	Common Stock		Additional		Other	Total
	Shares	Par Value Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance as of September 30, 2021	36,403,833	$364	$107,110	$(41,154)	$2	$65,958
Share-based compensation expense	-	-	558	-	-	558
Issuance of common stock upon exercise of stock options, net	15,000	-	46	-	-	46
Stock buyback	(116,868)	(1)	(441)	-	-	(441)
Release of obligation to issue commons stock	69,564	-	-	-	-	-
Accumulated other comprehensive loss	-	-	-	-	(85)	(85)
Net loss	-	-	-	(1,305)	-	(1,305)
Balance as of December 31, 2021	36,371,529	$363	$107,273	$(42,459)	$(83)	$64,731

Share-based compensation expense	-	-	737	-	-	737
Issuance of common stock upon exercise of stock options, net	55,000	1	124	-	-	124
Issuance of common stock upon vesting of restricted stock units	262,342	2	-	-	-	-
Shares retained for payment of taxes in connection with net share settlement of restricted stock units	(18,344)	-	(70)	-	-	(70)
Stock buyback	(142,442)	(1)	(557)	-	-	(557)
Accumulated other comprehensive loss	-	-	-	-	(1)	(1)
Net loss	-	-	-	(492)	-	(492)
Balance as of March 31, 2022	36,528,085	$365	$107,507	$(42,951)	$(84)	$64,472

Share-based compensation expense	-	-	355	-	-	355
Issuance of common stock upon exercise of stock options, net	60,000	1	83	-	-	83
Issuance of common stock upon vesting of restricted stock units	7,920	-	-	-	-	-
Accumulated other comprehensive loss			-	-	(452)	(452)
Net loss			-	(589)	-	(589)
Balance as of June 30, 2022	36,596,005	$366	$107,945	$(43,540)	$(536)	$63,869

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

Common stock activity

During the nine months ended June 30, 2022, the Company issued 130,000 shares of common stock and received gross proceeds of $253 in connection with the exercise of stock options and the Company issued 251,918 shares of common stock in connection with the vesting of RSUs. During the nine months ended June 30, 2021, the Company issued 86,462 shares of common stock and received gross proceeds of $170 in connection with the exercise of stock options and the Company issued 206,560 shares of commons stock in connection with the vesting of RSUs.

In connection with the Amika Mobile asset purchase, the Company agreed to issue 191,267 shares of the Company’s common stock to the former owners of Amika Mobile on each of the first, second and third anniversaries of the closing date. The total number of shares of common stock the Company is obligated to issue is 573,801. The fair value of the Company’s common stock on the closing date was $5.98, resulting in the addition of $3,431 to additional paid-in-capital. During the year ended September 30, 2021, the Company accelerated the issuance of 365,109 of such shares of common stock to a former owner of the Amika Mobile assets. During the nine months ended June 30, 2022, the Company issued 69,564 shares to the former owners of the Amika Mobile assets. There are 139,128 remaining shares of the Company’s common stock subject to issuance under this obligation.

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

During the nine months ended June 30, 2022, 259,310 shares were repurchased for $998. There were no shares repurchased during the nine months ended June 30, 2021. As of June 30, 2022, all repurchased shares were retired.

Dividends

There were no dividends declared in the nine months ended June 30, 2022 and 2021.

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

17.	NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(589)	$290	$(2,386)	$(67)

Basic (loss) income per share	$(0.02)	$0.01	$(0.07)	$(0.00)
Diluted (loss) income per share	$(0.02)	$0.01	$(0.07)	$(0.00)

Weighted average shares outstanding - basic	36,566,900	34,109,167	36,459,179	33,797,774
Assumed exercise of dilutive options	-	1,161,778	-	-
Weighted average shares outstanding - diluted	36,566,900	35,270,945	36,459,179	33,797,774

Potentially dilutive securities outstanding at period end excluded from diluted computation as the inclusion would have been antidilutive:
Options	2,927,384	1,035,000	2,927,384	2,743,718
RSU	374,341	-	374,341	364,469
Obligation to issue common stock	139,128	452,098	139,128	452,098
Total	3,440,853	1,487,098	3,440,853	3,560,285

18.	SEGMENT INFORMATION

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

The following table presents the Company’s segment disclosures:

	June 30,		June 30,
	2022	2021	2022	2021

Revenue from external customers
Hardware	$13,419	$11,877	$36,041	$29,889
Software	733	750	1,956	2,067
	$14,152	$12,627	$37,997	$31,956

Intersegment revenues
Hardware	$-	$-	$-	$-
Software	860	581	2,354	1,187
	$860	$581	$2,354	$1,187

Segment operating income (loss)
Hardware	$2,495	$1,938	$6,204	$4,242
Software	(3,124)	(1,418)	(8,969)	(3,862)
	$(629)	$520	$(2,765)	$380

Other expenses:
Depreciation and amortization expense
Hardware	$95	$98	$285	$282
Software	543	303	1,635	671
	$638	$401	$1,920	$953

Income tax expense (benefit)
Hardware	$(13)	$447	$1,053	$978
Software	(18)	(219)	(1,420)	(472)
	$(31)	$228	$(367)	$506

	June 30,	September 30,
	2022	2021
Long-lived assets
Hardware	$1,623	$1,748
Software	11,119	12,811
	$12,742	$14,559

Total assets
Hardware	$47,177	$50,364
Software	37,934	39,764
	$85,111	$90,128

19.	MAJOR CUSTOMERS, SUPPLIERS AND RELATED INFORMATION

For the three months ended June 30, 2022, revenues from one customer accounted for 77% of total revenues with no other single customer accounting for more than 10% of revenues. For the nine months ended June 30, 2022, revenues from one customer accounted for 70% of total revenues with no other single customer accounting for more than 10% of revenues. As of June 30, 2022, accounts receivable from two customers accounted for 61% and 19% of total accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

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

Genasys Inc.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except per share and share amounts)

(Unaudited)

Revenue from customers in the United States was $12,631 and $10,564 for the three months ended June 30, 2022 and 2021, respectively. Revenue from customers in the United States was $31,465 and $24,401 for the nine months ended June 30, 2022 and 2021, respectively. The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location. The following table summarizes revenues by geographic region.

	June 30,		June 30,
	2022	2021	2022	2021
Americas	$12,674	$11,090	$32,205	$25,496
Asia Pacific	514	887	2,969	4,110
Europe, Middle East and Africa	964	650	2,823	2,350
Total Revenues	$14,152	$12,627	$37,997	$31,956

The following table summarizes long-lived assets by geographic region.

	June 30,	September 30,
	2022	2021
United States	10,079	$11,342
Americas (excluding the United States)	2,204	2,542
Europe, Middle East and Africa	459	675
Total long lived assets	$12,742	$14,559

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

GEM Software is an interactive, cloud-based SaaS solution that sends critical information to at-risk individuals or groups when an emergency occurs. GEM Software acts as both a communications input and output, receiving information from state-of-the-art sensors and emergency services, and quickly relaying notifications, alerts, and instructions to at-risk populations and first responders. GEM Software operators can create and send critical, verified, and secure notifications and messages using emails, voice calls, text messages, panic buttons, desktop alerts, television, social media, and more.

Integrated Mass Notification System (IMNS) is Genasys’ comprehensive GEM Software and Genasys hardware emergency response solution. IMNS gives operators the ability to communicate critical notifications across platforms using a command and control interface that can be accessed from an emergency operations center, authorized computer, or smart phone. Alerts and notifications can be sent via text messages, emails, IPAWS, desktop alerts, television, voice calls, social media, and Genasys speaker systems. IMNS creates layered redundancy that enables the maximum number of people to receive critical communications.

Zonehaven is a multi-faceted SaaS solution that serves both first responders and the communities they protect. Zonehaven can function as a standalone application or as a GEM software integration. When an incident occurs, the Zonehaven platform maps and simulates the speed and direction of the incident and determines which zones (geographic areas) are at risk and need to be evacuated. As an incident develops, Zonehaven’s real-time incident, evacuation status, and repopulation updates provide emergency agencies and at-risk people current information to help them stay safe.

•

National Emergency Warning System (NEWS) software provides multi-channel public safety notifications and instructions to designated areas, groups, or agencies when a crisis occurs. The NEWS platform is cloud-based, geo-redundant, and end-to-end encrypted. When implemented with mobile telecom services, NEWS delivers Location-based SMS and Cell Broadcast alerts and notifications to anyone, anywhere, with no recipient opt-in, registration, or download required. While other SMS alert providers take up to 15 minutes to find the mobile phones of people in at-risk areas, NEWS locates recipients and delivers messages in near real time. NEWS’ data is anonymized to help people stay safe and informed without sacrificing privacy.

•

LRAD is the world’s leading Acoustic Hailing Device (AHD). LRAD systems broadcast siren tones and audible voice messages with exceptional vocal clarity from close range to 5,500 meters. LRAD systems are used throughout the world in multiple applications to safely hail and warn, inform and direct, prevent misunderstandings, determine intent, establish large safety zones, resolve uncertain situations, and save lives.

Our critical communications systems are being used in more than 100 countries in a range of diverse applications that include public safety, emergency warning, mass notification, defense, law enforcement, border and homeland security, critical infrastructure protection, and many more. We continue to develop new critical ommunications innovations and believe we have established significant competitive advantages in our principal markets.

Business developments in the fiscal quarter ended June 30, 2022:

•	Received $15.7 million LRAD order from the U.S. Army under AHD Program of Record

•	Announced GEM government and enterprise software contracts and expanded GEM and Zonehaven software services in multiple cities, counties and states

•	Awarded $1.5 million in LRAD foreign military sales and defense orders

•	Announced next generation IMNS installations in Japan and order from U.S. Army

•	Shipped and received new orders for the LRAD 950NXT, the Company's next generation remotely operated long-range communication system

Revenues for the Company’s third quarter of fiscal 2022, were $14.2 million, an increase from $12.6 million in the third quarter of fiscal 2021. IMNS revenue ($3.9 million) increased $3,437, offset by decreases of $17 in software revenue ($733) and $1,895 in LRAD revenue ($9.5 million) compared with the prior year quarter. The timing of budget cycles, government financial issues and military conflict in certain areas of the world, often delay contract awards, resulting in uneven quarterly revenue. Gross profit increased compared to the same quarter in the prior year as a result of higher sales. Operating expenses in the quarter ended June 30, 2022, increased 22.2% to $7.2 million, compared with $5.9 million in the same period in the prior year. We reported a net loss of $589 for the third quarter of fiscal 2022, or a loss of $0.2 per share, compared with net income of $290, or $0.01 per share, for the same quarter in the prior year.

Overall Business Outlook

Our products, systems and solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance. We believe we have a solid global brand, technology and product foundation, which we continue to expand to serve new markets and customers for greater business growth.  We believe we have strong market opportunities for our product offerings throughout the world in the defense, public safety, emergency warning, mass notification, law enforcement, and border and homeland security sectors as a result of increasing threats to government, commerce, homeland security, and critical infrastructure. Our products, systems and solutions also have many applications within the fire rescue, maritime, asset protection, and wildlife preservation business segments.

Genasys has developed a global market and an increased demand for LRAD systems and advanced outdoor mass notification speakers. We have a reputation for producing quality products that feature industry leading broadcast area coverage, vocal intelligibility, and product reliability. We intend to continue building on our AHD leadership position by offering enhanced voice broadcast systems and accessories for an expanding range of applications. In executing our strategy, we use direct sales to governments, militaries, large end-users, system integrators, and prime vendors. We have built a worldwide distribution channel consisting of partners and resellers that have significant expertise and experience selling integrated communication solutions into our various target markets. As our primary AHD sales opportunities are with domestic and international governments, military branches, and law enforcement agencies, we are subject to each customer’s unique budget cycle, which leads to long selling cycles and uneven revenue flow, complicating our product planning.

The proliferation of natural and man-made disasters, emergency events, violent civil unrest and military conflicts require technologically advanced, multi-channel solutions to deliver clear and timely critical communications to help keep people safe during crisis situations. Businesses are also implementing critical communication and emergency management systems that locate and help safeguard employees when crises occur.

By providing the only SaaS platform that unifies sensors and IoT inputs with multi-channel, multi-agency alerting and notifications, Genasys seeks to deliver reliable, fast, and intuitive solutions for creating and disseminating geolocation-targeted warnings, information, and instructions before, during, and after public safety and business threats, critical events, and other life-safety situations.

While the mass notification market is more mature with many established manufacturers and suppliers, we believe that our advanced technology and unified platform provides opportunities to succeed in the large and growing public safety, emergency warning, and critical communications markets.

In fiscal 2022, we are continuing to pursue domestic and international business opportunities with the support of business development consultants, key representatives, and resellers. We plan to grow our revenue through increased direct sales to governments and agencies that desire to integrate our communication technologies into their defense, homeland security and public safety systems. This includes building on fiscal 2021 domestic defense sales by pursuing further U.S. military opportunities. We also plan to pursue emergency warning, public safety and enterprise critical communications, government, law enforcement, fire rescue, homeland security, private and commercial security, border security, maritime security, and wildlife preservation business opportunities.

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

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the nine months ended June 30, 2022, we monitor the developments and assess areas where there is potential for our business to be impacted. A significant portion of our sales force is working remotely, which could, among other things, negatively impact our ability to engage in sales-related initiatives, or efficiently conduct day-to-day operations. Businesses and governments with which we engage may be operating under restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including the negotiation and fulfillment of orders. Disruptions in the supply chain could negatively impact our ability to source materials or manufacture and distribute products. While we do not currently anticipate a material reduction in demand for our commercialized products, we could experience a decrease in new orders, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $11.7 million in cash and cash equivalents as of June 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. While we have not yet experienced a material impact, the full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

We have been affected by price increases from our suppliers and logistics as well as other inflationary factors such as increased labor and overhead costs. We regularly review and adjust the sales price of our finished goods to offset these inflationary factors. Although we do not believe that inflation has had a material impact on our financial results through June 30, 2022, sustained or increased inflation in the future may have a negative effect on our ability to achieve certain expectations in gross margin and operating expenses. If we are unable to offset the negative impacts of inflation with increased prices, our future results could be materially affected.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021 (in thousands)

	Three Months Ended
	June 30, 2022		June 30, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$12,904	91.2%	$10,719	84.9%	$2,185	20.4%
Contract and other	1,248	8.8%	1,908	15.1%	(660)	(34.6%)
Total revenues	14,152	100.0%	12,627	100.0%	1,525	12.1%

Cost of revenues	7,572	53.5%	6,206	49.1%	(1,366)	(22.0%)
Gross profit	6,580	46.5%	6,421	50.9%	159	2.5%

Operating expenses
Selling, general and administrative	5,502	38.9%	4,776	37.8%	(726)	(15.2%)
Research and development	1,707	12.1%	1,125	8.9%	(582)	(51.7%)
Total operating expenses	7,209	50.9%	5,901	46.7%	(1,308)	(22.2%)

(Loss) income from operations	(629)	(4.4%)	520	4.1%	(1,149)	(221.0%)

Other income (expense), net	9	0.1%	(2)	(0.0%)	11	(550.0%)

(Loss) income before income taxes	(620)	(4.4%)	518	4.1%	(1,138)	(219.7%)
Income tax (benefit) expense	(31)	(0.2%)	228	1.8%	259	113.6%
Net (loss) income	$(589)	(4.2%)	$290	2.3%	$(879)	(303.1%)

Net revenue
Hardware	$13,419	94.8%	$11,877	94.1%	1,542	13.0%
Software	733	5.2%	750	5.9%	(17)	(2.3%)
Total net revenue	$14,152	100.0%	$12,627	100.0%	$1,525	12.1%

The tables above set forth for the periods indicated certain items of our condensed consolidated statements of operations expressed in dollars and as a percentage of net revenues. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes contained in this report.

Revenues

Revenues increased $1,525, or 12.1%, compared with the same quarter in the prior year. IMNS revenue ($3,894) increased $3,437, while software revenue ($733) decreased $17 and LRAD revenue ($9,525) decreased $1,895, compared with the prior year quarter. Higher revenue in the third quarter of fiscal 2022 was largely due to the larger backlog at the start of the fiscal year compared with the prior year amount. Software revenue was essentially unchanged, reflecting lower professional services performed in the current quarter, offset by higher recurring software revenue. The receipt of orders is often uneven due to the timing of budget cycles, government financial issues and military conflict. As of June 30, 2022, we had aggregate deferred revenue of $1,340 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit compared with the same period in the prior year was due to higher hardware revenue in this year’s quarter. Gross profit as a percentage of sales was lower compared with the prior year period primarily due to higher costs of components in this year’s quarter.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $726, or 15.2%, over the prior year quarter. The increase was largely due to $242 of increased amortization expense, $263 from higher travel, sales and marketing activities, and $124 from higher professional services in the current year period.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the three-months ended June 30, 2022 and 2021 of $327 and $424, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $582, or 51.7%, this year as we have more engineers and more engineering time was incurred to increase the features and functionality of our software offering, including the expansion and integration of Zonehaven into the GEM software platform, as compared with the prior year when more time was devoted to professional service contracts.

Included in research and development expenses for the three months ended June 30, 2022 and 2021, was $18 and $12, respectively, of non-cash share-based compensation costs.

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

Net Loss

Net loss in the third quarter of fiscal year 2022 was $589, compared with net income of $290 in the third quarter of fiscal year 2021. The decrease was primarily due to the increased operating expenses resulting from additional engineering, sales and marketing employees.

Comparison of Results of Operations for the Nine Months Ended June 30, 2022 and 2021 (in thousands)

	Nine Months Ended
	June 30, 2022		June 30, 2021
		% of		% of
		Total		Total	Fav(Unfav)
	Amount	Revenue	Amount	Revenue	Amount	%
Revenues:
Product sales	$34,328	90.3%	$27,800	87.0%	$6,528	23.5%
Contract and other	3,669	9.7%	4,156	13.0%	(487)	(11.7%)
Total revenues	37,997	100.0%	31,956	100.0%	6,041	18.9%

Cost of revenues	19,315	50.8%	16,556	51.8%	(2,759)	(16.7%)
Gross Profit	18,682	49.2%	15,400	48.2%	3,282	21.3%

Operating expenses
Selling, general and administrative	16,133	42.5%	11,931	37.3%	(4,202)	(35.2%)
Research and development	5,314	14.0%	3,089	9.7%	(2,225)	(72.0%)
Total operating expenses	21,447	56.4%	15,020	47.0%	(6,427)	(42.8%)

(Loss) income from operations	(2,765)	(7.3%)	380	1.2%	(3,145)	(827.6%)

Other income (expense), net	12	0.0%	59	0.2%	(47)	(79.7%)

(Loss) income before income taxes	(2,753)	(7.2%)	439	1.4%	(3,192)	(727.1%)
Income tax (benefit) expense	(367)	(1.0%)	506	1.6%	873	172.5%
Net loss	$(2,386)	(6.3%)	$(67)	(0.2%)	$(2,319)	3461.2%

Net revenues
Hardware	$36,041	94.9%	$29,889	93.5%	6,152	20.6%
Software	1,956	5.1%	2,067	6.5%	(111)	(5.4%)
Total net revenues	$37,997	100.0%	$31,956	100.0%	$6,041	18.9%

Revenues

Revenues increased 18.9% for the nine months ended June 30, 2022, compared with the same prior year period primarily due to the larger backlog as of September 30, 2021 compared with September 30, 2020. LRAD revenue was $27,652 for the current year nine-month period, down $638, or 2.3%, IMNS revenue was $8,389, up $6,790, and software revenue was $1,956, down $111 or 5.4% compared with the same prior year period. The receipt of orders will often be uneven due to the timing of approvals or budgets. As of June 30, 2022, we had aggregate deferred revenue of $1,340 for extended warranty obligations and software support agreements.

Gross Profit

The increase in gross profit in the nine months ended June 30, 2022 was primarily due to higher sales volume. Gross profit as a percentage of revenue was higher compared to the prior year period primarily due to higher revenue and a better mix of revenue in the current year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4,202, or 35.2%, in the nine months ended June 30, 2022 compared with the prior year period. The increase in selling, general and administrative expenses was largely due to a $1,679 increase in compensation related costs due to a 20% increase in personnel over the prior year, $973 increase in amortization expense, $849 in higher sales and marketing activities and travel, and a $445 increase in commission expense.

We incurred non-cash share-based compensation expenses allocated to selling, general and administrative expenses in the nine months ended June 30, 2022 and 2021 of $1,544 and $904, respectively.

We may expend additional resources on the marketing and selling of our products in future periods as we identify ways to optimize potential opportunities. Commission expenses will fluctuate based on the nature of our sales.

Research and Development Expenses

Research and development expenses increased $2,225, or 72%, as we increased our engineering team and increased engineering time was utilized to increase software functionality and features, including the expansion and integration of Zonehaven into the GEM software platform.

We incurred non-cash share-based compensation expenses allocated to research and development in the nine months ended June 30, 2022 and 2021 of $53 and $28, respectively.

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

Net Loss

Net loss was $2,386 for the first nine months of fiscal 2022 compared with a $67 net loss in the prior year period. This decrease was primarily due to the higher operating expenses, partially offset by the higher revenue and gross profit in the current year period.

Other Metrics

We monitor a number of financial and operating metrics, including adjusted EBITDA, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. Our business metrics may be calculated in a manner different than similar other business metrics used by other companies (in thousands):

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

The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods indicated (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(589)	$290	(2,386)	(67)
Other (income) expense, net	(9)	2	(12)	(59)
Income tax (benefit) expense	(31)	228	(367)	506
Depreciation and amortization	638	401	1,920	953
Stock-based compensation	355	446	1,650	956
Adjusted EBITDA	$364	$1,367	$805	$2,289

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2022 was $11,723, down $1,444 compared with $13,167 as of September 30, 2021. We had short-term marketable securities of $5,270 as of June 30, 2022, compared with $5,686 as of September 30, 2021. We had long-term marketable securities of $2,004 as of June 30, 2022, compared with $1,875 as of September 30, 2021. In addition to cash and cash equivalents, short and long-term marketable securities, other working capital and expected future cash flows from operating activities in subsequent periods, we have a $10 million revolving line of credit available as a source of liquidity.

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

•         supply chain disruptions;

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below:

	Nine months ended
	June 30, 2022	June 30, 2021
Cash provided by (used in):
Operating activities	$(571)	$8,314
Investing activities	14	(16,237)
Financing activities	(1,092)	(27)

Operating Activities

Net loss of $2,386 for the nine months ended June 30, 2022 was decreased by $4,006 of non-cash items that included share-based compensation, depreciation and amortization, amortization of operating lease ROU assets, an increase to deferred income taxes, warranty provision and inventory obsolescence. Cash used by operating activities in the current year reflected an increase in inventory of $2,563, and a decrease in accrued liabilities and other of $3,012, comprised of a decrease in the balances of customer deposits received, and payment of incentive compensation earned in fiscal year 2021. This was offset by a $1,964 decrease in accounts receivable, a $1,049 decrease in prepaid expenses, and a $371 increase in accounts payable.

Net loss of $67 for the nine months ended June 30, 2021 was offset by $3,257 of non-cash items that included depreciation and amortization, share-based compensation, operating lease ROU asset amortization, warranty provision, inventory obsolescence, both realized and unrealized loss on a foreign currency forward contract, and a reduction to deferred income taxes. Cash provided by operating activities for the prior year reflected an increase of $1,134 in accounts payable, primarily for inventory related purchases, and a $5,988 increase in accrued and other liabilities, primarily from a $7,410 increase in customer deposits resulting from increased hardware orders, received in the prior fiscal year offset by a $630 reduction to accrued contract costs. Cash used in operating activities for the nine months ended June 30, 2021, reflected a $788 increase in inventory, a $636 increase in prepaid expense, and a $574 increase in accounts receivable.

We had accounts receivable of $5,691 as of June 30, 2022, compared with $7,682 as of September 30, 2021. Terms with individual customers vary greatly. We regularly provide thirty-day terms to our customers if credit is approved. Our receivables can vary dramatically due to overall sales volume, quarterly variations in sales, timing of shipments to and receipts from large customers, payment terms, and the timing of contract payments.

As of June 30, 2022 and September 30, 2021, our working capital was $17,613 and $18,019, respectively. The decrease in working capital was primarily due to the net loss this period, change in the short-term/long-term mix of marketable securities, and the use of cash to repurchase shares of Company stock.

Investing Activities

Our net cash provided by investing activities was $14 for the nine months ended June 30, 2022, compared with net cash used in investing activities of $16,237 for the nine months ended June 30, 2021. In the nine months of fiscal 2022, we decreased our holdings in short and long-term marketable securities by $205 compared with an increase of $208 for the nine months ending June 30, 2021.  Cash used in investing activities for the purchase of property and equipment was $191 and $181 for the nine months ended June 30, 2022, and 2021, respectively. We anticipate additional expenditures for tooling and equipment during the balance of fiscal year 2022. During the first nine months of fiscal 2021, $15,848 was used for acquisitions.

Financing Activities

In the nine months ended June 30, 2022, we used $1,092 for financing activities compared with $27 for the nine months ended June 30, 2021. In the first nine months of fiscal 2022 we received $253 from the exercise of stock options and used $998 to repurchase shares of our common stock, $70 to settle statutory tax withholding requirements upon vesting of restricted stock units and $277 in the repayment of promissory notes upon the certification of completed projects by goverenment agencies in Spain. In the first nine months of fiscal year 2021, we received $170 from the exercise of stock options, which was offset by $141 of cash used to settle statutory tax withholding requirements upon vesting of restricted stock awards, $18 in payments on promissory notes, and $38 of cash paid in connection with the establishment of our $10 million line of credit.

In December 2018, the Board of Directors approved a share buyback program beginning January 1, 2019, under which the Company was authorized to repurchase up to $5 million of its outstanding common shares. In December 2020, the board voted to extend this program’s expiration date to December 31, 2022. During the nine months ended June 30, 2022, 259,310 shares were purchased for $998. No shares were repurchased during the nine months ended June 30, 2021. All repurchased shares have been retired and as of June 30, 2022, $3.0 million was available for share repurchase under this program.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Risks related to global economic instability, including global supply chain issues, inflation, labor costs, and fuel and energy costs, may affect the Company’s business.

The increasingly volatile global economic environment has created market uncertainty. A slowdown in the financial markets or other economic conditions including but not limited to global supply chain issues, inflation, fuel and energy costs, freight costs, lack of available credit, interest rates, and tax rates, may adversely affect the Company’s growth and profitability.  Fluctuation of prices and availability of commodities and materials used in the manufacture of our products may affect the cost of operations.  In addition, increasing wage inflation and challenges hiring qualified personnel may impact our ability to meet customer demand.

The potential effects of market uncertainty and inflation could also impact many of the other risk factors described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. While we expect the impacts of market uncertainty and inflation could have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

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

GENASYS INC.

Date: August 11, 2022	By:	/s/ Dennis D. Klahn
Dennis D. Klahn, Chief Financial Officer
(Principal Financial Officer)